Form 10-K
period 1993-12-26
MEDIA GENERAL INC
filed 1994-03-25
CIK 216539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [fee required]

                  For the fiscal year ended December 26, 1993

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [no fee required]

                    For the transition period ___________ to _________

                           Commission File No. 1-6383

                              MEDIA GENERAL, INC.
             (Exact name of registrant as specified in its charter)

Commonwealth of Virginia                                      54-0850433
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

333 East Grace Street, Richmond, Virginia                       23219
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code          (804) 649-6000

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
           Title of each class                             which registered


           Class A Common Stock                        American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes         X       No
                                                      -------        -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant was $582,967,486 as of February 28, 1994.

     The number of shares of Class A Common Stock outstanding on February 28, 1994, was 25,681,651. The number of shares of Class B Common Stock outstanding on February 28, 1994, was 557,154.

     Part I, Part II and Part IV incorporate information by reference from the Annual Report to Stockholders for the year ended December 26, 1993. Part III incorporates information by reference from the proxy statement for the Annual Meeting of Stockholders to be held on May 20, 1994.

                                     Part I

Item 1.   Business

                                    General

     For a general description of the Company's business, see Business in Brief on page 4 of the 1993 Annual Report to Stockholders, which is incorporated herein by reference. The Company employs approximately 7,300 people on a full or part-time basis. The Company's businesses are somewhat cyclical; the second and fourth quarters are typically stronger than the first and third quarters.

                               Industry Segments

     The Company is engaged in three significant industry segments. For financial information concerning these segments and for information concerning the Company's foreign operations see pages 18, 31, 32, 50 and 51 of the 1993 Annual Report to Stockholders, which are incorporated herein by reference. Supplemental information concerning each of the Company's significant industry segments is included below.

Newspaper Publishing Business

     See pages 6, 8, 10 and 48 of the 1993 Annual Report to Stockholders which are incorporated herein by reference for a description of the business done and principal products produced by the Company in its newspaper publishing business.

     The primary raw material used by the Company in its newspaper operations is newsprint, which is purchased from various Canadian and United States sources, including Garden State Paper Company, Inc., a wholly owned subsidiary of the Company, and Southeast Paper Manufacturing Co., in which the Company owns a one-third equity interest. The newspaper operations of the Company consumed approximately 123,000 tons of newsprint in 1993. Management of the Company believes that newsprint inventory and sources of supply under existing arrangements will be adequate in 1994.

     All of the Company's newspapers compete for circulation and advertising with other newspapers published nationally and in nearby cities and towns and for advertising with magazines, radio, television and other promotional media. All of the newspapers compete for circulation principally on the basis of performance, service and price. Since 1985, the Company has owned a 40% interest in Garden State Newspapers, Inc., (GSN) a company established to acquire and operate medium-sized daily newspapers throughout the United States. The Company's 1991 operations include a loss of $78.7 million ($78.3 million after-tax; $3.01 per share) from GSN which largely resulted from GSN management's decision to write down the carrying value of certain assets, mostly intangibles, in light of depressed market conditions. The 1991 loss reduced the Company's investment in GSN to zero. Although GSN's net income for the twelve months ended September 30, 1992, was $12 million, such net income was due entirely to a nonrecurring gain from the sale of a newspaper property, net of operating losses. Consequently, in 1992 the Company did not recognize any equity in GSN's 1992 net income, nor has it since, because it is unlikely to realize any dividends or cash distributions from GSN operations.

     Subsequent to December 26, 1993, GSN failed to redeem the Series A and Series C Preferred Stock that previously had been issued to the Company and which was mandatorily redeemable on January 1, 1994. However, the Company has signed a Letter Agreement (Agreement) with GSN and a GSN affiliate whereby it has agreed to a process through which it would sell its 40% common equity interest in GSN, along with its GSN Series A and Series C Preferred Stock, for approximately $62.7 million. Under the terms of the


Agreement, the Company would simultaneously exchange its GSN Series B Preferred Stock for the 9% Preferred Stock of Denver Newspapers, Inc., currently owned by GSN. The Company would continue to hold a warrant to purchase 40% of the common equity of Denver Newspapers, Inc. The Agreement, which will terminate if the contemplated transactions have not occurred by April 29, 1994 (unless extended by mutual agreement of the parties), is subject to various conditions, including the buyer's ability to arrange financing. Consequently, there is no assurance that the transactions will be consummated and, in light of these contingencies, the Company continues to evaluate its options.

Television Business

     See pages 12, 14 and 16 of the 1993 Annual Report to Stockholders which are incorporated herein by reference for a description of the business done by the Company in its television business.

     The television broadcasting and cable television operations of the Company are subject to the jurisdiction of the Federal Communications Commission (FCC) pursuant to the Communications Act of 1934, as amended (the Act). The Act provides, among other things, that television broadcasts may be made only by persons licensed by the FCC. The Company's television stations operate under such licenses. The Act authorizes the FCC to grant or modify licenses on a determination that the "public convenience, interest, or necessity" will be served thereby, and to revoke licenses for violations of the Act, the terms of the license, or for certain other reasons. Licenses may also be revoked by court order or by the FCC if a licensee is found guilty of violations of certain provisions of the antitrust laws.

     The maximum term for which the FCC may grant a broadcasting license for a television station is five years, and renewals for periods of not more than five years may be made by the FCC upon considerations similar to those that govern the granting of original licenses. The licenses of WFLA-TV in Tampa and WJKS-TV in Jacksonville were most recently renewed in January 1992, and for WCBD-TV in Charleston in November 1991, and will expire on February 1, 1997, and December 1, 1996, respectively.

     FCC rules prohibit further acquisitions which would result in the common ownership of a daily newspaper and a television station in the same market. The rules do not apply retroactively to require divestiture of station WFLA-TV which is under common ownership with the Company's Tampa newspaper.

     The FCC has jurisdiction over and has adopted a regulatory program concerning the cable television industry. The FCC's regulations currently mandate blackout protection of certain local stations' network programs and certain sports programs and govern cable television engineering standards, registration and reporting obligations, and other matters, including rules which require the blackout of certain syndicated programs owned by television stations. In 1992, Congress passed, effective December 4, 1992, the Cable Television Consumer Protection and Competition Act of 1992 (Cable Act). It contains some provisions that are self-effectuating in that they do not require further FCC action and other provisions that require the FCC to adopt rules for their implementation. Examples of the former are provisions that prohibit cable systems from ownership of certain competitive multichannel video distribution services, a prohibition on franchise authorities awarding exclusive franchises, guidelines for awarding franchises and a provision which generally prohibits a cable operator from selling or otherwise transferring ownership in a cable system within 36 months following acquisition or initial construction of the system. Examples of provisions which required the FCC to adopt rules for their implementation include mandatory cable carriage of local television stations, a requirement that some television stations consent to carriage of their signals (retransmission consent), rate regulation, in-home wiring, new equal employment opportunity reporting requirements, consumer protection and customer service requirements, provisions prohibiting a cable operator from requiring purchase of particular program packages (tiers), other than the basic service tier, in order to purchase premium program services, and restrictions on indecent programming on access channels. Several of the provisions and the implementing rules may require changes in the Company's operations, but it is impossible to predict with certainty the extent of any future adverse impact on the systems of some or all of these new requirements. Also in 1992, in its video dialtone ruling, the FCC authorized telephone companies to transmit video programming for programmer-customers on a common carrier basis without having to obtain a municipal cable franchise. On February 22, 1994, the FCC announced the adoption of further rules intended to govern rates which cable operators may charge subscribers. Although the specific rules have not yet been published, the Company's preliminary evaluation of the general provisions indicates that the effect will not be material to the Company. Cable rates are subject to local franchise authority and FCC review, and further rate regulation is possible. In addition, many of the rules and regulations described above, particularly those implementing the Cable Act, are the subject of appeals which are pending in court. In addition to regulation by the FCC, cable television systems are also subject to extensive regulation by franchising authorities, and must file semi-annual Statements of Account and copyright royalty payments with the Copyright Office of the United States.

     The information contained in the preceding discussion does not purport to be a complete summary of all the provisions of the Act, the Cable Act or of the rules and regulations of the FCC thereunder, or of pending proposals for other regulation of broadcasting and related activities.

     The Company has cable television franchises to operate its existing systems in portions of Fairfax County, Virginia, and adjoining cities and towns, and in Fredericksburg, Virginia, and portions of Spotsylvania and Stafford Counties, Virginia. At December 26, 1993, the Company's cable television systems served approximately 220,000 subscribers on a subscriber payment basis.

     The primary source of revenues for WFLA-TV, WJKS-TV, and WCBD-TV is the sale of time to national and local advertisers. Since each of the stations is network affiliated, additional revenue is derived from the network programming carried by each. Expiration dates of the network contracts for WFLA-TV-NBC, WJKS-TV-ABC and WCBD-TV-ABC are April 1995, April 1994 and July 1995, respectively.

     The Company's television stations are in competition for audience and advertising revenues with other television and radio stations and cable television systems as well as magazines, newspapers and other promotional media. A number of cable television systems which operate generally on a subscriber payment basis are in business in the Company's broadcasting markets and compete for audience by importing out-of-market television signals or by originating programming. The Company's cable television systems have substantially the same competition as its television stations. The television stations and cable television systems compete for audience on the basis of program content and quality of reception, and for advertising revenues on the basis of price, share of market and performance.

     Reference is made to page 49 of the 1993 Annual Report to Stockholders which is incorporated herein by reference for market share and other information regarding the Company's television stations.

Newsprint Paper Manufacturing Business

     For a description of the business done, principal products produced and sources and availability of raw materials used by the Company in its newsprint paper manufacturing business, see pages 16 and 18 of the 1993 Annual Report to Stockholders, which are incorporated herein by reference.

     In addition to its Garden State Paper Company, Inc., (Garden State) mill in Garfield, New Jersey, the Company owns a 33 1/3% interest in the Southeast Paper Manufacturing Co. newsprint mill in Dublin, Georgia, which licenses and utilizes the Garden State process, a proprietary de-inking technology for the production of 100 percent recycled newsprint from recovered used newspapers. The Company earns royalties and fees pursuant to a contract with this venture, in addition to its share of operating results. The Company also owns a 49% interest in a Mexican newsprint mill near San Luis Potosi, Mexico, from which the Company receives option fees based on production. Under the terms of the Company's Option Agreement with this affiliate, the Company will continue to receive such fees through October 15, 1994. Unless some other form of divestiture is agreed to, on that date the affiliate's majority owner is expected to exercise its option to buy the Company's capital stock investment in the affiliate for $3.6 million, after which no further fees would be paid to the Company.

     Garden State owns certain United States patent rights and also has obtained patents in various foreign countries. Although these have been of value, their loss would not materially affect the conduct of its business as the Company has developed substantial proprietary knowledge related to its manufacturing process which enhances its competitive position.

     Garden State competes with approximately twenty Canadian and American companies in selling newsprint, its sole product, to newspaper publishers. Distribution from the Garden State mill is primarily by truck transportation. Competition is based principally on price, quality of product, and service, although the percentage of recovered fiber contained in manufactured newsprint is becoming increasingly important to newspaper publishers to meet various existing and proposed state and federal standards.

Item 2.   Properties

     The Company's headquarters and Richmond Newspapers, Inc., are located in Richmond, Virginia, in five adjacent buildings. In addition, Richmond Newspapers, Inc., completed and placed in service, on June 1, 1992, a 428,000 square foot production and distribution facility, located on an 86 acre site in Hanover County, Virginia, near Richmond. The Tampa, Florida, newspapers are published in a single unit production plant and office building located on a six acre tract in that city. The Winston-Salem, North Carolina, newspapers are also published in a single unit plant, although a new 140,000 square foot production and distribution facility, scheduled for completion in mid-1994, is currently under construction on a 12 acre site located near the present facility. All of the foregoing properties are Company-owned.

     Television facilities for WFLA-TV Tampa, Florida, WJKS-TV Jacksonville, Florida, and WCBD-TV Charleston, South Carolina, are located on land owned by the Company in and around these respective cities.

     Media General Cable of Fairfax County, Inc., a subsidiary of the Company, has headquarters located in one building owned by the Company in Chantilly, Virginia, and two head-ends located in Fairfax County, Virginia, one on property owned by the Company and adjacent to its production studio and one on leased property. In addition, Fairfax Cable leases an operations center for its service maintenance fleet in Springfield, Virginia. The cable system includes a home subscriber network and a separate institutional network.

     Newsprint production facilities of Garden State consist of a mill in Garfield, New Jersey, housing two paper-making machines adjacent to a power plant which supplies it with steam and electric power. Both the mill and the power plant are owned by Garden State. Garden State also owns or leases substantial storage facilities for waste paper in the general vicinity of the newsprint mill.

Item 3.   Legal Proceedings

     Certain of the Company's subsidiaries have been identified as potentially responsible parties, along with many other businesses unrelated to the Company, in connection with the alleged soil and/or groundwater contamination at a former commercial waste disposal site, a former industrial drum recycling location and a former waste oil recycling location. With respect to these matters, these subsidiaries have contributed, or may in the future be asked to contribute, to the costs of site assessment and cleanup. In addition, the Company and one of its subsidiaries are currently involved in environmental assessment and remediation projects at one facility formerly owned, and one facility currently owned. While the ultimate costs of the foregoing matters are not presently determinable, based on information currently available, management believes such costs will not be material to the Company's financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1993.

Executive Officers of the Registrant


Name                    Age    Position and Office                  Year First Took Office*

D. Tennant Bryan         87    Chairman of the Executive Committee            1930

J. Stewart Bryan III     55    Chairman, President,
                               Chief Executive Officer                        1990

Marshall N. Morton       48    Senior Vice President,
                               Chief Financial Officer                        1989

James L. Dillon          65    Vice President                                 1977

H. Graham Woodlief       49    Vice President                                 1989

George L. Mahoney        41    General Counsel, Secretary                     1993

Stephen R. Zacharias     44    Treasurer                                      1989



- ---------------

     The year indicated is the year in which the officer first assumed an office with the Company or with Richmond Newspapers, Inc., the predecessor of the Company, involving essentially the same duties and responsibilities as the office presently held, regardless of its formal titles at that time.  Prior to assuming his present position, J. Stewart Bryan III, had previously served during the past five years as Chief Operating Officer (1989-90) and as Vice Chairman and Executive Vice President (1985-90) of the Company.
Mr. Mahoney previously served as Assistant General Counsel of Dow Jones & Company, Inc., for more than five years.  Mr. Zacharias assumed executive officer responsibilities as of December 1993.

     Officers of the Company are elected at the Annual Meeting of the Board of Directors to serve, unless sooner removed, until the next Annual Meeting of the Board of Directors and/or until their successors are duly elected and qualified.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     Reference is made to page 47 of the 1993 Annual Report to Stockholders which is incorporated herein by reference for information required by this item.

Item 6.   Selected Financial Data

     Reference is made to Note 5 on pages 31 through 32, and to pages 50 and 51 of the 1993 Annual Report to Stockholders which are incorporated herein by reference for information required by this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Reference is made to pages 40 through 46 of the 1993 Annual Report to Stockholders which are incorporated herein by reference for information required by this item.

Item 8.   Financial Statements and Supplementary Data

     Consolidated financial statements of the Company as of December 26, 1993, and December 27, 1992, and for the fiscal years ended December 26, 1993, December 27, 1992, and December 29, 1991, and the report of independent auditors thereon, as well as the Company's unaudited quarterly financial data for the fiscal years ended December 26, 1993, and December 27, 1992, are incorporated herein by reference from the 1993 Annual Report to Stockholders pages 23 through 39 and page 47.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 20, 1994, except as to certain information regarding executive officers included in Part I. Matters regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 are incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 20, 1994.

Item 11.  Executive Compensation

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 20, 1994.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 20, 1994.

Item 13.  Certain Relationships and Related Transactions

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 20, 1994.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
  (a)1. and 2. The financial statements and schedules listed in the accompanying index to financial statements and financial statement schedules are filed as part of this annual report.
     3.Exhibits
     The exhibits listed in the accompanying index to exhibits are filed as part of this annual report.
  (b)Reports on Form 8-K
     None

Index to Financial Statements and Financial Statement Schedules - Item 14(a)
                                                                       Annual
                                                                       Report
                                                             Form        to
                                                             10-K   Stockholders


               Media General, Inc.
                 (Registrant)


Report of independent auditors                                9         39
Consolidated statements of operations for the
   fiscal years ended December 26, 1993,
   December 27, 1992, and December 29, 1991                             23
Consolidated balance sheets at December 26, 1993,
   and December 27, 1992                                                24-25
Consolidated statements of stockholders' equity
   for the fiscal years ended December 26, 1993,
   December 27, 1992, and December 29, 1991                             26
Consolidated statements of cash flows for the
   fiscal years ended December 26, 1993,
   December 27, 1992, and December 29, 1991                             27
Notes to consolidated financial statements                              28-38
Schedules:
     V  -  Property, plant and equipment                      10
    VI  -  Accumulated depreciation and amortization of
           property, plant and equipment                      11
  VIII  -  Valuation and qualifying accounts and reserves     12-13
     X  -  Supplementary income statement information         14

Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

The consolidated financial statements of Media General, Inc., listed in the above index which are included in the Annual Report to Stockholders of Media General, Inc., for the fiscal year ended December 26, 1993, are incorporated herein by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Part I, II, and IV, the 1993 Annual Report to Stockholders is not deemed filed as part of this report.

                        CONSENT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Media General, Inc.

     We consent to the incorporation by reference in this Annual Report (Form 10-K) of Media General, Inc., of our report dated January 25, 1994, included in the 1993 Annual Report to Stockholders of Media General, Inc.

     Our audits also included the financial statement schedules of Media General, Inc., listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     We also consent to the incorporation by reference in (a) the Registration Statement (Form S-8 No. 2-56905) pertaining to the 1971 Unqualified Stock Option Plan and the 1976 Qualified and Non-Qualified Stock Option Plans of Media General, Inc.; (b) the Registration Statement (Form S-8 No. 33-29478) pertaining to the Media General, Inc., Employees Thrift Plan; (c) the Registration Statement (Form S-8 No. 33-23698) pertaining to the 1987 Non-Qualified Stock Option Plan of Media General, Inc.; (d) the Registration Statement (Form S-3 No. 33-26853) pertaining to the Media General, Inc., Automatic Dividend Reinvestment and Stock Purchase Plan and (e) the Registration Statement (Form S-8 No. 33-52472) pertaining to the 1987 Non-Qualified Stock Option Plan of Media General, Inc., amended and restated May 17, 1991, and in the Prospectus related to each, of our report dated January 25, 1994, with respect to the consolidated financial statements of Media General, Inc., incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules of Media General, Inc., included in this Annual Report (Form 10-K) of Media General, Inc., for the fiscal year ended December 26, 1993.





                                                            ERNST & YOUNG

Richmond, Virginia
March 22, 1994

                                               Media General, Inc., and Subsidiaries
                                             Schedule V - Property, Plant and Equipment
                           Fiscal Years Ended December 29, 1991, December 27, 1992, and December 26, 1993
                                      Balance at                                       *Other changes
                                      beginning         Additions       Retirements      debit and/     Balance at end
                                      of period          at cost          and sales     or (credit)       of period
                                     ------------      ------------     ------------    ------------     ------------
1991
 Land..............................  $ 14,560,395      $    911,608     $        ---    $ 13,063,038     $ 28,535,041
 Buildings.........................    59,014,313         1,658,634           45,233         183,226       60,810,940
 Machinery and equipment...........   572,317,206        17,450,634        6,211,995      11,059,242      594,615,087
 Construction in progress..........    63,603,577        95,361,914              ---     (24,561,364)     134,404,127
                                     ------------      ------------     ------------    ------------     ------------
    Totals.........................  $709,495,491      $115,382,790(a)  $  6,257,228    $   (255,858)    $818,365,195
                                     ============      ============     ============    ============     ============
1992
 Land..............................  $ 28,535,041      $     67,087     $     42,305    $ (6,959,479)    $ 21,600,344
 Buildings.........................    60,810,940         1,783,999           90,785      69,993,788      132,497,942
 Machinery and equipment...........   594,615,087        30,280,258       11,549,173     107,538,147      720,884,319
 Construction in progress..........   134,404,127        60,187,987              ---    (185,469,373)       9,122,741
                                     ------------      ------------     ------------    ------------     ------------
    Totals.........................  $818,365,195      $ 92,319,331(b)  $ 11,682,263    $(14,896,917)(c) $884,105,346
                                     ============      ============     ============    ============     ============
1993
 Land..............................  $ 21,600,344      $      3,980     $     69,360    $    269,579     $ 21,804,543
 Buildings.........................   132,497,942         2,034,941           47,066         684,294      135,170,111
 Machinery and equipment...........   720,884,319        18,743,804       13,774,999       4,696,860      730,549,984
 Construction in progress..........     9,122,741        12,053,848              ---      (5,595,429)      15,581,160
                                     ------------      ------------     ------------    ------------     ------------

    Totals.........................  $884,105,346      $ 32,836,573     $ 13,891,425    $     55,304     $903,105,798
                                     ============      ============     ============    ============     ============

                  *  Includes intercompany transfers and reclassifications.
(a)  Includes approximately $80.9 million related to the expansion and relocation of the Richmond Newspapers' production facility.
(b)  Includes approximately $53.2 million related to the expansion and relocation of the Richmond Newspapers' production facility.
(c)  Includes approximately $14.7 million transferred to other assets.

                                               Media General, Inc., and Subsidiaries
                                      Schedule VI - Accumulated Depreciation and Amortization
                                                  of Property, Plant and Equipment
                           Fiscal Years Ended December 29, 1991, December 27, 1992, and December 26, 1993

                                       Balance                          Retirements,       *Other
                                     at beginning       Charged to       renewals &       changes       Balance at end
                                      of period           income        replacements    add (deduct)      of period
                                     ------------      ------------     ------------    ------------     ------------

1991
 Buildings.........................  $ 24,265,655      $  1,840,446     $     24,726    $        ---     $ 26,081,375
 Machinery and equipment...........   235,367,169        46,128,877        5,995,314          27,199      275,527,931
                                     ------------      ------------     ------------    ------------     ------------
    Totals.........................  $259,632,824      $ 47,969,323     $  6,020,040    $     27,199     $301,609,306
                                     ============      ============     ============    ============     ============

1992
 Buildings.........................  $ 26,081,375      $  2,918,911     $     29,384    $    (11,035)    $ 28,959,867
 Machinery and equipment...........   275,527,931        49,755,790        9,903,482           6,996      315,387,235
                                     ------------      ------------     ------------    ------------     ------------

    Totals.........................  $301,609,306      $ 52,674,701     $  9,932,866    $     (4,039)    $344,347,102
                                     ============      ============     ============    ============     ============

1993
 Buildings.........................  $ 28,959,867      $  3,689,691     $      6,821    $        ---     $ 32,642,737
 Machinery and equipment...........   315,387,235        51,274,155       11,423,387             ---      355,238,003
                                     ------------      ------------     ------------    ------------     ------------
    Totals.........................  $344,347,102      $ 54,963,846     $ 11,430,208    $        ---     $387,880,740
                                     ============      ============     ============    ============     ============

                  * Includes intercompany transfers and reclassifications.

                                               Media General, Inc., and Subsidiaries
                                   Schedule VIII - Valuation and Qualifying Accounts and Reserves
                           Fiscal Years Ended December 29, 1991, December 27, 1992, and December 26, 1993
                                                        Additions
                                                       (reductions)
                                      Balance at         charged                                           Balance
                                      beginning       (credited) to     Deductions-                         at end
                                      of period        expense-net          net          Transfers        of period
                                     ------------      ------------     ------------    ------------     ------------
1991
 Allowance for doubtful accounts...  $  5,322,316      $  6,192,833     $  8,096,311    $        ---     $  3,418,838
 Allowance for discounts...........       774,562         7,908,106        7,922,541             ---          760,127
 Allowance for note
    receivable.....................     3,315,000               ---              ---       1,825,000        5,140,000
                                     ------------      ------------     ------------    ------------     ------------
                                        9,411,878        14,100,939       16,018,852       1,825,000        9,318,965
                                     ------------      ------------     ------------    ------------     ------------
 Reserve for warranties............     3,281,531               ---          919,502             ---        2,362,029
 Reserve for disposition of
    certain operations.............     5,724,022          (990,229)       2,578,229             ---        2,155,564
 Reserve for discontinuance
    of Broadcast Services..........    10,496,916          (386,940)        (429,105)     (1,825,000)       8,714,081
                                     ------------      ------------     ------------    ------------     ------------
      Totals.......................  $ 28,914,347      $ 12,723,770     $ 19,087,478    $        ---     $ 22,550,639
                                     ============      ============     ============    ============     ============
1992
 Allowance for doubtful accounts...  $  3,418,838      $  5,377,424     $  5,381,321    $        ---     $  3,414,941
 Allowance for discounts...........       760,127         3,433,754        3,877,135             ---          316,746
 Allowance for note
    receivable.....................     5,140,000               ---              ---             ---        5,140,000
                                     ------------      ------------     ------------    ------------     ------------
                                        9,318,965         8,811,178        9,258,456             ---        8,871,687
                                     ------------      ------------     ------------    ------------     ------------
 Reserve for warranties............     2,362,029         2,691,247          708,113             ---        4,345,163
 Reserve for disposition of
    certain operations.............     2,155,564           (99,497)         325,119             ---        1,730,948
 Reserve for discontinuance
    of Broadcast Services..........     8,714,081        (5,457,039)       3,471,345       1,381,302        1,166,999
                                     ------------      ------------     ------------    ------------     ------------
      Totals.......................  $ 22,550,639      $  5,945,889     $ 13,763,033    $  1,381,302     $ 16,114,797
                                     ============      ============     ============    ============     ============

                                               Media General, Inc., and Subsidiaries
                             Schedule VIII - Valuation and Qualifying Accounts and Reserves - Continued
                           Fiscal Years Ended December 29, 1991, December 27, 1992, and December 26, 1993

                                                        Additions
                                                       (reductions)
                                      Balance at         charged                                           Balance
                                      beginning       (credited) to     Deductions-                         at end
                                      of period        expense-net          net          Transfers        of period
                                     ------------      ------------     ------------    ------------     ------------

1993
 Allowance for doubtful accounts...  $  3,414,941      $  3,488,482     $  3,205,662    $        ---     $  3,697,761
 Allowance for discounts...........       316,746           437,720          754,466             ---              ---
 Allowance for note
    receivable.....................     5,140,000               ---              ---      (5,140,000)(a)          ---
                                     ------------      ------------     ------------    ------------     ------------
                                        8,871,687         3,926,202        3,960,128      (5,140,000)       3,697,761
                                     ------------      ------------     ------------    ------------     ------------

 Reserve for warranties............     4,345,163               ---          544,248         167,091        3,968,006
 Reserve for disposition of
    certain operations.............     1,730,948          (921,782)         809,166             ---              ---
 Reserve for discontinuance
    of Broadcast Services..........     1,166,999               ---          382,216             ---          784,783
                                     ------------      ------------     ------------    ------------     ------------
      Totals.......................  $ 16,114,797      $  3,004,420     $  5,695,758    $ (4,972,909)    $  8,450,550
                                     ============      ============     ============    ============     ============

 (a)   Amount transferred to other liabilities and deferred credits.

                                               Media General, Inc., and Subsidiaries
                                      Schedule X - Supplementary Income Statement Information
                           Fiscal Years Ended December 29, 1991, December 27, 1992, and December 26, 1993



                                                     Charged to costs
                                                       and expenses
                                     -----------------------------------------------

                                         1991              1992             1993


 Maintenance and repairs...........  $ 15,939,230      $ 16,930,182     $ 17,391,044
                                     ============      ============     ============



Note: Items and amounts not presented are less than 1% of consolidated revenues or are disclosed elsewhere in the consolidated financial statements or related notes.

Index to Exhibits

Exhibit
Number                                  Description

   2 Letter Agreement dated March 16, 1994, by and among Media General, Inc., Affiliated Newspaper Investment Company, and Garden State Newspapers, Inc.

   3(i) The Amended and Restated Articles of Incorporation of Media General, Inc., incorporated by reference to Exhibit 3.1 of Form 10-K for the fiscal year ended December 31, 1989.

   3(ii) Bylaws of Media General, Inc., amended as of May 31, 1993.

  10.1   1971 Unqualified Stock Option Plan, incorporated by reference to
         Exhibit 1 to Post-Effective Amendment No. 2 to Registration Statement No. 2-38001.

  10.2 Amendment to the 1971 Unqualified Stock Option Plan adopted February, 1974, incorporated by reference to Exhibit 1 to Post-Effective Amendment No. 6 of Registration Statement No. 2-38001.

  10.3 Amendment to the 1971 Unqualified Stock Option Plan adopted July 29, 1983, incorporated by reference to Exhibit 10.3 of Form 10-K for the fiscal year ended December 31, 1983.

  10.4 Form of Option granted under the 1971 Unqualified Stock Option Plan prior to February, 1974, incorporated by reference to Exhibit 2 to Post-Effective Amendment No. 2 of Registration Statement No. 2-38001.

  10.5 Form of Option granted under the 1971 Unqualified Stock Option Plan subsequent to February, 1974, incorporated by reference to Exhibit 2 to Post-Effective Amendment No. 6 of Registration Statement No. 2-38001.

  10.6 Addendum dated January, 1984, to Form of Option granted under the 1971 Unqualified Stock Option Plan, incorporated by reference to Exhibit
         10.7 of Form 10-K for the fiscal year ended December 31, 1983.

  10.7 Addendum dated June 19, 1992, to Form of Option granted under the 1971 Unqualified Stock Option Plan, incorporated by reference to Exhibit
         10.7 of Form 10-K for the fiscal year ended December 27, 1992.

  10.8   The 1976 Non-Qualified Stock Option Plan, incorporated by reference to
         Exhibit 1.2 to Registration Statement 2-56905.

  10.9 Amendment to the 1976 Non-Qualified Stock Option Plan adopted July 29, 1983, incorporated by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended December 31, 1983.

  10.10 Amendment to the 1976 Non-Qualified Stock Option Plan adopted June 19, 1992, incorporated by reference to Exhibit 10.10 of Form 10-K for the fiscal year ended December 27, 1992.

  10.11 Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 2.2 of Registration Statement 2-56905.

  10.12 Amendment to the 1976 Non-Qualified Stock Option Plan, dated December 9, 1978, incorporated by reference to Exhibit 1 to Post-Effective Amendment No. 3 of Registration Statement 2-56905.

  10.13 Additional Form of Option to be granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 2 to Post-Effective Amendment No. 3 Registration Statement 2-56905.

  10.14 Addendum dated January, 1984, to Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit
         10.13 of Form  10-K for the fiscal year ended December 31, 1983.

  10.15 Addendum dated June 19, 1992, to Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit
         10.15 of Form 10-K for the fiscal year ended December 27, 1992.

  10.16 The 1987 Non-Qualified Stock Option Plan adopted May 15, 1987, and as amended on August 21, 1987, incorporated by reference to Exhibit 10.14 of Form 10-K for the fiscal year ended December 31, 1987.

  10.17 The Media General, Inc., Restricted Stock Plan adopted May 17, 1991, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 1991.

  10.18 Amendment to the 1987 Non-Qualified Stock Option Plan, adopted May 17, 1991, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 1991.

  10.19 Amendment to the 1987 Non-Qualified Stock Option Plan adopted June 19, 1992, incorporated by reference to Exhibit 10.19 of Form 10-K for the fiscal year ended December 27, 1992.

  10.20 Addendum dated June 19, 1992, to Form of Option granted under the 1987 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit
         10.20 of Form 10-K for the fiscal year ended December 27, 1992.

  10.21 Media General, Inc., Executive Death Benefit Plan effective January 1, 1991, incorporated by reference to Exhibit 10.17 of Form 10-K for the fiscal year ended December 29, 1991.

  10.22 Amendment to the Media General, Inc., Executive Death Benefit Plan dated July 24, 1991, incorporated by reference to Exhibit 10.18 of Form 10-K for the fiscal year ended December 29, 1991.

  10.23 1984 Outside Directors Retirement Agreement, incorporated by reference to Exhibit 10.16 of Form 10-K for the fiscal year ended December 31, 1984.

  10.24 Employment Agreement between Media General, Inc., and D. Tennant Bryan, dated January 1, 1973, incorporated by reference to Exhibit 10.9 of Form 8 dated August 3, 1981.

  10.25 Amendment dated September 24, 1981, to Employment Agreement between Media General, Inc., and D. Tennant Bryan dated January 1, 1973, incorporated by reference to Exhibit 10 of Form 10-Q for the quarter ended September 30, 1981.

  10.26 Shareholders Agreement, dated May 28, 1987, between Mary Tennant Bryan, Florence Bryan Wisner, J. Stewart Bryan III, and D. Tennant Bryan and
         J. Stewart Bryan III as Trustees under D. Tennant Bryan Media Trust, and Media General, Inc., incorporated by reference to Exhibit 10.50 of Form 10-K for the fiscal year ended December 31, 1987.

  10.27 Amended and Restated Redemption Agreement between Media General, Inc., and D. Tennant Bryan, dated January 29, 1988, incorporated by reference to Exhibit 10.20 of Form 10-K for the fiscal year ended December 31, 1987.

  10.28 Employment Contract between Media General, Inc., and Alan S. Donnahoe, dated January 1, 1977, incorporated by reference to Exhibit 10.15 of Form 8 dated August 3, 1981.

  10.29 Amendment, dated March 22, 1979, to Employment Contract between Media General, Inc., and Alan S. Donnahoe, dated January 1, 1977, incorporated by reference to Exhibit 10.16 of Form 8 dated August 3, 1981.

  10.30 Amendment, dated January 1, 1982, to Employment Contract between Media General, Inc., and Alan S. Donnahoe, dated January 1, 1977, incorporated by reference to Exhibit 10.23 of Form 10-K for the fiscal year ended December 31, 1981.

  10.31 Amendment, dated December 1, 1984, to Employment Contract between Media General, Inc., and Alan S. Donnahoe, dated January 1, 1977, incorporated by reference to Exhibit 10.22 of Form 10-K for the fiscal year ended December 31, 1984.

  10.32 Amendment, dated December 1, 1989, to Employment Contract between Media General, Inc., and Alan S. Donnahoe, dated January 1, 1977, incorporated by reference to Exhibit 10.25 of Form 10-K for the fiscal year ended December 31, 1989.

  10.33 Consulting Agreement between Media General, Inc., and James S. Evans, dated January 1, 1992, incorporated by reference to Exhibit 10.29 of Form 10-K for the fiscal year ended December 29, 1991.

  10.34 Media General, Inc., Supplemental Thrift Plan dated July 15, 1987, incorporated by reference to Exhibit 10.27 of Form 10-K for the fiscal year ended December 31, 1989.

  10.35 Amended and Restated Media General, Inc., Executive Supplemental Retirement Plan adopted as of January 1, 1991, incorporated by reference to Exhibit 10.32 of Form 10-K for the fiscal year ended December 29, 1991.

  10.36 Deferred Income Plan for Selected Key Executives of Media General, Inc., and form of Deferred Compensation Agreement thereunder dated as of December 1, 1984, incorporated by reference to Exhibit 10.29 of Form 10-K for the fiscal year ended December 31, 1989.

  10.37 Amended and Restated Deferred Compensation Agreement between Media General, Inc., and James S. Evans, incorporated by reference to Exhibit
         10.30 of Form 10-K for the fiscal year ended December 31, 1989.

  10.38 Media General, Inc., Management Performance Award Program, adopted November 16, 1990, and effective January 1, 1991, incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended December 29, 1991.

  10.39 Media General, Inc., Deferred Compensation Plan dated March 28, 1991, effective July 1, 1991, incorporated by reference to Exhibit 10.38 of Form 10-K for the fiscal year ended December 29, 1991.

  10.40 Media General, Inc., ERISA Excess Benefits Plan effective January 1, 1991, incorporated by reference to Exhibit 10.39 of Form 10-K for the fiscal year ended December 29, 1991.

  10.41 Employment Contract between Media General, Inc., and Basil Snider, Jr., dated March 18, 1994

  10.42 Amended and Restated Partnership Agreement, dated November 1, 1987, by and among Virginia Paper Manufacturing Corp., KR Newsprint Company, Inc., and CEI Newsprint, Inc., incorporated by reference to Exhibit
         10.31 of Form 10-K for the fiscal year ended December 31, 1987.

  10.43 Amended and Restated License Agreement, dated November 1, 1987, by and among Media General, Inc., Garden State Paper Company, Inc., and Southeast Paper Manufacturing Co., incorporated by reference to Exhibit
         10.32 of Form 10-K for the fiscal year ended December 31, 1987.

  10.44 Amended and Restated Umbrella Agreement, dated November 1, 1987, by and among Media General, Inc., Knight-Ridder, Inc., and Cox Enterprises, Inc., incorporated by reference to Exhibit 10.34 of Form 10-K for the fiscal year ended December 31, 1987.

  10.45 Amended Newsprint Purchase Contract, dated November 1, 1987, by and among Southeast Paper Manufacturing Co., Media General, Inc., Knight-Ridder, Inc., and Cox Enterprises, Inc., incorporated by reference to
         Exhibit 10.35 of Form 10-K for the fiscal year ended December 31, 1987.

  10.46 Television affiliations agreement, dated March 22, 1989, between WFLA-TV and National Broadcasting Company, Inc., incorporated by reference to Exhibit 10.32 of Form 10-K for the fiscal year ended December 31, 1988.

  10.47 Amendments, dated May 27, 1993, to television affiliations agreement, between WFLA-TV and National Broadcasting Company, Inc., dated
         March 22, 1989.

  10.48 Franchise Agreements, dated September 30, 1982, between Media General, Inc., Media General Cable of Fairfax County, Inc., and Fairfax County, Virginia, as amended January 30, 1984, incorporated by reference to
         Exhibit 10.32 of Form 10-K for the fiscal year ended December 31, 1983.

  10.49 Agreement dated March 14, 1988, between Media General Cable of Fairfax County, Inc., and Warner Cable Communications of Reston, Inc., partially assigning Franchise Agreements dated September 30, 1982, incorporated by reference to Exhibit 10.34 of Form 10-K for the fiscal year ended December 31, 1988.

  10.50 Cable Television Franchise Ordinance of the Town of Herndon, Virginia, accepted January 24, 1984, by Media General, Inc., and Media General Cable of Fairfax County, Inc., incorporated by reference to Exhibit
         10.33 of Form 10-K for the fiscal year ended December 31, 1983.

  10.51 Franchise Agreement, dated June 14, 1983, between Media General, Inc., Media General Cable of Fairfax County, Inc., and the City of Fairfax, Virginia, incorporated by reference to Exhibit 10.34 of Form 10-K for the fiscal year ended December 31, 1983.

  10.52 Franchise Agreement, dated April 9, 1983, between Media General Cable of Fairfax County, Inc., and the Town of Vienna, Virginia, incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended December 31, 1983.

  10.53 Franchise Agreement, dated July 12, 1983, between Media General Cable of Fairfax County, Inc., Media General, Inc., and the City of Falls Church, Virginia, incorporated by reference to Exhibit 10.36 of Form 10-K for the fiscal year ended December 31, 1983.

  10.54 Garden State Newspapers, Inc., Second Amended and Restated Stock Purchase and Shareholders' Agreement dated as of March 31, 1990, incorporated by reference to Exhibit 10.45 of Form 10-K for the fiscal year ended December 31, 1990.

  13 Media General, Inc., Annual Report to Stockholders for the fiscal year ended December 26, 1993.

  21     List of subsidiaries of the registrant.

  23     Consent of Ernst & Young, independent auditors.



         Note: Exhibits 10.1-10.41 are management contracts or compensatory plans, contracts or arrangements.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MEDIA GENERAL, INC.


Date:  March 17, 1994             By /s/ J. Stewart Bryan III

                            ---------------------------------------------
                                  J. Stewart Bryan III, Chairman, President and
                                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                            Title                      Date


/s/ D. Tennant Bryan                Chairman of the Executive     March 17, 1994
- -----------------------------
 D. Tennant Bryan                   Committee and Director


/s/ James S. Evans                  Vice Chairman and Director    March 17, 1994
- -----------------------------
 James S. Evans


/s/ Marshall N. Morton              Senior Vice President and     March 17, 1994
- -----------------------------
 Marshall N. Morton                 Chief Financial Officer


/s/ Stephen Y. Dickinson            Controller                    March 17, 1994
- -----------------------------
 Stephen Y. Dickinson


/s/ Robert P. Black                 Director                      March 17, 1994
- -----------------------------
 Robert P. Black


/s/ Charles A. Davis                Director                      March 17, 1994
- -----------------------------
 Charles A. Davis


/s/ A. S. Donnahoe                  Director                      March 17, 1994
- -----------------------------
 A. S. Donnahoe

/s/ Robert V. Hatcher, Jr.          Director                      March 17, 1994
- -----------------------------
 Robert V. Hatcher, Jr.


/s/ John G. Medlin, Jr.             Director                      March 17, 1994
- -----------------------------
 John G. Medlin, Jr.


/s/ Henry L. Valentine, II          Director                      March 17, 1994
- -----------------------------
 Henry L. Valentine, II