Form 10-Q
period 1994-03-27
MEDIA GENERAL INC
filed 1994-05-09
CIK 216539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 1-6383

                              MEDIA GENERAL, INC.
             (Exact name of registrant as specified in its charter)

                Virginia                             54-0850433
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)             Identification No.)

     333 E. Grace St., Richmond, VA                    23219
(Address of principal executive offices)              Zip Code

                                 (804) 649-6000
               Registrant's telephone number, including area code

                                      N/A
                                      ---
              Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes       X        No
                            -----------       -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 29, 1994.

                       Class A Common shares:  25,682,925
                       Class B Common shares:     557,154

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 MEDIA GENERAL, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (Unaudited)
                                (000's except shares)

                                                       March 27,    December 26,
                                                         1994           1993
                                                     -----------    ------------
ASSETS

Current assets:
 Cash                                                $    2,551     $    2,942
 Accounts receivable - net                               55,899         62,122
 Inventories                                             10,348         10,290
 Other                                                   29,038         17,003
                                                     -----------    -----------
     Total current assets                                97,836         92,357
                                                     -----------    -----------
Investments in unconsolidated affiliates                 45,151         46,675

Other assets                                             34,405         45,561

Property, plant and equipment - net                     516,947        515,225

Excess of cost of businesses acquired over
 equity in net assets - net                              45,312         45,424
                                                     -----------    -----------
                                                     $  739,651     $  745,242
                                                     ===========    ===========
















                               See accompanying notes.

                                 MEDIA GENERAL, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (Unaudited)
                                (000's except shares)

                                                       March 27,    December 26,
                                                         1994           1993
                                                     -----------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                    $   21,729     $   20,994
 Accrued expenses and other liabilities                  66,314         61,066
 Income taxes payable                                     1,936            746

                                                     -----------    -----------
     Total current liabilities                           89,979         82,806
                                                     -----------    -----------
Long-term debt                                          250,250        261,250

Deferred income taxes                                    88,914         88,679

Other liabilities and deferred credits                   86,720         87,073

Stockholders' equity:
 Preferred stock ($5 cumulative convertible),
  par value $5 per share:
   Authorized 5,000,000 shares; none outstanding
 Common stock, par value $5 per share:
  Class A, authorized 75,000,000 shares; issued
   25,682,564 and 25,695,000 shares                     128,413        128,475
  Class B, authorized 600,000 shares; issued
   557,154 shares                                         2,786          2,786
 Additional paid-in capital                               5,810          5,967
 Unearned compensation                                   (2,712)        (3,108)
 Retained earnings                                       89,491         91,314
                                                     -----------    -----------
     Total stockholders' equity                         223,788        225,434
                                                     -----------    -----------

                                                     $  739,651     $  745,242
                                                     ===========    ===========





                               See accompanying notes.

                                      MEDIA GENERAL, INC.
                        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                          (Unaudited)
                               (000's except for per share data)

                                                         Three Months Ended
                                                       March 27,      March 28,
                                                         1994           1993
                                                     -----------    -----------
Revenues                                             $  149,390     $  144,190

Operating costs:
 Production costs                                        81,743         79,838
 Selling, distribution and administrative                41,196         39,913
 Depreciation and amortization                           14,012         14,586
                                                     -----------    -----------
  Total operating costs                                 136,951        134,337
                                                     -----------    -----------
Operating income                                         12,439          9,853
                                                     -----------    -----------
Other income (expense):
 Interest expense                                        (4,882)        (5,379)
 Equity in net loss of
  unconsolidated affiliate                               (1,524)          (539)
 Other, net                                                 (50)         1,087
                                                     -----------    -----------
  Total other income (expense)                           (6,456)        (4,831)
                                                     -----------    -----------
Income before income taxes                                5,983          5,022
                                                     -----------    -----------
Income taxes                                              2,034          1,613
                                                     -----------    -----------

Net income                                           $    3,949     $    3,409
                                                     ===========    ===========
Earnings per common share and equivalent             $     0.15     $     0.13
                                                     ===========    ===========
Dividends per common share                           $     0.11     $     0.11
                                                     ===========    ===========
Weighted average common shares
 and equivalents                                         26,258         26,105







                                    See accompanying notes.

                                 MEDIA GENERAL, INC.
                          CONSOLIDATED CONDENSED STATEMENTS
                                    OF CASH FLOWS
                                     (Unaudited)
                                       (000's)

                                                         Three Months Ended
                                                       March 27,      March 28,
                                                         1994           1993
                                                     -----------    -----------
Cash flows from operating activities:

 Net income                                          $    3,949     $    3,409

 Adjustments to reconcile net income:
  Depreciation and amortization                          14,012         14,586
  Deferred income taxes                                      (6)        (1,070)
  Equity in undistributed net loss
   of unconsolidated affiliate                            1,524            539
  Change in assets and liabilities                        9,524         (1,477)
                                                     -----------    -----------
Net cash provided by operating activities                29,003         15,987
                                                     -----------    -----------
Cash flows from investing activities:
 Capital expenditures                                   (15,447)        (6,837)
 Other, net                                                (139)         2,724
                                                     -----------    -----------
Net cash used in investing activities                   (15,586)        (4,113)
                                                     -----------    -----------
Cash flows from financing activities:
 Net decrease in long-term debt                         (11,000)       (10,000)
 Dividends paid                                          (2,886)        (2,882)
 Other, net                                                  78            655
                                                     -----------    -----------
Net cash used in financing activities                   (13,808)       (12,227)
                                                     -----------    -----------
Net decrease in cash                                       (391)          (353)
Cash at beginning of year                                 2,942          2,791
                                                     -----------    -----------
Cash at end of period                                $    2,551     $    2,438
                                                     ===========    ===========
Supplemental disclosures of cash flow information:

Cash paid during the period for:
 Interest (net of amount capitalized)                $    5,020     $    6,050
 Income taxes (net of refunds)                              830            655





                               See accompanying notes.

                              MEDIA GENERAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

     1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 26, 1993.

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

     2.   Inventories are principally raw materials.

     3. At March 27, 1994, 1,092,824 shares of Class A common stock were reserved for issuance upon exercise of unqualified stock options granted.

     4. Effective December 27, 1993, the Company adopted Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits". This standard requires that the cost of certain benefits, such as workers' compensation, disability benefits and health care continuation coverage provided to former or inactive employees be recognized on the accrual basis of accounting. Prior to the date of adoption of SFAS 112, the Company already accounted for the majority of these benefit costs on the accrual method. Consequently, the effects on the Company of adopting the standard were not material and have been charged to operating costs in the accompanying Statement of Operations.

     5. On April 7, 1994, the stock redemption agreement between the Company and Mr. D. Tennant Bryan, Chairman of the Executive Committee of the Board of Directors, was amended and restated. Under the terms of the former agreement, the Company was obligated to purchase some of the Class A shares of the Company owned by Mr. Bryan at his death. The number of shares required to be acquired was determined by reference to certain taxes and other expenses which would be incurred by Mr. Bryan's estate, and the price per share would be 90% of the market price of the shares during a period immediately preceding his death. At December 26, 1993, the Company's obligation for the purchase of Class A shares under the former agreement would have approximated $37 million.

     The amended agreement provides that upon Mr. Bryan's death, his estate has the option to sell and the Company has a separate option to buy the lesser of
(a) 15% of the Company's Class A stock owned by Mr. Bryan at his death and (b) a sufficient number of shares of Class A stock to fund estate taxes and certain funeral and administrative expenses. The purchase price for each share redeemed under the amended agreement will equal 90% of the average daily closing price for a share of Class A stock during the 91 days preceding the date that is 30 days after the date of death. The agreement also provides that, if the estate pays taxes in installments over a period of time, and if a redemption right has been exercised, the Company in certain circumstances also may elect to pay the redemption price in installments, plus interest at the rate paid by the estate. Assuming the amended agreement had been in place on March 27, 1994, if the

Company or the estate had exercised an option, respectively, to buy or sell, the maximum cost to the Company of the redemption would have approximated $7 million.

     6. As disclosed in Note 3 to the Company's 1993 Annual Report, Garden State Newspapers (GSN) has failed to redeem the Series A and Series C Preferred Stock that previously had been issued to the Company and which was mandatorily redeemable on January 1, 1994. However, the Company has signed a Letter Agreement (Agreement) with GSN and a GSN affiliate whereby it has agreed to a process through which it would sell its 40% common equity interest in GSN, along with its GSN Series A and Series C Preferred Stock, for approximately $62.7 million. Under the terms of the Agreement, the Company would simultaneously exchange its GSN Series B Preferred Stock for the 9% Preferred Stock of Denver Newspapers, Inc., currently owned by GSN. The Company would continue to hold a warrant to purchase 40% of the common equity of Denver Newspapers, Inc. The closing date under the Agreement, has been extended from April 29, 1994, to May 19, 1994. The Agreement remains subject to various conditions, including the buyer's ability to arrange financing. Consequently, there is no assurance that the transactions will be consummated and, in light of these contingencies, the Company continues to evaluate its options.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW

Media General, Inc., is a diversified communications company with wholly owned subsidiaries operating within three principal business segments: newspaper publishing, broadcast and cable television operations, and newsprint manufacturing. In addition to the three principal business segments, the Company has auxiliary operations in the financial and business publishing, and commercial printing fields. The Company also participates in newspaper publishing and newsprint manufacturing joint venture operations, the operating results of which are recognized under the equity method of accounting.

The Company's businesses are somewhat cyclical; the second and fourth quarters are typically stronger than the first and third quarters.

The Company's fiscal year ends on the last Sunday in December.

INCREASE (DECREASE) IN OPERATING COMPONENTS

                                                     Three Months Ended
                                                       March 27, 1994
                                                   Compared To Equivalent
                                                      Period Last Year

                                                    Increase (Decrease)
                                                    Amount     Percent
                                                   ----------------------

Revenues                                           $ 5,200         3.6 %

Production costs                                     1,905         2.4

Selling, distribution and administrative             1,283         3.2

Depreciation and amortization                         (574)       (3.9)

Operating income                                     2,586        26.2

Other income (expense)                              (1,625)       33.6

Income before income taxes                             961        19.1

Income taxes                                           421        26.1

Net income                                             540        15.8

REVENUES

Consolidated revenues increased $5.2 million (3.6%) in the first quarter of 1994 compared to the equivalent quarter of 1993.

Newspaper segment revenues for the first quarter were $77.9 million, up 4.8% from the comparable 1993 quarter. Within the three daily newspapers which comprise the Company's metropolitan newspaper group, advertising revenues increased 5.2%, reflecting a 2.8% average rate increase and a 2.3% rise in advertising inches. Classified advertising revenues, particularly in the automotive and employment categories, and general advertising revenues, driven by airline and cruise line spending, improved meaningfully from the year-ago period. Retail advertising remained soft overall, the result of severe winter weather and ongoing retail store closings and consolidations. Circulation revenues rose 2.2% from the first quarter of 1993, the result of average circulation rate increases of 5.4% which more than offset a 3% decline in combined circulation volume. The volume decline was primarily attributable to the selective pull-back of circulation by The Tampa Tribune in the more distant districts it serves, and to the effect of circulation rate increases implemented since the year-ago quarter.

Television segment revenues increased $2.2 million (5.2%) compared to the first quarter of 1993. The increase was primarily attributable to the Company's three broadcast TV stations, where combined revenues rose $1.8 million (15.3%) in the current quarter from the year-ago period. Local and national advertising revenues increased 16.8% and 20%, respectively, in the quarter, led by strong growth in advertising by domestic and foreign car manufacturers. Revenues of the Company's Fairfax County, Virginia, cable system (Fairfax Cable) were essentially level with the year-ago period. Growth in installation revenues, the result of a 2.4% increase in the number of subscribers (to 207,700 at March 27, 1994), and an increase in pay-per-view revenues of 18.5% ($.3 million) was essentially offset by the effect of a 4.5% decline in revenue per subscriber (excluding pay-per-view), the result of a decrease in the percentage of total subscribers taking expanded programming services. The decrease in the percentage of subscribers taking expanded cable service is, to a significant degree, attributable to the Cable Television Consumer Protection and Competition Act of 1992 (Cable Act), which now allows subscribers who take basic cable service to subscribe directly to premium pay channels. On September 1, 1993, Fairfax Cable implemented new rates to comply with the rate regulation provisions of the Cable Act. Those rates resulted in increased bills for some subscribers, and decreased bills for others, but had an essentially revenue-neutral effect when compared to the total average monthly rate charged all subscribers as a group. On March 30, 1994, the Federal Communications Commission (FCC) announced the adoption of further detailed rules intended to govern rates which cable operators may charge subscribers. While the Company continues to study the new rules, its preliminary evaluation indicates that their overall effect is unlikely to be material to the Company's financial position or results of operations. Cable rates are subject to local franchise authority and FCC review, and further rate regulation by the FCC is possible.
As a result of the Cable Act, Fairfax Cable's near-term revenue growth will be largely dependent upon its success in increasing its subscriber base and in expanding subscriber use of its unregulated services, such as pay-per-view programming.

Newsprint segment revenues decreased $.9 million (3.7%) in the first quarter of 1994 from the comparable period of 1993. The decrease was principally attributable to the Company's Garden State Paper newsprint mill, where newsprint tonnage sold increased slightly (.6%) from the year-ago quarter, but average newsprint selling prices declined 7.2% (from approximately $417/ton to

 $387/ton), the result of pricing pressure attributable to a continued supply and demand imbalance. Newsprint prices are expected to remain soft during most of the first-half of 1994. Even though newsprint supply and demand may not come back into balance in 1994, there are indications that the severity of the oversupply situation is lessening.

OPERATING COSTS

Production costs increased $1.9 million (2.4%) in the first quarter of 1994 from the comparable 1993 period. The increase reflects the effects of a $1 million (3.4%) rise in compensation and employee benefit costs, and increases of $.7 million in fuel and utility costs and $.3 million in waste news costs (due to increased price and consumption in both cases), primarily in the Company's newsprint operations. Together, these more than offset reduced maintenance and repairs expenses, down $.5 million mainly as a result of a comparative decline in newsprint manufacturing equipment repairs, a $.4 million reduction in the cost of newsprint consumed, principally the result of a decline in the average cost of newsprint consumed by the Company's metropolitan newspapers, and a $.3 million decrease in insurance, reflecting the effect on workers' compensation costs of aggressive worker safety awareness programs within the Company's newspaper operations.

Selling, distribution and administrative costs increased $1.3 million (3.2%) from the year-ago quarter. Increases in compensation and employee benefit costs (up 2.4%), agency commissions (up due to expanded advertising revenues), and in other administrative expenses more than offset declines in bad debt expense (down principally on improved collection results and receivables aging at the Company's newspapers) and reduced newspaper circulation promotion incentives.

Depreciation and amortization expense declined $.6 million (3.9%) in the first quarter of 1994 from the comparable period of 1993. The decline, which occurred in all of the Company's significant business segments, was attributable to a comparative reduction in assets placed in service, and to certain newspaper press equipment becoming fully depreciated at the end of 1993.


OTHER INCOME (EXPENSE)

Interest expense declined $.5 million (9.2%) in the first quarter of 1994 from the comparable quarter of 1993. The decrease was principally the result of the significant ($66 million) decline in average debt outstanding from the year-ago period, which more than offset the effect of a 73 basis point rise (to approximately 7.7%) in the Company's average borrowing rate from the prior comparable quarter.

The Company's share of the net loss of its unconsolidated affiliate, Southeast Paper Manufacturing Company (SEPCO), increased to $1.5 million in the current quarter from $.5 million in the first quarter of 1993. The increased loss was primarily attributable to the reduced average newsprint selling price realized by SEPCO during the quarter, down 8.1% from the year-ago period, which more than offset the combined effects of a slight increase in tons sold and reduced maintenance, chemical and fiber costs.

Other income (expense), net, decreased $1.1 million from the first quarter of 1993, to an expense of $50 thousand in the current period. The decrease was primarily attributable to the quarter-to-quarter reduction in insurance proceeds recognized in connection with a late-1992 fire ($.8 million) and to a decrease in interest income ($.3 million), principally as a result of the repayment of a note receivable in 1993.

NET INCOME

Net income for the first quarter of 1994 was $3.9 million, up $.5 million (15.8%) from the first three months of 1993.

The following discussion focuses on the pretax operating income of each of the Company's principal business segments, and on income taxes.

Newspaper segment operating income rose to $5.5 million in the first quarter of 1994 from $1.5 million in the same period of 1993. While all three of the Company's daily metropolitan newspapers contributed to the increased profitability, the major share of the earnings growth was produced by The Tampa Tribune, due mainly to significant growth in general and classified advertising revenues (up 22.9% and 14.9%, respectively) combined with the effects of meaningful operating cost reductions. Television segment operating income increased $.5 million (7.8%) from the year-ago period, primarily the result of strong revenue gains at the Company's three broadcast TV stations. Newsprint segment operating income declined from a profit of $1.7 million in the first quarter of 1993 to an operating loss of $.3 million in the current quarter, chiefly the result of a 7.2% decline in average realized newsprint prices from the year-earlier period.

Income taxes rose $.4 million (26.1%) in the first quarter of 1994 from the comparable 1993 amount on a $1 million (19.1%) rise in income before income taxes. The Company's effective tax rate increased to 34% from 32.1% in the year-ago period, principally the result of the corporate tax rate increase enacted in August 1993 as well as a decrease in the favorable tax effects of certain insurance programs.

LIQUIDITY AND CAPITAL RESOURCES

Funds generated by operating activities during the first three months of 1994 totaled $29 million, up $13 million from the comparable period of 1993. The increase was due principally to improved profitability, to the increase in funds generated by comparative reductions in accounts receivable, inventories and other current assets, and to a reduction of funds applied to reduce accrued expenses and other current liabilities.

The primary use of cash in the first quarter of 1994 was $15.4 million for capital expenditures ($10.2 million of which related to the new Winston-Salem Journal production facility which is expected to be completed during the third quarter of 1994 at a cost of approximately $44 million), $11 million for the curtailment of debt, and $2.9 million for the payment of dividends to stockholders.

At March 27, 1994, total debt was $250.8 million compared to $261.8 million at December 26, 1993, and $310.5 million at March 28, 1993. Although the Company's debt level may rise temporarily in the second and third quarters of 1994 as construction of the Winston-Salem project enters it final phases, the Company anticipates that, barring unexpected funds requirements, internally generated funds provided by operations during 1994 will be more than adequate to finance projected capital expenditures, dividends to shareholders, and working capital needs, and that excess funds will be utilized to further reduce debt from the current level. However, to ensure continued flexibility should unexpected needs or opportunities arise, at March 27, 1994, the Company had available to it unused credit lines of $101 million under revolving credit agreements with five banks, and an uncommitted credit facility with an insurance company which provides for additional borrowings of up to $85 million at prevailing interest rates.


OUTLOOK

While prospects remain favorable for the Company's newspaper and broadcast TV operations in the second quarter, newsprint profitability will remain under pressure in all likelihood, and the Company's cable TV performance will continue to be limited by restrictive reregulation provisions. Overall, however, the Company continues to expect solid year-over-year operating gains, with much of the improvement coming in the latter half of the year.

                         PART II.    OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 2 Amendment dated May 3, 1994, to Letter Agreement dated March 16, 1994, by and among Media General, Inc., Affiliated Newspaper Investment Company, and Garden State Newspapers, Inc.

     Exhibit 10.1 Amended and Restated Redemption Agreement between Media General, Inc., and D. Tennant Bryan, dated April 7, 1994.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended March 27, 1994.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       MEDIA GENERAL, INC.



DATE:  May 9, 1994                 /s/ J. Stewart Bryan  III
                                   ---------------------------------
                                   J. Stewart Bryan III, Chairman,
                                   President and Chief Executive Officer



DATE:  May 9, 1994                 /s/ Marshall N. Morton
                                   ---------------------------------
                                   Marshall N. Morton,
                                   Senior Vice-President and Chief
                                   Financial Officer