Form 10-K/A
period 1993-12-26
MEDIA GENERAL INC
filed 1994-06-28
CIK 216539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                 FORM 10-K/A-1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [fee required]

                  For the fiscal year ended December 26, 1993

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [no fee required]

                    For the transition period____________to___________

                           Commission File No. 1-6383

                              MEDIA GENERAL, INC.
             (Exact name of registrant as specified in its charter)

      The registrant hereby amends the following items, financial statements, exhibits or other portions of its 1993 Annual Report on Form 10-K as set forth in the pages attached hereto:



      Exhibits:
          Amended index to exhibits to the Media General, Inc., 1993 Annual Report on Form 10-K.

          Exhibit 99 Annual Report of the Thrift Plan Plus For Employees of Media General, Inc., on Form 11-K for the year ended December 30, 1993, and the one day period ended December 31, 1993.

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

  10.41 Employment Contract between Media General, Inc., and Basil Snider, Jr., dated March 18, 1994.

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

  10.47 Amendments, dated May 17, 1993, to television affiliations agreement, between WFLA-TV and National Broadcasting Company, Inc., dated March 22, 1989.

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

  23     Consent of Ernst & Young, independent auditors.

  99 Annual Report of the Thrift Plan Plus for Employees of Media General, Inc., on Form 11-K for the year ended December 30, 1993, and the one day period ended December 31, 1993.



         Note: Exhibits 10.1 - 10.41 are management contracts or compensatory plans, contracts or arrangements.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       MEDIA GENERAL, INC.
                                                           (Registrant)



                                                By:     /s/ Marshall N. Morton
                                                     ---------------------------
                                                     Marshall N. Morton
                                                     Senior Vice President and
                                                     Chief Financial Officer

Date:   June 27, 1994