Form 10-Q
period 1994-06-26
MEDIA GENERAL INC
filed 1994-08-10
CIK 216539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 1994

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

                       Yes       X        No
                            -----------       -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 29, 1994.

                      Class A Common shares:   25,690,438
                      Class B Common shares:      556,574

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 MEDIA GENERAL, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (Unaudited)
                                (000's except shares)

                                                       June 26,     December 26,
                                                         1994           1993
                                                     -----------    ------------
ASSETS

Current assets:
 Cash and cash equivalents                           $   16,483     $    2,942
 Accounts receivable - net                               61,837         62,122
 Inventories                                              9,647         10,290
 Other                                                   27,578         17,003
                                                     -----------    -----------
     Total current assets                               115,545         92,357
                                                     -----------    -----------
Investments in unconsolidated affiliates                 78,973         46,675

Other assets                                             31,616         45,561

Property, plant and equipment - net                     518,203        515,225

Excess of cost of businesses acquired over
 equity in net assets - net                              44,182         45,424
                                                     -----------    -----------
                                                     $  788,519     $  745,242
                                                     ===========    ===========



















                               See accompanying notes.

                                 MEDIA GENERAL, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (Unaudited)
                                (000's except shares)

                                                       June 26,     December 26,
                                                         1994           1993
                                                     -----------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                    $   25,714     $   20,994
 Accrued expenses and other liabilities                  68,360         60,560
 Income taxes payable                                     6,968            746
 Current portion of long-term debt                       13,989            506

                                                     -----------    -----------
     Total current liabilities                          115,031         82,806
                                                     -----------    -----------
Long-term debt                                          177,767        261,250

Deferred income taxes                                    92,660         88,679

Other liabilities and deferred credits                   86,257         87,073

Stockholders' equity:
 Preferred stock ($5 cumulative convertible),
  par value $5 per share:
   Authorized 5,000,000 shares; none outstanding
 Common stock, par value $5 per share:
  Class A, authorized 75,000,000 shares; issued
   25,684,116 and 25,695,000 shares                     128,420        128,475
  Class B, authorized 600,000 shares; issued
   556,954 and 557,154 shares                             2,785          2,786
 Additional paid-in capital                               5,846          5,967
 Unearned compensation                                   (2,627)        (3,108)
 Retained earnings                                      182,380         91,314
                                                     -----------    -----------
     Total stockholders' equity                         316,804        225,434
                                                     -----------    -----------

                                                     $  788,519     $  745,242
                                                     ===========    ===========






                               See accompanying notes.

                                      MEDIA GENERAL, INC.
                        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                          (Unaudited)
                               (000's except for per share data)

                                               Second Quarter Ended       Six Months Ended
                                              June 26,     June 27,     June 26,     June 27,
                                                 1994         1993         1994         1993
                                             -----------  -----------  -----------  -----------
Revenues                                     $  154,608   $  152,583   $  303,998   $  296,773
Operating costs:
 Production costs                                80,095       80,900      161,838      160,738
 Selling, distribution and administrative        42,120       40,744       83,316       80,657
 Depreciation and amortization                   13,941       14,640       27,953       29,226
                                             -----------  -----------  -----------  -----------
  Total operating costs                         136,156      136,284      273,107      270,621
                                             -----------  -----------  -----------  -----------
Operating income                                 18,452       16,299       30,891       26,152
                                             -----------  -----------  -----------  -----------
Other income (expense):
 Interest expense                                (4,319)      (5,588)      (9,201)     (10,967)
 Equity in net income (loss) of
  unconsolidated affiliate                         (117)         486       (1,641)         (53)
 Gain on sale of Garden State Newspapers
  investment                                     91,520          ---       91,520          ---
 Other, net                                         524          771          474        1,858
                                             -----------  -----------  -----------  -----------
  Total other income (expense)                   87,608       (4,331)      81,152       (9,162)
                                             -----------  -----------  -----------  -----------
Income before income taxes                      106,060       11,968      112,043       16,990
                                             -----------  -----------  -----------  -----------
Income taxes                                     13,171        3,824       15,205        5,437
                                             -----------  -----------  -----------  -----------
Net income                                   $   92,889   $    8,144   $   96,838   $   11,553
                                             ===========  ===========  ===========  ===========

Earnings per common share and equivalent     $     3.54   $     0.31   $     3.69   $     0.44
                                             ===========  ===========  ===========  ===========
Dividends paid per common share              $     0.11   $     0.11   $     0.22   $     0.22
                                             ===========  ===========  ===========  ===========
Weighted average common shares
 and equivalents                                 26,229       26,097       26,244       26,101








                                    See accompanying notes.

                                 MEDIA GENERAL, INC.
                          CONSOLIDATED CONDENSED STATEMENTS
                                    OF CASH FLOWS
                                     (Unaudited)
                                       (000's)

                                                          Six Months Ended
                                                       June 26,       June 27,
                                                         1994           1993
                                                     -----------    -----------
Cash flows from operating activities:

 Net income                                          $   96,838     $   11,553
 Adjustments to reconcile net income:
  Depreciation and amortization                          27,953         29,226
  Deferred income taxes                                   3,324         (1,361)
  Equity in undistributed net loss
   of unconsolidated affiliate                            1,641             53
  Gain on sale of Garden State Newspapers
   investment                                           (91,520)           ---
  Change in assets and liabilities                       16,732         (5,377)
                                                     -----------    -----------
Net cash provided by operating activities                54,968         34,094
                                                     -----------    -----------
Cash flows from investing activities:
 Net proceeds from sale of Garden State
  Newspapers investment                                  57,520            ---
 Capital expenditures                                   (30,257)       (14,099)
 Other, net                                               6,972          3,745
                                                     -----------    -----------
Net cash provided (used) by investing activities         34,235        (10,354)
                                                     -----------    -----------
Cash flows from financing activities:
 Net decrease in long-term debt                         (70,000)       (19,000)
 Dividends paid                                          (5,773)        (5,765)
 Other, net                                                 111            700
                                                     -----------    -----------
Net cash used in financing activities                   (75,662)       (24,065)
                                                     -----------    -----------
Net increase (decrease) in cash and cash equivalents     13,541           (325)
Cash at beginning of year                                 2,942          2,791
                                                     -----------    -----------
Cash at end of period                                $   16,483     $    2,466
                                                     ===========    ===========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest (net of amount capitalized)                $   10,220     $   12,626
 Income taxes (net of refunds)                            5,572          6,075

Information about Noncash Investing Activities:
     In addition to the receipt of $63 million in cash ($57.5 million, net of related transaction costs) from the sale of its investment in Garden State Newspapers, Inc. (GSN), the Company also received 1,200 shares of 9% cumulative preferred stock of Denver Newspapers, Inc., with a fair value of $34 million. See Note 7 for a further discussion of the GSN sale.
                               See accompanying notes.

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

     3. Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

     4. At June 26, 1994, 1,092,734 shares of Class A common stock were reserved for issuance upon exercise of unqualified stock options granted.

     5. Effective December 27, 1993, the Company adopted Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits". This standard requires that the cost of certain benefits, such as workers' compensation, disability benefits and health care continuation coverage provided to former or inactive employees be recognized on the accrual basis of accounting. Prior to the date of adoption of SFAS 112, the Company already accounted for the majority of these benefit costs on the accrual method. Consequently, the effects on the Company of adopting the standard were not material and have been charged to operating costs in the accompanying Statement of Operations.

     6. On April 7, 1994, the stock redemption agreement between the Company and Mr. D. Tennant Bryan, Chairman of the Executive Committee of the Board of Directors, was amended and restated. Under the terms of the former agreement, the Company was obligated to purchase some of the Class A shares of the Company owned by Mr. Bryan at his death. The number of shares required to be acquired was determined by reference to certain taxes and other expenses which would be incurred by Mr. Bryan's estate, and the price per share would be 90% of the market price of the shares during a period immediately preceding his death. At December 26, 1993, the Company's obligation for the purchase of Class A shares under the former agreement would have approximated $37 million.

     The amended agreement provides that upon Mr. Bryan's death, his estate has the option to sell and the Company has a separate option to buy the lesser of
(a) 15% of the Company's Class A stock owned by Mr. Bryan at his death and (b) a sufficient number of shares of Class A stock to fund estate taxes and certain funeral and administrative expenses. The purchase price for each share redeemed under the amended agreement will equal 90% of the average daily closing price for a share of Class A stock during the 91 days preceding the date that is 30 days after the date of death. The agreement also provides that, if the estate pays taxes in installments over a period of time, and if a redemption right has been exercised, the Company in certain circumstances also may elect to pay the redemption price in installments, plus interest at the rate paid by the estate. If the Company or the estate had exercised an option, respectively, to buy or sell, the maximum cost to the Company of the redemption would have approximated $8 million at June 26, 1994.

     7. On May 20, 1994, the Company sold its 40% common equity interest in Garden State Newspapers, Inc. (GSN), along with its GSN Series A and Series C Preferred Stock, for $63 million in cash. Additionally, the Company received 1,200 shares of $25,000 par, 9% cumulative preferred stock of Denver Newspapers, Inc. (previously owned by GSN), including accumulated and unpaid dividends of approximately $17.4 million thereon. The stock is valued at $34 million, net of an unamortized discount of $27.3 million, based on an imputed discount rate of 12% and a redemption date of June 30, 1999. The sale resulted in a gain of $91.5 million ($83.3 million after-tax; $3.17 per share). The cash proceeds from the sale were used immediately to pay down debt ($53 million) and for investment in short-term fixed income instruments ($5 million). The balance was applied to transaction costs and utilized for other corporate purposes. The Company continues to hold a warrant to purchase 40% of the common equity of Denver Newspapers, Inc.

As more fully explained in Note 3 to its 1993 consolidated financial statements (incorporated by reference in the Company's 1993 Annual Report on Form 10-K), the Company's investment in GSN was reduced to zero in 1991 as a result of a GSN loss in that year, and the Company has not recognized any equity in GSN's operating results since then.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW

Media General, Inc., is a diversified communications company with wholly owned subsidiaries operating within three principal business segments: newspaper publishing, broadcast and cable television operations, and newsprint manufacturing. In addition to the three principal business segments, the Company has auxiliary operations in the financial and business publishing, and commercial printing fields. The Company also participates in newsprint manufacturing joint venture operations and, until the recent sale of its investment in Garden State Newspapers, Inc., in newspaper publishing joint venture operations. Operating results of joint venture operations are recognized under the equity method of accounting.

As more fully described in the "Other income (expense)" section of this Discussion and in Note 7 to the accompanying financial statements, the Company sold its investment in Garden State Newspapers, Inc., in May 1994, realizing a gain of $91.5 million ($83.3 million after-tax).

The Company's businesses are somewhat cyclical; the second and fourth quarters are typically stronger than the first and third quarters.

The Company's financial reporting year is a fiscal year which ends on the last Sunday in December. Interim quarterly reporting periods consist of four 13-week periods. Results for the current year are compared to those of the equivalent quarterly and year-to-date periods of the prior year in the accompanying consolidated financial statements.

INCREASE (DECREASE) IN OPERATING COMPONENTS

                                        Quarter Ended        Six Months Ended
                                       June 26, 1994,        June 26, 1994,
                                         Compared to           Compared to
                                          Equivalent            Equivalent
                                       Period Last Year      Period Last Year
                                     -------------------   --------------------
                                      Increase (Decrease)   Increase (Decrease)
(000's)                                Amount    Percent     Amount    Percent
                                     ---------  ---------  ---------  --------
Revenues                             $  2,025       1.3 %  $  7,225       2.4 %

Production costs                         (805)     (1.0)      1,100       0.7

Selling, distribution
  and administrative                    1,376       3.4       2,659       3.3

Depreciation and amortization            (699)     (4.8)     (1,273)     (4.4)

Operating income                        2,153      13.2       4,739      18.1

Other income (expense)                 91,939   (2,122.8)    90,314    (985.7)

Income before income taxes             94,092     786.2      95,053     559.5

Income taxes                            9,347     244.4       9,768     179.7

Net income                             84,745   1,040.6      85,285     738.2


REVENUES

Consolidated revenues increased $2 million (1.3%) and $7.2 million (2.4%) in the second quarter and first half of 1994, respectively, compared to the equivalent periods of 1993.

Newspaper segment revenues for the quarter and six-month periods ended June 26, 1994, rose 5.3% and 5%, respectively, from the comparable 1993 periods. Within the three daily newspapers which comprise the Company's metropolitan daily newspaper group, advertising revenues increased in both the second quarter and first half of 1994 (by 6% and 5.6%, respectively), reflecting average rate increases of 3.6% and 3.2% above the comparable year-ago periods, combined with an approximate 2.4% rise in advertising inches in both periods. Although increases in classified advertising (primarily in the employment and automotive categories) produced most of the revenue gains in both periods, retail advertising also contributed to the improvement in the second quarter, rebounding from the effects of severe winter weather and the retail store closings and consolidations experienced earlier in the year. Circulation revenues rose 3.3% and 2.7% in the second quarter and first half of 1994, the result of circulation rate increases of 4.3% and 4.9% which more than offset combined circulation volume declines of 1% and 2% in those same periods. The decline in circulation volume was primarily attributable to the selective pull-back of circulation by The Tampa Tribune in the more distant districts it serves, and to the effects of home delivery circulation rate increases implemented in the second quarter of 1993.

Television segment revenues increased $.9 million (1.8%) and $3.1 million (3.4%) in the second quarter and first-half of 1994, from the comparable periods of 1993. The increase was principally attributable to the Company's broadcast TV stations, where combined revenues rose $1.2 million (7.9%) and $3 million (11.2%) in the second quarter and first half on strong national and local advertising, particularly in the automotive segment. During the second quarter three of the Tampa market's four major broadcast TV stations announced they will change their network affiliations. In that market, only the Company's flagship station, WFLA-TV, will retain its historical network affiliation. Revenues of the Company's Fairfax County, Virginia, cable system (Fairfax Cable) decreased slightly in the second quarter and first-half of 1994, down 1.5% and .6%, respectively, from the year-ago periods. The 2.8% year-over-year growth in the number of subscribers, to 208,165 at June 26, 1994, combined with an accompanying increase in installation revenues, was more than offset by declines of 3.1% and 2.4% in average revenue per subscriber in the three and six-month periods ended June 26, 1994. Pay-per-view revenues declined 7.3% in the quarter as a result of weak special program offerings, but increased 5.5% in the year to date. The decrease in average revenue per subscriber reflects the decline in the percentage of subscribers taking expanded cable service which, to a significant degree, is attributable to the Cable Television Consumer Protection and Competition Act of 1992 (Cable Act), which now allows subscribers who take basic cable service to subscribe directly to premium channels. On September 1, 1993, Fairfax Cable implemented new rates to comply with the rate regulation provisions of the Cable Act. Those rates resulted in increased bills for some subscribers, and decreased bills for others, but had an essentially revenue-neutral effect when compared to the total average monthly rate charged all subscribers as a group. On March 30, 1994, the Federal Communications Commission (FCC) announced the adoption of further detailed rules intended to govern rates which cable operators may charge subscribers. While a number of issues associated with cable reregulation remain unresolved, and while the overall effect of the rules to-date has not been material to the Company's financial position or results of operations, they have had the effect of limiting the revenue growth of those cable services which are now regulated.

Consequently, Fairfax Cable's near-term revenue growth will be largely dependent upon its success in increasing its subscriber base and in expanding subscriber use of its unregulated services, such as pay-per-view programming. Cable rates are subject to local franchise authority and FCC review.

Newsprint segment revenues decreased $3 million (11.6%) and $3.9 million (7.8 %) in the second quarter and first six months of 1994 from the year-ago periods. The decreases were principally attributable to the Company's Garden State Paper newsprint mill, located in Garfield, New Jersey, where newsprint tonnage sold during the second quarter and first six months decreased 4.8% and 2.2% from the comparable year-ago periods, and average newsprint selling prices for both periods declined approximately 7% (to slightly over $390/ton in the first-half of 1994 from approximately $420/ton in the comparable 1993 period). The decline in selling prices resulted from pricing pressure attributable to a supply and demand imbalance which began during the latter half of 1993, and continued until late in the first-half of 1994. On June 1, 1994, the Company reduced its selling price discount by 3%, enabling it to realize an average June selling price of approximately $407/ton. The Company was recently notified by the majority owner of its Mexican newsprint affiliate that it presently is unable to fund the scheduled quarterly payments (approximately $2.9 million) due the Company for the remainder of 1994, and the scheduled October 15, 1994, purchase of the Company's capital stock investment in that affiliate (for $3.6 million). Accordingly, the Company has not recognized any income from this investment since the first quarter of 1994, and no further recognition of income is anticipated until the payment of amounts owed is probable.


OPERATING COSTS

Production costs decreased $.8 million (1%) in the second quarter, but rose $1.1 million (.7%) in the first half of 1994 compared to the equivalent 1993 periods. The second quarter reflects a $1.3 million decrease in the cost of newsprint (the result of a 10.1% decline in price, offset somewhat by the effect of a 3% increase in tons consumed), and a $1.2 million decline in insurance expense, largely the result of reduced workers compensation costs attributable to aggressive worker safety awareness programs. Together, these more than offset the effects of a $1.1 million (3.7%) increase in employee compensation and benefit costs, and increased cable TV programming expense, the result of contract rate increases. In the year to date, a $2.1 million (3.6%) rise in employee compensation and benefit costs, increased cable TV programming expense and energy costs at the Company's Garfield newsprint mill, along with other production cost increases, more than offset the effects of a $1.7 million decline in the cost of newsprint at the Company's newspaper operations, principally the result of an 8% price decrease, and a $1.5 million decline in insurance expense.

Selling, distribution and administrative costs increased $1.4 million (3.4%) and $2.7 million (3.3%) in the second quarter and first half of 1994 from the same periods of 1993. A second quarter increase of $1 million (4.6%) in employee compensation and benefits expense, together with increases in agency commissions (up due to expanded revenues), advertising costs and other administrative expenses, more than offset a decline in bad debt expense, due principally to improved collection results and receivables aging at the Company's broadcast and newsprint manufacturing operations. Similarly, in the year to date, employee compensation and benefit cost increases of $1.6 million (3.5%), combined with increases in agency commissions, advertising and other expenses, more than offset reduced bad debt expense.

Depreciation and amortization expense decreased $.7 million (4.8%) and $1.3 million (4.4%) in the second quarter and first half of 1994, from the comparable year-ago periods. The declines, which occurred in all of the Company's principal business segments, were attributable to comparative reductions in assets placed in service, and to certain newspaper press equipment becoming fully depreciated at the end of 1993. Depreciation expense for the second half of 1994 is expected to rise approximately $.6 million above that for the first half, principally as a result of the completion and placement in service of the Winston-Salem Journal's new production facility.


OTHER INCOME (EXPENSE)

Interest expense decreased $1.3 million and $1.8 million in the quarterly and year-to-date periods ended June 26, 1994, from the comparable prior year periods. The decreases were principally the result of the significant decline in average debt outstanding (down $75 million from the first six months of 1993) which more than offset the effect of a 113 basis point rise in the Company's average borrowing rate (to approximately 8.2% for the first-half of 1994) from the year-ago period. Cash proceeds from the sale of the Company's investment in Garden State Newspapers, Inc. (GSN), and increased cash flows from operations were the principal factors which enabled the Company to effect the significant debt reductions.

The Company's share of the operating results of its Southeast Paper (SEPCO) newsprint affiliate declined, to losses of $.1 million and $1.6 million in the second quarter and first-half of 1994, compared to earnings of $.5 million and a loss of $.1 million in the comparable year-ago periods. The declines were attributable to weak selling prices, the effects of which more than offset increases in newsprint tonnage sold, which rose 4.2% and 2.1% above the second quarter and first six months of 1993. As was the case with Media General's wholly owned newsprint operations, SEPCO experienced some selling price improvement late in the second quarter (to $403/ton in June).

On May 20, 1994, the Company sold its investment in GSN for cash ($63 million) and preferred stock of Denver Newspapers, Inc. (fair value of $34 million). The sale resulted in a gain of $91.5 million ($83.3 million after-tax; $3.17 per share), and concluded the Company's relationship with that venture which began in 1985. In 1991, the Company's investment in GSN was reduced to zero, and the Company had not recognized any equity in GSN's operating results since then.
See Note 7 for a further discussion of the GSN sale.

Other income, net, declined $.2 million and $1.4 million in the quarter and year-to-date periods ended June 26, 1994, from the comparable periods of 1993. The year-to-date decline was primarily the result of the absence in the current year of insurance proceeds recognized in connection with a late-1992 fire ($.8 million), and of income attributable to the termination of obligations established upon the disposition of certain operations ($.6 million).

NET INCOME

Net income for the second quarter and first six months of 1994 was $92.9 million and $96.8 million, respectively, including a second quarter after-tax gain of $83.3 million ($3.17 per share) from the sale of the Company's investment in GSN. Excluding the GSN gain, net income was $9.6 million and $13.6 million in the second quarter and first-half of 1994, compared to $8.1 million and $11.6 million for the same periods of 1993, an increase of 18.3% and 17.5%, respectively.

The following discussion focuses on the pretax operating income of each of the Company's principal business segments, and on income taxes.

Newspaper segment operating income rose $4.6 million (102%) and $8.6 million (144%) in the second quarter and first six months of 1994, respectively, from the comparable 1993 periods. The increase was primarily attributable to combined revenue growth of 5.3% and 5% in the quarter and first-half, together with reduced operating costs, particularly at the Company's Tampa Tribune. Television segment operating income declined $.2 million in the quarter, but rose $.3 million in the year to date. Within that segment, improved broadcast TV results on strong national and local advertising revenue growth were essentially offset by a decline in cable TV profits, principally the result of reregulation. Newsprint segment operating income declined from profits of $1.2 million and $2.9 million in the second quarter and first half of 1993, respectively, to operating losses of $1.2 million and $1.5 million in the comparable periods of 1994. The decline was chiefly the result of a decrease in the average newsprint price realized, down approximately 7% in both the second quarter and first-half of 1994 from the comparable year-earlier periods.

Income taxes rose $9.3 million and $9.8 million in the second quarter and first half of 1994 from the comparable 1993 periods. Excluding the 1994 GSN gain and income taxes thereon of approximately $8.3 million, income tax expense rose $1.1 million (28.4%) and $1.5 million (27.7%) from the comparable 1993 quarterly and year-to-date periods, on pretax earnings increases of 21.5% and 20.8%. The Company's effective tax rate increased to approximately 34% in both the second quarter and first half of 1994, from approximately 32% in the same periods of 1993, principally the result of the retroactive corporate tax rate increase enacted in August 1993, and of a decrease in the favorable tax effects of certain insurance programs.


LIQUIDITY AND CAPITAL RESOURCES

Funds generated by operating activities during the first six months of 1994 totaled $55 million, up $20.9 million from the comparable period of 1993. The increase was due principally to improved profitability, to the increase in funds generated by comparative reductions in accounts receivable and inventories, and to a reduction of funds used to reduce current liabilities. Funds generated by investing activities during the first-half of 1994 include $57.5 million of net cash proceeds from the sale of GSN.

During the first six months of 1994, the primary use of cash was $70 million for the curtailment of long-term debt, $30.3 million for capital expenditures ($18 million of which related to the new Winston-Salem Journal production facility, expected to be completed during the third quarter at a total cost of $44 million), and $5.8 million for the payment of dividends to shareholders. The Company's ability to decrease its total debt by $70 million during the first half of this year was the combined result of the GSN sale, and management's decision to utilize the majority ($53 million) of the net cash proceeds from that sale to immediately curtail debt, and of increased cash flows from operating activities.

Although the Company's debt level may rise temporarily in the third and fourth quarters of 1994 as a result of planned capital spending (including approximately $14 million for the completion of the Winston-Salem facility), the Company anticipates that funds generated by operating activities during the remainder of 1994 will be adequate to finance projected capital expenditures, dividends to shareholders, and working capital needs.

Total long-term debt at June 26, 1994, was $191.8 million, down significantly from $261.8 million at December 26, 1993, and $301.5 million at June 27, 1993. As a result of the decline in borrowings, the Company's ratio of debt to total capitalization decreased to 37.7% at June 26, 1994, from 53.7% at the beginning of the year and 58.2% at mid-year 1993. Barring unexpected funds requirements, the Company presently intends to utilize any excess funds generated during the remainder of the year to further reduce its debt. However, to ensure continued flexibility should unexpected needs or opportunities arise, the Company has available bank credit lines of $160 million under revolving credit agreements with five banks, and an uncommitted credit facility with an insurance company which provides for additional long-term borrowings of up to $85 million at prevailing interest rates.


OUTLOOK

The continued solid performance of the Company's newspaper and broadcast TV operations, combined with improved newsprint selling prices, should more than overcome the consequences of cable reregulation. The Company looks forward to the remaining months of 1994.

                         PART II.    OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of Media General, Inc., was held on May 20, 1994, for the purpose of electing a board of directors and ratifying the appointment of independent auditors.

     Each nominee for director was elected by the following vote:

                                                       Class A        Class A
                                                     Shares Voted   Shares Voted
                                                        "FOR"        "WITHHELD"
                                                     -----------    -----------
Class A Directors

Charles A. Davis                                      22,326,493        891,334
Robert V. Hatcher, Jr.                                22,330,655        887,172
John G. Medlin, Jr.                                   22,337,753        880,074

                                                       Class B        Class B
                                                     Shares Voted   Shares Voted
                                                        "FOR"        "WITHHELD"
                                                     -----------    ------------
Class B Directors

Robert P. Black                                          541,242              0
D. Tennant Bryan                                         541,242              0
J. Stewart Bryan III                                     541,242              0
Alan S. Donnahoe                                         485,662         55,580
James S. Evans                                           541,242              0
Henry L. Valentine, II                                   541,242              0

     The appointment of Ernst & Young as independent auditors for the fiscal year ending December 25, 1994, was ratified by the Class B shareholders by the following vote:

                                         Shares Voted Shares Voted Shares Voted
                                            "FOR"       "AGAINST"  "ABSTAINING"
                                         -----------  -----------  ------------

                                            541,242          ---          ---

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 2.2 Amendment dated May 3, 1994, to Letter Agreement dated March 16, 1994, regarding the sale of the Company's investment in Garden State Newspapers, Inc., incorporated by reference to Exhibit 2 of Form 10-Q for the period ending March 27, 1994.

(b)  Reports on Form 8-K

     On June 3, 1994, the Company filed a Form 8-K to report the sale, on May 20, 1994, of its investment in Garden State Newspapers, Inc., for $63 million in cash plus preferred stock valued at $34 million.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       MEDIA GENERAL, INC.



DATE:  August 9, 1994              /s/ J. Stewart Bryan III
                                   ---------------------------------
                                   J. Stewart Bryan III, Chairman,
                                   President and Chief Executive Officer



DATE:  August 9, 1994              /s/ Marshall N. Morton
                                   ---------------------------------
                                   Marshall N. Morton,
                                   Senior Vice-President and Chief
                                   Financial Officer