Form 10-Q
period 1994-09-25
MEDIA GENERAL INC
filed 1994-11-09
CIK 216539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 1994

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

                       Yes       X        No
                            -----------       -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1994.

                       Class A Common shares:  25,729,694
                       Class B Common shares:     556,574

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              MEDIA GENERAL, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (000's except shares)

                                                     September 25,  December 26,
                                                         1994           1993
                                                     -----------    ------------
ASSETS

Current assets:
 Cash                                                $    2,665     $    2,942
 Accounts receivable - net                               61,625         62,122
 Inventories                                             10,971         10,290
 Other                                                   27,106         17,003
                                                     -----------    -----------
     Total current assets                               102,367         92,357
                                                     -----------    -----------
Investments in unconsolidated affiliates                 80,217         46,675

Other assets                                             29,106         45,561

Property, plant and equipment - net                     522,939        515,225

Excess of cost of businesses acquired over
 equity in net assets - net                              44,209         45,424
                                                     -----------    -----------
                                                     $  778,838     $  745,242
                                                     ===========    ===========




















                                    See accompanying notes.

                              MEDIA GENERAL, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (000's except shares)

                                                     September 25,  December 26,
                                                         1994           1993
                                                     -----------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                    $   30,520     $   20,994
 Accrued expenses and other liabilities                  69,279         61,066
 Income taxes payable                                        69            746
                                                     -----------    -----------
     Total current liabilities                           99,868         82,806
                                                     -----------    -----------
Long-term debt                                          176,500        261,250

Deferred income taxes                                    92,281         88,679

Other liabilities and deferred credits                   90,247         87,073

Stockholders' equity:
 Preferred stock ($5 cumulative convertible),
  par value $5 per share:
   Authorized 5,000,000 shares; none outstanding
 Common stock, par value $5 per share:
  Class A, authorized 75,000,000 shares; issued
   25,720,578 and 25,695,000 shares                     128,603        128,475
  Class B, authorized 600,000 shares; issued
   556,574 and 557,154 shares                             2,783          2,786
 Additional paid-in capital                               6,476          5,967
 Unearned compensation                                   (2,543)        (3,108)
 Retained earnings                                      184,623         91,314
                                                     -----------    -----------
     Total stockholders' equity                         319,942        225,434
                                                     -----------    -----------

                                                     $  778,838     $  745,242
                                                     ===========    ===========









                                    See accompanying notes.

                                      MEDIA GENERAL, INC.
                        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                          (Unaudited)
                               (000's except for per share data)

                                               Third Quarter Ended        Nine Months Ended
                                              Sept. 25,    Sept. 26,    Sept. 25,    Sept. 26,
                                                 1994         1993         1994         1993
                                             -----------  -----------  -----------  -----------
Revenues                                     $  155,192   $  147,527   $  459,190   $  444,300
Operating costs:
 Production costs                                82,870       80,350      244,708      241,088
 Selling, distribution and administrative        42,520       40,029      125,836      120,686
 Depreciation and amortization                   14,170       14,537       42,123       43,763
                                             -----------  -----------  -----------  -----------
  Total operating costs                         139,560      134,916      412,667      405,537
                                             -----------  -----------  -----------  -----------
Operating income                                 15,632       12,611       46,523       38,763
                                             -----------  -----------  -----------  -----------
Other income (expense):
 Interest expense                                (4,016)      (5,171)     (13,217)     (16,138)
 Equity in net income (loss) of
  unconsolidated affiliate                          141          134       (1,500)          81
 Gain on sale of Garden State Newspapers
  investment                                        ---          ---       91,520          ---
 Other, net                                         398           99          872        1,957
                                             -----------  -----------  -----------  -----------
  Total other income (expense)                   (3,477)      (4,938)      77,675      (14,100)
                                             -----------  -----------  -----------  -----------
Income before income taxes                       12,155        7,673      124,198       24,663
                                             -----------  -----------  -----------  -----------
Income taxes                                      4,133        2,578       19,338        8,015
                                             -----------  -----------  -----------  -----------
Net income                                   $    8,022   $    5,095   $   104,860  $   16,648
                                             ===========  ===========  ===========  ===========
Earnings per common share and equivalent     $     0.30   $     0.20   $     3.99   $     0.64
                                             ===========  ===========  ===========  ===========
Dividends paid per common share              $     0.11   $     0.11   $     0.33   $     0.33
                                             ===========  ===========  ===========  ===========
Weighted average common shares
 and equivalents                                 26,307       26,156       26,265       26,119










                                    See accompanying notes.

                              MEDIA GENERAL, INC.
                       CONSOLIDATED CONDENSED STATEMENTS
                                 OF CASH FLOWS
                                  (Unaudited)
                                    (000's)

                                                          Nine Months Ended
                                                       Sept. 25,      Sept. 26,
                                                         1994           1993
                                                     -----------    -----------
Cash flows from operating activities:

 Net income                                          $  104,860     $   16,648
 Adjustments to reconcile net income:
  Depreciation and amortization                          42,123         43,763
  Deferred income taxes                                   3,768         (1,129)
  Equity in undistributed net (income) loss
   of unconsolidated affiliate                            1,500            (81)
  Gain on sale of Garden State Newspapers
   investment                                           (91,520)           ---
  Change in assets and liabilities                       15,724            526
                                                     -----------    -----------
Net cash provided by operating activities                76,455         59,727
                                                     -----------    -----------
Cash flows from investing activities:
 Net proceeds from sale of Garden State
  Newspapers investment                                  57,520            ---
 Capital expenditures                                   (49,529)       (22,556)
 Collection of note receivable                              ---          8,918
 Other, net                                               7,918          5,201
                                                     -----------    -----------
Net cash provided (used) in investing activities         15,909         (8,437)
                                                     -----------    -----------
Cash flows from financing activities:
 Net decrease in long-term debt                         (84,750)       (43,750)
 Dividends paid                                          (8,661)        (8,649)
 Other, net                                                 770            802
                                                     -----------    -----------
Net cash used by financing activities                   (92,641)       (51,597)
                                                     -----------    -----------
Net decrease in cash                                       (277)          (307)
Cash at beginning of year                                 2,942          2,791
                                                     -----------    -----------
Cash at end of period                                $    2,665     $    2,484
                                                     ===========    ===========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest (net of amount capitalized)                $   14,736     $   18,441
 Income taxes (net of refunds)                           11,953         10,092

Information about Noncash Investing Activities:
     In addition to the receipt of $63 million in cash ($57.5 million, net of related transaction costs) from the sale of its investment in Garden State Newspapers, Inc. (GSN), the Company also received 1,200 shares of 9% cumulative preferred stock of Denver Newspapers, Inc., with a fair value of $34 million. See Note 6 for a further discussion of the GSN sale.
                                    See accompanying notes.

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

     3. At September 25, 1994, 1,043,149 shares of Class A common stock were reserved for issuance upon exercise of unqualified stock options granted.

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

     The amended agreement provides that upon Mr. Bryan's death, his estate has the option to sell and the Company has a separate option to buy the lesser of
(a) 15% of the Company's Class A stock owned by Mr. Bryan at his death and (b) a sufficient number of shares of Class A stock to fund estate taxes and certain funeral and administrative expenses. The purchase price for each share redeemed under the amended agreement will equal 90% of the average daily closing price for a share of Class A stock during the 91 days preceding the date that is 30 days after the date of death. The agreement also provides that, if the estate pays taxes in installments over a period of time, and if a redemption right has been exercised, the Company in certain circumstances also may elect to pay the redemption price in installments, plus interest at the rate paid by the estate. If the Company or the estate had exercised an option, respectively, to buy or sell, the maximum cost to the Company of the redemption would have approximated $9 million at September 25, 1994.

     6. On May 20, 1994, the Company sold its 40% common equity interest in Garden State Newspapers, Inc. (GSN), along with its GSN Series A and Series C Preferred Stock, for $63 million in cash. Additionally, the Company received 1,200 shares of $25,000 par, 9% cumulative preferred stock of Denver Newspapers, Inc. (previously owned by GSN), including accumulated and unpaid dividends of approximately $17.4 million thereon. The stock is valued at $34 million, net of an unamortized discount of $27.3 million, based on an imputed discount rate of 12% and a redemption date of June 30, 1999. The sale resulted in a gain of $91.5 million ($83.3 million after-tax; $3.17 per share). The cash proceeds from the sale were used immediately to pay down debt ($53 million) and for investment in short-term fixed income instruments ($5 million). The balance was applied to transaction costs and utilized for other corporate purposes.

As more fully explained in Note 3 to its 1993 consolidated financial statements (incorporated by reference in the Company's 1993 Annual Report on Form 10-K), the Company's investment in GSN had been reduced to zero in 1991 as a result of a GSN loss in that year, and the Company had not recognized any equity in GSN's operating results since then.

     7. On September 28, 1994, the Company exercised an option, for $40,000, to purchase 40% of the common stock of Denver Newspapers, Inc. (DNI), the parent company of The Denver Post. The Company already owned the preferred stock of DNI and held the right to elect half of DNI's directors. Effective with the fourth quarter, Media General will recognize in its earnings 40% of DNI's net income applicable to common stockholders under the equity method of accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW

Media General, Inc., is a diversified communications company with wholly owned subsidiaries operating within three principal business segments: newspaper publishing, broadcast and cable television operations, and newsprint manufacturing. In addition to the three principal business segments, the Company has auxiliary operations in the financial and business publishing, and commercial printing fields. The Company also participates in newspaper publishing (see Note 7) and newsprint manufacturing joint venture operations, the operating results of which are recognized under the equity method of accounting.

As more fully described in the "Other income (expense)" section of this Discussion and in Note 6 to the accompanying financial statements, the Company sold its investment in Garden State Newspapers, Inc., in May 1994, realizing a gain of $91.5 million ($83.3 million after-tax).

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

INCREASE (DECREASE) IN OPERATING COMPONENTS

                                        Quarter Ended        Nine Months Ended
                                       Sept. 25, 1994,         Sept. 25, 1994,
                                         Compared to           Compared to
                                          Equivalent            Equivalent
                                       Period Last Year      Period Last Year
                                     -------------------   --------------------
                                      Increase (Decrease)   Increase (Decrease)
(000's)                                Amount    Percent     Amount    Percent
                                     ---------  ---------  ---------  --------
Revenues                             $  7,665       5.2 %  $ 14,890       3.4 %

Production costs                        2,520       3.1       3,620       1.5

Selling, distribution
  and administrative                    2,491       6.2       5,150       4.3

Depreciation and amortization            (367)     (2.5)     (1,640)     (3.7)

Operating income                        3,021      24.0       7,760      20.0

Other income (expense)                  1,461     (29.6)     91,775    (650.9)

Income before income taxes              4,482      58.4      99,535     403.6

Income taxes                            1,555      60.3      11,323     141.3

Net income                              2,927      57.4      88,212     529.9


REVENUES

Consolidated revenues increased $7.7 million (5.2%) and $14.9 million (3.4%) in the third quarter and first nine months of 1994, respectively, compared to the equivalent periods of 1993.

Newspaper segment revenues for the quarter and nine-month periods ended September 25, 1994, rose 6.5% and 5.5%, respectively, from the comparable 1993 periods. Within the three daily newspapers which comprise the Company's metropolitan daily newspaper group, advertising revenues increased in both the third quarter and the year to date (by 7.7% and 6.3%, respectively), reflecting average rate increases of 4% and 3.5% above the comparable year-ago periods, combined with increases of 3.5% and 2.7% in advertising linage in those same periods. Although increases in classified (primarily in the employment and automotive categories) and general advertising produced most of the revenue gains in both periods, retail advertising (particularly in the department store category) also contributed to the improvement. Circulation revenues rose 3.3% and 2.9% in the third quarter and first nine months of 1994, the result of circulation rate increases of 3.8% and 4.5% which more than offset combined circulation volume declines of .5% and 1.6% from the comparable year-ago periods.

Television segment revenues increased $1.3 million (2.9%) and $4.3 million (3.3%) in the third quarter and first nine months of 1994, from the comparable year-ago periods. The increase was principally attributable to the Company's broadcast TV stations, where combined revenues rose $1.7 million (13.7%) and $4.7 million (12%) in the third quarter and nine months on strong national and local advertising (particularly in the automotive segment) and increased political advertising. During the second quarter three of the Tampa market's four major broadcast TV stations announced they will change their network affiliations; the changes are now expected to occur simultaneously in December 1994. In that market, only Media General's flagship station, WFLA-TV, will retain its historical network affiliation. Revenues of the Company's Fairfax County, Virginia, cable system (Fairfax Cable) decreased slightly in the third quarter and first nine months of 1994, down 2.3% and 1.2%, respectively, from the year-ago periods. The effects of the 3% year-over-year growth in the number of subscribers, to 210,207 at September 25, 1994, combined with strong third-quarter studio production revenue and, in the year to date, increased installation revenue (up 64.1%), were more than offset by declines of 5% and 5.1% in average revenue per subscriber in the three and nine-month periods ended September 25, 1994. The decrease in average revenue per subscriber reflects a decline in the percentage of subscribers taking expanded cable service which, to a significant degree, is attributable to the Cable Television Consumer Protection and Competition Act of 1992 (Cable Act), which now allows subscribers who take basic cable service to subscribe directly to premium channels. On September 1, 1993, Fairfax Cable implemented new rates to comply with the rate regulation provisions of the Cable Act. Those rates resulted in increased bills for some subscribers, and decreased bills for others, but had an essentially revenue-neutral effect when compared to the total average monthly rate charged all subscribers as a group. On March 30, 1994, the Federal Communications Commission (FCC) announced the adoption of further detailed rules intended to govern rates which cable operators may charge subscribers. While a number of issues associated with cable reregulation remain unresolved, and while the overall effect of the rules to-date has not been material to the Company's financial position or results of operations, reregulation has had the effect of limiting the revenue growth of those cable services that are now regulated. Consequently, Fairfax Cable's near-term revenue growth will be largely dependent upon its success in increasing its subscriber base and in expanding subscriber use of its unregulated services, such as pay-per-view programming. Cable rates remain subject to both local franchise authority and FCC review.

Newsprint segment revenues increased $1.9 million (7.1%) in the third quarter of 1994, but decreased $2.1 million (2.7%) in the first nine months of 1994 from the year-ago periods. The increase in third quarter revenues resulted largely from the recognition, in the third quarter, of both second and third quarter royalty income ($.9 million per quarter) due from the Company's Mexican newsprint affiliate, and from increased tonnage sold by the Company's Garden State Paper newsprint mill, located in Garfield, New Jersey. During the second quarter, the scheduled royalty income from the Company's Mexican newsprint affiliate had not been recognized due to that affiliate's notification to the Company that it was then unable to fund the scheduled payment. The Company subsequently reached an agreement with that affiliate for the payment of all royalties owed the Company, and recognized royalty income earned through September 25, 1994, in the third quarter (see subsequent discussion regarding the sale of the Company's 49% interest in its Mexican affiliate). The Company expects to recognize the final royalty income ($151 thousand) due under the agreement with its Mexican newsprint affiliate during the fourth quarter. Third quarter newsprint revenues also rose as a result of a 2.2% (1,255 ton) increase in tonnage sold, which more than offset a small decline (.9%) from the year-ago period in the average newsprint selling price realized. The decrease in year-to-date newsprint revenues was attributable to declines in the average newsprint selling price realized and in tonnage sold of 5% and .7%, respectively, from the comparable period of 1993. The decline in the average year-to-date selling price resulted from pricing pressure attributable to a supply and demand imbalance that began during the latter half of 1993 and continued until late in the first-half of 1994. However, increased newsprint demand beginning mid-year has enabled the Company to reduce its selling price discounts. As a result, average realized newsprint selling prices of $387/ton in the first quarter rose to $417/ton in the third quarter, and to $425/ton in September. On October 1, 1994, the Company announced a further 7% reduction of its selling price discount. Although effective on January 1, 1995, due to existing contractual commitments the Company does not expect its newsprint selling price to reflect the full benefit of this most recently announced discount reduction until late in the first quarter of 1995. The Garden State mill is operating at full capacity, and is sold-out through 1995. As mentioned, the Company recently revised its agreement with the majority owner of its Mexican newsprint affiliate regarding the sale, for $3.6 million, of the Company's 49% interest in that affiliate. Originally scheduled to occur on October 15, 1994, the sale will now become effective on January 31, 1995, for $3.6 million plus interest from the originally scheduled sale date.


OPERATING COSTS

Production costs increased $2.5 million (3.1%) and $3.6 million (1.5%) in the third quarter and first nine months of 1994, respectively, from the equivalent year-ago periods. The third quarter reflects a $.8 million (2.8%) increase in employee compensation and benefit costs, a $.7 million increase in the cost of waste news at the Company's Garden State paper newsprint mill, up 20% as a result of price escalations resulting from increased Canadian and offshore demand, a $.5 million (15.1%) increase in maintenance and repairs (principally attributable to increased aerial line maintenance and converter repair costs at the Company's cable operations), and a $.4 million (2.8%) increase in the cost of newsprint, reflecting a 4.9% increase in tonnage used, offset somewhat by a 4.4% decrease in average cost per ton for the period. Combined with other production cost increases, these more than offset a $.7 million (32.8%) decline in insurance costs, down principally as a result of reduced workers' compensation expense at the Company's newspaper operations. In the year to date, increases of $3 million (3.3%) in employee compensation and benefit costs, $.9 million (10%) in waste news, and $.5 million (2.4%) in programming expense (principally cable), together with a moderate rise in fuel and utilities (up 2.3% on increased volume), more than offset declines of $2.3 million (31%) in insurance costs (primarily workers' compensation, the result of aggressive safety awareness programs) and $1.3 million in the cost of newsprint consumed. This decrease in the cost of newsprint resulted from a 6.9% decline in the average cost per ton which more than offset a 2.6% increase in tons consumed.

Selling, distribution and administrative costs increased $2.5 million (6.2%) and $5.2 million (4.3%) in the quarter and nine months ended September 25, 1994, from the same periods of 1993. Third quarter increases of 1.7% in employee compensation and benefits expense, together with increases in agency commissions (up due to expanded revenues), advertising, and other administrative expenses, more than offset a decline in bad debt expense, due principally to improved collection results and receivables aging at the Company's newspaper and broadcast TV operations. Similarly, in the year to date, employee compensation and benefit cost increases of 2.9%, combined with increases in agency commissions, advertising and other administrative expenses, more than offset reduced bad debt expense.

Depreciation and amortization expense decreased $.4 million (2.5%) and $1.6 million (3.7%) in the third quarter and first nine months of 1994, from the comparable year-ago periods. In the year to date, the decline occurred in all of the Company's principal business segments and was attributable to certain newspaper press, broadcast and other equipment becoming fully depreciated. In the third quarter, depreciation expense declines in the Company's television, newsprint and auxiliary segments more than offset increased newspaper segment depreciation, the result of the third quarter completion and placement in service of the Winston-Salem Journal's new production facility. Although depreciation expense related to that new facility will approximate $2.3 million annually, full-year 1994 depreciation and amortization expense for the Company as a whole is expected to remain at the 1993 level.


OTHER INCOME (EXPENSE)

Interest expense decreased $1.2 million and $2.9 million in the quarterly and year-to-date periods ended September 25, 1994, from the comparable prior year periods. The decreases were principally the result of the significant decline in average debt outstanding (down $85 million from the first nine months of 1993) which more than offset the effect of a 160 basis point rise in the Company's average borrowing rate (to approximately 8.7% for the first nine months of 1994) from the year-ago period. Cash proceeds from the second quarter sale of the Company's investment in Garden State Newspapers, Inc. (GSN), and increased cash flows from operations were the principal factors which enabled the Company to effect the significant debt reduction.

The Company's share of the operating results of its Southeast Paper (SEPCO) newsprint affiliate declined in the year-to-date period, to a loss of $1.5 million compared to earnings of $.1 million in the year-ago period. The Company's share of SEPCO's third quarter earnings improved slightly, however, to $141 thousand from $134 thousand in the third quarter of 1993. The nine-month decline was primarily attributable to a decrease in the average selling price realized, down 4.9% from the comparable year-ago period, which more than offset the effect of a 4.6% increase in tons sold. The third quarter improvement resulted from a 9.6% increase in tons sold, and from a slight rise (.2%) in the average realized selling price. Together, these more than offset increased production and other costs. As was the case with Media General's wholly owned newsprint operations, SEPCO experienced some selling price improvement during the third quarter, rising to $423/ton in September from approximately $370/ton at the beginning of 1994.

On May 20, 1994, the Company sold its investment in GSN for cash of $63 million and preferred stock of Denver Newspapers, Inc. (DNI) with a fair value of $34 million. The sale resulted in a gain of $91.5 million ($83.3 million after-tax; $3.17 per share), and concluded the Company's relationship with that venture which had begun in 1985. In 1991, the Company's investment in GSN had been reduced to zero, and the Company had not recognized any equity in GSN's operating results since then. See Note 6 for a further discussion of the GSN sale.

On September 28, 1994, the Company exercised an option, for a nominal price, to purchase 40% of the common stock of DNI, the parent company of The Denver Post, a morning newspaper with daily and Sunday circulation of 294,000 and 459,000, respectively. The Company already owned the preferred stock of DNI and held the right to elect half of DNI's directors. Effective with the fourth quarter, Media General will recognize in its earnings 40% of DNI's net income applicable to common stockholders under the equity method of accounting.

Other income, net, increased $.3 million in the current quarter but decreased $1.1 million in the first nine months compared to the equivalent periods of 1993. The year-to-date decline was primarily the result of the absence in the current year of insurance proceeds recognized in connection with a late-1992 fire.


NET INCOME

Net income for the third quarter and first nine months of 1994 was $8 million and $104.9 million, respectively. Nine-month results include an after-tax gain of $83.3 million ($3.17 per share) from the sale, in the second quarter of 1994, of the Company's investment in GSN. Excluding the GSN gain, net income was $8 million and $21.6 million in the quarter and nine-months ended September 25, 1994, compared to $5.1 million and $16.6 million for the same periods of 1993, an increase of 57% and 30%, respectively.

The following discussion focuses on the pretax operating income of each of the Company's principal business segments, and on income taxes.

Newspaper segment operating income rose $3.2 million (119%) and $11.8 million (136%) in the third quarter and first nine months of 1994, respectively, from the comparable 1993 periods. The increase was primarily attributable to combined revenue growth of 6.5% and 5.5% in the quarter and nine months, together with moderate operating cost increases, up 2% and .1% from the year-ago periods. Television segment operating income declined $.3 million (4.2%) in the quarter, but was essentially flat in the year to date. Within that segment, improved broadcast TV results on strong national, local and political advertising revenue growth were offset by a decline in cable TV profits, principally the result of reregulation. Newsprint segment operating income declined $4.3 million in the year to date on reduced newsprint selling prices for the nine-month period, but increased slightly ($.1 million) in the third quarter principally as a result of the resumption of royalty income from the Company's Mexican newsprint affiliate.

Income taxes rose $1.6 million and $11.3 million in the third quarter and first nine months of 1994 from the comparable 1993 periods. Excluding from the year to date the second quarter 1994 GSN gain and income taxes thereon of approximately $8.3 million, income tax expense for the current quarter and nine months rose $1.6 million and $3 million from the comparable 1993 periods. The Company's effective tax rate increased to approximately 34% in both the third quarter and first nine months of 1994, from 33.6% and 32.5% in the same periods of 1993, principally the result of the retroactive corporate tax rate increase enacted in August 1993.


LIQUIDITY AND CAPITAL RESOURCES

Funds generated by operating activities during the first nine months of 1994 totaled $76.5 million, up $16.7 million from the comparable period of 1993. The increase was due principally to improved profitability, to the increase in funds generated by comparative reductions in accounts receivable and inventories, and to a reduction of funds used to reduce current liabilities. Funds generated by investing activities during the nine months ended September 25, 1994, include $57.5 million of net cash proceeds from the sale of GSN.

During the first nine months of 1994, the primary use of cash was $84.8 million for the curtailment of long-term debt, $49.5 million for capital expenditures ($29.1 million of which related to the new Winston-Salem Journal production facility which was completed and placed in service during the third quarter at a total cost of $44 million), and $8.7 million for the payment of dividends to shareholders. The Company's ability to decrease its total debt by $84.8 million during the first nine months of this year was the combined result of the GSN sale, and management's decision to utilize the majority ($53 million) of the net cash proceeds from that sale to immediately curtail debt, and of increased cash flows from operating activities.

The Company anticipates that funds generated by operating activities during the remainder of 1994 will be adequate to finance projected capital expenditures, dividends to shareholders, and working capital needs.

Total long-term debt at September 25, 1994, was $177 million, down significantly from $261.8 million at December 26, 1993, and $276.8 million at September 26, 1993. As a result of the decline in borrowings, the Company's ratio of debt to total capitalization decreased to 35.6% at September 25, 1994, from 53.7% at the beginning of the year and 55.9% at September 26, 1993. Barring unexpected funds requirements, the Company presently intends to invest any excess funds generated during the remainder of the year in short-term cash equivalent instruments. To ensure continued flexibility should unexpected needs or opportunities arise, the Company has available unused bank credit lines of $156 million under revolving credit agreements with five banks, and an uncommitted credit facility with an insurance company which provides for additional long-term borrowings of up to $85 million at prevailing interest rates.


OUTLOOK

Despite ongoing profit pressure at the Company's cable television franchises and sharply higher raw material costs at its newsprint units, the Company expects continued strength at its newspaper and broadcast TV operations, and prospects for the fourth quarter remain positive.

                         PART II.    OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     2. Media General, Inc., Affiliated Newspaper Investments, Inc., and Denver Newspapers, Inc., Second Amended and Restated Stock and Warrant Purchase and Shareholders' Agreement dated May 20, 1994, incorporated by reference to Exhibit 2 of Form 8-K dated September 28, 1994.

     27.  Financial Data Schedule

(b)  Reports on Form 8-K

     On October 12, 1994, the Company filed a Form 8-K to report the acquisition, on September 28, 1994, of 40% of the common stock of Denver Newspapers, Inc., through the exercise for $40,000 of a warrant.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       MEDIA GENERAL, INC.



DATE:  November 8, 1994            /s/ J. Stewart Bryan III
                                   ---------------------------------
                                   J. Stewart Bryan III, Chairman,
                                   President and Chief Executive Officer



DATE:  November 8, 1994            /s/ Marshall N. Morton
                                   ---------------------------------
                                   Marshall N. Morton,
                                   Senior Vice-President and Chief
                                   Financial Officer