Form 10-K405
MEDIA GENERAL INC
filed 1995-03-24
CIK 216539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [fee required]

                  For the fiscal year ended December 25, 1994

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes         X       No
                                                      _______        ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the registrant was $707,106,614 as of February 28, 1995.

     The number of shares of Class A Common Stock outstanding on February 28, 1995, was 25,873,718. The number of shares of Class B Common Stock outstanding on February 28, 1995, was 556,574.

     Part I, Part II and Part IV incorporate information by reference from the Annual Report to Stockholders for the year ended December 25, 1994. Part III incorporates information by reference from the proxy statement for the Annual Meeting of Stockholders to be held on May 19, 1995.

                                     Part I

Item 1.   Business

                                    General

     For a general description of the Company's business, see Business in Brief section on the inside front cover page of the 1994 Annual Report to Stockholders, which is incorporated herein by reference. The Company employs approximately 7,300 people on a full or part-time basis. The Company's businesses are somewhat cyclical; the second and fourth quarters are typically stronger than the first and third quarters.

                               Industry Segments

     The Company is engaged in three significant industry segments. For financial information concerning these segments and for information concerning the Company's foreign operations see pages 29, 31, 32, 52 and 53 of the 1994 Annual Report to Stockholders, which are incorporated herein by reference. Supplemental information concerning each of the Company's significant industry segments is included below.

Newspaper Publishing Business

     See pages 7, 9, 11, 29 and 50 of the 1994 Annual Report to Stockholders, which are incorporated herein by reference, for a description of the business done and principal products produced by the Company in its newspaper publishing business.

     All of the Company's newspapers compete for circulation and advertising with other newspapers published nationally and in nearby cities and towns and for advertising with magazines, radio, television and other promotional media. All of the newspapers compete for circulation principally on the basis of performance, service and price.

     The primary raw material used by the Company in its newspaper operations is newsprint, which is purchased from various Canadian and United States sources, including Garden State Paper Company, Inc., a wholly owned subsidiary of the Company, and Southeast Paper Manufacturing Co., in which the Company owns a one-third equity interest. The newspaper operations of the Company consumed approximately 126,000 tons of newsprint in 1994. Management of the Company believes that newsprint inventory and sources of supply under existing arrangements will be adequate in 1995.

     On September 28, 1994, the Company acquired 40% of the common stock of Denver Newspapers, Inc., (DNI), the parent company of The Denver Post, a Denver, Colorado, daily newspaper company, through the exercise for $40,000 of a warrant held since 1987. Beginning with the fourth quarter of 1994, the Company began recognizing in its earnings 40% of DNI's net income applicable to common stockholders.

     On May 20, 1994, the Company sold its 40% common equity interest (held since 1985) in Garden State Newspapers, Inc. (GSN), a domestic daily and weekly newspaper company, along with its GSN Series A and Series C Preferred Stock, for $63 million in cash. Additionally, in exchange for the GSN Series B Preferred Stock previously owned by the Company, the Company received 1,200 shares of $25,000 par, 9% Cumulative Preferred Stock of DNI (previously owned by GSN), which included accumulated and unpaid dividends of approximately $17.4 million. The preferred stock was valued at $34 million, net of an unamortized discount of $27.3 million, based on an imputed discount rate of 12% and a redemption date of June 30, 1999. The sale of GSN resulted in a gain of $91.5 million ($83.3 million after-tax; $3.17 per share).

Television Business

     See pages 13, 15 and 17 of the 1994 Annual Report to Stockholders, which are incorporated herein by reference, for a description of the Company's television business.

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

     The maximum term for which the FCC may grant a broadcasting license for a television station is five years, and renewals for periods of not more than five years may be made by the FCC upon considerations similar to those that govern the granting of original licenses. The license of WCBD-TV in Charleston was most recently renewed in November 1991, and will expire on December 1, 1996.
The licenses of WFLA-TV in Tampa and WJKS-TV in Jacksonville were most recently renewed in January 1992, and will expire on February 1, 1997.

     The primary source of revenues for WFLA-TV, WJKS-TV and WCBD-TV is the sale of time to national and local advertisers. Since each of the stations is network affiliated, additional revenue is derived from the network programming carried by each. Expiration dates of the network contracts for WFLA-TV-NBC, WJKS-TV-ABC and WCBD-TV-ABC are January 2005, April 1996 and July 1997, respectively.

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

     The Company has cable television franchises to operate its existing systems in portions of Fairfax County, Virginia, and adjoining cities and towns and in Fredericksburg, Virginia, and portions of Spotsylvania and Stafford Counties, Virginia. These jurisdictions have enacted extensive regulations governing cable television systems within their borders. In anticipation of a scheduled September 1997 expiration date, the Company has given notice to commence renewal proceedings for its Fairfax County franchises. At December 25, 1994, the Company's cable television systems served approximately 229,000 subscribers.

     The FCC has jurisdiction over and has adopted a regulatory program concerning the cable television industry. The FCC's regulations govern cable television engineering standards, registration and reporting obligations and other matters. In 1992, Congress passed, effective December 4, 1992, the Cable Television Consumer Protection and Competition Act of 1992 (Cable Act). It contains a number of provisions affecting and potentially affecting the Company, including service, programming and equipment mandates and other limitations which impact the Company's costs and business. Additionally, the 1992 Cable Act established rate regulation for the cable services (other than premium and pay-per-view services) which the Company offers to subscribers. Ratemaking authority is divided between local franchisors and the FCC, and some of the Company's rates are under review by franchisors and under review by or on appeal to the FCC. While the Company believes that its rates have been established in compliance with the applicable FCC regulations and the 1992 Cable Act, it is possible that rate refunds and/or rate adjustments may be ordered.

     Telephone companies operating within the areas served by the Company's cable systems have taken steps to permit them to offer video services which would compete with the Company's cable services, and one video "experiment" within the Company's cable service area has been authorized by the FCC. Reference is made to page 41 of the 1994 Annual Report to Stockholders, which is incorporated herein by reference, for information regarding cable competition and strategic planning alternatives being considered by the Company.

     The information contained in the preceding discussion is not intended to be a complete summary of all the provisions of the Act, the Cable Act or of the rules and regulations of the FCC thereunder or of other pending regulatory proposals. It is impossible to predict with certainty the extent of any future impact on the Company's cable systems of some or all of these requirements and regulatory and competitive developments.

     Reference is made to page 51 of the 1994 Annual Report to Stockholders, which is incorporated herein by reference, for market share and other information regarding the Company's broadcast and cable television operations.

Newsprint Paper Manufacturing Business

     For a description of the business done, principal products produced and sources and availability of raw materials used by the Company in its newsprint paper manufacturing business, see page 19 of the 1994 Annual Report to Stockholders, which is incorporated herein by reference.

     In addition to its Garden State Paper Company, Inc. (Garden State) mill in Garfield, New Jersey, the Company owns a 33 1/3% interest in the Southeast Paper Manufacturing Co. newsprint mill in Dublin, Georgia, which licenses and utilizes the Garden State process, a proprietary de-inking technology for the production of 100 percent recycled newsprint from recovered used newspapers. The Company earns licensing fees pursuant to a contract with this venture, in addition to its share of operating results.

     Garden State owns certain United States patent rights and also has obtained patents in various foreign countries. Although these have been of value, their loss would not materially affect the conduct of its business as the Company has developed substantial proprietary knowledge related to its manufacturing process which enhances its competitive position.

     Garden State competes with approximately twenty Canadian and American companies in selling newsprint, its sole product, to newspaper publishers. Distribution from the Garden State mill is primarily by truck transportation. Competition is based principally on price, quality of product and service, although the percentage of recovered fiber contained in manufactured newsprint is becoming increasingly important to newspaper publishers to meet various existing and proposed state and federal standards.

     The Company owned a 49% interest in a Mexican newsprint mill near San Luis Potosi, Mexico, from which the Company received option fees based on production through October 15, 1994. In October 1994, the Company revised its agreement with the majority owner of its Mexican newsprint affiliate regarding the sale, for $3.6 million, of the Company's interest in that affiliate which is accounted for by the cost method and has a zero basis. Originally scheduled to occur on October 15, 1994, the date on which the affiliate's option payment obligations to the Company ceased, the sale was completed in February 1995.

Item 2.   Properties

     The headquarters of Media General, Inc., and its Richmond Newspapers, Inc., subsidiary are located in downtown Richmond, Virginia, in five adjacent buildings. The Richmond newspapers are printed at a production and distribution facility located on an 86 acre site in Hanover County, Virginia, near Richmond. The Tampa, Florida, newspapers are located in a single unit production plant and office building located on a six acre tract in that city. The Winston-Salem newspapers are headquartered in one building in downtown Winston-Salem. Its newspapers are printed at a production and distribution facility, located on a nearby 12 acre site, which was completed and placed in service in July and became fully operational in September 1994. All of the foregoing properties are Company-owned.

     Television facilities for WFLA-TV Tampa, Florida, WJKS-TV Jacksonville, Florida, and WCBD-TV Charleston, South Carolina, are located on land owned by the Company in and around these respective cities.

     Media General Cable of Fairfax County, Inc., a subsidiary of the Company, has headquarters located in one building owned by the Company in Chantilly, Virginia, and two signal retransmission centers located in Fairfax County, Virginia, one on property owned by the Company and adjacent to its production studio and one on leased property. In addition, Fairfax Cable leases an operations center for its service maintenance fleet in Springfield, Virginia. The cable system includes a home subscriber network and a separate institutional network.

     Newsprint production facilities of Garden State consist of a Company-owned mill in Garfield, New Jersey, housing two paper-making machines adjacent to a Company-owned power plant which supplies it with steam and electric power. Garden State leases adequate storage facilities for waste paper in the general vicinity of the newsprint mill.

Item 3.   Legal Proceedings

     Certain of the Company's subsidiaries have been identified as potentially responsible parties (PRPs), along with many other businesses unrelated to the Company, in connection with alleged soil and/or groundwater contamination at a former commercial waste disposal site, a former industrial drum recycling location and a former waste oil recycling location. With respect to these matters, the involved subsidiaries have contributed, or may in the future be asked to contribute, to the costs of site assessment and cleanup. In addition, one of the Company's subsidiaries is currently involved in an environmental remediation project at a facility currently owned. While the ultimate costs of the foregoing matters are not presently determinable, based on information currently available, management believes such costs will not be material to the Company's financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1994.


Executive Officers of the Registrant

Name                    Age    Position and Office                  Year First Took Office*

D. Tennant Bryan         88    Chairman of the Executive Committee            1930

J. Stewart Bryan III     56    Chairman, President,
                               Chief Executive Officer                        1990

Marshall N. Morton       49    Senior Vice President,
                               Chief Financial Officer                        1989

James L. Dillon          66    Vice President                                 1977

H. Graham Woodlief, Jr.  50    Vice President                                 1989

Stephen Y. Dickinson     48    Controller                                     1989

George L. Mahoney        42    General Counsel, Secretary                     1993

Stephen R. Zacharias     45    Treasurer                                      1989



---------------

     * The year indicated is the year in which the officer first assumed an office with the Company or with Richmond Newspapers,
Inc., the predecessor of the Company, involving essentially the same duties and responsibilities as the office presently held, regardless of its formal titles at that time.  Prior to assuming his present position, J. Stewart Bryan III had previously served during the past five years as Chief Operating Officer (1989-90) and as Vice Chairman and Executive Vice President (1985-90) of the
Company.  Mr. Dickinson assumed executive officer responsibilities as of May 1994.  Mr. Mahoney previously served as Assistant
General Counsel of Dow Jones & Company, Inc., for more than five years.  Mr. Zacharias assumed executive officer responsibilities as of December 1993.

     Officers of the Company are elected at the Annual Meeting of the Board of Directors to serve, unless sooner removed, until the next Annual Meeting of the Board of Directors and/or until their successors are duly elected and qualified.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     Reference is made to page 49 of the 1994 Annual Report to Stockholders, which is incorporated herein by reference, for information required by this item.

Item 6.   Selected Financial Data

     Reference is made to Note 5 on pages 31 and 32, and to pages 52 and 53 of the 1994 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Reference is made to pages 40 through 48 of the 1994 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.

Item 8.   Financial Statements and Supplementary Data

     Consolidated financial statements of the Company as of December 25, 1994, and December 26, 1993, and for the fiscal years ended December 25, 1994, December 26, 1993, and December 27, 1992, and the report of independent auditors thereon, as well as the Company's unaudited quarterly financial data for the fiscal years ended December 25, 1994, and December 26, 1993, are incorporated herein by reference from the 1994 Annual Report to Stockholders pages 23 through 39 and page 49.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 19, 1995, except as to certain information regarding executive officers included in Part I.

Item 11.  Executive Compensation

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 19, 1995.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 19, 1995.

Item 13.  Certain Relationships and Related Transactions

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 19, 1995.



                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
  (a) 1. and 2. The financial statements and schedule listed in the accompanying index to financial statements and financial statement schedules are filed as part of this annual report.
     3.   Exhibits
     The exhibits listed in the accompanying index to exhibits are filed as part of this annual report.

  (b)     Reports on Form 8-K

     On October 12, 1994, the Company filed a Form 8-K to report the acquisition, on September 28, 1994, of 40% of the common stock of Denver Newspapers, Inc., through the exercise for $40,000 of a warrant.

Index to Financial Statements and Financial Statement Schedules - Item 14(a)

                                                                       Annual
                                                                       Report
                                                             Form        to
                                                             10-K   Stockholders
                                                            ------  ------------


               Media General, Inc.
                 (Registrant)


Report of independent auditors                                8            39
Consolidated statements of operations for the
   fiscal years ended December 25, 1994,
   December 26, 1993, and December 27, 1992                                23
Consolidated balance sheets at December 25, 1994,
   and December 26, 1993                                                24-25
Consolidated statements of stockholders' equity
   for the fiscal years ended December 25, 1994,
   December 26, 1993, and December 27, 1992                                26
Consolidated statements of cash flows for the
   fiscal years ended December 25, 1994,
   December 26, 1993, and December 27, 1992                                27
Notes to consolidated financial statements                              28-38
Schedule:
    II  -  Valuation and qualifying accounts and reserves 9-10

Schedules other than Schedule II, listed above, are omitted since they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

The consolidated financial statements of Media General, Inc., listed in the above index which are included in the Annual Report to Stockholders of Media General, Inc., for the fiscal year ended December 25, 1994, are incorporated herein by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Parts I, II and IV, the 1994 Annual Report to Stockholders is not deemed filed as part of this report.

                        CONSENT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Media General, Inc.

     We consent to the incorporation by reference in this Annual Report (Form 10-K) of Media General, Inc., of our report dated January 24, 1995, included in the 1994 Annual Report to Stockholders of Media General, Inc.

     Our audits also included the financial statement schedule of Media General, Inc., listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We also consent to the incorporation by reference in (a) the Registration Statement (Form S-8 No. 2-56905) pertaining to the 1971 Unqualified Stock Option Plan and the 1976 Qualified and Non-Qualified Stock Option Plans of Media General, Inc.; (b) the Registration Statement (Form S-8 No. 33-29478) pertaining to the Media General, Inc., Employees Thrift Plan; (c) the Registration Statement (Form S-8 No. 33-23698) pertaining to the 1987 Non-Qualified Stock Option Plan of Media General, Inc.; (d) the Registration Statement (Form S-3 No. 33-26853) pertaining to the Media General, Inc., Automatic Dividend Reinvestment and Stock Purchase Plan and (e) the Registration Statement (Form S-8 No. 33-52472) pertaining to the 1987 Non-Qualified Stock Option Plan of Media General, Inc., amended and restated May 17, 1991, and in the Prospectus related to each, of our report dated January 24, 1995, with respect to the consolidated financial statements of Media General, Inc., incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule of Media General, Inc., included in this Annual Report (Form 10-K) of Media General, Inc., for the fiscal year ended December 25, 1994.





                                                            ERNST & YOUNG LLP

Richmond, Virginia
March 21, 1995


                                               Media General, Inc., and Subsidiaries
                                    Schedule II - Valuation and Qualifying Accounts and Reserves
                           Fiscal Years Ended December 25, 1994, December 26, 1993, and December 27, 1992

                                                        Additions
                                                       (reductions)
                                      Balance at         charged                                           Balance
                                      beginning       (credited) to     Deductions-                         at end
                                      of period        expense-net          net          Transfers        of period

                                     ------------      ------------     ------------    ------------     ------------

1994
 Allowance for doubtful
    accounts.......................  $  3,697,761      $  3,109,329     $  3,446,918    $        ---     $  3,360,172
 Reserve for warranties............     3,968,006               ---          526,171             ---        3,441,835
 Reserve for discontinuance
    of Broadcast Services..........       784,783               ---          259,347        (525,436)(a)          ---

                                     ------------      ------------     ------------    ------------     ------------
      Totals.......................  $  8,450,550      $  3,109,329     $  4,232,436    $   (525,436)    $  6,802,007
                                     ============      ============     ============    ============     ============


1993
 Allowance for doubtful
    accounts.......................  $  3,414,941      $  3,488,482     $  3,205,662    $        ---     $  3,697,761
 Allowance for discounts...........       316,746           437,720          754,466             ---              ---
 Allowance for note
    receivable.....................     5,140,000               ---              ---      (5,140,000)(a)          ---

                                     ------------      ------------     ------------    ------------     ------------
                                        8,871,687         3,926,202        3,960,128      (5,140,000)       3,697,761
                                     ------------      ------------     ------------    ------------     ------------

 Reserve for warranties............     4,345,163               ---          544,248         167,091        3,968,006
 Reserve for disposition of
    certain operations.............     1,730,948          (921,782)         809,166             ---              ---
 Reserve for discontinuance
    of Broadcast Services..........     1,166,999               ---          382,216             ---          784,783

                                     ------------      ------------     ------------    ------------     ------------
      Totals.......................  $ 16,114,797      $  3,004,420     $  5,695,758    $ (4,972,909)    $  8,450,550
                                     ============      ============     ============    ============     ============

 (a)  Amount transferred to other liabilities and deferred credits.


                                               Media General, Inc., and Subsidiaries
                              Schedule II - Valuation and Qualifying Accounts and Reserves - Continued
                           Fiscal Years Ended December 25, 1994, December 26, 1993, and December 27, 1992

                                                        Additions
                                                       (reductions)
                                      Balance at         charged                                           Balance
                                      beginning       (credited) to     Deductions-                         at end
                                      of period        expense-net          net          Transfers        of period

                                     ------------      ------------     ------------    ------------     ------------

1992
 Allowance for doubtful
    accounts.......................  $  3,418,838      $  5,377,424     $  5,381,321    $        ---     $  3,414,941
 Allowance for discounts...........       760,127         3,433,754        3,877,135             ---          316,746
 Allowance for note
    receivable.....................     5,140,000               ---              ---             ---        5,140,000

                                     ------------      ------------     ------------    ------------     ------------
                                        9,318,965         8,811,178        9,258,456             ---        8,871,687
                                     ------------      ------------     ------------    ------------     ------------

 Reserve for warranties............     2,362,029         2,691,247          708,113             ---        4,345,163
 Reserve for disposition of
    certain operations.............     2,155,564           (99,497)         325,119             ---        1,730,948
 Reserve for discontinuance
    of Broadcast Services..........     8,714,081        (5,457,039)       3,471,345       1,381,302        1,166,999
                                     ------------      ------------     ------------    ------------     ------------
      Totals.......................  $ 22,550,639      $  5,945,889     $ 13,763,033    $  1,381,302     $ 16,114,797
                                     ============      ============     ============    ============     ============

Index to Exhibits

Exhibit
Number                                  Description

   2.1 Letter Agreement dated March 16, 1994, by and among Media General, Inc., Affiliated Newspapers Investment Company, and Garden State Newspapers, Inc., incorporated by reference to Exhibit 2 of Form 10-K for the fiscal year ended December 26, 1993.

   2.2 Amendment dated May 3, 1994, to Letter Agreement dated March 16, 1994, by and among Media General, Inc., Affiliated Newspapers Investment Company, and Garden State Newspapers, Inc., incorporated by reference to Exhibit 2 of Form 10-Q for the period ending March 27, 1994.

   2.3 Second Amended and Restated Stock and Warrant Purchase and Shareholders' Agreement dated May 20, 1994, by and among Media General, Inc., Affiliated Newspapers Investments, Inc., and Denver Newspapers, Inc., incorporated by reference to Exhibit 2 of Form 8-K dated September 28, 1994.

   3(i) The Amended and Restated Articles of Incorporation of Media General, Inc., incorporated by reference to Exhibit 3.1 of Form 10-K for the fiscal year ended December 31, 1989.

   3(ii) Bylaws of Media General, Inc., amended as of May 31, 1993, incorporated by reference to Exhibit 3(ii) of Form 10-K for the fiscal year ended December 26, 1993.

  10.1   The 1976 Non-Qualified Stock Option Plan, incorporated by reference to
         Exhibit 1.2 to Registration Statement 2-56905.

  10.2 Amendment to the 1976 Non-Qualified Stock Option Plan adopted July 29, 1983, incorporated by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended December 31, 1983.

  10.3 Amendment to the 1976 Non-Qualified Stock Option Plan adopted June 19, 1992, incorporated by reference to Exhibit 10.10 of Form 10-K for the fiscal year ended December 27, 1992.

  10.4 Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 2.2 of Registration Statement 2-56905.

  10.5 Amendment to the 1976 Non-Qualified Stock Option Plan, dated December 9, 1978, incorporated by reference to Exhibit 1 to Post-Effective Amendment No. 3 of Registration Statement 2-56905.

  10.6 Additional Form of Option to be granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 2 to Post-Effective Amendment No. 3 Registration Statement 2-56905.

  10.7 Addendum dated January 1984, to Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit
         10.13 of Form  10-K for the fiscal year ended December 31, 1983.

  10.8 Addendum dated June 19, 1992, to Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit
         10.15 of Form 10-K for the fiscal year ended December 27, 1992.

  10.9 The 1987 Non-Qualified Stock Option Plan adopted May 15, 1987, and as amended on August 21, 1987, incorporated by reference to Exhibit 10.14 of Form 10-K for the fiscal year ended December 31, 1987.

  10.10 The Media General, Inc., Restricted Stock Plan adopted May 17, 1991, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 1991.

  10.11 Amendment to the 1987 Non-Qualified Stock Option Plan, adopted May 17, 1991, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 1991.

  10.12 Amendment to the 1987 Non-Qualified Stock Option Plan adopted June 19, 1992, incorporated by reference to Exhibit 10.19 of Form 10-K for the fiscal year ended December 27, 1992.

  10.13 Addendum dated June 19, 1992, to Form of Option granted under the 1987 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit
         10.20 of Form 10-K for the fiscal year ended December 27, 1992.

  10.14 Media General, Inc., Executive Death Benefit Plan effective January 1, 1991, incorporated by reference to Exhibit 10.17 of Form 10-K for the fiscal year ended December 29, 1991.

  10.15 Amendment to the Media General, Inc., Executive Death Benefit Plan dated July 24, 1991, incorporated by reference to Exhibit 10.18 of Form 10-K for the fiscal year ended December 29, 1991.

  10.16 1984 Outside Directors Retirement Agreement, incorporated by reference to Exhibit 10.16 of Form 10-K for the fiscal year ended December 31, 1984.

  10.17 Employment Agreement between Media General, Inc., and D. Tennant Bryan, dated January 1, 1973, incorporated by reference to Exhibit 10.9 of Form 8 dated August 3, 1981.

  10.18 Amendment dated September 24, 1981, to Employment Agreement between Media General, Inc., and D. Tennant Bryan dated January 1, 1973, incorporated by reference to Exhibit 10 of Form 10-Q for the quarter ended September 30, 1981.

  10.19 Shareholders Agreement, dated May 28, 1987, between Mary Tennant Bryan, Florence Bryan Wisner, J. Stewart Bryan III, and D. Tennant Bryan and
         J. Stewart Bryan III as Trustees under D. Tennant Bryan Media Trust, and Media General, Inc., incorporated by reference to Exhibit 10.50 of Form 10-K for the fiscal year ended December 31, 1987.

  10.20 Amended and Restated Redemption Agreement between Media General, Inc., and D. Tennant Bryan, dated April 7, 1994, incorporated by reference to
         Exhibit 10.21 of Form 10-Q for the period ending March 27, 1994.

  10.21 Employment Contract between Media General, Inc., and Alan S. Donnahoe, dated January 1, 1977, incorporated by reference to Exhibit 10.15 of Form 8 dated August 3, 1981.

  10.22 Amendment, dated March 22, 1979, to Employment Contract between Media General, Inc., and Alan S. Donnahoe, dated January 1, 1977, incorporated by reference to Exhibit 10.16 of Form 8 dated August 3, 1981.

  10.23 Amendment, dated January 1, 1982, to Employment Contract between Media General, Inc., and Alan S. Donnahoe, dated January 1, 1977, incorporated by reference to Exhibit 10.23 of Form 10-K for the fiscal year ended December 31, 1981.

  10.24 Amendment, dated December 1, 1984, to Employment Contract between Media General, Inc., and Alan S. Donnahoe, dated January 1, 1977, incorporated by reference to Exhibit 10.22 of Form 10-K for the fiscal year ended December 31, 1984.

  10.25 Amendment, dated December 1, 1989, to Employment Contract between Media General, Inc., and Alan S. Donnahoe, dated January 1, 1977, incorporated by reference to Exhibit 10.25 of Form 10-K for the fiscal year ended December 31, 1989.

  10.26 Consulting Agreement between Media General, Inc., and James S. Evans, dated January 1, 1992, incorporated by reference to Exhibit 10.29 of Form 10-K for the fiscal year ended December 29, 1991.

  10.27 Media General, Inc., Supplemental Thrift Plan, amended and restated as of November 17, 1994.

  10.28 Media General, Inc., Executive Supplemental Retirement Plan, amended and restated as of November 17, 1994.

  10.29 Deferred Income Plan for Selected Key Executives of Media General, Inc., and form of Deferred Compensation Agreement thereunder dated as of December 1, 1984, incorporated by reference to Exhibit 10.29 of Form 10-K for the fiscal year ended December 31, 1989.

  10.30 Amended and Restated Deferred Compensation Agreement between Media General, Inc., and James S. Evans, incorporated by reference to Exhibit
         10.30 of Form 10-K for the fiscal year ended December 31, 1989.

  10.31 Media General, Inc., Management Performance Award Program, adopted November 16, 1990, and effective January 1, 1991, incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended December 29, 1991.

  10.32 Media General, Inc., Deferred Compensation Plan, amended and restated as of November 17, 1994.

  10.33 Media General, Inc., ERISA Excess Benefits Plan, amended and restated as of November 17, 1994.

  10.34 Amended and Restated Partnership Agreement, dated November 1, 1987, by and among Virginia Paper Manufacturing Corp., KR Newsprint Company, Inc., and CEI Newsprint, Inc., incorporated by reference to Exhibit
         10.31 of Form 10-K for the fiscal year ended December 31, 1987.

  10.35 Amended and Restated License Agreement, dated November 1, 1987, by and among Media General, Inc., Garden State Paper Company, Inc., and Southeast Paper Manufacturing Co., incorporated by reference to Exhibit
         10.32 of Form 10-K for the fiscal year ended December 31, 1987.

  10.36 Amended and Restated Umbrella Agreement, dated November 1, 1987, by and among Media General, Inc., Knight-Ridder, Inc., and Cox Enterprises, Inc., incorporated by reference to Exhibit 10.34 of Form 10-K for the fiscal year ended December 31, 1987.

  10.37 Amended Newsprint Purchase Contract, dated November 1, 1987, by and among Southeast Paper Manufacturing Co., Media General, Inc., Knight-Ridder, Inc., and Cox Enterprises, Inc., incorporated by reference to
         Exhibit 10.35 of Form 10-K for the fiscal year ended December 31, 1987.

  10.38 Television affiliation agreement, dated February 10, 1995, between WFLA-TV and the NBC Television Network.

  10.39 Amendments, dated May 17, 1993, to television affiliations agreement, between WFLA-TV and National Broadcasting Company, Inc., dated March 22, 1989, incorporated by reference to Exhibit 10.47 of Form 10-K for the fiscal year ended December 26, 1993.

  10.40 Franchise Agreements, dated September 30, 1982, between Media General, Inc., Media General Cable of Fairfax County, Inc., and Fairfax County, Virginia, as amended January 30, 1984, incorporated by reference to
         Exhibit 10.32 of Form 10-K for the fiscal year ended December 31, 1983.

  10.41 Agreement dated March 14, 1988, between Media General Cable of Fairfax County, Inc., and Warner Cable Communications of Reston, Inc., partially assigning Franchise Agreements dated September 30, 1982, incorporated by reference to Exhibit 10.34 of Form 10-K for the fiscal year ended December 31, 1988.

  10.42 Cable Television Franchise Ordinance of the Town of Herndon, Virginia, accepted January 24, 1984, by Media General, Inc., and Media General Cable of Fairfax County, Inc., incorporated by reference to Exhibit
         10.33 of Form 10-K for the fiscal year ended December 31, 1983.

  10.43 Franchise Agreement, dated June 14, 1983, between Media General, Inc., Media General Cable of Fairfax County, Inc., and the City of Fairfax, Virginia, incorporated by reference to Exhibit 10.34 of Form 10-K for the fiscal year ended December 31, 1983.

  10.44 Franchise Agreement, dated April 9, 1983, between Media General Cable of Fairfax County, Inc., and the Town of Vienna, Virginia, incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended December 31, 1983.

  10.45 Franchise Agreement, dated July 12, 1983, between Media General Cable of Fairfax County, Inc., Media General, Inc., and the City of Falls Church, Virginia, incorporated by reference to Exhibit 10.36 of Form 10-K for the fiscal year ended December 31, 1983.

  13 Media General, Inc., Annual Report to Stockholders for the fiscal year ended December 25, 1994.

  21     List of subsidiaries of the registrant.

  23     Consent of Ernst & Young LLP, independent auditors.

  27     Financial Data Schedule



         Note: Exhibits 10.1-10.33 are management contracts or compensatory plans, contracts or arrangements.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MEDIA GENERAL, INC.


Date:  March 16, 1995             By /s/ J. Stewart Bryan III

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

     Signature                            Title                      Date

                                    Chairman of the Executive     March 16, 1995
/s/ D. Tennant Bryan
-----------------------------
 D. Tennant Bryan                   Committee and Director

                                    Vice Chairman and Director    March 16, 1995
/s/ James S. Evans
-----------------------------
 James S. Evans

                                    Senior Vice President and     March 16, 1995
/s/ Marshall N. Morton
-----------------------------
 Marshall N. Morton                 Chief Financial Officer

                                    Controller                    March 16, 1995
/s/ Stephen Y. Dickinson
-----------------------------
 Stephen Y. Dickinson

                                    Director                      March 16, 1995
/s/ Robert P. Black
-----------------------------
 Robert P. Black

                                    Director                      March 16, 1995
/s/ Charles A. Davis
-----------------------------
 Charles A. Davis

                                    Director                      March 16, 1995
/s/ A. S. Donnahoe
-----------------------------
 A. S. Donnahoe

                                    Director                      March 16, 1995
/s/ Robert V. Hatcher, Jr.
-----------------------------
 Robert V. Hatcher, Jr.

                                    Director                      March 16, 1995
/s/ John G. Medlin, Jr.
-----------------------------
 John G. Medlin, Jr.

                                    Director                      March 16, 1995
/s/ Henry L. Valentine, II
-----------------------------
 Henry L. Valentine, II

                      (THIS PAGE INTENTIONALLY LEFT BLANK)