Form 10-Q
period 1995-03-26
MEDIA GENERAL INC
filed 1995-05-10
CIK 216539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 1995

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 1-6383

                              MEDIA GENERAL, INC.
             (Exact name of registrant as specified in its charter)

                Virginia                            54-0850433
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)

     333 E. Grace St., Richmond, VA                    23219
(Address of principal executive offices)            (Zip Code)

                                 (804) 649-6000
              (Registrant's telephone number, including area code)

                                      N/A
                                      ---
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes       X        No
                            -----------       -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 28, 1995.

                       Class A Common shares:  25,883,835
                       Class B Common shares:     556,574

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              MEDIA GENERAL, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (000's except shares)

                                                       March 26,    December 25,
                                                         1995           1994
                                                     -----------    ------------
ASSETS

Current assets:
 Cash and cash equivalents                           $   30,673     $   11,663
 Accounts receivable - net                               65,770         68,901
 Inventories                                             13,309         11,360
 Other                                                   21,153         22,738
                                                     -----------    -----------
    Total current assets                                130,905        114,662
                                                     -----------    -----------
Investments in unconsolidated affiliates                 86,073         83,249

Other assets                                             28,297         28,105

Property, plant and equipment - net                     508,649        517,044

Excess of cost of businesses acquired over
 equity in net assets - net                              43,683         44,105
                                                     -----------    -----------
                                                     $  797,607     $  787,165
                                                     ===========    ===========




















                                    See accompanying notes.

                              MEDIA GENERAL, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (000's except shares)

                                                       March 26,    December 25,
                                                         1995           1994
                                                     -----------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                    $   25,166     $   26,981
 Accrued expenses and other liabilities                  60,719         61,973
 Income taxes payable                                     5,606          1,875
 Current portion of long-term debt                       28,000          9,000

                                                     -----------    -----------
     Total current liabilities                          119,491         99,829
                                                     -----------    -----------
Long-term debt                                          144,500        163,500

Deferred income taxes                                    97,534         97,012

Other liabilities and deferred credits                   94,997         93,461

Stockholders' equity:
 Preferred stock ($5 cumulative convertible),
  par value $5 per share:
   Authorized 5,000,000 shares; none outstanding
 Common stock, par value $5 per share:
  Class A, authorized 75,000,000 shares; issued
   25,883,409 and 25,739,732 shares                     129,417        128,699
  Class B, authorized 600,000 shares; issued
   556,574 shares                                         2,783          2,783
 Additional paid-in capital                               9,532          6,787
 Unearned compensation                                   (3,748)        (1,676)
 Retained earnings                                      203,101        196,770
                                                     -----------    -----------
     Total stockholders' equity                         341,085        333,363
                                                     -----------    -----------

                                                     $  797,607     $  787,165
                                                     ===========    ===========








                                    See accompanying notes.

                                      MEDIA GENERAL, INC.
                        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                          (Unaudited)
                               (000's except for per share data)

                                                          Three Months Ended
                                                       March 26,      March 27,
                                                         1995           1994
                                                     -----------    -----------
Revenues                                             $  165,154     $  149,390

Operating costs:
 Production costs                                        91,215         81,743
 Selling, distribution and administrative                42,959         41,196
 Depreciation and amortization                           15,078         14,012
                                                     -----------    -----------
  Total operating costs                                 149,252        136,951
                                                     -----------    -----------
Operating income                                         15,902         12,439
                                                     -----------    -----------
Other income (expense):
 Interest expense                                        (3,585)        (4,882)
 Investment income (loss) --
  unconsolidated affiliates:
   Southeast Paper Manufacturing Co.                      1,115         (1,524)
   Denver Newspapers, Inc.:
    Equity in net income                                    621            ---
    Preferred stock income                                1,088            ---
 Other, net (note 4)                                      3,985            (50)
                                                     -----------    -----------
  Total other income (expense)                            3,224         (6,456)
                                                     -----------    -----------
Income before income taxes                               19,126          5,983
                                                     -----------    -----------
Income taxes                                              6,451          2,034
                                                     -----------    -----------

Net income                                           $   12,675     $    3,949
                                                     ===========    ===========
Earnings per common share and equivalent             $     0.48     $     0.15
                                                     ===========    ===========
Dividends paid per common share                      $     0.12     $     0.11
                                                     ===========    ===========
Weighted average common shares
 and equivalents                                         26,424         26,258



                                    See accompanying notes.

                              MEDIA GENERAL, INC.
                       CONSOLIDATED CONDENSED STATEMENTS
                                 OF CASH FLOWS
                                  (Unaudited)
                                    (000's)

                                                         Three Months Ended
                                                       March 26,      March 27,
                                                         1995           1994
                                                     -----------    -----------
Cash flows from operating activities:

 Net income                                          $   12,675     $    3,949

 Adjustments to reconcile net income:
  Depreciation and amortization                          15,078         14,012
  Deferred income taxes                                     582             (6)
  Investment (income) loss --
   unconsolidated affiliates                             (2,824)         1,524
  Change in assets and liabilities                       (1,879)         9,524
                                                     -----------    -----------
Net cash provided by operating activities                23,632         29,003
                                                     -----------    -----------
Cash flows from investing activities:
 Capital expenditures                                    (7,054)       (15,447)
 Other, net                                               4,956           (139)
                                                     -----------    -----------
Net cash used by investing activities                    (2,098)       (15,586)
                                                     -----------    -----------
Cash flows from financing activities:
 Net decrease in long-term debt                             ---        (11,000)
 Dividends paid                                          (3,172)        (2,886)
 Other, net                                                 648             78
                                                     -----------    -----------
Net cash used by financing activities                    (2,524)       (13,808)
                                                     -----------    -----------
Net increase (decrease) in cash and
 cash equivalents                                        19,010           (391)
Cash and cash equivalents at beginning of year           11,663          2,942
                                                     -----------    -----------
Cash and cash equivalents at end of period           $   30,673     $    2,551
                                                     ===========    ===========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
 Interest (net of amount capitalized)                $    3,468     $    5,020
 Income taxes (net of refunds)                            1,743            830







                                    See accompanying notes.

                              MEDIA GENERAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

     1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 25, 1994.

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

     2.   Inventories are principally raw materials.

     3. At March 26, 1995, 1,082,665 shares of Class A common stock were reserved for issuance upon exercise of unqualified stock options granted.

     4. First quarter 1995 results include a $3.6 million gain ($2.5 million after-tax; $0.09 per share) from the sale of the Company's interest in a Mexican newsprint operation.

     5. Pursuant to the provisions of the Cable Television Consumer and Competition Act of 1992 (the "1992 Cable Act"), the rates charged to subscribers by the Company's Fairfax Cable subsidiary are subject to regulation and review by local franchising authorities and the Federal Communications Commission
(FCC). The FCC is currently reviewing certain of the rates charged to subscribers. The Company believes that it has complied with all provisions of the 1992 Cable Act, including its rate setting provisions. However, since the Company's rates for regulated services are subject to review, the Company may be subject to a refund liability if its rates are successfully challenged.

     6. As more fully described in note 3 to the Company's 1994 Annual Report to Stockholders, on May 20, 1994, the Company acquired 1,200 shares of $25,000 par, 9% cumulative preferred stock of Denver Newspapers, Inc. (DNI), the parent company of The Denver Post. On September 28, 1994, the Company exercised an option, for $40,000, to purchase 40% of the common stock of DNI. Effective with the fourth quarter of 1994, Media General began recognizing in its earnings 40% of DNI's net income applicable to common stockholders under the equity method of accounting.

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

INCREASE (DECREASE) IN OPERATING COMPONENTS

                                                     Three Months Ended
                                                       March 26, 1995
                                                   Compared To Equivalent
                                                      Period Last Year

                                                    Increase (Decrease)
                                                    Amount       Percent
                                                   ----------------------
(000's)

Revenues                                           $15,764        10.6 %

Production costs                                     9,472        11.6

Selling, distribution and administrative             1,763         4.3

Depreciation and amortization                        1,066         7.6

Operating income                                     3,463        27.8

Other income (expense)                               9,680         ---

Income before income taxes                          13,143       219.7

Income taxes                                         4,417       217.2

Net income                                           8,726       221.0

REVENUES

Consolidated revenues increased $15.8 million (10.6%) in the first quarter of 1995 compared to the equivalent quarter of 1994.

Newspaper segment revenues for the first quarter were $83.5 million, up 7.2% from the comparable 1994 quarter. Within the three daily newspapers which comprise the Company's metropolitan newspaper group, advertising revenues increased 7.7%, reflecting a 10.2% average rate increase which more than offset a 2.3% decline in advertising inches. Classified advertising revenues, particularly automotive and employment, and retail advertising revenues, led by the furniture and appliance categories, improved meaningfully from the year-ago period. Circulation revenues rose 3.5% from the first quarter of 1994, the result of average circulation rate increases of 3.1% and a .4% increase in combined circulation volume.

Television segment revenues increased $3.7 million (8.3%) from the comparable quarter of 1994. The increase was primarily attributable to the Company's broadcast TV stations, where combined revenues rose $2.2 million (16.5%) in the current quarter from the year-ago period. Local and national advertising revenues increased 11% and 21%, respectively, in the quarter, led by strong growth in the automotive, food products and furniture categories. Strong revenue growth at the Company's Tampa and Jacksonville, Florida, TV stations more than offset a small decline in revenues at the Company's Charleston, S.C., station, the result of a soft local economy which was magnified by uncertainties surrounding the pending navy base and shipyard closings. Revenues of the Company's Fairfax County, Virginia, cable system (Fairfax Cable) increased $1.1 million (3.7%) from the year-ago quarter. The revenue growth was primarily attributable to a January 1, 1995, subscriber rate increase (of 2.1% on basic cable service and 4.5% on expanded cable service), the first cable rate increase implemented in 23 months due primarily to the restrictive rate regulation provisions of the Cable Act, and to an increase in the number of Fairfax Cable subscribers from the year-ago period (to 215,800 at March 26, 1995).

Newsprint segment revenues rose $6.8 million (29.1%) in the first quarter of 1995 from the comparable period of 1994. The increase was attributable to the Company's Garden State Paper newsprint mill where average realized newsprint prices increased to $476 per ton in the current quarter from $387 per ton in the first quarter of 1994. The rise in the average realized selling price from the year-ago quarter was attributable to the cumulative effects of three selling price discount reductions implemented since June 1994, the most recent being a 7 percentage point discount reduction which became effective in March 1995. While approximately 75% of the first quarter revenue increase was attributable to the rise in average realized selling price, the balance of the increase was attributable to a 6.1% rise, from the first quarter of 1994, in newsprint tonnage sold. The effect of newsprint price and sales volume improvements during the current quarter more than offset the absence, in the first three months of 1995, of $.9 million of option fees earned in the first quarter of 1994 from the Company's Mexican newsprint affiliate. Those option fees were discontinued, as planned, in October 1994, and the Company sold its minority interest in that affiliate in early 1995 (see Note 4 to the accompanying consolidated condensed financial statements for further information regarding the sale). The rise in newsprint selling prices in recent months should be put in historical perspective. In March 1995, Garden State's average realized newsprint selling price rose to $503 per ton, just topping the $500 per ton mark (not adjusted for inflation) last achieved in July 1989, but still more than $30 per ton below the all-time peak of $536 per ton achieved in May 1988.

OPERATING COSTS

Production costs increased $9.5 million (11.6%) in the first quarter of 1995 from the comparable 1994 period. The increase includes the effects of: a $3.2 million (26.6%) rise in the cost of newsprint consumed by the Company's newspapers, the result of a $102 per ton (27.4%) average increase in the cost of newsprint consumed which more than offset a 1.6% decline in tons consumed (a decline due, in-part, to newsprint conservation measures implemented to counter the impact of sharp newsprint price increases); a $2.7 million (80.3%) increase in the cost of recovered newspapers (ONP) consumed in the manufacture of recycled newsprint by Garden State Paper's Garfield, N.J., newsprint mill, the result of rising ONP market prices which elevated the average cost per ton of ONP consumed to $72 in the current quarter from $37 in the comparable year-ago period; and a $1.2 million (3.9%) increase in compensation and employee benefit costs. Together, these and other production cost increases more than offset declines of $.6 million (each) in insurance expense and waste treatment costs at the Company's newsprint manufacturing operations, the result of increased fiber fuel burning efficiencies and lower disposal rates.

Selling, distribution and administrative costs increased $1.8 million (4.3%) from the year-ago quarter. The majority of the increase was attributable to rises in compensation and employee benefit costs of $1.1 million (up 4.5%) and in advertising and promotion, up $.6 million principally on expanded newspaper circulation incentives.

Depreciation and amortization expense increased $1.1 million (7.6%) in the first quarter of 1995 from the comparable period of 1994. The rise was principally the result of increased depreciation expense at the Company's cable operations and newspapers (the latter, principally the result of higher depreciation expense on the new Winston-Salem Journal production facility that was placed in service in the third quarter of 1994), which more than offset depreciation declines at the Company's broadcast TV and newsprint operations, the result of comparative reductions in assets placed in service and certain equipment becoming fully depreciated.


OTHER INCOME (EXPENSE)

Interest expense declined $1.3 million (26.6%) in the first quarter of 1995 from the comparable quarter of 1994. The decrease was principally the result of the significant ($72.5 million) decline in average debt outstanding from the year-ago period, which more than offset the effect of a 115 basis point rise (to approximately 8.9%) in the Company's average borrowing rate from the prior comparable quarter.

The Company's share of the operating results of its unconsolidated affiliate, Southeast Paper Manufacturing Company (SEPCO), increased to a profit of $1.1 million in the current quarter from a $1.5 million loss in the first quarter of 1994. The increase was directly attributable to improved newsprint selling prices, which rose to an average of $493 per ton in the first quarter of 1995 from an average of $374 per ton in the comparable year-ago quarter. The increase in SEPCO's realized selling price more than offset the effects of a small decline (.5%) in tons sold and a significant increase in the cost of its principal raw material, recovered newspapers (ONP), which rose 57% from the first quarter of 1994. Income earned from the Company's Denver Newspapers, Inc.(DNI), affiliate totaled $1.7 million in the first quarter of 1995; $1.1 million from the Company's DNI preferred stock investment and the balance from the Company's share of DNI's net income applicable to common stockholders. The

Company held no ownership position in DNI during the first quarter of 1994. DNI's revenues for the quarter ended March 31, 1995, rose $3.5 million (10.3%) from the year-ago quarter aided by strong classified and retail advertising gains which more than offset a decline in circulation revenues, the result of selective, competitive circulation rate reductions. Net income declined $1.3 million from the prior comparable quarter, however, as the revenue gain was more than offset by increased operating expenses (primarily the result of a 34.3% rise in the cost of newsprint which resulted from an 18.6% increase in the average cost per ton and a 13.2% rise in tons consumed) and income taxes.

Other income (expense), net, rose to $4 million of income in the first quarter of 1995 from an expense of $50 thousand in the year-ago quarter. The increase in 1995 was primarily attributable to the $3.6 million pretax gain on the sale of the Company's interest in a Mexican newsprint affiliate (see Note 4) and to interest income earned on short-term cash equivalent securities.


NET INCOME

Net income for the first quarter of 1995 was $12.7 million compared to $3.9 million in the year-ago period. Excluding the $2.5 million after-tax gain ($.09 per share) from the previously mentioned sale of the Company's interest in a Mexican newsprint affiliate, first quarter 1995 net income rose by 162% to $10.2 million.

The following discussion focuses on the pretax operating income of each of the Company's principal business segments, and on income taxes.

Newspaper segment operating income rose to $6 million in the first quarter of 1995 from $5.5 million in the same period of 1994. The rise was produced by the Company's Richmond and Tampa metropolitan newspapers, where the effects of a strong increase in classified and to a lesser degree in retail advertising revenues more than offset a significant increase in newsprint costs. Television segment operating income increased $.2 million (2.4%) from the year-ago period, primarily the result of strong revenue gains at the Company's Tampa and Jacksonville, Florida, broadcast TV stations, which more than countered a profit decline at the Company's cable TV operations, primarily a consequence of higher depreciation and other operating expenses which could not be fully recouped through allowable rate increases. Newsprint segment operating income increased to a profit of $2.4 million in the first quarter of 1995 from an operating loss of $.3 million in the year-ago quarter. The increase was chiefly the result of a 23% rise in the average realized newsprint selling price and a 6.1% increase in tonnage sold, which more than offset the effect of increased ONP prices and the absence, in the current quarter, of the previously mentioned option fees.

Income taxes increased $4.4 million (217%) in the first quarter of 1995 from the prior comparable period on a $13.1 million rise in income before income taxes. The Company's effective tax rate approximated 34% in both the current and year-ago quarters.

LIQUIDITY AND CAPITAL RESOURCES

Funds generated by operating activities during the first three months of 1995 totaled $23.6 million, down $5.4 million from the comparable period of 1994.
The reduction was due principally to an increase in inventory levels (primarily newsprint at the Company's newspapers), to a lesser decrease in accounts receivable, and to an increase in funds applied to reduce current liabilities. Together, these more than offset increased funds generated by improved profitability. Funds generated by investing activities during the first quarter include $3.6 million from the sale of the Company's interest in a Mexican newsprint affiliate.

The primary use of cash in the first quarter of 1995 was $7.1 million for capital expenditures and $3.2 million for the payment of dividends to stockholders. First quarter 1995 funds generated in excess of current needs ($19 million) were invested in short-term cash equivalent securities, which totaled $28 million at March 26, 1995.

At March 26, 1995, total debt was $172.5 million, unchanged from December 25, 1994, but down $78.3 million from the year-ago level of $250.8 million. Barring unexpected funds requirements, the Company anticipates that internally generated funds provided by operations during 1995 will be more than adequate to finance projected capital expenditures, dividends to shareholders, and working capital needs. Excess funds generated during the second quarter of 1995, together with existing short-term cash equivalents and, to the extent necessary, long-term borrowings under an existing credit facility, will be used to curtail $43.8 million of 9.27% notes due in July 1995. At March 26, 1995, the Company had available unused credit lines of $180 million under a five-year revolving credit facility with six banks. Additionally, to ensure continued flexibility should unexpected needs arise, including growth opportunities through internal expansion or by acquisition, in the first quarter of 1995 the Company entered into a three-year agreement with an insurance company which makes available to the Company, on an uncommitted basis, the opportunity to borrow up to $150 million under senior notes at prevailing interest rates.


OUTLOOK

Prospects for the remainder of 1995 remain positive for the Company's newspaper and broadcast TV operations, although the rising cost of newsprint is expected to have an unfavorable impact on newspaper profit margins. Improved profitability at the Company's newsprint operations should continue as a result of increased newsprint selling prices, the effects of which should more than offset the impact of increased newsprint costs on the Company's newspaper operations. Cable TV profitability will, in all likelihood, remain under pressure as a result of restrictive reregulation provisions. Overall, however, all indications are that 1995 should be another very good year for Media General.

                         PART II.    OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.  Financial Data Schedule

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended March 26, 1995.









                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       MEDIA GENERAL, INC.



DATE:  May 9, 1995                 /s/ J. Stewart Bryan, III
                                   ---------------------------------
                                   J. Stewart Bryan III, Chairman,
                                   President and Chief Executive Officer



DATE:  May 9, 1995                 /s/ Marshall N. Morton
                                   ---------------------------------
                                   Marshall N. Morton,
                                   Senior Vice-President and Chief
                                   Financial Officer