Form 10-Q
period 1995-06-25
MEDIA GENERAL INC
filed 1995-08-09
CIK 216539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 1995

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

                       Yes       X        No
                            -----------       -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1995.

                      Class A Common shares:   25,892,332
                      Class B Common shares:      556,574

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 MEDIA GENERAL, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (Unaudited)
                                (000's except shares)

                                                       June 25,     December 25,
                                                         1995           1994
                                                     -----------    ------------
ASSETS

Current assets:
 Cash and cash equivalents                           $   39,267     $   11,663
 Accounts receivable - net                               69,582         68,901
 Inventories                                             16,361         11,360
 Other                                                   19,613         22,738
                                                     -----------    -----------
     Total current assets                               144,823        114,662
                                                     -----------    -----------
Investments in unconsolidated affiliates                 88,804         83,249

Other assets                                             26,211         28,105

Property, plant and equipment - net                     501,563        517,044

Excess of cost of businesses acquired over
 equity in net assets - net                              43,586         44,105
                                                     -----------    -----------
                                                     $  804,987     $  787,165
                                                     ===========    ===========




















                               See accompanying notes.

                                 MEDIA GENERAL, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (Unaudited)
                                (000's except shares)

                                                       June 25,     December 25,
                                                         1995           1994
                                                     -----------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                    $   25,290     $   26,981
 Accrued expenses and other liabilities                  58,273         61,973
 Income taxes payable                                       286          1,875
 Current portion of long-term debt                       36,500          9,000

                                                     -----------    -----------
     Total current liabilities                          120,349         99,829
                                                     -----------    -----------
Long-term debt                                          136,000        163,500

Deferred income taxes                                    98,420         97,012

Other liabilities and deferred credits                   95,361         93,461

Stockholders' equity:
 Preferred stock ($5 cumulative convertible),
  par value $5 per share:
   Authorized 5,000,000 shares; none outstanding
 Common stock, par value $5 per share:
  Class A, authorized 75,000,000 shares; issued
   25,887,832 and 25,739,732 shares                     129,439        128,699
  Class B, authorized 600,000 shares;
   issued 556,574 shares                                  2,783          2,783
 Additional paid-in capital                               9,634          6,787
 Unearned compensation                                   (3,287)        (1,676)
 Retained earnings                                      216,288        196,770
                                                     -----------    -----------
     Total stockholders' equity                         354,857        333,363
                                                     -----------    -----------

                                                     $  804,987     $  787,165
                                                     ===========    ===========






                               See accompanying notes.

                                      MEDIA GENERAL, INC.
                        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                          (Unaudited)
                               (000's except for per share data)

                                               Second Quarter Ended         Six Months Ended
                                               June 25,     June 26,     June 25,     June 26,
                                                 1995         1994         1995         1994
                                             -----------  -----------  -----------  -----------
Revenues                                     $  173,479   $  154,608   $  338,633   $  303,998
                                             -----------  -----------  -----------  -----------
Operating costs:
 Production costs                                94,449       80,095      185,664      161,838
 Selling, distribution and administrative        44,006       42,120       86,965       83,316
 Depreciation and amortization                   14,714       13,941       29,792       27,953
                                             -----------  -----------  -----------  -----------
  Total operating costs                         153,169      136,156      302,421      273,107
                                             -----------  -----------  -----------  -----------
Operating income                                 20,310       18,452       36,212       30,891
                                             -----------  -----------  -----------  -----------
Other income (expense):
 Interest expense                                (3,598)      (4,319)      (7,183)      (9,201)
 Investment income (loss) --
  unconsolidated affiliates:
   Southeast Paper Manufacturing Co.              1,180         (117)       2,295       (1,641)
   Denver Newspapers, Inc.:
    Equity in net income                            462          ---        1,083          ---
    Preferred stock income                        1,089          339        2,177          339
 Gain on sale of Garden State Newspapers
  investment                                        ---       91,520          ---       91,520
 Other, net (note 4)                                667          185        4,652          135
                                             -----------  -----------  -----------  -----------
  Total other income (expense)                     (200)      87,608        3,024       81,152
                                             -----------  -----------  -----------  -----------
Income before income taxes                       20,110      106,060       39,236      112,043
                                             -----------  -----------  -----------  -----------
Income taxes                                      6,921       13,171       13,372       15,205
                                             -----------  -----------  -----------  -----------
Net income                                   $   13,189   $   92,889   $   25,864   $   96,838
                                             ===========  ===========  ===========  ===========

Earnings per common share and equivalent     $     0.50   $     3.54   $     0.98   $     3.69
                                             ===========  ===========  ===========  ===========
Dividends paid per common share              $     0.12   $     0.11   $     0.24   $     0.22
                                             ===========  ===========  ===========  ===========
Weighted average common shares
 and equivalents                                 26,482       26,229       26,453       26,244



                                    See accompanying notes.

                                 MEDIA GENERAL, INC.
                          CONSOLIDATED CONDENSED STATEMENTS
                                    OF CASH FLOWS
                                     (Unaudited)
                                       (000's)

                                                          Six Months Ended
                                                       June 25,       June 26,
                                                         1995           1994
                                                     -----------    -----------
Cash flows from operating activities:
 Net income                                          $   25,864     $   96,838
 Adjustments to reconcile net income:
  Depreciation and amortization                          29,792         27,953
  Deferred income taxes                                   1,547          3,324
  Investment (income) loss --
   unconsolidated affiliates                             (5,555)         1,302
  Gain on sale of Garden State Newspapers
   investment                                               ---        (91,520)
  Change in assets and liabilities                       (9,763)        17,071
                                                     -----------    -----------
Net cash provided by operating activities                41,885         54,968
                                                     -----------    -----------
Cash flows from investing activities:
 Net proceeds from sale of Garden State
  Newspapers investment                                     ---         57,520
 Capital expenditures                                   (14,063)       (30,257)
 Other, net                                               5,285          6,972
                                                     -----------    -----------
Net cash provided (used) by investing activities         (8,778)        34,235
                                                     -----------    -----------
Cash flows from financing activities:
 Net decrease in long-term debt                             ---        (70,000)
 Dividends paid                                          (6,346)        (5,773)
 Other, net                                                 843            111
                                                     -----------    -----------
Net cash used by financing activities                    (5,503)       (75,662)
                                                     -----------    -----------
Net increase in cash and cash equivalents                27,604         13,541
Cash and cash equivalents at beginning of year           11,663          2,942
                                                     -----------    -----------
Cash and cash equivalents at end of period           $   39,267     $   16,483
                                                     ===========    ===========
Supplemental disclosures of cash flow information:

Cash paid during the period for:
 Interest (net of amount capitalized)                $    7,531     $   10,220
 Income taxes (net of refunds)                           12,928          5,572

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

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included. Certain items in 1994 have been reclassified to conform with the current year's presentation. The reclassifications have no effect on net income as previously reported. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

     2.   Inventories are principally raw materials.

     3. At June 25, 1995, 1,067,498 shares of Class A common stock were reserved for issuance upon exercise of unqualified stock options granted.

     4. Other, net for the six months ended June 25, 1995, includes a $3.6 million gain ($2.5 million after-tax; $0.09 per share) from the sale of the Company's interest in a Mexican newsprint operation.

     5. Pursuant to the provisions of the Cable Television Consumer and Competition Act of 1992 (1992 Cable Act), the rates charged to subscribers by the Company's Fairfax Cable subsidiary are subject to regulation and review by local franchising authorities and the Federal Communications Commission (FCC). The FCC is currently reviewing certain of the rates charged to subscribers. The Company believes that it has complied with all provisions of the 1992 Cable Act, including its rate setting provisions. However, since the Company's rates for regulated services are subject to review, the Company may be subject to a refund liability if its rates are successfully challenged.

     6. On May 20, 1994, the Company sold its 40% common equity interest in Garden State Newspapers, Inc. (GSN), along with its GSN Series A and Series C Preferred Stock, for $63 million in cash. Additionally, the Company received 1,200 shares of $25,000 par, 9% Cumulative Preferred Stock of Denver Newspapers, Inc. (DNI), previously owned by GSN, including accumulated and unpaid dividends of approximately $17.4 million thereon. The preferred stock was valued at $34 million, net of an unamortized discount of $27.3 million based on an imputed discount rate of 12% and a redemption date of June 30, 1999. The sale resulted in a gain of $91.5 million ($83.3 million after-tax; $3.17 per share). The cash proceeds from the sale were used immediately to pay down debt ($53 million) and for investment in short-term fixed income instruments ($5 million). The balance was applied to transaction costs and utilized for other corporate purposes. On September 28, 1994, the Company exercised an option, for $40,000, to purchase 40% of the common stock of DNI. Effective with the fourth quarter of 1994, Media General began recognizing in its earnings 40% of DNI's net income applicable to common stockholders under the equity method of accounting.

As more fully explained in Note 3 to its 1994 consolidated financial statements (incorporated by reference in the Company's 1994 Annual Report on Form 10-K), the Company's investment in GSN was reduced to zero in 1991 as a result of a GSN loss in that year, and the Company had not recognized any equity in GSN's operating results since then.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW

Media General, Inc., is a diversified communications company with wholly owned subsidiaries operating within four principal business segments: newspaper publishing, broadcast television, cable television and newsprint manufacturing. Effective with this report, broadcast and cable operations are reported as separate segments to provide a clearer understanding of the importance of each to the Company's overall operations. Previously, these operations were combined into the television segment. In addition to the four principal business segments, the Company has auxiliary operations in the financial and business publishing, and commercial printing fields. The Company also has investments in newspaper publishing and newsprint manufacturing operations, the operating results of which are recognized under the equity method of accounting.

As more fully described in the "Other income (expense)" section of this Discussion and in Notes 4 and 6 to the accompanying consolidated condensed financial statements, in the first quarter of 1995 the Company sold its interest in a Mexican newsprint operation realizing a gain of $3.6 million ($2.5 million after-tax; $0.09 per share) and, in the second quarter of 1994, the Company sold its investment in Garden State Newspapers, Inc., realizing a gain of $91.5 million ($83.3 million after-tax; $3.17 per share).

The Company's businesses are somewhat seasonal; the second and fourth quarters are typically stronger than the first and third quarters.

The Company's fiscal year ends on the last Sunday in December.

INCREASE (DECREASE) IN OPERATING COMPONENTS

                                        Quarter Ended        Six Months Ended
                                        June 25, 1995,        June 25, 1995,
                                         Compared to           Compared to
                                          Equivalent            Equivalent
                                       Period Last Year      Period Last Year
                                     -------------------   --------------------
                                      Increase (Decrease)   Increase (Decrease)
(000's)                                Amount    Percent     Amount    Percent
                                     ---------  ---------  ---------  --------
Revenues                             $ 18,871       12.2%  $ 34,635       11.4%

Production costs                       14,354       17.9     23,826       14.7

Selling, distribution
  and administrative                    1,886        4.5      3,649        4.4

Depreciation and amortization             773        5.5      1,839        6.6

Operating income                        1,858       10.1      5,321       17.2

Other income (expense)                (87,808)       ---    (78,128)     (96.3)

Income before income taxes            (85,950)     (81.0)   (72,807)     (65.0)

Income taxes                           (6,250)     (47.5)    (1,833)     (12.1)

Net income                            (79,700)     (85.8)   (70,974)     (73.3)

REVENUES

Consolidated revenues increased $18.9 million (12.2%) and $34.6 million (11.4%) in the second quarter and first half of 1995, respectively, compared to the same periods of 1994.

Newspaper segment revenues for the quarter and six-month periods ended June 25, 1995, rose 4.6% and 5.9%, respectively, from the comparable 1994 periods.
Within the three daily newspapers which comprise the Company's metropolitan daily newspaper group, advertising revenues increased in both the second quarter and first half of 1995 (by 3.8% and 5.7%, respectively), reflecting average rate increases of 7.4% and 8.8% which more than offset declines of 3.4% and 2.9% in advertising inches. Increases in classified (led by employment) and retail (paced by the furniture category) more than offset declines in general advertising, down on reduced grocery and travel ad spending. Circulation revenues rose 3.4% in both the second quarter and first half of 1995 from the comparable periods of 1994, principally the result of circulation rate increases approximating 3.3%. Other revenues in the quarter and first six months ended June 25, 1995, rose 29.3% and 26.4%, principally the result of increased waste newsprint sales, up due to prices.

Broadcast television segment revenues increased $2.8 million (17.9%) and $5.1 million (17.2%) in the second quarter and first half of 1995, from the comparable periods of 1994. The increases were principally the result of local and national advertising growth, led by strong automotive ad spending, at the Company's Tampa and Jacksonville, Florida, TV stations. In December 1994, three of the Tampa market's four major broadcast TV stations changed their network affiliations. In that market, only the Company's flagship station, WFLA-TV, retained its historical television network affiliation. In part, this undisrupted network affiliation has enabled WFLA-TV to achieve a number one station ranking in that market (sign-on to sign-off), contributing to strong demand for advertising time and increased advertising rates. Revenues of the Company's Charleston, S.C., station declined slightly (1% and 1.9% in the quarter and six months), the result of a decline in national advertising revenues which more than offset a small improvement in local ad spending. The Charleston market continued to experience a soft local economy as a result of uncertainties surrounding the pending Navy Base and Shipyard closings.

Cable television segment revenues rose $1.2 million (3.8%) and $2.7 million (4.3%) in the second quarter and first six months of 1995 from the comparable 1994 periods. The increases were principally attributable to the Company's Fairfax County, Virginia, cable system (Fairfax Cable), where revenues grew nearly $1.2 million (4%) and $2.2 million (3.9%) in the quarterly and year-to-date periods ended June 25, 1995, from the prior comparable periods. The revenue growth resulted from a January 1, 1995, subscriber rate increase (2.1% on basic cable service and 4.5% on expanded cable service), and from a 4.3% increase in the number of Fairfax Cable subscribers from the year-ago period (to 217,136 at June 25, 1995). Revenues of the Company's Fredericksburg, Virginia, cable system (Fredericksburg Cable) rose 2.5% and 2.8% in the second quarter and first half of 1995 from the same periods of 1994. The increased revenues were principally the result of a 3.5% growth in subscribers since June 1994 (to 14,993 at June 25, 1995) and a 2.1% average rate increase implemented on April 1, 1995, the effects of which more than offset reduced revenues for installation and pay-per-view and leased access channel fees.

Newsprint segment revenues increased $11.5 million (50.2%) and $18.3 million (39.5%) in the second quarter and first half of 1995 from the year-ago periods. The increases were attributable to the Company's Garden State Paper newsprint mill, located in Garfield, New Jersey, where newsprint tonnage sold during the second quarter and first six months of 1995 increased 2.1% and 4.1% from the comparable year-ago periods and, more significantly, where average realized newsprint selling prices rose 39% and 30.9% above those of the comparable year-ago periods (to an average of $547 per ton in the second quarter of 1995 from an average of $393 per ton in the same period of 1994). The rise in the average realized selling price, which accounted for approximately 90% of the revenue increase in both the quarter and year-to-date periods, was attributable to the cumulative effects of three selling price discount reductions implemented since the beginning of 1995, the most recent being a 5% discount reduction combined with a 6.3% list price increase which only became effective in June 1995.

OPERATING COSTS

Production costs increased $14.4 million (17.9%) and $23.8 million (14.7%) in the second quarter and first six months of 1995 compared to the equivalent 1994 periods. The second quarter reflects a $5.2 million (163%) increase from the comparable year-ago quarter in the cost of recovered newspapers (ONP) consumed in the production of recycled newsprint by Garden State Paper's Garfield, N.J., newsprint mill, the result of significant ONP price increases since the year-ago quarter; a $3.4 million (27.9%) rise in the cost of newsprint consumed by the Company's newspaper and printing operations (the result of a 39.1% increase in price, offset somewhat by the effect of a 6.7% decrease in tons consumed, largely the result of aggressive newsprint conservation measures); a $1.4 million (4.5%) increase in employee compensation and benefit costs; and a $1.1 million (15.2%) increase in programming costs, the result of increased program rates and subscriber growth at the Company's cable TV operations. In the year to date, a $7.9 million (121%) rise in the cost of ONP consumed in newsprint production, a $6.6 million (27.3%) increase in the cost of newsprint consumed by the Company's newspaper and printing operations (a 33.1% price increase offset by a 4.1% decline in tons consumed), a $2.6 million (4.2%) increase in employee compensation and benefit expenses, and a $1.7 million (11.9%) increase in programming costs (at Cable TV), together with other production cost increases, more than offset waste treatment cost and insurance expense reductions of $1.1 million and $1 million, respectively. As a result of significant price increases during the past year, the cost of newsprint consumed by the Company's metropolitan newspapers grew to 36.4% of their combined production costs in the first half of 1995 compared to 31.7% in the comparable period of 1994.

Selling, distribution and administrative costs increased $1.9 million (4.5%) and $3.6 million (4.4%) in the second quarter and first half of 1995 from the same periods of 1994. A second quarter increase of $.9 million (3.9%) in employee compensation and benefits expense, together with increases in advertising and promotion (principally on expanded newspaper circulation incentives), bad debts expense (on increased sales volume) and other administrative expenses, more than offset declines in insurance and delivery expenses. In the year to date, employee compensation and benefit cost increases of $2 million (4.2%), combined with increases in advertising and promotion and in bad debts expense, more than offset declines in delivery expense.

Depreciation and amortization expense rose $.8 million (5.5%) and $1.8 million (6.6%) in the second quarter and first half of 1995, from the comparable year-ago periods. The rise was principally attributable to increased depreciation expense at the Company's cable operations and at its Winston-Salem newspaper, the latter resulting from the completion of its new production facility which was placed in service in the third quarter of 1994. Together, these more than offset depreciation declines at the Company's broadcast TV, newsprint and other operations, the result of certain equipment becoming fully depreciated and a reduced level of new assets placed in service.

OTHER INCOME (EXPENSE)

Interest expense declined $.7 million and $2 million in the quarter and year-to-date periods ended June 25, 1995, from the comparable prior year periods. The decreases were principally the result of the significant decline in average debt outstanding (down $64 million from the first six months of 1994) which more than offset the effect of a rise in the Company's average borrowing rate (to approximately 8.8% for the first half of 1995) from the year-ago period.

The Company's share of the operating results of its Southeast Paper (SEPCO) newsprint affiliate increased to profits of $1.2 million and $2.3 million in the second quarter and first half of 1995, from losses of $.1 million and $1.6 million in the comparable year-ago periods. The increases were directly attributable to improved newsprint selling prices, which rose to an average of $548 per ton during the second quarter of 1995 from $390 per ton in the same period of 1994, and to an average of $521 per ton in the first half of 1995 from $382 per ton in the first six months of 1994. The increase in SEPCO's realized selling price more than offset the effects of small declines in tons sold (down 2% and 1.3% in the second quarter and first half of 1995) and significant increases in the cost of its principal raw material, recovered newspapers (ONP), which rose 96% and 74% from the comparable prior periods.

Income earned from the Company's Denver Newspapers, Inc. (DNI), affiliate totaled $1.6 million and $3.3 million in the second quarter and first six months of 1995; of the foregoing, $1.1 million and $2.2 million was derived from the Company's DNI preferred stock investment; the balance came from the Company's share of DNI's net income applicable to common stockholders. The Company held no ownership position in DNI until the acquisition of DNI's preferred stock in May 1994 (see below), from which it earned $.3 million in the second quarter of 1994, and the acquisition of 40% of DNI's common stock in the fourth quarter of 1994, at which time the Company began recognizing 40% of DNI's net income applicable to common stockholders. The share of DNI's net income recognized by the Company in the second quarter and first half of 1995 reflects DNI's strong revenue growth (paced by retail and classified advertising) from the comparable year-ago periods, restrained by a decline from prior periods in DNI's operating margins, principally the result of the significant and continuing increases in the price of newsprint.

In May 1994, the Company sold its investment in Garden State Newspapers, Inc.
(GSN), for cash ($63 million) and preferred stock of Denver Newspapers, Inc. (which had a fair value at that date of $34 million). The sale resulted in a gain of $91.5 million ($83.3 million after-tax; $3.17 per share) and concluded the Company's relationship with that venture which began in 1985. (See Note 6 to the accompanying consolidated condensed financial statements for a further discussion of the GSN sale).

Other income, net, rose to $.7 million in the second quarter from $.2 million in the comparable year-ago period, principally as a result of increased interest earned on short-term cash equivalent securities. In the year to date, other income, net, rose to $4.7 million from $.1 million in the comparable period of 1994, principally the result of a $3.6 million pretax gain from the sale of the Company's interest in a Mexican newsprint affiliate (Note 4) together with increased interest income.

NET INCOME

Net income for the second quarter and first six months of 1995 was $13.2 million and $25.9 million, respectively, compared to net income of $92.9 million and $96.8 million in the comparable periods of 1994. Excluding the impact of the $0.09 per share after-tax gain from this year's first quarter sale of the previously mentioned interest in the Mexican newsprint operation and the $3.17 per share after-tax gain from the second quarter 1994 sale of the Company's investment in GSN, net income was $13.2 million and $23.4 million in the second quarter and first half of 1995, compared to $9.6 million and $13.6 million for the same periods of 1994, an increase of 37% and 72%, respectively.

The following discussion focuses on the pretax operating income of each of the Company's principal business segments, and on income taxes.

Newspaper segment operating income declined $1.2 million (12.8%) and $.6 million (4.2%) in the second quarter and first six months of 1995, respectively, from the comparable 1994 periods. The decline was primarily attributable to increased newsprint costs incurred by the Company's newspapers which in the second quarter and first half of 1995 rose $3.5 million and $6.5 million from the comparable year-ago periods. The rise in newsprint costs, together with other operating cost increases, more than offset combined newspaper revenue growth of 4.6% and 5.9% in the second quarter and first half of 1995. Year-over-year broadcast television segment operating income rose $2.5 million (46.6%) and $4.5 million (50.3%) in the quarterly and year-to-date periods ended June 25, 1995. The increases resulted from strong local and national advertising revenue growth at the Company's Tampa and Jacksonville, Florida, TV stations. This revenue growth, paced by automotive advertising, more than offset the effect of combined operating cost increases of less than 3% in both periods. Cable television segment profits declined $2.7 million (54%) and $4.5 million (50.8%) in the second quarter and first half of 1995 from the comparable year-earlier periods. The declines were principally attributable to significantly higher programming costs and depreciation expense which, along with other operating cost increases, could not be fully recouped through allowable rate increases. Newsprint segment operating income rose $3.5 million and $6.2 million in the second quarter and first half of 1995, respectively, from last year's comparable periods. The rise was chiefly the result of increases in 1995 average second quarter and first half realized newsprint prices, up 39% and 30.9%, respectively, from the comparable year-earlier periods, which more than offset the effect of significantly increased ONP costs.

Income taxes declined $6.3 million and $1.8 million in the second quarter and first half of 1995 from the comparable 1994 periods. Excluding the gains and related income taxes applicable to the Company's 1995 sale of its interest in a Mexican newsprint operation and the 1994 sale of its investment in GSN, income tax expense rose $2 million (41%) and $5.3 million (76.6%) from the comparable 1994 quarterly and year-to-date periods, on pretax earnings increases of 38.3% and 73.6%. The Company's effective tax rate remained relatively constant, increasing to approximately 34.4% in both the second quarter and first half of 1995, from approximately 33.8% in the same periods of 1994.

LIQUIDITY AND CAPITAL RESOURCES

Funds generated by operating activities during the first six months of 1995 totaled $41.9 million, down $13.1 million from the comparable period of 1994. The decline was due principally to increases in inventories (on increased prices for recovered newspapers [ONP] at the Company's newsprint operations and newsprint at the Company's newspapers) and in funds applied to reduce current liabilities. Together, these more than offset increased funds generated by improved profitability. Funds generated by investing activities during the first half of 1995 and 1994 include $3.6 million from the sale of the Company's interest in a Mexican newsprint operation and $57.5 million of net cash proceeds from the sale of GSN, respectively.

During the first six months of 1995, the primary use of cash was $14.1 for capital expenditures and $6.3 million for the payment of dividends to stockholders. Substantially all of the funds generated in excess of current needs during the first six months of 1995 were invested in short-term cash equivalent securities, which totaled $36.5 million at June 25, 1995.

Total long-term debt at June 25, 1995, was $172.5 million, unchanged from December 25, 1995, but down $19.3 million from the year-ago level of $191.8 at June 26, 1994. As a result of the decline in borrowings since that date, the Company's ratio of debt to total capital decreased to 32.7% at June 25, 1995, from 37.7% at mid-year 1994. On July 31, 1995, the Company made a scheduled reduction of $43.75 million of 9.27% notes outstanding utilizing the proceeds from accumulated short-term cash equivalent securities, reducing its total borrowings to $128.75 million at that date. At June 25, 1995, the Company had available unused credit lines of $180 million under a five-year revolving credit facility with six banks. Additionally, to ensure continued flexibility should unexpected needs arise, including growth opportunities through internal expansion or by acquisition, in early 1995 the Company entered into a three-year agreement with an insurance company which makes available to the Company, on an uncommitted basis, the opportunity to borrow up to $150 million under senior notes at prevailing interest rates. Barring unexpected funds requirements, the Company anticipates that internally generated funds provided by operations during 1995 will be more than adequate to finance projected capital expenditures, dividends to stockholders, and working capital needs.

OUTLOOK

Prospects for the balance of 1995 remain quite positive for Media General. Improved profitability at the Company's newsprint operations should continue. The Company's broadcast television operations are expected to record a year-over-year profit improvement, although results in the last quarter may soften on the absence of the strong political ad revenues recognized in late 1994. These, together with increased earnings from its affiliated newspaper and newsprint companies and a continued decline in interest expense as a result of reduced debt levels, should more than offset the effect of rising newsprint prices on the Company's newspaper operations and the continuing impact of restrictive reregulation provisions on cable television profitability.

                         PART II.    OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of Media General, Inc., was held on May 19, 1995, for the purpose of electing a board of directors, and approving the Media General, Inc., Restricted Stock Plan for Non-Employee Directors and the Media General, Inc., 1995 Long-Term Incentive Plan.

     Each nominee for director was elected by the following vote:

                                                       Class A        Class A
                                                     Shares Voted   Shares Voted
                                                        "FOR"        "WITHHELD"
                                                     -----------    ------------
Class A Directors
-----------------
Charles A. Davis                                      17,291,959      7,203,740
Robert V. Hatcher, Jr.                                16,861,683      7,633,921
John G. Medlin, Jr.                                   16,869,035      7,626,574

                                                       Class B        Class B
                                                     Shares Voted   Shares Voted
                                                        "FOR"        "WITHHELD"
                                                     -----------    ------------
Class B Directors
-----------------
Robert P. Black                                          553,452            ---
D. Tennant Bryan                                         553,452            ---
J. Stewart Bryan III                                     553,452            ---
Alan S. Donnahoe                                         497,872         55,580
James S. Evans                                           553,452            ---
Henry L. Valentine, II                                   553,452            ---

The Media General, Inc., Restricted Stock Plan for Non-Employee Directors was approved by Class A and Class B stockholders with the following vote:

             Shares Voted              Shares Voted              Shares Voted
                "FOR"                   "AGAINST"                "ABSTAINING"
             -----------               -----------               ------------
              14,971,984                 779,667                  7,300,711

The Media General, Inc., 1995 Long-Term Incentive Plan was approved by Class A and Class B stockholders with the following vote:

             Shares Voted              Shares Voted              Shares Voted
                "FOR"                   "AGAINST"                "ABSTAINING"
             -----------               -----------               ------------
              13,141,380                2,569,702                 7,341,280

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 27  Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended June 25, 1995.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       MEDIA GENERAL, INC.



DATE:  August 7, 1995              /s/ J. Stewart Bryan III
                                   -----------------------------------
                                   J. Stewart Bryan III, Chairman,
                                   President and Chief Executive Officer



DATE:  August 7, 1995              /s/ Marshall N. Morton
                                   -----------------------------------
                                   Marshall N. Morton,
                                   Senior Vice-President and Chief
                                   Financial Officer