Form 10-Q
period 1995-09-24
MEDIA GENERAL INC
filed 1995-11-08
CIK 216539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 1995

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

                       Yes       X        No
                            -----------       -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1995.

                      Class A Common shares:   25,899 856
                      Class B Common shares:      556,574

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 MEDIA GENERAL, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (Unaudited)
                                (000's except shares)

                                                     September 24,  December 25,
                                                         1995           1994
                                                     -----------    ------------
ASSETS

Current assets:
 Cash and cash equivalents                           $   17,832     $   11,663
 Accounts receivable - net                               68,770         68,901
 Inventories                                             20,033         11,360
 Other                                                   26,226         22,738
                                                     -----------    -----------
    Total current assets                                132,861        114,662
                                                     -----------    -----------
Investments in unconsolidated affiliates                 93,880         83,249

Other assets                                             33,473         28,105

Property, plant and equipment - net                     494,356        517,044

Excess of cost of businesses acquired over
 equity in net assets - net                              43,490         44,105
                                                     -----------    -----------
                                                     $  798,060     $  787,165
                                                     ===========    ===========



















                               See accompanying notes.

                                 MEDIA GENERAL, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (Unaudited)
                                (000's except shares)

                                                     September 24,  December 25,
                                                         1995           1994
                                                     -----------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                    $   32,191     $   26,981
 Accrued expenses and other liabilities                  72,906         61,973
 Income taxes payable                                     1,313          1,875
 Current portion of long-term debt                          ---          9,000

                                                     -----------    -----------
     Total current liabilities                          106,410         99,829
                                                     -----------    -----------
Long-term debt                                          128,750        163,500

Deferred income taxes                                    99,337         97,012

Other liabilities and deferred credits                  105,499         93,461

Stockholders' equity:
 Preferred stock ($5 cumulative convertible),
  par value $5 per share:
   Authorized 5,000,000 shares; none outstanding
 Common stock, par value $5 per share:
  Class A, authorized 75,000,000 shares; issued
   25,899,674 and 25,739,732 shares                     129,498        128,699
  Class B, authorized 600,000 shares;
   issued 556,574 shares                                  2,783          2,783
 Additional paid-in capital                               9,939          6,787
 Unearned compensation                                   (2,943)        (1,676)
 Retained earnings                                      218,787        196,770
                                                     -----------    -----------
     Total stockholders' equity                         358,064        333,363
                                                     -----------    -----------

                                                     $  798,060     $  787,165
                                                     ===========    ===========






                               See accompanying notes.

                                      MEDIA GENERAL, INC.
                        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                          (Unaudited)
                               (000's except for per share data)

                                               Third Quarter Ended        Nine Months Ended
                                              Sept. 24,    Sept. 25,    Sept. 24,    Sept. 25,
                                                1995         1994         1995         1994
                                             -----------  -----------  -----------  -----------
Revenues                                     $  168,458   $  155,192   $  507,091   $  459,190
                                             -----------  -----------  -----------  -----------
Operating costs:
 Production costs                                97,815       82,870      283,479      244,708
 Selling, distribution and administrative        44,604       42,520      131,569      125,836
 Depreciation and amortization                   14,564       14,170       44,356       42,123
                                             -----------  -----------  -----------  -----------
  Total operating costs                         156,983      139,560      459,404      412,667
                                             -----------  -----------  -----------  -----------
Operating income                                 11,475       15,632       47,687       46,523
                                             -----------  -----------  -----------  -----------
Other income (expense):
 Interest expense                                (3,030)      (4,016)     (10,213)     (13,217)
 Investment income (loss) --
  unconsolidated affiliates:
   Southeast Paper Manufacturing Co.              3,868          141        6,163       (1,500)
   Denver Newspapers, Inc.:
    Equity in net income                            120          ---        1,203          ---
    Preferred stock income                        1,088        1,103        3,265        1,442
 Gain on sale of Garden State Newspapers
  investment                                        ---          ---          ---       91,520
 Other, net (note 4)                                448         (705)       5,100         (570)
                                             -----------  -----------  -----------  -----------
  Total other income (expense)                    2,494       (3,477)       5,518       77,675
                                             -----------  -----------  -----------  -----------
Income before income taxes                       13,969       12,155       53,205      124,198
                                             -----------  -----------  -----------  -----------
Income taxes                                      5,121        4,133       18,493       19,338
                                             -----------  -----------  -----------  -----------
Net income                                   $    8,848   $    8,022   $   34,712   $  104,860
                                             ===========  ===========  ===========  ===========

Earnings per common share and equivalent     $     0.33   $     0.30   $     1.31   $     3.99
                                             ===========  ===========  ===========  ===========
Dividends paid per common share              $     0.12   $     0.11   $     0.36   $     0.33
                                             ===========  ===========  ===========  ===========
Weighted average common shares
 and equivalents                                 26,529       26,307       26,478       26,265



                                    See accompanying notes.

                                 MEDIA GENERAL, INC.
                          CONSOLIDATED CONDENSED STATEMENTS
                                    OF CASH FLOWS
                                     (Unaudited)
                                       (000's)

                                                         Nine Months Ended
                                                     September 24,  September 25,
                                                         1995           1994
                                                     -----------    -----------
Cash flows from operating activities:
 Net income                                          $   34,712     $  104,860
 Adjustments to reconcile net income:
  Depreciation and amortization                          44,356         42,123
  Deferred income taxes                                   3,038          3,768
  Investment (income) loss --
   unconsolidated affiliates                            (10,631)            58
  Gain on sale of Garden State Newspapers
   investment                                               ---        (91,520)
  Change in assets and liabilities                        2,677         17,166
                                                     -----------    -----------
Net cash provided by operating activities                74,152         76,455
                                                     -----------    -----------
Cash flows from investing activities:
 Net proceeds from sale of Garden State
  Newspapers investment                                     ---         57,520
 Capital expenditures                                   (21,064)       (49,529)
 Other, net                                               5,196          7,918
                                                     -----------    -----------
Net cash provided (used) by investing activities        (15,868)        15,909
                                                     -----------    -----------
Cash flows from financing activities:
 Net decrease in long-term debt                         (43,750)       (84,750)
 Dividends paid                                          (9,520)        (8,661)
 Other, net                                               1,155            770
                                                     -----------    -----------
Net cash used by financing activities                   (52,115)       (92,641)
                                                     -----------    -----------
Net increase (decrease) in cash and cash equivalents      6,169           (277)
Cash and cash equivalents at beginning of year           11,663          2,942
                                                     -----------    -----------
Cash and cash equivalents at end of period           $   17,832     $    2,665
                                                     ===========    ===========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest (net of amount capitalized)                $   10,958     $   14,736
 Income taxes (net of refunds)                           15,478         11,953

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

     3. At September 24, 1995, 1,057,132 shares of Class A common stock were reserved for issuance upon exercise of unqualified stock options granted.

     4. Other, net for the nine months ended September 24, 1995, includes a $3.6 million gain ($2.5 million after-tax; $0.09 per share) from the sale of the Company's interest in a Mexican newsprint operation.

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

     6. In October 1995, the Company replaced its five-year revolving credit facility, which committed six banks to lend the Company up to $180 million at competitive interest rates based typically on the London Interbank Offered Rate (LIBOR), with a five-year, $320 million revolving credit facility with eight banks, also at competitive interest rates based typically on LIBOR. Borrowings under this facility were used to finance the majority of the $230 million acquisition of certain assets of several Virginia newspapers from Worrell Enterprises, Inc., and its affiliates on October 26, 1995.

          At the time of funding the acquisition, the Company entered into three interest rate swap agreements totaling $200 million with maturities of three to five years effectively converting floating rate debt to fixed rate debt with a weighted average interest rate of 6.25%.

     7. As more fully explained in Note 3 to its 1994 consolidated financial statements (incorporated by reference in the Company's 1994 Annual Report on Form 10-K), in May 1994, the Company sold its interest in Garden State Newspapers, Inc. (GSN) for $63 million in cash and the 9% Cumulative Preferred

Stock of Denver Newspapers, Inc. (DNI), valued at $34 million. The sale resulted in a gain of $91.5 million ($83.3 million after-tax; $3.17 per share). Also, on September 28, 1994, the Company exercised an option to purchase 40% of the common stock of DNI and, effective with the fourth quarter of 1994, began recognizing in the Company's earnings 40% of DNI's net income applicable to common stockholders under the equity method of accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Media General, Inc., is a diversified communications company situated primarily in the Southeast, with wholly owned subsidiaries operating within four principal business segments: newspaper publishing, broadcast television, cable television and newsprint manufacturing. Effective with the second quarter of 1995, the Company began reporting its broadcast and cable operations as separate segments to provide a clearer understanding of the importance of each to the Company's overall operations. Previously, these operations were combined into the television segment. In addition to the four principal business segments, the Company has auxiliary operations in the financial and business publishing, and commercial printing fields. The Company also has investments in newspaper publishing and newsprint manufacturing operations, the operating results of which are recognized under the equity method of accounting.

As more fully described in the "Acquisition" section of this Discussion and in
Note 6 to the accompanying consolidated condensed financial statements, on October 26, 1995, the Company acquired for approximately $230 million cash a number of Virginia-based daily and Sunday newspapers as well as weekly, monthly, semimonthly and other Virginia publications from Worrell Enterprises, Inc.

The Company's businesses are somewhat seasonal; the second and fourth quarters are typically stronger than the first and third quarters.

The Company's fiscal year ends on the last Sunday in December.

INCREASE (DECREASE) IN OPERATING COMPONENTS

                                        Quarter Ended        Nine Months Ended
                                       Sept. 24, 1995,        Sept. 24, 1995,
                                         Compared to           Compared to
                                          Equivalent            Equivalent
                                       Period Last Year      Period Last Year
                                     -------------------   --------------------
                                      Increase (Decrease)   Increase (Decrease)
(000's)                                Amount    Percent     Amount    Percent
                                     ---------  ---------  ---------  --------
Revenues                             $ 13,266        8.5%  $ 47,901       10.4%

Production costs                       14,945       18.0     38,771       15.8

Selling, distribution
  and administrative                    2,084        4.9      5,733        4.6

Depreciation and amortization             394        2.8      2,233        5.3

Operating income                       (4,157)     (26.6)     1,164        2.5

Other income (expense)                  5,971        ---    (72,157)     (92.9)

Income before income taxes              1,814       14.9    (70,993)     (57.2)

Income taxes                              988       23.9       (845)      (4.4)

Net income                                826       10.3    (70,148)     (66.9)

REVENUES

Consolidated revenues increased $13.3 million (8.5%) and $47.9 million (10.4%) in the third quarter and first nine months of 1995, respectively, compared to the same periods of 1994.

Newspaper segment revenues for the quarter and nine-month periods ended September 24, 1995, rose 1.7% and 4.5%, respectively, from the comparable 1994 periods. Within the three daily newspapers which comprise the Company's metropolitan daily newspaper group, advertising revenues declined slightly (.4%) in the third quarter of 1995 compared to the year-ago period, reflecting a 5.5% decline in advertising inches which more than offset a 5.4% rise in average rate. In the year to date, advertising revenues increased 3.7%, reflecting an average rate increase of 7.7% which more than offset a 3.8% decline in advertising inches. The third quarter advertising revenue decline was principally attributable to reduced retail (largely, food and food products) and general (airline and travel) advertising, which more than offset classified advertising gains, primarily in the employment category. Increased ad revenues in the first nine months reflect strong classified revenue increases (primarily in employment) which, together with a small rise in retail advertising, more than offset a decline in general revenues on weak grocery, airline and travel advertising. Circulation revenues rose 3.5% in both the third quarter and first nine months of 1995 from the comparable periods of 1994, principally the result of circulation rate increases approximating 8.2% and 4.8% in the third quarter and year to date, which more than offset combined circulation volume declines of 4.3% and 1.3% from the comparable year-ago periods. Other revenues in the quarter and first nine months ended September 24, 1995, rose 26% in each period, principally the result of increased waste newsprint sales, up due to prices, and to commercial printing revenue gains.

Broadcast television segment revenues increased $1.1 million (7.8%) and $6.2 million (14.1%) in the third quarter and first nine months of 1995, from the comparable periods of 1994. The increases were principally the result of local and national advertising growth, led by strong automotive ad spending, at the Company's Tampa and Jacksonville, Florida, TV stations. In December 1994, three of the Tampa market's four major broadcast TV stations changed their network affiliations. In that market, only the Company's flagship station, WFLA-TV, retained its historical television network affiliation. In part, this undisrupted network affiliation has enabled WFLA-TV to achieve a number one station ranking in that market (sign-on to sign-off), contributing to strong demand for advertising time and increased advertising rates. Revenues of the Company's Charleston, S.C., station declined 13.7% and 5.9% in the quarter and nine months, reflecting declines in national ad revenues and, particularly in the third quarter, a significant ($.3 million) reduction in political advertising revenues resulting from the absence of last year's local and national political races. The Charleston market continued to experience a soft local economy as a result of the lingering effects of the Navy Base and Shipyard closings.

Cable television segment revenues rose $1.8 million (5.8%) and $4.5 million (4.8%) in the third quarter and first nine months of 1995 from the comparable 1994 periods. The increases were principally attributable to the Company's Fairfax County, Virginia, cable system (Fairfax Cable), where revenues grew nearly $2.1 million (7.3%) and $4.3 million (5%) in the quarterly and year-to-date periods ended September 24, 1995, from the prior comparable periods. The revenue growth resulted primarily from a January 1, 1995, subscriber rate increase (2.1% on basic cable service and 4.5% on expanded cable service), from a 31.2% rise in third quarter pay-per-view volume due to strong special event programming in the quarter (although down 6.8% in the year to date), and from a 4.1% increase in the number of Fairfax Cable subscribers from the year-ago period (to 218,843 at September 24, 1995). Revenues of the Company's Fredericksburg, Virginia, cable system (Fredericksburg Cable) rose 6.4% and 4% in the third quarter and first nine months of 1995 from the same periods of 1994. The increased revenues were principally the result of a 4.1% growth in subscribers since September 1994 (to 15,207 at September 24, 1995) and a 2.1% average rate increase implemented on April 1, 1995, the effects of which more than offset reduced revenues from leased access fees.

Newsprint segment revenues increased $8.7 million (31%) and $27 million (36.3%) in the third quarter and first nine months of 1995 from the year-ago periods. The increases were attributable to the Company's Garden State Paper newsprint mill, located in Garfield, New Jersey, where newsprint tonnage sold during the third quarter declined 4.1% as a result of production downtime, but rose 1.2% in the year-to-date period ended September 24, 1995, from the comparable year-ago periods and, more significantly, where average realized newsprint selling prices rose 45.2% and 35.7% above those of the comparable year-ago periods (to an average of $606 per ton in the third quarter of 1995 from an average of $417 per ton in the same period of 1994). The rise in the average realized selling price, which accounted for substantially all of the revenue increase in both the quarter and year-to-date periods, was attributable to the cumulative effects of four selling price discount reductions or list price increases implemented since the beginning of 1995, the most recent being a 10% list price increase announced September 1, 1995, which was not fully implemented until October 1, 1995.

OPERATING COSTS

Production costs increased $14.9 million (18%) and $38.8 million (15.8%) in the third quarter and first nine months of 1995 compared to the equivalent 1994 periods. The third quarter reflects an $8 million (204%) increase from the comparable year-ago quarter in the cost of recovered newspapers (ONP) consumed in the production of recycled newsprint by Garden State Paper's Garfield, N.J., newsprint mill, the result of significant ONP price increases since the year-ago quarter; a $4.3 million (32.3%) rise in the cost of newsprint consumed by the Company's newspaper and printing operations (the result of a 45% increase in price, offset somewhat by the effect of a 9% decrease in tons consumed, largely the result of aggressive newsprint conservation measures); a $.7 million (2.2%) increase in employee compensation and benefit costs; and a $.5 million (7%) increase in programming costs, principally a result of the addition of new afternoon programs at the Company's WFLA-TV station in Tampa. The first nine months reflects a $15.9 million (152%) rise in the cost of ONP consumed in newsprint production, a $10.9 million (29%) increase in the cost of newsprint consumed by the Company's newspaper and printing operations (a 36% price increase offset by a 6% decline in tons consumed), a $3.3 million (3.5%) increase in employee compensation and benefit expenses, a $2.2 million (10.3%) increase in programming costs (principally Cable TV), and a $1.1 million (9.2%) rise in maintenance and repair costs (primarily at the Company's newsprint and cable operations). As a result of significant price increases during the past year, the cost of newsprint consumed by the Company's metropolitan newspapers grew to 36.9% of their combined production costs in the first nine months of 1995 compared to 32% in the comparable period of 1994.

Selling, distribution and administrative costs increased $2.1 million (4.9%) and $5.7 million (4.6%) in the third quarter and first nine months of 1995 from the same periods of 1994. Third quarter increases in employee compensation and benefits expense, together with increases in bad debt expense (on increased sales volume), advertising and promotion (principally on expanded newspaper circulation incentives) and other administrative expenses, more than offset a decline in delivery expenses. In the year to date, employee compensation and benefit cost increases of $2.5 million (3.6%), combined with increases in advertising and promotion and in bad debt expense, more than offset declines in delivery expense.

Depreciation and amortization expense rose $.4 million (2.8%) and $2.2 million (5.3%) in the quarter and year-to-date periods ended September 24, 1995, from the comparable year-ago periods. The rise was principally attributable to increased depreciation expense at the Company's cable operations, which more than offset depreciation declines at the Company's other operations, the result of certain equipment becoming fully depreciated and a reduced level of new assets placed in service.

OTHER INCOME (EXPENSE)

Interest expense declined $1 million and $3 million in the quarter and year-to-date periods ended September 24, 1995, from the comparable prior year periods. The decreases were principally the result of the significant decline in average debt outstanding (down $55.8 million from the first nine months of 1994) which more than offset the effect in the first nine months of 1995 of a slight rise in the Company's average borrowing rate (to approximately 8.8%) from the year-ago period.

The Company's share of the operating results of its Southeast Paper (SEPCO) newsprint affiliate increased to profits of $3.9 million and $6.2 million in the quarter and year-to-date periods ended September 24, 1995, from a profit of $.1 million and a loss of $1.5 million in the comparable year-ago periods. The increases were attributable to improved newsprint selling prices, which rose to an average of $609 per ton during the third quarter of 1995 from $412 per ton in the same period of 1994, and to an average of $551 per ton in the first nine months of 1995 from $392 per ton in the comparable period of 1994. The increase in SEPCO's realized selling price more than offset the effect of significant increases in the cost of its principal raw material, recovered newspapers (ONP), which rose 94% and 129% from the comparable prior periods.

Income earned from the Company's Denver Newspapers, Inc. (DNI), affiliate totaled $1.2 million and $4.5 million in the third quarter and first nine months of 1995; of the foregoing, $1.1 million and $3.3 million was derived from the Company's DNI preferred stock investment; the balance came from the Company's share of DNI's net income applicable to common stockholders. The Company held no ownership position in DNI until the acquisition of DNI's preferred stock in May 1994 (see below), and the acquisition of 40% of DNI's common stock in the fourth quarter of 1994, at which time the Company began recognizing 40% of DNI's net income applicable to common stockholders. The share of DNI's net income recognized by the Company in the third quarter and first nine months of 1995 reflects a decline in DNI's operating margins, principally the result of the significant and continuing increases in the price of newsprint, which more than exceeded DNI's strong revenue growth (paced by retail and classified advertising).

In May 1994, the Company sold its investment in Garden State Newspapers, Inc.
(GSN), for cash ($63 million) and preferred stock of Denver Newspapers, Inc. (which had a fair value at that date of $34 million). The sale resulted in a gain of $91.5 million ($83.3 million after-tax; $3.17 per share). See Note 7 to the accompanying consolidated condensed financial statements for a further discussion of the GSN sale.

Other income, net, rose to $.4 million in the third quarter from a loss of $.7 million in the comparable year-ago period, principally as a result of increased interest earned on short-term cash equivalent securities and a reduction in the current period of miscellaneous losses. In the year to date, other income, net, rose to $5.5 million from a loss of $.6 million in the comparable period of 1994, principally the result of a $3.6 million pretax gain from the sale of the Company's interest in a Mexican newsprint affiliate (Note 4) together with increased interest income.

NET INCOME

Net income for the quarter and nine months ended September 24, 1995, was $8.8 million and $34.7 million, respectively, compared to net income of $8 million and $104.9 million in the comparable periods of 1994. Excluding the impact of the $0.09 per share gain from this year's first quarter sale of the previously mentioned interest in the Mexican newsprint operation and the $3.17 per share gain from the second quarter 1994 sale of the Company's investment in GSN, net income was $8.8 million and $32.2 million in the third quarter and first nine months of 1995, compared to $8 million and $21.6 million for the same periods of 1994, an increase of 10.3% and 49.1%, respectively.

The following discussion focuses on the pretax operating income of each of the Company's principal business segments, and on income taxes.

Newspaper segment operating income declined $4 million (68.5%) and $4.6 million (22.6%) in the third quarter and first nine months of 1995, respectively, from the comparable 1994 periods. The decline was primarily attributable to increased newsprint costs incurred by the Company's newspapers which in the third quarter and nine months of 1995 rose $3.8 million and $10.3 million from the comparable year-ago periods. The rise in newsprint costs, together with other operating cost increases, more than offset combined newspaper revenue growth of 1.7% and 4.5% in the quarter and year-to-date periods ended September 24, 1995. Year-over-year broadcast television segment operating income rose $.6 million (15.5%) and $5.2 million (39.2%) in the current quarter and nine months from the comparable year-ago periods. The increases resulted from strong local and national advertising revenue growth at the Company's Tampa and Jacksonville, Florida, TV stations. This revenue growth, paced by automotive advertising, more than offset the effect of combined operating cost increases of 4.6% and 3.4% in the current quarter and year-to-date periods. Cable television segment profits declined $.4 million (11.5%) and $4.9 million (39.6%) in the third quarter and first nine months of 1995 from the comparable year-earlier periods. The declines were principally attributable to higher depreciation expense in both periods and to higher programming costs (principally in the year to date) which, along with other operating cost increases, could not be fully recouped through allowable rate increases. Newsprint segment operating income as reported declined $.3 million in the third quarter but increased $5.8 million in the first nine months of 1995 from the comparable year-ago periods. Excluding option fee income of $1.8 million and $2.7 million from a former Mexican newsprint affiliate recognized in 1994's third quarter and first nine months, newsprint segment operating income rose $1.5 million and $8.6 million in the third quarter and first nine months of 1995 from the comparable year-ago periods. The rise was chiefly the result of increases in 1995 average third quarter and first nine months realized newsprint prices, up 45.2% and 35.7%, respectively, from the comparable year-earlier periods, which more than offset the effect of significantly increased ONP costs.

Income taxes rose $1 million in the third quarter of 1995 but declined $.8 million in the year-to-date from the comparable prior year periods. Excluding gains and related income taxes applicable to the Company's 1995 sale of its interest in a Mexican newsprint operation and the 1994 sale of its investment in GSN, income tax expense in the first nine months of 1995 rose $6.3 million (57%) from the 1994 year-to-date period, on a pretax earnings increase of approximately 52%. The Company's effective tax rate, excluding the previously mentioned gain items, rose to 36.7% in the third quarter of 1995 from 34% in the equivalent 1994 period, and to 35.1% in the first nine months of 1995 from 33.9% in the prior comparable period.

LIQUIDITY AND CAPITAL RESOURCES

Funds generated by operating activities during the first nine months of 1995 totaled $74.2 million, down $2.3 million from the comparable period of 1994.
The decline was due principally to increases in inventories (on increased prices for recovered newspapers [ONP] at the Company's newsprint operations and newsprint at the Company's newspapers) and to the increase in funds used to reduce current liabilities. Together, these more than offset increased funds generated by improved profitability. Funds generated by investing activities during the first nine months of 1995 and 1994 include $3.6 million from the sale of the Company's interest in a Mexican newsprint operation and $57.5 million of net cash proceeds from the sale of GSN, respectively.

During the first nine months of 1995, the primary use of cash was $43.75 million for the scheduled curtailment of 9.27% long-term notes outstanding, $21.1 for capital expenditures and $9.5 million for the payment of dividends to stockholders. Substantially all of the funds generated in excess of current operating and debt curtailment needs during the first nine months of 1995 were invested in short-term cash equivalent securities, which totaled $15 million at September 24, 1995.

Total long-term debt at September 24, 1995, was $128.75 million, down $43.75 million from December 25, 1994, and $48.25 million from the year-ago level of $177 million at September 25, 1994. As a result of the decline in borrowings since that date, the Company's ratio of debt to total capital decreased to 26.4% at September 24, 1995, from 35.6% a year ago. At September 24, 1995, the Company had available unused credit lines of $180 million under a five-year revolving credit facility with six banks. On October 26, 1995, that credit facility was replaced with a new five-year, $320 million revolving credit facility with eight banks (see "Acquisition" following). Additionally, to ensure continued flexibility should unexpected needs arise, including growth opportunities through internal expansion or by acquisition, in early 1995 the Company entered into a three-year agreement with an insurance company which makes available to the Company, on an uncommitted basis, the opportunity to borrow up to $150 million under senior notes at prevailing interest rates. Barring unexpected funds requirements, the Company anticipates that internally generated funds provided by operations during the remainder of 1995 (subsequent to the October acquisition discussed following) will be more than adequate to finance projected capital expenditures, dividends to stockholders, and working capital needs.

ACQUISITION

As more fully described in Note 6 to the accompanying consolidated condensed financial statements, on October 26, 1995, the Company acquired, for approximately $230 million cash, several Virginia newspapers from Worrell Enterprises, Inc., and its affiliates. The newspaper properties acquired included daily and Sunday newspapers in Charlottesville, Lynchburg, Culpeper and Suffolk, Virginia, with a combined circulation of more than 81,000 daily and 85,000 Sunday. In addition, the acquisition included a number of weekly, monthly, semimonthly and other publications in Charlottesville, Culpeper, Suffolk and Richlands, and in Orange, Madison and Greene counties. The acquisition purchase price was funded using $23 million of proceeds from short-term investments, $17 million of variable rate borrowings under a bank demand line, and $190 million of borrowings under the new $320 million revolving credit facility. At the time of funding the acquisition, the Company entered into three interest rate swap agreements totaling $200 million with maturities of three to five years effectively converting floating rate debt to fixed rate debt with a weighted average interest rate of 6.25%.

OUTLOOK

Prospects for the balance of 1995 remain quite positive for Media General. Improved profitability at the Company's wholly owned newsprint operations should continue. The Company's broadcast television operations are expected to record a year-over-year profit improvement, although results in the last quarter may soften on the absence of the strong political ad revenues recognized in late 1994. These, together with increased earnings from its affiliated newsprint operation, should more than offset the effect of rising newsprint prices on the Company's newspaper operations.

                         PART II.    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 27  Financial Data Schedule

(b)  Reports on Form 8-K

     On November 7, 1995, the Company filed a Form 8-K to report the October 26, 1995, acquisition by Virginia Newspapers, Inc., a newly formed, wholly owned subsidiary of Media General, Inc., of several Virginia newspapers from Worrell Enterprises, Inc., and its affiliates. See Note 6 to the accompanying consolidated condensed financial statements and also Management's Discussion and Analysis for a further discussion of the acquisition.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       MEDIA GENERAL, INC.



DATE:  November 7, 1995            /s/ J. Stewart Bryan III
                                   -----------------------------------
                                   J. Stewart Bryan III, Chairman,
                                   President and Chief Executive Officer



DATE:  November 7, 1995            /s/ Marshall N. Morton
                                   -----------------------------------
                                   Marshall N. Morton,
                                   Senior Vice-President and Chief
                                   Financial Officer