Form 10-K405
period 1995-12-31
MEDIA GENERAL INC
filed 1996-03-28
CIK 216539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [fee required]

                  For the fiscal year ended December 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [no fee required]

                    For the transition period ___________ to _________

                           Commission File No. 1-6383

                              MEDIA GENERAL, INC.
           __________________________________________________________
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

           Class A Common Stock                        American Stock Exchange
             (Title of class)                            (Name of exchange on
                                                           which registered)

Securities registered pursuant to Section 12 (g) of the Act:     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes      X          No
                                                  __________        ________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the registrant was $846,075,788 as of March 3, 1996.

     The number of shares of Class A Common Stock outstanding on March 3, 1996, was 25,891,885. The number of shares of Class B Common Stock outstanding on March 3, 1996, was 556,574.

     Part I, Part II and Part IV incorporate information by reference from the Annual Report to Stockholders for the year ended December 31, 1995. Part III incorporates information by reference from the proxy statement for the Annual Meeting of Stockholders to be held on May 17, 1996.

                                     Part I

Item 1.   Business

                                    General

     Media General, Inc., is an independent, publicly owned communications company with interests in metropolitan newspapers, broadcast television, cable television, newsprint production and diversified information services located primarily in the Southeast United States. The Company employs approximately 7,500 people on a full or part-time basis. The Company's businesses are somewhat seasonal; the second and fourth quarters are typically stronger than the first and third quarters.

     On October 26, 1995, the Company acquired for approximately $232 million the assets of several Virginia newspapers (Virginia Newspapers, Inc., "VNI") from Worrell Enterprises, Inc., and its affiliates. Daily and Sunday newspaper properties acquired included The News & Advance in Lynchburg (circulation - 39,000 daily, 43,500 Sunday), The Daily Progress in Charlottesville (circulation
- 32,000 daily, 33,700 Sunday), the Culpeper Star-Exponent in Culpeper (circulation - 7,000 daily and Sunday) and the Suffolk News-Herald in Suffolk (circulation - 4,200 daily and Sunday). In addition, the acquisition included a number of weekly and other publications, located in Culpeper, Greene, Madison, Orange and Tazewell Counties, Virginia. VNI's results of operations have been included in the Company's consolidated results of operations since the date of acquisition.

                               Industry Segments

     The Company is engaged in four significant industry segments. For financial information related to these segments see pages 33 and 34 of the 1995 Annual Report to Stockholders, which are incorporated herein by reference. Additional information related to each of the Company's significant industry segments is included below.

Newspaper Publishing Business

     Wholly owned newspaper operations include daily and Sunday newspapers in Tampa, Florida; Winston-Salem, North Carolina; and Richmond, Lynchburg, Charlottesville, Culpeper and Suffolk, Virginia. Daily and Sunday newspapers include the Richmond Times-Dispatch, The Tampa Tribune, the Winston-Salem Journal, The News & Advance (Lynchburg), The Daily Progress (Charlottesville), the Culpeper Star-Exponent, and the Suffolk News-Herald. In addition, beginning April 1, 1996, Hernando Today in Brooksville, Florida, will be published every day except Sunday, when subscribers will be offered the Sunday edition of The Tampa Tribune. The Company also owns weekly newspapers and other publications in Virginia and in West Central Florida.

     All of the Company's newspapers compete for circulation and advertising with other newspapers published nationally and in nearby cities and towns and for advertising with magazines, radio, television and other promotional media. All of the newspapers compete for circulation principally on the basis of performance, service and price.

     In 1994, the Company launched its entry into electronic publishing with The Tampa Tribune's introduction of Tampa Bay Online (TBO). In conjunction with Prodigy Services, and with Doppler radar weather pictures and news support from the Company's WFLA-TV station, TBO, now available on the Internet's World Wide Web, is the first interactive, local news and entertainment service in the Tampa Bay area. In 1995, the Company's Richmond Times-Dispatch, again in partnership with Prodigy Services, using the news and weather resources of independently owned WWBT-TV, Channel 12, in Richmond, introduced a similar service named Gateway Virginia which provides Virginia news coverage to users of the World Wide Web.

     The primary raw material used by the Company in its newspaper operations is newsprint, which is purchased from various Canadian and United States sources, including Garden State Paper Company, Inc., a wholly owned subsidiary of the Company, and Southeast Paper Manufacturing Co., in which the Company owns a one-third equity interest. The newspaper operations of the Company consumed approximately 121,000 tons of newsprint in 1995. Management of the Company believes that newsprint inventory and sources of supply under existing arrangements will be adequate in 1996.

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

     The following table presents certain circulation and advertising data for the Company's three largest, wholly owned daily newspaper companies:

(Dollar amounts in thousands)

             Richmond                         1995         1994         1993
      ----------------------                  ----         ----         ----
      Average Circulation
          Daily                              211,725      212,189      212,805
          Sunday                             256,147      254,971      253,537
      Inches
          ROP full run                     1,506,981    1,550,668    1,525,377
          ROP part run                       190,127      197,362      202,610
      Revenue
          Retail Advertising              $   42,976   $   41,832   $   41,566
          Classified Advertising              35,471       32,221       29,967
          Circulation                         29,140       27,230       26,038

              Tampa                           1995         1994         1993
      ----------------------                  ----         ----         ----
      Average Circulation
          Daily                              261,706      265,616      269,496
          Sunday                             359,780      361,147      364,864
      Inches
          ROP full run                     1,669,168    1,755,501    1,578,238
          ROP part run                     2,736,471    3,813,876    4,500,283
      Revenue
          Retail Advertising              $   61,923   $   61,281   $   60,632
          Classified Advertising              58,718       52,401       45,205
          Circulation                         25,513       24,184       23,436

          Winston-Salem                       1995         1994         1993
      ----------------------                  ----         ----         ----
      Average Circulation
          Daily                               91,002       90,275       91,513
          Sunday                             103,301      102,975      105,380
      Inches
          ROP full run                     1,531,333    1,538,568    1,508,854
          ROP part run                        70,596       88,159      131,099
      Revenue
          Retail Advertising              $   18,172   $   17,775   $   17,446
          Classified Advertising              13,522       12,266       10,527
          Circulation                          7,787        7,495        7,562


Broadcast Television Business

     The Broadcast Television Division operates three network-affiliated television stations in the Southeastern Sun Belt: Tampa and Jacksonville, Florida, and Charleston, South Carolina.

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

     The maximum term for which the FCC may grant a broadcasting license for a television station was increased from five to eight years by the Telecommunications Act of 1996 (the "1996 Act"), and renewals for periods of not more than eight years may be made by the FCC upon considerations similar to those that govern the granting of original licenses. The license of WCBD-TV in Charleston was most recently renewed in November 1991, and will expire on December 1, 1996. The licenses of WFLA-TV in Tampa and WJKS-TV in Jacksonville were most recently renewed in January 1992, and will expire on February 1, 1997.

     The primary source of revenues for WFLA-TV (NBC), WJKS-TV (ABC) and WCBD-TV
(ABC) is the sale of time to national and local advertisers. Since each of the stations is network affiliated, additional revenue is derived from the network programming carried by each. The WFLA-TV network contract expires in January 2005. In mid-February 1996, the Company was advised that ABC would transfer its network affiliation in Jacksonville and Charleston to another broadcast television operator during the second half of the year. The Charleston station will pursue affiliation with another network. The Company is exploring several options for its Jacksonville station. The Company's future results of operations are not expected to be materially affected by these events.

     The Company's television stations are in competition for audience and advertising revenues with other television and radio stations and cable television systems as well as magazines, newspapers and other promotional media. A number of cable television systems which operate generally on a subscriber payment basis are in business in the Company's broadcasting markets and compete for audience by importing out-of-market television signals and by presenting cable network and other program services. The television stations compete for audience on the basis of program content and quality of reception, and for advertising revenues on the basis of price, share of market and performance.

     FCC rules prohibit further acquisitions which would result in the common ownership of a daily newspaper and a television station in the same market. The rules do not apply retroactively to require divestiture of station WFLA-TV which is under common ownership with the Company's Tampa newspaper.

     The following table sets forth certain information with respect to each of the Company's television stations:
                                                    1995     1994     1993
                                                    ----     ----     ----
      WFLA (NBC) - Tampa, FL (a)
      --------------------------
          Market Rank                                 15       15       15
          Audience % Share*                           17       17       18
          Station Rank*                                1        2        2

      WJKS (ABC) - Jacksonville, FL (a)
      ---------------------------------
          Market Rank                                 55       55       54
          Audience % Share*                           11       12       12
          Station Rank*                                3        3        3

      WCBD (ABC) - Charleston, SC (a)
      -------------------------------
          Market Rank                                108      105      105
          Audience % Share*                           17       18       22
          Station Rank*                                3        3        2

      (a) Source:  November Nielson Rating Books
      *   Sign-On To Sign-Off.

Cable Television Business

     The Cable Television Division includes two cable networks in Northern Virginia, Media General Cable of Fairfax County, Inc., and Media General Cable of Fredericksburg, Inc., and a cable advertising agency, Mega Advertising, Inc. The Fairfax County system has a 120 channel capacity, with two-way dual cable passing approximately 320,000 homes. The Fredericksburg system has a 60 channel capacity and passes approximately 20,000 homes.

     The Company has cable television franchises to operate its existing systems in portions of Fairfax County, Virginia, and adjoining cities and towns and in Fredericksburg, Virginia, and portions of Spotsylvania and Stafford Counties, Virginia. These jurisdictions have enacted extensive regulations governing cable television systems within their borders. In anticipation of a series of expiration dates commencing in September 1997, the Company has given notices to commence renewal proceedings for its Fairfax County and adjoining franchises. Renewal proceedings have also commenced in the Company's Spotsylvania and Stafford County franchises. At December 31, 1995, the Company's cable television systems served approximately 237,000 subscribers.

     The Company's cable television systems have substantially the same competition as its television stations. The cable television systems compete for audience on the basis of program content and quality of reception and for advertising revenues on the basis of price, share of market and performance.

     The FCC has jurisdiction over and has adopted a regulatory program concerning the cable television industry. The FCC's regulations govern cable television engineering standards, registration and reporting obligations and other matters. In 1992, Congress passed, effective December 4, 1992, the Cable Television Consumer Protection and Competition Act of 1992 (1992 Cable Act). It contains a number of provisions affecting and potentially affecting the Company, including service, programming and equipment mandates and other limitations which impact the Company's costs and business. Additionally, the 1992 Cable Act established rate regulation for the cable services (other than premium and pay-per-view services) which the Company offers to subscribers. Ratemaking authority is divided between local franchisors and the FCC, and some of the Company's rates are under review by franchisors and under review by or on appeal to the FCC. While the Company believes that its rates have been established in compliance with the applicable FCC regulations and the 1992 Cable Act, it is possible that rate refunds and/or rate adjustments may be ordered. The 1996 Act eliminates rate regulation of the cable programming services tier for the Company's cable operations after March 31, 1999.

     The 1996 Act removes previously applicable restrictions that prevented most local telephone companies from providing cable services within the areas in which they provided telephone services. This will almost certainly lead to increased competition by competitive providers of video services within the area served by the Company's cable systems. Increases in competition from so-called "wireless cable" and direct broadcast satellite providers of video programming to the home is also highly likely. Reference is made to page 43 of the 1995 Annual Report to Stockholders, which is incorporated herein by reference, for information regarding cable competition and strategic planning alternatives being considered by the Company.

     The information contained in the preceding discussion is not intended to be a complete summary of all the provisions of the Act, the 1992 Cable Act, the 1996 Act or of the rules and regulations of the FCC thereunder or of other pending regulatory proposals. It is impossible to predict with certainty the extent of any future impact on the Company's cable systems of some or all of these requirements and regulatory and competitive developments.

     The following table sets forth certain information with respect to the Company's largest cable operation:


Media General Cable of Fairfax
------------------------------
                                              1995         1994         1993
                                              ----         ----         ----
      Subscribers                            221,784      214,259      206,228
      Penetration                              69.2%        68.8%        67.6%
      Monthly revenue per home passed         $31.82       $28.65       $30.39
      Monthly average revenue
          per subscriber                      $46.25       $42.50       $45.15

Newsprint Paper Manufacturing Business

     Media General's newsprint operations consist of the Garden State Paper Company, a wholly owned newsprint mill in Garfield, New Jersey, with an annual capacity of 235,000 short tons, and a one-third interest in Southeast Paper Manufacturing Co. (SEPCO) in Dublin, Georgia, with an annual capacity of 485,000 short tons. Both facilities use Media General's proprietary de-inking technology to produce 100 percent recycled, high quality newsprint from recovered old newspapers (ONP). Media General's share of their combined total capacity is approximately 400,000 short tons, making Media General the nation's leading producer of 100 percent recycled newsprint. The Company also earns licensing fees pursuant to a contract with SEPCO, in addition to its share of operating results.

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

     In recent years, environmentally driven legislation has encouraged the use of recycled paper. With demand pushing against the practical limits of recovery, ONP costs accelerated during much of 1995, but began to decline to more favorable levels by year-end. Media General's strategically located and cost-effective newsprint facilities have helped assure the Company of adequate supplies of ONP.

     Historically a cyclical industry, the newsprint business peaked in 1988, declining over the next four years as U.S. newsprint consumption slipped and demand fell. In late 1992, a threatened Canadian newsprint strike resulted in a short period of somewhat improved newsprint prices which lasted until mid-1993, when supply again exceeded demand. Demand picked up again in 1994 producing higher selling prices as most mills reached 96-97 percent of operating capacity. The trend upward continued through 1995, enabling Media General's newsprint operations to implement four price increases during the year.

     The Company owned a 49% interest in a Mexican newsprint mill near San Luis Potosi, Mexico, from which the Company received option fees based on production through October 15, 1994. In February 1995, the Company sold its interest which resulted in a gain of $3.6 million.

Item 2.   Properties

     The headquarters of Media General, Inc., and its Richmond Newspapers, Inc., subsidiary are located in downtown Richmond, Virginia, in five adjacent buildings. The Richmond newspapers are printed at a production and distribution facility located on an 86 acre site in Hanover County, Virginia, near Richmond. The Tampa, Florida, newspapers are located in a single unit production plant and office building located on a six acre tract in that city. The Winston-Salem newspapers are headquartered in one building in downtown Winston-Salem. Its newspapers are printed at a production and distribution facility, located on a nearby 12 acre site, which was completed and placed in service in the latter half of 1994. The Lynchburg newspapers are printed at a production and distribution facility, which also contains VNI's headquarters, on a six acre tract in that city. The Charlottesville newspapers are printed at a production and distribution facility, located on a four acre site in that city. All of the foregoing properties are Company-owned.

     Television facilities for WFLA-TV Tampa, Florida, WJKS-TV Jacksonville, Florida, and WCBD-TV Charleston, South Carolina, are located on land owned by the Company in and around these respective cities.

     Media General Cable of Fairfax County, Inc., a subsidiary of the Company, has its headquarters located in one building owned by the Company in Chantilly, Virginia, and two signal retransmission centers located in Fairfax County, Virginia, one on property owned by the Company and adjacent to its production studio and one on leased property. In addition, Fairfax Cable leases an operations center for its service maintenance fleet in Springfield, Virginia. The cable system includes a home subscriber network and a separate institutional network.

     Newsprint production facilities of Garden State consist of a Company-owned mill in Garfield, New Jersey, housing two paper-making machines adjacent to a Company-owned power plant which supplies it with steam and electric power. Garden State leases adequate storage facilities for waste paper in the general vicinity of the newsprint mill.

     The Company considers all of its properties, together with the related machinery and equipment contained therein, to be well-maintained, in good operating condition, and adequate for its present and foreseeable future needs.

Item 3.   Legal Proceedings

     Certain of the Company's subsidiaries have been identified as potentially responsible parties (PRPs), along with many other businesses unrelated to the Company, in connection with alleged soil and/or groundwater contamination at a former commercial waste disposal site, a former industrial drum recycling location and a former solvent reclamation location. With respect to these matters, the involved subsidiaries have contributed, or may in the future be asked to contribute, to the costs of site assessment and cleanup. In addition, one of the Company's subsidiaries is currently involved in an environmental remediation project at a facility currently owned. While the ultimate costs of the foregoing matters are not presently determinable, based on information currently available, management believes such costs will not be material to the Company's financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

Executive Officers of the Registrant

Name                    Age    Position and Office                  Year First Took Office*


D. Tennant Bryan         89    Chairman of the Executive Committee            1930

J. Stewart Bryan III     57    Chairman, President,
                               Chief Executive Officer                        1990

Marshall N. Morton       50    Senior Vice President,
                               Chief Financial Officer                        1989

H. Graham Woodlief, Jr.  51    Vice President                                 1989

Stephen Y. Dickinson     50    Controller                                     1989

George L. Mahoney        43    General Counsel, Secretary                     1993

Stephen R. Zacharias     46    Treasurer                                      1989

-----------------

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

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     Reference is made to page 51 of the 1995 Annual Report to Stockholders, which is incorporated herein by reference, for information required by this item.

Item 6.   Selected Financial Data

     Reference is made to Note 5 on pages 33 and 34, and to pages 52 and 53 of the 1995 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Reference is made to pages 42 through 50 of the 1995 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.

Item 8.   Financial Statements and Supplementary Data

     Consolidated financial statements of the Company as of December 31, 1995, and December 25, 1994, and for the fiscal years ended December 31, 1995, December 25, 1994, and December 26, 1993, and the report of independent auditors thereon, as well as the Company's unaudited quarterly financial data for the fiscal years ended December 31, 1995, and December 25, 1994, are incorporated herein by reference from the 1995 Annual Report to Stockholders pages 25 through 41 and page 51.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 17, 1996, except as to certain information regarding executive officers included in Part I.

Item 11.  Executive Compensation

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 17, 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 17, 1996.

Item 13.  Certain Relationships and Related Transactions

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 17, 1996.

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

  (b)     Reports on Form 8-K

     On November 7, 1995, the Company filed a Form 8-K to report the October 26, 1995, acquisition by Virginia Newspapers, Inc., a newly formed, wholly owned subsidiary of Media General, Inc., of several Virginia newspapers from Worrell Enterprises, Inc., and its affiliates. On January 4, 1996, the Company filed a Form 8-K/A which contained financial statements and pro forma information omitted (in reliance upon Item 7(a)(4) and 7(b)(2) of Form 8-K) from the Form 8-K filed on November 7, 1995.

Index to Financial Statements and Financial Statement Schedules - Item 14(a)

                                                                       Annual
                                                                       Report
                                                             Form        to
                                                             10-K   Stockholders
                                                             ----   ------------


               Media General, Inc.
                 (Registrant)


Report of independent auditors                                10        41
Consolidated statements of operations for the
   fiscal years ended December 31, 1995,
   December 25, 1994, and December 26, 1993                             25
Consolidated balance sheets at December 31, 1995,
    and December 25, 1994                                               26-27
Consolidated statements of stockholders' equity
   for the fiscal years ended December 31, 1995,
   December 25, 1994, and December 26, 1993                             28
Consolidated statements of cash flows for the
   fiscal years ended December 31, 1995,
   December 25, 1994, and December 26, 1993                             29
Notes to consolidated financial statements                              30-40
Schedule:
    II  -  Valuation and qualifying accounts and reserves     11

Schedules other than Schedule II, listed above, are omitted since they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

The consolidated financial statements of Media General, Inc., listed in the above index which are included in the Annual Report to Stockholders of Media General, Inc., for the fiscal year ended December 31, 1995, are incorporated herein by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Parts I, II and IV, the 1995 Annual Report to Stockholders is not deemed filed as part of this report.

                        CONSENT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Media General, Inc.

     We consent to the incorporation by reference in this Annual Report (Form 10-K) of Media General, Inc., of our report dated January 26, 1996, included in the 1995 Annual Report to Stockholders of Media General, Inc.

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

     We also consent to the incorporation by reference in (a) the Registration Statement (Form S-8 No. 2-56905) pertaining to the 1971 Unqualified Stock Option Plan and the 1976 Qualified and Non-Qualified Stock Option Plans of Media General, Inc.; (b) the Registration Statement (Form S-8 No. 33-29478) pertaining to the Media General, Inc., Employees Thrift Plan; (c) the Registration Statement (Form S-8 No. 33-23698) pertaining to the 1987 Non-Qualified Stock Option Plan of Media General, Inc.; (d) the Registration Statement (Form S-3 No. 33-26853) pertaining to the Media General, Inc., Automatic Dividend Reinvestment and Stock Purchase Plan and (e) the Registration Statement (Form S-8 No. 33-52472) pertaining to the 1987 Non-Qualified Stock Option Plan of Media General, Inc., amended and restated May 17, 1991, and in the Prospectus related to each, of our report dated January 26, 1996, with respect to the consolidated financial statements of Media General, Inc., incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule of Media General, Inc., included in this Annual Report (Form 10-K) of Media General, Inc., for the fiscal year ended December 31, 1995.





                                                            ERNST & YOUNG LLP

Richmond, Virginia
March 25, 1996


                                               Media General, Inc., and Subsidiaries
                                    Schedule II - Valuation and Qualifying Accounts and Reserves
                           Fiscal Years Ended December 31, 1995, December 25, 1994, and December 26, 1993

                                                        Additions
                                                       (reductions)
                                      Balance at         charged                                           Balance
                                      beginning       (credited) to     Deductions-                         at end
                                      of period        expense-net          net          Transfers        of period

                                     ------------      ------------     ------------    ------------     ------------

1995
 Allowance for doubtful
    accounts.......................  $  3,360,172      $  4,224,695     $  3,343,663    $    288,756(a)  $  4,529,960
 Reserve for warranties............     3,441,835               ---          401,002             ---        3,040,833
                                     ------------      ------------     ------------    ------------     ------------
      Totals.......................  $  6,802,007      $  4,224,695     $  3,744,665    $    288,756     $  7,570,793
                                     ============      ============     ============    ============     ============

1994
 Allowance for doubtful
    accounts.......................  $  3,697,761      $  3,109,329     $  3,446,918    $        ---     $  3,360,172
 Reserve for warranties............     3,968,006               ---          526,171             ---        3,441,835
 Reserve for discontinuance
    of Broadcast Services..........       784,783               ---          259,347        (525,436)(b)          ---
                                     ------------      ------------     ------------    ------------     ------------
      Totals.......................  $  8,450,550      $  3,109,329     $  4,232,436    $   (525,436)    $  6,802,007
                                     ============      ============     ============    ============     ============

1993
 Allowance for doubtful
    accounts.......................  $  3,414,941      $  3,488,482     $  3,205,662    $        ---     $  3,697,761
 Allowance for discounts...........       316,746           437,720          754,466             ---              ---
 Allowance for note
    receivable.....................     5,140,000               ---              ---      (5,140,000)(b)          ---
                                     ------------      ------------     ------------    ------------     ------------
                                        8,871,687         3,926,202        3,960,128      (5,140,000)       3,697,761
                                     ------------      ------------     ------------    ------------     ------------

 Reserve for warranties............     4,345,163               ---          544,248         167,091        3,968,006
 Reserve for disposition of
    certain operations.............     1,730,948          (921,782)         809,166             ---              ---
 Reserve for discontinuance
    of Broadcast Services..........     1,166,999               ---          382,216             ---          784,783
                                     ------------      ------------     ------------    ------------     ------------
      Totals.......................  $ 16,114,797      $  3,004,420     $  5,695,758    $ (4,972,909)    $  8,450,550
                                     ============      ============     ============    ============     ============

 (a)  Amount associated with the acquisition of newspaper properties.
 (b)  Amount transferred to other liabilities and deferred credits.

Index to Exhibits

Exhibit
Number                                  Description

   2 Asset Purchase Agreement dated September 14, 1995, by and among Media General, Inc., and Worrell Enterprises, Inc., et al., incorporated by reference to Exhibit 2 of Form 8-K dated October 24, 1995.

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

  10.10 The Media General, Inc., Amended and Restated Restricted Stock Plan, dated January 31, 1996.

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

  10.26 Media General, Inc., Supplemental Thrift Plan, amended and restated as of November 17, 1994, incorporated by reference to Exhibit 10.27 of Form 10-K for the fiscal year ended December 25, 1994.

  10.27 Media General, Inc., Executive Supplemental Retirement Plan, amended and restated as of November 17, 1994, incorporated by reference to
         Exhibit 10.28 of Form 10-K for the fiscal year ended December 25, 1994.

  10.28 Deferred Income Plan for Selected Key Executives of Media General, Inc., and form of Deferred Compensation Agreement thereunder dated as of December 1, 1984, incorporated by reference to Exhibit 10.29 of Form 10-K for the fiscal year ended December 31, 1989.

  10.29 Media General, Inc., Management Performance Award Program, adopted November 16, 1990, and effective January 1, 1991, incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended December 29, 1991.

  10.30 Media General, Inc., Deferred Compensation Plan, amended and restated as of November 17, 1994, incorporated by reference to Exhibit 10.32 of Form 10-K for the fiscal year ended December 25, 1994.

  10.31 Media General, Inc., ERISA Excess Benefits Plan, amended and restated as of November 17, 1994, incorporated by reference to Exhibit 10.33 of Form 10-K for the fiscal year ended December 25, 1994.

  10.32 Media General, Inc., Restricted Stock Plan for Non-Employee Directors, adopted as of May 19, 1995.

  10.33 Media General, Inc., 1995 Long-Term Incentive Plan, adopted as of May 19, 1995.

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

  10.37 Amended Newsprint Purchase Contract, dated November 1, 1987, by and among Southeast Paper Manufacturing Co., Media General, Inc., Knight-Ridder, Inc., and Cox Enterprises, Inc., incorporated by reference to
         Exhibit 10.35 of Form 10-K for the fiscal year ended December 31, 1987.

  10.38 Television affiliation agreement, dated February 10, 1995, between WFLA-TV and the NBC Television Network incorporated by reference to
         Exhibit 10.38 of Form 10-K for the fiscal year ended December 25, 1994.

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

  10.46 Second Amended and Restated Stock and Warrant Purchase and Shareholders' Agreement dated May 20, 1994, by and among Media General, Inc., Affiliated Newspapers Investments, Inc., and Denver Newspapers, Inc., incorporated by reference to Exhibit 2 of Form 8-K dated September 28, 1994.

  13 Media General, Inc., Annual Report to Stockholders for the fiscal year ended December 31, 1995.

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


                                  MEDIA GENERAL, INC.


Date:  March 28, 1996
                                  /s/ J. Stewart Bryan III
                                  ----------------------------------------------
                                  J. Stewart Bryan III, Chairman, President and
                                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                            Title                      Date


/s/ D. Tennant Bryan
-----------------------------       Chairman of the Executive     March 28, 1996
 D. Tennant Bryan                   Committee and Director


/s/ James S. Evans
-----------------------------       Vice Chairman and Director    March 28, 1996
 James S. Evans

/s/ Marshall N. Morton
-----------------------------       Senior Vice President and     March 28, 1996
 Marshall N. Morton                 Chief Financial Officer


/s/ Stephen Y. Dickinson
-----------------------------       Controller                    March 28, 1996
 Stephen Y. Dickinson


/s/ Robert P. Black
-----------------------------       Director                      March 28, 1996
 Robert P. Black



-----------------------------       Director                      March 28, 1996
 Charles A. Davis


/s/ A. S. Donnahoe
-----------------------------       Director                      March 28, 1996
 A. S. Donnahoe


/s/ Robert V. Hatcher, Jr.
-----------------------------       Director                      March 28, 1996
 Robert V. Hatcher, Jr.


/s/ John G. Medlin, Jr.
-----------------------------       Director                      March 28, 1996
 John G. Medlin, Jr.


/s/ Henry L. Valentine, II
-----------------------------       Director                      March 28, 1996
 Henry L. Valentine, II