Form 10-Q
period 1996-03-31
MEDIA GENERAL INC
filed 1996-05-14
CIK 216539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

                       Yes       X        No
                            -----------       -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 5, 1996.

                       Class A Common shares:  25,915,694
                       Class B Common shares:     556,574

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              MEDIA GENERAL, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (000's except shares)

                                                       March 31,    December 31,
                                                         1996           1995
                                                     -----------    ------------
ASSETS

Current assets:
 Cash and cash equivalents                           $    3,552     $    3,367
 Accounts receivable - net                               70,287         76,532
 Inventories                                             23,972         20,380
 Other                                                   27,936         25,812
                                                     -----------    -----------
    Total current assets                                125,747        126,091
                                                     -----------    -----------
Investments in unconsolidated affiliates                107,178        102,284

Other assets                                             40,337         42,718

Property, plant and equipment - net                     487,721        498,132

Excess of cost of businesses acquired over
 equity in net assets - net                             245,956        247,518
                                                     -----------    -----------
                                                     $1,006,939     $1,016,743
                                                     ===========    ===========




















                                    See accompanying notes.

                              MEDIA GENERAL, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (000's except shares)

                                                       March 31,    December 31,
                                                         1996           1995
                                                     -----------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                    $   27,056     $   25,324
 Accrued expenses and other liabilities                  77,329         72,764
 Income taxes payable                                     7,700          5,065

                                                     -----------    -----------
     Total current liabilities                          112,085        103,153
                                                     -----------    -----------
Long-term debt                                          299,750        326,750

Deferred income taxes                                   103,249        102,884

Other liabilities and deferred credits                  105,268        106,845

Stockholders' equity:
 Preferred stock ($5 cumulative convertible),
  par value $5 per share:
   Authorized 5,000,000 shares; none outstanding
 Common stock, par value $5 per share:
  Class A, authorized 75,000,000 shares; issued
   25,907,481 and 25,905,237 shares                     129,537        129,526
  Class B, authorized 600,000 shares; issued
   556,574 shares                                         2,783          2,783
 Additional paid-in capital                              10,447         10,068
 Unearned compensation                                   (2,194)        (2,573)
 Retained earnings                                      246,014        237,307
                                                     -----------    -----------
     Total stockholders' equity                         386,587        377,111
                                                     -----------    -----------

                                                     $1,006,939     $1,016,743
                                                     ===========    ===========








                                    See accompanying notes.

                                      MEDIA GENERAL, INC.
                        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                          (Unaudited)
                               (000's except for per share data)

                                                          Three Months Ended
                                                       March 31,      March 26,
                                                         1996           1995
                                                     -----------    -----------
Revenues                                             $  184,800     $  165,154

Operating costs:
 Production costs                                       103,241         91,215
 Selling, distribution and administrative                44,978         42,959
 Depreciation and amortization                           16,566         15,078
                                                     -----------    -----------
  Total operating costs                                 164,785        149,252
                                                     -----------    -----------
Operating income                                         20,015         15,902
                                                     -----------    -----------
Other income (expense):
 Interest expense                                        (5,661)        (3,585)
 Investment income-unconsolidated affiliates:
   Southeast Paper Manufacturing Co.                      8,123          1,115
   Denver Newspapers, Inc.:
    Equity in net income                                    128            621
    Preferred stock income                                1,244          1,088
 Other, net (note 4)                                       (264)         3,985
                                                     -----------    -----------
  Total other income (expense)                            3,570          3,224
                                                     -----------    -----------
Income before income taxes                               23,585         19,126
                                                     -----------    -----------
Income taxes                                              8,529          6,451
                                                     -----------    -----------

Net income                                           $   15,056     $   12,675
                                                     ===========    ===========
Earnings per common share and equivalent             $     0.57     $     0.48
                                                     ===========    ===========
Dividends paid per common share                      $     0.12     $     0.12
                                                     ===========    ===========
Weighted average common shares
 and equivalents                                         26,546         26,424



                                    See accompanying notes.

                              MEDIA GENERAL, INC.
                       CONSOLIDATED CONDENSED STATEMENTS
                                 OF CASH FLOWS
                                  (Unaudited)
                                    (000's)

                                                         Three Months Ended
                                                       March 31,      March 26,
                                                         1996           1995
                                                     -----------    -----------
Cash flows from operating activities:

 Net income                                          $   15,056     $   12,675

 Adjustments to reconcile net income:
  Depreciation and amortization                          16,566         15,078
  Deferred income taxes                                     738            582
  Investment income -- unconsolidated affiliates         (9,495)        (2,824)
  Distribution from unconsolidated
   newsprint affiliate                                    4,600            ---
  Change in assets and liabilities                        7,365         (1,879)
                                                     -----------    -----------
Net cash provided by operating activities                34,830         23,632
                                                     -----------    -----------
Cash flows from investing activities:
 Capital expenditures                                    (4,363)        (7,054)
 Other, net (note 4)                                        204          4,956
                                                     -----------    -----------
Net cash used by investing activities                    (4,159)        (2,098)
                                                     -----------    -----------
Cash flows from financing activities:
 Net decrease in long-term debt                         (27,000)           ---
 Dividends paid                                          (3,173)        (3,172)
 Other, net                                                (313)           648
                                                     -----------    -----------
Net cash used by financing activities                   (30,486)        (2,524)
                                                     -----------    -----------
Net increase in cash and cash equivalents                   185          19,010
Cash and cash equivalents at beginning of year            3,367          11,663
                                                     -----------    -----------
Cash and cash equivalents at end of period           $    3,552     $    30,673
                                                     ===========    ===========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
 Interest (net of amount capitalized)                $    6,037     $    3,468
 Income taxes                                             4,360          1,743






                         See accompanying notes.

                              MEDIA GENERAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

     1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

     2.   Inventories are principally raw materials.

     3. At March 31, 1996, 1,118,610 shares of Class A common stock were reserved for issuance upon exercise of unqualified stock options granted.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW

Media General, Inc., is an independent, publicly owned communications company with interests in metropolitan newspapers, broadcast television, cable television, newsprint production and diversified information services. The Company also has investments in newspaper publishing and newsprint manufacturing operations, the operating results of which are recognized under the equity method of accounting.

The Company's businesses are somewhat seasonal; the second and fourth quarters are typically stronger than the first and third quarters.

The Company's fiscal year ends on the last Sunday in December.


                              Media General, Inc.
                          Business Segment Information
                                  (Unaudited)


                                                         Three Months Ended
                                                       March 31,      March 26,
                                                         1996           1995
                                                     -----------    -----------
Revenues:
 Publishing                                          $    97,922    $    86,748
 Broadcast Television                                     16,104         15,798
 Cable Television                                         35,032         32,411
 Newsprint                                                35,742         30,197
                                                     -----------    -----------
 Total revenues                                      $   184,800    $   165,154
                                                     ===========    ===========

Operating income:
 Publishing                                          $     6,589    $     6,056
 Broadcast Television                                      4,313          5,447
 Cable Television                                          4,080          2,036
 Newsprint                                                 5,033          2,363
                                                     -----------    -----------
 Total operating income                              $    20,015    $    15,902
                                                     ===========    ===========

Note: Effective with the first quarter of 1996, the Company's newspaper and auxiliary operations, which were previously reported as separate segments, are now combined and reported as the publishing segment.

The following comparisons of operating results focus much of their attention on the comparative performance of the Company, excluding the results of the Virginia Newspapers, Inc. (VNI), operations which were acquired in October 1995.

REVENUES

     Consolidated revenues in the first quarter of 1996 rose 11.9% (up $10.1 million or 6.1% excluding VNI) to $184.8 million from $165.2 million in the comparable 1995 period.

     Publishing revenues for the first quarter of 1996 of $97.9 million were up 12.9% from $86.7 million in the prior year period. Excluding VNI, segment revenues increased approximately 2%. The 2% increase was primarily due to a 6.7% increase in circulation revenues (due to rate) at the Company's metropolitan newspaper group, which includes its three largest daily newspapers. Advertising revenues at our metropolitan newspapers were essentially flat with a $1.1 million increase in classified revenues offset by a decline in retail revenues.

     Broadcast television revenues increased $.3 million (1.9%) in the first quarter of 1996, from the comparable period of 1995. The rise was principally the result of a $.3 million increase in political advertising revenues which, combined with a modest increase in national spot sales (up at WFLA-TV in Tampa, due to increases in transportation, entertainment, and food products advertising) more than offset an approximate 2.5% decline in local advertising time sales, largely due to a reduction in automotive advertising at the Company's Jacksonville and Charleston stations.

     Revenues of the Company's cable television segment rose to $35 million in the first quarter of 1996 from $32.4 million in the comparable period of 1995. The improvement came from the Company's Fairfax County, Virginia, cable system (Fairfax Cable), largely the result of a 3.4% increase in the number of subscribers from the year-ago period (to 223,000 at March 31, 1996) together with a 2.8% subscriber rate increase on basic service and a 6.1% increase on expanded service. In addition, pay-per-view revenues were up 75% due to strong special event programming in the quarter.

     Newsprint segment revenues increased $5.5 million (18.4%) in the first quarter of 1996 from the year-ago period. The increase was attributable to the Company's Garden State Paper newsprint mill, located in Garfield, New Jersey, where average realized newsprint selling prices rose 41% above the prior year period (to an average of $672 per ton in the first quarter of 1996 from an average of $476 per ton in the same period of 1995). The rise in the average realized selling price was attributable to the cumulative effects of selling price changes (due to discount reductions or list price increases) implemented in 1995. The increase resulting from improved selling prices was partially offset by a decline in tons sold, which were down 13% from the prior year period due mainly to lower demand. Recent data indicate that newsprint selling prices may have peaked during the quarter and may moderate over the coming months.

OPERATING COSTS

     Total production costs increased $12 million (13.2%) in the first quarter of 1996 from $91.2 million in the comparable 1995 period (an $8.7 million increase excluding VNI). The $8.7 million increase includes the effects of: an approximate $4.5 million rise in the cost of newsprint at the Company's metropolitan newspapers, the result of a 40% increase in price per ton, offset by a 6.1% decline in tons consumed (the result of decreased advertising and circulation volume); a $2.3 million increase in programming costs in the broadcast and cable television segments due to the addition of new programs in the fall of 1995 at WFLA-TV, to higher programming rates and to the increased subscriber base at Fairfax Cable; and a $1.5 million increase in energy costs at the Garfield newsprint mill, due to both increased price and consumption. Compensation and employee benefit costs decreased $.4 million, reflecting the result of last year's rightsizing program implemented at the Company's Winston-Salem, North Carolina, daily newspaper and a similar 1996 effort at Fairfax Cable.

     Selling, distribution and administrative costs increased $2 million (4.7%) from the year-ago quarter (a $.1 million increase excluding VNI). The $.1 million increase attributable to continuing comparable operations includes $.5 million of severance costs in connection with the work force reduction at Fairfax Cable, offset by a decline in ongoing compensation and employee benefit costs, resulting from rightsizing at the Winston-Salem Journal and Fairfax Cable.

     Depreciation and amortization expense increased $1.5 million (9.9%) to $16.6 million in the first quarter of 1996 from the comparable period of 1995. Excluding VNI, depreciation and amortization decreased $.5 million, largely the result of certain newspaper intangible assets becoming fully amortized at the end of 1995.

OTHER INCOME (EXPENSE)

     Interest expense increased $2.1 million in the quarter ended March 31, 1996, from the comparable prior year period due primarily to the increase in average debt outstanding, up approximately $143 million, as a result of the acquisition of VNI.

     The Company's share of the operating results of its Southeast Paper (SEPCO) newsprint affiliate increased $7 million to $8.1 million in the first quarter of 1996 compared to $1.1 million in the same period in 1995. The substantial increase was due to the significant improvement in newsprint selling prices which occurred during 1995. At SEPCO, selling prices rose to an average of $676 per ton in the first quarter of 1996 from an average of $493 in the comparable year-ago quarter. As previously discussed, however, recent data indicate that newsprint selling prices recently may have peaked.

     Income earned from the Company's Denver Newspapers, Inc. (DNI), affiliate decreased $.3 million in the first quarter of 1996 to $1.4 million from $1.7 million in the prior year quarter, principally the result of a decline in DNI's net income applicable to common stockholders. The share of DNI's net income recognized by the Company in the first quarter of 1996 reflects a decline in DNI's operating margins, principally the result of the significant increase in the price of newsprint, which more than exceeded DNI's strong revenue growth (paced by classified and retail advertising).

     Other, net, declined $4.2 million in the first quarter of 1996 compared to the equivalent 1995 period, largely the result of the absence of 1995's first quarter $3.6 million pretax gain from the sale of the Company's interest in a Mexican newsprint affiliate and interest earned on short-term cash equivalents.

NET INCOME

     Net income for the quarter ended March 31, 1996, was $15.1 million compared to $12.7 million in the comparable period of 1995, an increase of $2.4 million or 18.8%. Excluding the impact of the $.09 per share gain on the sale of the Company's interest in a Mexican newsprint affiliate in the first quarter of 1995, net income was up approximately 48% in the 1996 first quarter. The earnings impact of VNI was not significant to the Company's first quarter 1996 net income.

     The following focuses on the pretax operating income of each of the Company's principal business segments, and on income taxes.

     Publishing segment operating income increased $.5 million in the first quarter of 1996, up 8.8% from the year-ago period (a 29% decrease excluding
VNI). The 29% decrease in publishing segment operating income was mainly due to increased newsprint costs, which more than offset the effects of a 2% rise in revenues and reduced compensation and employee benefit costs (mainly at the Winston-Salem Journal).

     Broadcast television segment operating income declined 21% in the first quarter of 1996, to $4.3 million from $5.4 million in the same period last year, principally the result of increased programming costs which more than offset a slight rise in advertising revenues.

     Year-over-year cable television segment operating income rose $2 million to $4.1 million in the first quarter of 1996 from the year-ago quarter. The improvement was principally due to a $2.6 million increase in revenues, largely the result of both rate and subscriber count increases, and to reduced compensation and employee benefit costs (down mainly due to the previously mentioned rightsizing program), the effects of which more than offset an increase in programming costs.

     Newsprint segment operating income more than doubled in the first quarter of 1996, to $5 million from $2.4 million, the result of strong revenue growth due to higher selling prices, which more than offset an 8.3% rise in operating costs, including a $1.5 million increase in energy costs.

     Income taxes rose $2.1 million in the first quarter of 1996 compared to the prior year period. Excluding the gain and related income taxes applicable to the Company's 1995 sale of its interest in a Mexican newsprint operation, income tax expense in the first quarter of 1996 rose $3.2 million (60%) from the 1995 period on pretax earnings increases of 52%. The Company's effective tax rate, excluding the previously mentioned gain item, rose to 36.2% in the first quarter of 1996 from 34.4% in the prior comparable period, principally the result of a decline in certain affiliate income subject to dividend exclusion.

LIQUIDITY AND CAPITAL RESOURCES

     Funds generated by operating activities during the first quarter of 1996 totaled $34.8 million, up $11.2 million from the comparable period of 1995. The rise was principally due to a decrease in the level of funds applied to reduce current liabilities, to a $4.6 million distribution from SEPCO, the Company's newsprint affiliate, and to a larger decrease in accounts receivable. Net cash used by investing activities increased $2.1 million in the first quarter of 1996 from the comparable year-ago quarter as a result of the absence of $3.6 million of 1995 proceeds from the sale of a Mexican newsprint affiliate, which more than offset a decline in capital expenditures.

     The primary use of cash in the first quarter of 1996 was $27 million for the reduction in long-term borrowings, $4.4 million for capital expenditures and $3.2 million for dividends to stockholders.

     Total debt at March 31, 1996, was $299.8 million, down $27 million from December 31, 1995, but up $127.3 million from the year-ago level of $172.5 million (the result of the acquisition of VNI). The Company's unused credit lines available from its committed five-year revolving credit facility ($165 million unused as of March 31, 1996), together with the agreement with an insurance company which makes available to the Company, on an uncommitted basis, the opportunity to borrow up to $150 million under senior notes at prevailing interest rates, will ensure continued flexibility should unexpected needs arise. Also, the Company has significant additional debt capacity should further growth opportunities arise.

OUTLOOK

     While recent data indicate that newsprint selling prices may have peaked during the quarter and may moderate over the coming months, the Company is optimistic that the remainder of 1996 will continue to be favorable.

                         PART II.    OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.  Financial Data Schedule

(b)  Reports on Form 8-K

On January 4, 1996, the Company filed a Form 8-K/A which contained financial statements and pro forma information omitted (in reliance upon Item 7(a)(4) and 7(b)(2) of Form 8-K) from the Form 8-K filed on November 7, 1995 (related to the October 26, 1995, acquisition by Virginia Newspapers, Inc., a newly formed, wholly owned subsidiary of Media General, Inc., of the assets of several Virginia newspapers from Worrell Enterprises, Inc., and its affiliates).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MEDIA GENERAL, INC.



DATE:  May 13, 1996                /s/ J. Stewart Bryan III
                                   ---------------------------------
                                   J. Stewart Bryan III, Chairman,
                                   President and Chief Executive Officer



DATE:  May 13, 1996                /s/ Marshall N. Morton
                                   ---------------------------------
                                   Marshall N. Morton,
                                   Senior Vice President and Chief
                                   Financial Officer