Form 10-K405/A
period 1995-12-31
MEDIA GENERAL INC
filed 1996-06-27
CIK 216539

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

                    For the transition period            to

                           Commission File No. 1-6383

                              MEDIA GENERAL, INC.
             (Exact name of registrant as specified in its charter)

      The registrant hereby amends the following items, financial statements, exhibits or other portions of its 1995 Annual Report on Form 10-K as set forth in the pages attached hereto:



      Exhibits:
          Amended index to exhibits to the Media General, Inc., 1995 Annual Report on Form 10-K.

          Exhibit 99 Annual Report of the Thrift Plan Plus For Employees of Media General, Inc., on Form 11-K for the year ended December 31, 1995.

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

  23     Consent of Ernst & Young LLP, independent auditors.

  27     Financial Data Schedule

  99 Annual Report of the Thrift Plan Plus for Employees of Media General, Inc., on Form 11-K for the year ended December 31, 1995.

         Note: Exhibits 10.1-10.33 are management contracts or compensatory plans, contracts or arrangements.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       MEDIA GENERAL, INC.
                                                --------------------------------
                                                           (Registrant)



                                                By:  /s/ Marshall N. Morton
                                                     ---------------------------
                                                     Marshall N. Morton
                                                     Senior Vice President and
                                                     Chief Financial Officer

Date:   June 26, 1996