Form 10-Q
period 1996-06-30
MEDIA GENERAL INC
filed 1996-08-14
CIK 216539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

                       Yes       X        No
                            -----------       -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1996.

                      Class A Common shares:   25,925,568
                      Class B Common shares:      556,574

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 MEDIA GENERAL, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (Unaudited)
                                (000's except shares)

                                                       June 30,     December 31,
                                                         1996           1995
                                                     -----------    ------------
ASSETS

Current assets:
 Cash and cash equivalents                           $    3,995     $    3,367
 Accounts receivable - net                               77,508         76,532
 Inventories                                             22,319         20,380
 Other                                                   28,651         25,812
                                                     -----------    -----------
     Total current assets                               132,473        126,091
                                                     -----------    -----------
Investments in unconsolidated affiliates                115,636        102,284

Other assets                                             38,009         42,718

Property, plant and equipment - net                     480,958        498,132

Excess of cost of businesses acquired over
 equity in net assets - net                             245,705        247,518
                                                     -----------    -----------
                                                     $1,012,781     $1,016,743
                                                     ===========    ===========




















                               See accompanying notes.

                                 MEDIA GENERAL, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (Unaudited)
                                (000's except shares)

                                                       June 30,     December 31,
                                                         1996           1995
                                                     -----------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                    $   23,326     $   25,324
 Accrued expenses and other liabilities                  75,319         72,764
 Income taxes payable                                     4,406          5,065

                                                     -----------    -----------
     Total current liabilities                          103,051        103,153
                                                     -----------    -----------
Long-term debt                                          294,750        326,750

Deferred income taxes                                   103,104        102,884

Other liabilities and deferred credits                  103,718        106,845

Stockholders' equity:
 Preferred stock ($5 cumulative convertible),
  par value $5 per share:
   Authorized 5,000,000 shares; none outstanding
 Common stock, par value $5 per share:
  Class A, authorized 75,000,000 shares; issued
   25,920,698 and 25,905,237 shares                     129,603        129,526
  Class B, authorized 600,000 shares;
   issued 556,574 shares                                  2,783          2,783
 Additional paid-in capital                              10,760         10,068
 Unearned compensation                                   (1,881)        (2,573)
 Retained earnings                                      266,893        237,307
                                                     -----------    -----------
     Total stockholders' equity                         408,158        377,111
                                                     -----------    -----------

                                                     $1,012,781     $1,016,743
                                                     ===========    ===========






                               See accompanying notes.

                                      MEDIA GENERAL, INC.
                        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                          (Unaudited)
                               (000's except for per share data)

                                               Second Quarter Ended        Six Months Ended
                                               June 30,     June 25,     June 30,     June 25,
                                                 1996          1995        1996         1995
                                             -----------  -----------  -----------  -----------
Revenues                                     $  192,632   $  173,479   $  377,432   $  338,633
                                             -----------  -----------  -----------  -----------
Operating costs:
 Production costs                               100,881       94,449      204,122      185,664
 Selling, distribution and administrative        45,767       44,006       90,745       86,965
 Depreciation and amortization                   16,431       14,714       32,997       29,792
                                             -----------  -----------  -----------  -----------
  Total operating costs                         163,079      153,169      327,864      302,421
                                             -----------  -----------  -----------  -----------
Operating income                                 29,553       20,310       49,568       36,212
                                             -----------  -----------  -----------  -----------
Other income (expense):
 Interest expense                                (5,415)      (3,598)     (11,076)      (7,183)
 Investment income --
  unconsolidated affiliates:
   Southeast Paper Manufacturing Co.              6,702        1,180       14,825        2,295
   Denver Newspapers, Inc.:
    Equity in net income                            512          462          640        1,083
    Preferred stock income                        1,244        1,089        2,488        2,177
 Other, net (note 4)                                113          667         (151)       4,652
                                             -----------  -----------  -----------  -----------
  Total other income (expense)                    3,156         (200)       6,726        3,024
                                             -----------  -----------  -----------  -----------
Income before income taxes                       32,709       20,110       56,294       39,236
                                             -----------  -----------  -----------  -----------
Income taxes                                     11,829        6,921       20,358       13,372
                                             -----------  -----------  -----------  -----------
Net income                                   $   20,880   $   13,189   $   35,936   $   25,864
                                             ===========  ===========  ===========  ===========

Earnings per common share and equivalent     $     0.78   $     0.50   $     1.35   $     0.98
                                             ===========  ===========  ===========  ===========
Dividends paid per common share              $     0.12   $     0.12   $     0.24   $     0.24
                                             ===========  ===========  ===========  ===========
Weighted average common shares
 and equivalents                                 26,621       26,482       26,584       26,453



                                    See accompanying notes.

                                 MEDIA GENERAL, INC.
                          CONSOLIDATED CONDENSED STATEMENTS
                                    OF CASH FLOWS
                                     (Unaudited)
                                       (000's)

                                                          Six Months Ended
                                                       June 30,       June 25,
                                                         1996           1995
                                                     -----------    -----------
Cash flows from operating activities:

 Net income                                          $   35,936     $   25,864

 Adjustments to reconcile net income:
  Depreciation and amortization                          32,997         29,792
  Deferred income taxes                                     758          1,547
  Investment income --
   unconsolidated affiliates                            (17,953)        (5,555)
  Distribution from unconsolidated
   newsprint affiliate                                    4,600            ---
  Change in assets and liabilities                       (4,755)        (9,763)
                                                     -----------    -----------
Net cash provided by operating activities                51,583         41,885
                                                     -----------    -----------
Cash flows from investing activities:
 Capital expenditures                                   (12,019)       (14,063)
 Other, net (note 4)                                       (563)         5,285
                                                     -----------    -----------
Net cash used by investing activities                   (12,582)        (8,778)
                                                     -----------    -----------
Cash flows from financing activities:
 Net decrease in long-term debt                         (32,000)           ---
 Dividends paid                                          (6,350)        (6,346)
 Other, net                                                 (23)           843
                                                     -----------    -----------
Net cash used by financing activities                   (38,373)        (5,503)
                                                     -----------    -----------
Net increase in cash and cash equivalents                   628         27,604
Cash and cash equivalents at beginning of year            3,367         11,663
                                                     -----------    -----------
Cash and cash equivalents at end of period           $    3,995     $   39,267
                                                     ===========    ===========
Supplemental disclosures of cash flow information:

Cash paid during the period for:
 Interest (net of amount capitalized)                $   11,690     $    7,531
 Income taxes (net of refunds)                           19,393         12,928

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

     2.   Inventories are principally raw materials.

     3. At June 30, 1996, 1,106,710 shares of Class A common stock were reserved for issuance upon exercise of unqualified stock options granted.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW

Media General, Inc., is an independent, publicly owned communications company, situated primarily in the Southeast, with interests in metropolitan newspapers, broadcast television, cable television, recycled newsprint production and diversified information services. The Company also has investments in newspaper publishing and newsprint manufacturing operations, the operating results of which are recognized under the equity method of accounting.

The Company's businesses are somewhat seasonal; the second and fourth quarters are typically stronger than the first and third quarters.

The Company's fiscal year ends on the last Sunday in December.

                              Media General, Inc.
                          Business Segment Information
                                  (Unaudited)

                                        Quarters Ended       Six Months Ended
                                     -------------------   --------------------
                                      June 30,   June 25,   June 30,   June 25,
                                        1996       1995       1996       1995
                                     ---------  ---------  ---------  ---------
Revenues:
 Publishing                          $ 100,845  $  87,423  $ 198,767  $ 174,171
 Broadcast Television                   21,176     18,729     37,280     34,527
 Cable Television                       36,320     32,902     71,352     65,313
 Newsprint                              34,291     34,425     70,033     64,622
                                     ---------  ---------  ---------  ---------
  Total revenues                     $ 192,632  $ 173,479  $ 377,432  $ 338,633
                                     =========  =========  =========  =========

Operating income:
 Publishing                          $  11,543  $   7,719  $  18,132  $  13,775
 Broadcast Television                    7,549      8,022     11,862     13,469
 Cable Television                        6,556      2,276     10,636      4,312
 Newsprint                               3,905      2,293      8,938      4,656
                                     ---------  ---------  ---------  --------
  Total operating income             $  29,553  $  20,310  $  49,568  $  36,212
                                     =========  =========  =========  =========

      Note:    Effective in 1996, the Company's newspaper and auxiliary
      operations, which were previously reported as separate segments, are now combined and reported as the publishing segment.



The following comparisons of operating results focus much of their attention on the comparative performance of the Company, excluding the results of Virginia Newspapers, Inc. (VNI), acquired in October 1995, and Professional Communications Services (PCS), acquired in May 1996.

REVENUES

Consolidated revenues increased $19.2 million (11%) and $38.8 million (11.5%) in the second quarter and first half of 1996, respectively, compared to the same periods of 1995. Excluding VNI and PCS, consolidated revenues increased $7.2 million (4.1%) and $17.3 million (5.1%) in the current quarter and year-to-date periods ended June 30, 1996, from the comparable 1995 periods.

Publishing revenues for the quarter and six-month periods ended June 30, 1996, rose 15.4% and 14.1% (3.5% and 2.7% excluding VNI), respectively, from the comparable 1995 periods. The revenue increases exclusive of VNI were primarily attributable to the Company's metropolitan daily newspaper group, where advertising revenues rose as a result of increased linage (up 1.3% and .2%) and advertising rates (up an average of 1.7% and 1.1%) in the quarter and first six months ended June 30, 1996. Increases in classified (led by the automotive and employment categories) and general advertising (primarily in Tampa) more than offset declines in retail advertising, which were due to reduced department store, grocery and electronics ad spending. Circulation revenues rose 5.7% and 6.2% in the second quarter and first half of 1996 from the comparable periods of 1995. The rise was principally the result of increases in circulation rates approximating 8.5% in both periods, the effects of which more than offset circulation volume declines of 2.6% and 2.2% in the second quarter and first six months of 1996.

Broadcast Television segment revenues increased $2.4 million (13.1%) and $2.8 million (8%)(4.3% and 3.2% excluding PCS) in the second quarter and first half of 1996, from the comparable periods of 1995. The revenue growth was principally the result of increases in national spot sales (led by the automotive, transportation and financial categories) and in political advertising at the Company's flagship station, WFLA-TV in Tampa which, together, more than offset a decrease in revenues at the Company's WJKS-TV station in Jacksonville.

Cable Television revenues rose $3.4 million (10.4%) and $6 million (9.2%) in the second quarter and first six months of 1996 from the comparable 1995 periods. The increases were principally attributable to the Company's Fairfax County, Virginia, cable system (Fairfax Cable), where revenues grew 11.5% and 10.8% in the quarterly and year-to-date periods ended June 30, 1996, from the prior year's comparable periods. The revenue growth was largely the result of a 3.1% increase in the number of Fairfax Cable subscribers from the year-ago period (to 223,800 at June 30, 1996), together with a 2.8% rate increase on basic subscriber service (implemented January 1, 1996) and higher rates in the current quarter and first half of 1996 on expanded cable programming services of approximately 7% above the comparable prior year periods. In addition, Fairfax Cable's pay-per-view revenues grew 16.2% and 43% in the second quarter and first six months of 1996 from the same year-ago periods due to strong movie and special event programming.

Newsprint segment revenues declined $.1 million (.4%) in the second quarter of 1996 but rose $5.4 million (8.4%) in the first six months compared to the equivalent year-ago periods. The current quarter revenue decline and the year-to-date increase were both attributable to the Company's Garden State Paper (Garden State) newsprint mill, located in Garfield, New Jersey. The second quarter revenue decline resulted from an 8.7% decrease in tons sold which more than offset the effect of a 13.2% rise in the average realized selling price. The year-to-date revenue rise was attributable to a 26.3% increase in the average realized selling price from the year-ago period which more than offset the effect of an 11.6% decline in tons sold. Garden State's revenue results for the most recent quarter chiefly reflect industry trends as customers implement conservation measures and reduce inventories to take advantage of softening average realized newsprint selling prices that peaked in March of the current year and have since declined. Some further erosion in average realized newsprint selling prices in the second half of 1996 is likely should demand remain soft.

OPERATING COSTS

Production costs increased $6.4 million (6.8%) and $18.5 million (9.9%) in the second quarter and first six months of 1996 compared to the equivalent 1995 periods. Excluding VNI and PCS, production costs rose $1.7 million (1.8%) and $10.5 million (5.7%) in those same periods. The $1.7 million second quarter increase reflects the effects of: a $3.2 million (22%) rise in the cost of newsprint consumed by the Company's metropolitan newspapers, principally the result of a 26.6% rise in the average price per ton from the year-ago quarter;
a $1.8 million (21.9%) increase in programming costs at the Company's broadcast and cable television operations due to the addition of new programs in the fall of 1995 at WFLA-TV and to higher programming rates and the increased subscriber base at Fairfax Cable; a $1.1 million (18.8%) increase in energy costs, primarily attributable to increased fuel prices and consumption at the Company's newsprint operations; and increases in maintenance and repair expenses (primarily at the Company's newsprint operations). Together, these increases more than offset the effects of: a $2.3 million (28%) decrease in the cost of recovered newspapers (ONP) consumed at the Company's newsprint operations, principally the result of a 25% average cost per ton decrease for ONP from the second quarter of 1995; and a $1.7 million (5.4%) decline in employee compensation and benefit costs, the result of a 1995 reengineering initiative implemented at the Company's Winston-Salem, North Carolina daily newspaper, a similar 1996 effort at Fairfax Cable, and ongoing process reengineering at the Company's Tampa newspaper. The $10.5 million year-to-date increase in production costs reflects the effects of: a $7.8 million (27%) increase in the cost of newsprint consumed by the Company's metropolitan newspaper group; a $4.1 million (25.8%) increase in broadcast and cable television programming costs; a $2.6 million (21.5%) rise in energy costs at the Company's newsprint operations due to increased fuel prices and consumption; and increased maintenance and repair expenses, also at the Company's newsprint operations. Together, these year-to-date increases more than offset the effects of a $1.6 million (11.1%) decline (due to price) in the cost of ONP consumed in newsprint manufacturing, and a $1.9 million (3%) decrease in employee compensation and benefit costs as a result of the reengineering programs mentioned previously.

Selling, distribution and administrative costs increased $1.8 million (4%) and $3.8 million (4.3%) in the second quarter and first half of 1996 from the same periods of 1995. Excluding VNI and PCS, selling, distribution and administrative costs decreased $.7 million (.9%) and $.7 million (1.6%) in the second quarter and first six months of 1996 from the comparable year-ago periods. The decrease in both periods was directly attributable to employee compensation and benefits expense, which declined $1.5 million (6%) and $2.2 million (4.5%) in the second quarter and first six months of 1996, reflecting declines within the Publishing and Cable Television segments. These declines more than offset increases in other selling, distribution and administrative expenses.

Depreciation and amortization expense rose $1.7 million (11.7%) and $3.2 million (10.8%) in the quarter and year-to-date periods ended June 30, 1996, from the comparable year-ago periods. The rise was attributable to depreciation and amortization of increased goodwill and identified intangibles relating to VNI (acquired in October 1995).

OTHER INCOME (EXPENSE)

Interest expense rose $1.8 million and $3.9 million in the quarter and year-to-date periods ended June 30, 1996, from the comparable prior-year periods. The rise was due primarily to the increase in average debt outstanding which, as a result of the VNI acquisition, rose $128.2 million and $134.9 million in the quarter and six months ended June 30, 1996. The increase in average debt outstanding more than offset the effect of a reduction in the Company's average borrowing rate to 7.1% in the first six months of 1996 from 8.3% in the comparable year-ago period.

The Company's share of the profits of its Southeast Paper (SEPCO) newsprint affiliate increased to $6.7 million and $14.8 million in the second quarter and first half of 1996, respectively, from profits of $1.2 million and $2.3 million in the comparable year-ago periods. The increases were directly attributable to improved newsprint selling prices which rose 17% during the second quarter of 1996 and 26% in the first half of 1996 compared to the same periods in 1995. SEPCO's results were also aided somewhat by increases in tonnage sold, up 1% and 1.7% in the second quarter and first half of 1996 from the comparable prior year periods, and by reduced raw material costs. Similar to the recent experience at the Company's wholly owned Garden State Paper mill, SEPCO's average realized newsprint selling price peaked in the first quarter of 1996, and gradually declined as newsprint demand softened.

Income earned from the Company's Denver Newspapers, Inc. (DNI), affiliate totaled $1.8 million and $3.1 million in the second quarter and first six months of 1996; of the foregoing, $1.2 million and $2.5 million was derived from the Company's DNI preferred stock investment; the balance came from the Company's share of DNI's net income applicable to common stockholders. This compares to income earned from DNI totaling $1.6 million and $3.3 million in the second quarter and first half of 1995, of which $1.1 million and $2.2 million was derived from the preferred stock investment. DNI's improved second quarter operating results were aided by strong advertising growth which more than offset the effect of increased newsprint costs. Conversely, in the year to date, DNI's operating income declined from the comparable 1995 period as a result of increased costs (principally newsprint) that more than offset the growth in advertising revenues.

Other, net, declined $.6 million in the second quarter of 1996 from the year-ago period as a result of the absence of interest earned in 1995 on short-term investments which were held by the Company prior to the October 1995 VNI acquisition. The $4.8 million comparative decline in the current year to date is primarily the result of the absence of 1995's $3.6 million pretax gain on the sale of the Company's interest in a Mexican newsprint affiliate and interest income on short-term investments.

NET INCOME

Net income for the second quarter and first six months of 1996 rose to $20.9 million and $35.9 million, respectively, from $13.2 million and $25.9 million in the comparable periods of 1995. Excluding the impact in the first half of 1995 of the $2.5 million ($0.09 per share) after-tax gain from the sale of the previously mentioned interest in a Mexican newsprint affiliate, net income in the second quarter and first six months of 1996 increased 58.3% and 53.8% above the comparable 1995 periods.

The following discussion focuses on the pretax operating income of each of the Company's principal business segments, and on income taxes.

Publishing segment operating income increased $3.8 million (49.5%) and $4.4 million (31.6%) in the second quarter and first six months of 1996, respectively, from the comparable 1995 periods. The second quarter increase was attributable to the addition of VNI (acquired in October 1995), and to improved results at the Company's Tampa and Winston-Salem newspapers. The year-to-date increase was also attributable to the addition of VNI together with improved Winston-Salem results. In both periods, operating income was affected by increased newsprint costs which, for the Company's metropolitan newspaper group, rose 22% and 27% in the second quarter and first six months of 1996 above the comparable 1995 periods.

Year-over-year Broadcast Television segment operating income decreased $.5 million (5.9%) and $1.6 million (11.9%) in the quarterly and year-to-date periods ended June 30, 1996. The impact of PCS was not significant. The decline in operating income resulted from increased programming costs (up approximately 120%) that more than offset combined revenue increases which, despite a decline at the Company's Jacksonville television station, grew 4.3% and 3.2% in the second quarter and first half of 1996.

Cable Television segment profits rose $4.3 million and $6.3 million in the second quarter and first half of 1996 from the comparable year-earlier periods. The increases reflect revenue growth at Fairfax Cable, up 11.5% and 10.8% in the quarter and first half of 1996 as a result of both rate and subscriber count increases, and reduced compensation and employee benefit costs (down as a result of the previously mentioned reengineering program).

Newsprint segment operating income increased $1.6 million (70.3%) and $4.3 million (92%) in the second quarter and first six months of 1996 from the comparable 1995 periods. The increases resulted from significantly higher average newsprint selling prices realized in the current quarter and first half (up 13.2% and 26.3% from prior year levels), combined with meaningful declines in the price of ONP, this segment's principal raw material. Combined, these factors more than offset the effect of increased energy and maintenance costs.

Income taxes rose $4.9 million and $7 million in the second quarter and first half of 1996 from the comparable 1995 periods. Excluding the gain and related income taxes applicable to the Company's first quarter 1995 sale of its interest in a Mexican newsprint operation, income tax expense rose $8.1 million (66%) from the comparable 1995 year-to-date period. The Company's effective tax rate increased to approximately 36.2% in both the second quarter and first half of 1996, from approximately 34.4% in the same periods of 1995, principally the result of increased pretax income.

LIQUIDITY AND CAPITAL RESOURCES

Funds generated by operating activities during the first six months of 1996 totaled $51.6 million, up $9.7 million from the comparable period of 1995. The increase was due principally to a $4.6 million distribution from SEPCO, the Company's newsprint affiliate, and a reduction in funds applied toward working capital needs. Funds generated by investing activities during the first half of 1995 include $3.6 million from the sale of the Company's interest in a Mexican newsprint operation.

During the first six months of 1996, the primary use of cash was $12 million for capital expenditures and $6.4 million for the payment of dividends to stockholders. In addition, $32 million of funds generated in excess of current needs during the first six months of 1996 were used to reduce debt.

Total long-term debt at June 30, 1996, was $294.75 million, down $32 million from December 31, 1995, but up $122.25 million from the year-ago level of $172.5 million at June 25, 1995 (the result of the VNI acquisition). On July 31, 1996, the Company refinanced $43.75 million of 9.27% notes outstanding, together with accumulated interest, with borrowings under its revolving credit facility. At June 30, 1996, the Company had available unused credit lines from its committed five-year revolving credit facility of $170 million ($124 million on July 31, 1996, after the previously mentioned refinancing), together with an arrangement with an insurance company which makes available to the Company, on an uncommitted basis, the opportunity to borrow up to $150 million under senior notes at prevailing interest rates. The Company anticipates that internally generated funds provided by operations during 1996, together with existing borrowing arrangements, will be more than adequate to finance projected capital expenditures, dividends to stockholders, and working capital needs.

ACQUISITIONS

On May 15, 1996, the Company acquired the assets of Professional Communications Services (PCS), Inc., for approximately $2 million cash. PCS is a small Tampa-based company that provides equipment and studio design and construction services for broadcast television stations. PCS will benefit the Company's broadcast and cable television operations particularly through equipment purchasing efficiencies.

On August 1, 1996, the Company acquired for approximately $38 million cash, borrowed under existing credit lines, 100% of the stock of Register Publishing Company which publishes the Danville Register & Bee, a morning newspaper located in Danville, Virginia, with a circulation of approximately 23,000 copies daily and 27,000 on Sunday. This acquisition will complement the Company's other daily newspapers in Virginia, particularly those acquired last fall in the VNI acquisition.

On July 22, 1996, the Company announced an agreement to acquire Park Acquisitions, Inc., parent of Park Communications, Inc., in a transaction valued at approximately $710 million. The acquisition is expected to close this winter, subject to regulatory approvals. This acquisition will enhance the Company's current television station and newspaper holdings by adding ten network affiliated broadcast television stations, 28 daily community newspapers and 82 weekly newspapers.

Together, these acquisitions represent a major step forward in the Company's mission to be a leading provider of news, information and entertainment in the Southeast.

OUTLOOK

Prospects for the balance of 1996 remain positive for Media General. Improved year-over-year profitability in the Company's publishing operations should continue, as should that of its cable television operations. The Company's broadcast television results during the second half should be benefited (particularly at its Tampa, Florida, NBC affiliate) by the Olympic Games as well as by heightened political campaign advertising. However, the Company's newsprint operations may experience further declines in newsprint selling prices and profitability during the second half as customers continue to implement conservation measures and reduce inventories.







                         PART II.    OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of Media General, Inc., was held on May 17, 1996, for the purpose of electing a board of directors.

     Each nominee for director was elected by the following vote:

                                                       Class A        Class A
                                                     Shares Voted   Shares Voted
                                                        "FOR"        "WITHHELD"
                                                     -----------    ------------
Class A Directors
- -----------------
Charles A. Davis                                      20,156,326      4,119,984
Robert V. Hatcher, Jr.                                19,924,084      4,352,226
John G. Medlin, Jr.                                   19,919,194      4,357,116

                                                       Class B        Class B
                                                     Shares Voted   Shares Voted
                                                        "FOR"        "WITHHELD"
                                                     -----------    ------------
Class B Directors
- -----------------
Robert P. Black                                          552,340            ---
D. Tennant Bryan                                         552,340            ---
J. Stewart Bryan III                                     552,340            ---
James S. Evans                                           552,340            ---
Wyndham Robertson                                        552,340            ---
Henry L. Valentine, II                                   552,340            ---

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 27  Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.







                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       MEDIA GENERAL, INC.



DATE:  August 13, 1996             /s/ J. Stewart Bryan III
                                   -----------------------------------
                                   J. Stewart Bryan III, Chairman,
                                   President and Chief Executive Officer



DATE:  August 13, 1996             /s/ Marshall N. Morton
                                   -----------------------------------
                                   Marshall N. Morton,
                                   Senior Vice-President and Chief
                                   Financial Officer