Form 10-Q
period 1996-09-29
MEDIA GENERAL INC
filed 1996-11-08
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 1996

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

                                      N/A
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1996.

                       Class A Common shares: 25,937,166
                         Class B Common shares: 556,574

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               MEDIA GENERAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                              (000's except shares)
                                                      September 29, December 31,
                                                          1996           1995
                                                       ----------     ----------
ASSETS

Current assets:
    Cash and cash equivalents                          $    4,460     $    3,367
    Accounts receivable - net                              75,219         76,532
    Inventories                                            19,570         20,380
    Other                                                  25,652         25,812
                                                       ----------     ----------
         Total current assets                             124,901        126,091
                                                       ----------     ----------

Investments in unconsolidated affiliates                  109,565        102,284

Other assets                                               42,495         42,718

Property, plant and equipment - net                       474,918        498,132

Excess of cost of businesses acquired over
  equity in net assets - net                              276,671        247,518
                                                       ----------     ----------
                                                       $1,028,550     $1,016,743
                                                       ==========     ==========


                             See accompanying notes.

                               MEDIA GENERAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                              (000's except shares)

                                                                          September 29, December 31,
                                                                              1996         1995
                                                                            ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                        $  21,798    $  25,324
    Accrued expenses and other liabilities                                     82,276       72,764
    Income taxes payable                                                        3,651        5,065
                                                                            ---------    ---------
         Total current liabilities                                            107,725      103,153
                                                                            ---------    ---------
Long-term debt                                                                298,000      326,750

Deferred income taxes                                                         100,241      102,884

Other liabilities and deferred credits                                        105,112      106,845

Stockholders' equity:
    Preferred stock ($5 cumulative convertible), par value $5 per share:
      Authorized 5,000,000 shares; none outstanding
    Common stock, par value $5 per share:
      Class A, authorized 75,000,000 shares; issued
        25,930,359 and 25,905,237 shares                                      129,652      129,526
      Class B, authorized 600,000 shares;
        issued 556,574 shares                                                   2,783        2,783
    Additional paid-in capital                                                 10,975       10,068
    Unearned compensation                                                      (1,567)      (2,573)
    Retained earnings                                                         275,629      237,307
                                                                            ---------    ---------
         Total stockholders' equity                                           417,472      377,111
                                                                            ---------    ---------
                                                                          $ 1,028,550  $ 1,016,743
                                                                          ===========  ===========


                             See accompanying notes

                               MEDIA GENERAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (000's except for per share data)

                                                      Third Quarter Ended        Nine Months Ended
                                                     ----------------------    ----------------------
                                                     Sept. 29,    Sept. 24,    Sept. 29,    Sept. 24,
                                                        1996        1995          1996         1995
                                                     ---------    ---------    ---------    ---------
Revenues                                             $ 188,003    $ 168,458    $ 565,435    $ 507,091
                                                     ---------    ---------    ---------    ---------
Operating costs:
    Production costs                                   102,032       97,815      306,154      283,479
    Selling, distribution and administrative            46,601       44,604      137,346      131,569
    Depreciation and amortization                       16,171       14,564       49,168       44,356
                                                     ---------    ---------    ---------    ---------
          Total operating costs                        164,804      156,983      492,668      459,404
                                                     ---------    ---------    ---------    ---------
Operating income                                        23,199       11,475       72,767       47,687
                                                     ---------    ---------    ---------    ---------
Other income (expense):
    Interest expense                                    (5,264)      (3,030)     (16,340)     (10,213)
    Investment  income -unconsolidated affiliates:
          Southeast Paper Manufacturing Co.              3,452        3,868       18,277        6,163
          Denver Newspapers, Inc.:
            Equity in net income                           232          120          872        1,203
            Preferred stock income                       1,244        1,088        3,732        3,265
    Other, net (note 4)                                  1,610          448        1,459        5,100
                                                     ---------    ---------    ---------    ---------
          Total other income                             1,274        2,494        8,000        5,518
                                                     ---------    ---------    ---------    ---------
Income before income taxes                              24,473       13,969       80,767       53,205
                                                     ---------    ---------    ---------    ---------
Income taxes                                             8,850        5,121       29,208       18,493
                                                     ---------    ---------    ---------    ---------
Net income                                           $  15,623    $   8,848    $  51,559    $  34,712
                                                     =========    =========    =========    =========
Earnings per common share and equivalent             $    0.59    $    0.33    $    1.94    $    1.31
                                                     =========    =========    =========    =========
Dividends paid per common share                      $    0.13    $    0.12    $    0.37    $    0.36
                                                     =========    =========    =========    =========
Weighted average common shares
    and equivalents                                     26,564       26,529       26,577       26,478


                             See accompanying notes.

                               MEDIA GENERAL, INC.
                        CONSOLIDATED CONDENSED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)
                                     (000's)


                                                                Nine Months Ended
                                                        -----------------------------------
                                                        September 29,         September 24,
                                                            1996                   1995
                                                          --------               --------
Cash flows from operating activities:
    Net income                                            $ 51,559               $ 34,712

    Adjustments to reconcile net income:
         Depreciation and amortization                      49,168                 44,356
         Deferred income taxes                              (1,754)                 3,038
         Investment income --
           unconsolidated affiliates                       (22,881)               (10,631)
         Distributions from unconsolidated
           newsprint affiliate                              15,600
         Change in assets and liabilities                     (278)                 2,677
                                                          --------               --------
Net cash provided by operating activities                   91,414                 74,152
                                                          --------               --------
Cash flows from investing activities:
    Capital expenditures                                   (18,786)               (21,064)
    Purchase of businesses                                 (39,944)                  --
    Other, net                                               6,766                  5,196
                                                          --------               --------
Net cash used by investing activities                      (51,964)               (15,868)
                                                          --------               --------
Cash flows from financing activities:
    Net decrease in long-term debt                         (28,750)               (43,750)
    Dividends paid                                          (9,793)                (9,520)
    Other, net                                                 186                  1,155
                                                          --------               --------
Net cash used by financing activities                      (38,357)               (52,115)
                                                          --------               --------
Net increase in cash and cash equivalents                    1,093                  6,169
Cash and cash equivalents at beginning of year               3,367                 11,663
                                                          --------               --------
Cash and cash equivalents at end of period                $  4,460               $ 17,832
                                                          ========               ========
Supplemental disclosures of cash flow information:

Cash paid during the period for:
    Interest (net of amount capitalized)                  $ 16,825               $ 10,958
    Income taxes (net of refunds)                           32,018                 15,478


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

         3. At September 29, 1996, 1,085,142 shares of Class A common stock were reserved for issuance upon exercise of unqualified stock options granted.

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Media General, Inc., is an independent,  publicly owned communications  company, situated  primarily  in the  Southeast,  with  interests  in  daily  and  weekly
newspapers,   broadcast   television,   cable  television,   recycled  newsprint
production  and  diversified   information   services.   The  Company  also  has
investments in newspaper publishing and newsprint manufacturing operations,  the operating results of which are recognized under the equity method of accounting.

The Company's businesses are somewhat seasonal; the second and fourth quarters are typically stronger than the first and third quarters.

The Company's fiscal year ends on the last Sunday in December.

                                      Media General, Inc.
                                  Business Segment Information
                                          (Unaudited)
                                         Quarters Ended                   Nine Months Ended
                                  ---------------------------        --------------------------
                                  Sept. 29,         Sept. 24,        Sept. 29,        Sept. 24,
                                     1996             1995              1996             1995
                                  ---------         ---------        ---------        ---------
Revenues:
    Publishing                    $  98,569         $  83,006        $ 297,336        $ 257,177
    Broadcast Television             22,012            15,410           59,292           49,937
    Cable Television                 36,935            33,104          108,287           98,417
    Newsprint                        30,487            36,938          100,520          101,560
                                  ---------         ---------        ---------        ---------
         Total revenues           $ 188,003         $ 168,458        $ 565,435        $ 507,091
                                  =========         =========        =========        =========

Operating income:
    Publishing                    $  10,992         $   1,709        $  29,124        $  15,484
    Broadcast Television              5,970             4,821           17,832           18,290
    Cable Television                  6,699             3,113           17,335            7,425
    Newsprint                          (462)            1,832            8,476            6,488
                                  ---------         ---------        ---------        ---------
         Total operating income   $  23,199         $  11,475        $  72,767        $  47,687
                                  =========         =========        =========        =========

            Note:       Effective in 1996, the Company's newspaper and auxiliary operations, which were previously reported as separate segments, are now combined and reported as the publishing segment.

The following comparisons of operating results focus much of their attention on the comparative performance of the Company, excluding the results of Virginia Newspapers, Inc. (VNI), acquired in October 1995, Professional Communications Services (PCS), acquired in May 1996, and the Danville Register & Bee (Danville), acquired in August 1996.

REVENUES

Consolidated revenues increased $19.5 million (11.6%) and $58.3 million (11.5%) in the third quarter and first nine months of 1996, respectively, compared to the same periods of 1995. Excluding VNI, PCS and Danville, consolidated revenues increased $3.8 million (2.3%) and $21.1 million (4.2%) in the current quarter and year-to-date periods ended September 29, 1996, from the comparable 1995 periods.

Publishing revenues for the quarter and nine-month periods ended September 29, 1996, rose 18.7% and 15.6% (4.7% and 3.3% excluding VNI and Danville), respectively, from the comparable 1995 periods. The revenue increases exclusive of VNI and Danville were primarily attributable to the Company's metropolitan daily newspaper group, where advertising revenues rose as a result of increased linage (up 4.7% and 1.6%) and advertising rates (up an average of 1.1% and 1.2%) in the quarter and first nine months ended September 29, 1996. The third quarter advertising revenue increase was principally attributable to a strong performance in classified (largely in employment), as well as increases in general and retail. In the year to date, a decline in retail was more than offset by increases in classified and, to a lesser degree, in general advertising revenues. Also, circulation revenues rose 3.9% and 5.4% in the third quarter and nine months of 1996 from the comparable periods of 1995. The rise was principally the result of increases in circulation rates, approximating 5.9% and 7.7% in the third quarter and year to date, which more than offset circulation volume declines of 1.9% and 2.1% in the third quarter and first nine months of 1996.

Broadcast Television revenues increased $6.6 million (42.8%) and $9.4 million (18.7%)(16.5% and 7.3% excluding PCS) in the third quarter and first nine months of 1996, from the comparable periods of 1995. The revenue growth in both the quarter and year-to-date, excluding PCS, was principally the result of increases in national and local spot sales (led by the automotive category) and in political advertising at the Company's flagship station, WFLA-TV in Tampa, which more than offset decreased revenues at the Company's WJKS-TV station in Jacksonville, largely attributable to advertiser reluctance in the face of that station's impending loss of its ABC network affiliation.

Cable Television revenues rose $3.8 million (11.6%) and $9.9 million (10%) in the third quarter and first nine months of 1996 from the comparable 1995 periods. The increases were principally attributable to the Company's Fairfax County, Virginia, cable system (Fairfax Cable), where revenues grew 12.5% and 11.4% in the quarterly and year-to-date periods ended September 29, 1996, from the prior year's comparable periods. The revenue growth was largely the result of a 3% increase in the number of Fairfax Cable subscribers from a year ago (to 225,288 at September 29, 1996), together with average rate increases of 8.8% and 4.8% in the third quarter and year-to-date periods, respectively, on basic subscriber service and higher rates in the current quarter and first nine months of 1996 on expanded cable programming services of approximately 11.6% and 8.3% above the comparable prior year periods.

Newsprint segment revenues declined $6.5 million (17.5%) and $1 million (1%) in the third quarter and first nine months of 1996 compared to the equivalent year-ago periods. The revenue decline was attributable to the Company's Garden State Paper (Garden State) newsprint mill. The third quarter revenue decline resulted from a 7.8% decrease in tons sold, as well as a 10.7% decrease in the average realized selling price. In the year to date, despite a 12.4% increase in the average realized selling price, revenues declined as a result of a 10.3% decrease in tons sold as well as a reduction in outside sales of waste paper (principally corrugated). Garden State's revenue results reflect the declining selling prices and weak demand experienced by the newsprint industry since the second quarter of 1996. Some further erosion in average realized newsprint selling prices is expected in the fourth quarter of 1996.

OPERATING COSTS

Production costs increased $4.2 million (4.3%) and $22.7 million (8%) in the third quarter and first nine months of 1996 compared to the equivalent 1995 periods. Excluding VNI, PCS and Danville, third quarter production costs decreased $3.1 million (3.2%), while year-to-date costs rose by $6.8 million (2.4%) compared to the equivalent year-ago periods. The $3.1 million third quarter decrease was due primarily to a $5.7 million (48%) decrease in the cost of waste news consumed by the Company's Garden State Paper newsprint mill, the result of the lower average cost per ton of recovered newspapers (ONP). This decrease more than offset the effects of a $2.2 million (29%) increase in programming costs at the Company's broadcast and cable television operations due to the addition of new programs in the fall of 1995 at WFLA-TV and to higher programming rates and the increased subscriber base at Fairfax Cable, along with an $.8 million (14%) increase in energy costs, primarily attributable to increased fuel prices and consumption at the Company's newsprint operations. The cost of newsprint consumed by the Company's metropolitan newspapers remained relatively flat compared with the third quarter of 1995. The $6.8 million year-to-date increase in production costs reflects the effects of: a $7.8 million (17%) increase in the cost of newsprint consumed by the Company's metropolitan newspaper group; a $6.4 million (27%) increase in broadcast and cable television programming costs; and a $3.4 million (19%) rise in energy costs at the Company's newsprint operations due to increased fuel prices and consumption. Together, these year-to-date increases more than offset the effects of a $7.3 million (28%) decline (due to price) in the cost of ONP consumed in newsprint manufacturing, and a $1.3 million (1.4%) decrease in employee compensation and benefit costs, the result of ongoing reengineering programs.

Selling, distribution and administrative costs increased $2 million (4.5%) and $5.8 million (4.4%) in the third quarter and first nine months of 1996 from the same periods of 1995. Excluding VNI, PCS and Danville, selling, distribution and administrative costs decreased $.9 million (2.1%) and $1.1 million (.8%) in the third quarter and first nine months of 1996 from the comparable year-ago periods, reflecting the decline in employee compensation and benefits expense of $.8 million (3.3%) and $1.6 million (2.2%) from those year-ago periods. These declines more than offset increases in other selling, distribution and administrative expenses.

Depreciation and amortization expense rose $1.6 million (11%) and $4.8 million (10.9%) in the quarter and year-to-date periods ended September 29, 1996, from the comparable year-ago periods. The rise was attributable to the depreciation and amortization of increased goodwill and identified intangibles relating to the VNI, PCS and Danville acquisitions.

OTHER INCOME (EXPENSE)

Interest expense rose $2.2 million and $6.1 million in the quarter and year-to-date periods ended September 29, 1996, from the comparable prior-year periods. The rise was due primarily to the increase in average debt outstanding which, as a result of the VNI and Danville acquisitions, rose $157 million and $143 million in the quarter and nine months ended September 29, 1996. The increase in average debt outstanding more than offset the effect of a reduction in the Company's average borrowing rate to 7% in the first nine months of 1996 from 8.3% in the comparable year-ago period.

The Company's share of the profits of its Southeast Paper (SEPCO) newsprint affiliate decreased to $3.5 million in the third quarter of 1996 from $3.9 million in the same period of 1995. However, 1996 year-to-date profits increased to $18.3 million from $6.2 million in the first nine months of 1995. The third quarter decrease was directly attributable to lower newsprint average selling prices which dropped 9.8% compared to the same period in 1995, the effect of which more than offset decreased ONP costs. SEPCO's year-to-date increase was aided by improved year-over-year average newsprint selling prices which rose 12.7%, as well as by lower ONP costs. Similar to the recent experience at the Company's wholly owned Garden State Paper mill, SEPCO's average realized newsprint selling price peaked in the first quarter of 1996, and has since declined as customers continue to implement conservation measures and reduce inventory levels.

Equity income earned from the Company's Denver Newspapers, Inc. (DNI), affiliate increased $.1 million in the third quarter but declined $.3 million in the first nine months of 1996, compared to the equivalent year-ago periods. DNI's improved third quarter operating results were aided by strong advertising revenue growth which more than offset the effect of increased newsprint costs. Conversely, in the year to date, DNI's operating income declined slightly from the comparable 1995 period as a result of increased costs (principally newsprint) that more than offset the strong growth in revenues.

Other, net, increased $1.2 million in the third quarter of 1996 from the year-ago period, reflecting increased gains on the sale of fixed assets which more than offset the absence in the current quarter of interest earned on short-term investments held by the Company prior to the October 1995 VNI acquisition. The $3.6 million decline in the current year to date is primarily the result of the absence of 1995's $3.6 million pretax gain on the sale of the Company's interest in a Mexican newsprint affiliate which, together with a decline of interest earned on the previously mentioned investments, more than offset the increased gains on the sale of fixed assets during the period.

NET INCOME

Net income for the third quarter and first nine months of 1996 rose to $15.6 million and $51.6 million, respectively, from $8.8 million and $34.7 million in the comparable periods of 1995. Excluding the impact in the first half of 1995 of the $2.5 million ($0.09 per share) after-tax gain from the sale of the previously mentioned interest in a Mexican newsprint affiliate, net income in the third quarter and first nine months of 1996 increased 77% and 60% above the comparable 1995 periods.

The following discussion focuses on the pretax operating income of each of the Company's principal business segments, and on income taxes.

Publishing segment operating income increased $9.3 million and $13.6 million in the third quarter and first nine months of 1996, respectively, from the comparable 1995 periods. The third quarter increase was largely attributable to the addition of VNI (acquired in October 1995) and to improved results at the Company's Tampa, Richmond and Winston-Salem newspapers. The $13.6 million nine-month increase was mainly attributable to the addition of VNI, as well as improved Winston-Salem and Tampa results.

While Broadcast Television segment operating income increased $1.1 million (24%) in the third quarter of 1996 as compared to the year-earlier period, the year-to-date period resulted in a drop of $.5 million (2.5%) as compared to the nine months ended September 24, 1995. The third quarter increase was attributable to strong revenue growth at the Company's WFLA-TV station in Tampa, which more than offset increased programming costs (up approximately 70%). In the year-to-date, WFLA's higher revenues were hindered by increased programming costs (up approximately 88% from the year-ago period). The decline in operating income in the first nine months of 1996 resulted from poor operating results at the Company's Jacksonville and Charleston television stations, which more than offset an increase in operating income at WFLA.

Cable Television segment profits rose $3.6 million and $9.9 million in the third quarter and first nine months of 1996 from the comparable year-earlier periods. The increases reflect revenue growth at Fairfax Cable, up 12.5% and 11.4% in the third quarter and first nine months of 1996 as a result of both rate and subscriber count increases, and reduced compensation and employee benefit costs (attributable to a reengineering program).

While newsprint segment operating income decreased $2.3 million in the third quarter of 1996 as compared to the year-earlier period, the year-to-date period resulted in a $2 million increase from the comparable 1995 period. The $2.3 million third quarter decrease resulted from lower average newsprint selling prices realized and a reduction in tons sold (down 10.7% and 7.8%, respectively, from prior year levels), which more than offset a decrease in the cost of waste news consumed. The 1996 year-to-date increase reflects the significant decline in the cost of ONP consumed (down 28% from the prior-year period), as well as a 12.4% increase in the average realized newsprint selling price. Together, these more than offset the effects of a 10.3% drop in tons sold from the equivalent year-earlier period.

Income taxes rose $3.7 million and $10.7 million in the third quarter and first nine months of 1996 from the comparable 1995 periods. Excluding income taxes related to the gain on the Company's first quarter 1995 sale of its interest in a Mexican newsprint operation, income tax expense rose $11.8 million (68%) from the comparable 1995 year-to-date period. The Company's effective tax rate (excluding taxes on the gain) was approximately 36.2% in both the third quarter and first nine months of 1996, compared to approximately 36.7% and 34.3% in the third quarter and first nine months of the year-earlier periods.

LIQUIDITY AND CAPITAL RESOURCES

Funds generated by operating activities during the first nine months of 1996 totaled $91.4 million, up $17.3 million from the comparable period of 1995. The increase was due principally to $15.6 million of distributions from SEPCO, the Company's newsprint affiliate, and to a reduction in funds applied toward working capital needs.

During the first nine months of 1996, the primary use of cash was $40 million for acquisitions, $18.8 million for capital expenditures and $9.8 million for the payment of dividends to stockholders. In addition, $28.8 million of funds generated in excess of current needs during the first nine months of 1996 were used to reduce debt.

Total long-term debt at September 29, 1996, was $298 million, down $28.8 million from December 31, 1995, but up $169.3 million from the year-ago level of $128.8 million at September 24, 1995 (the result of the VNI and Danville acquisitions). On July 31, 1996, the Company refinanced $43.75 million of 9.27% notes outstanding, together with accumulated interest, with borrowings under its revolving credit facility. The Company currently is in the process of replacing its existing revolving credit facility with a seven-year $1.2 billion credit facility which will be used to finance the previously announced $710 million acquisition of Park Acquisitions, Inc., parent of Park Communications, Inc., and to refinance the current revolving credit facility. Also, the Company has an arrangement with an insurance company which makes available to the Company, on an uncommitted basis, the opportunity to borrow up to $150 million under senior notes at prevailing interest rates. The Company anticipates that internally generated funds provided by operations during 1996, together with funds available under the new credit facility, will be more than adequate to finance acquisitions, projected capital expenditures, dividends to stockholders, and working capital needs.

ACQUISITIONS

The announced $710 million acquisition of Park Acquisitions, Inc., parent of Park Communications, Inc., is proceeding as scheduled. The acquisition is anticipated to close in the fourth quarter, subject to regulatory approvals. This acquisition will enhance the Company's current television station and newspaper holdings by adding ten network affiliated broadcast television stations, 28 daily community newspapers and 82 weekly newspapers.

This acquisition, combined with those over the last year, represents a major step forward in the Company's mission to be a leading provider of news, information and entertainment in the Southeast.

OUTLOOK

Prospects for the balance of 1996 remain positive for Media General. Improved year-over-year profitability in the Company's publishing operations should continue, as should that of its cable television operations. The Company's broadcast television results during the latter part of the year should remain strong at WFLA in Tampa and be enhanced by WCBD's affiliation switch from ABC to NBC; however, the loss of WJKS's ABC network affiliation will not have a positive short-term effect. The Company's newsprint operations are likely to experience further declines in newsprint selling prices and operating results during the remainder of the year as customers continue to implement conservation measures and reduce inventories.

                           PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)         Exhibits

            Exhibit 27  Financial Data Schedule

(b)         Reports on Form 8-K

            None

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            MEDIA GENERAL, INC.



DATE:       November 7, 1996        /s/ J. Stewart Bryan III
                                    --------------------------------------
                                    J. Stewart Bryan III, Chairman, President
                                    and Chief Executive Officer



DATE:       November 7, 1996        /s/ Marshall N. Morton
                                    --------------------------------------
                                    Marshall N. Morton,
                                    Senior Vice-President and Chief Financial
                                    Officer