Form 10-K
period 1996-12-29
MEDIA GENERAL INC
filed 1997-03-27
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 29, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                For the transition period _________ to __________

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

Securities registered pursuant to Section 12(g) of the Act:   None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

         The aggregate market value of voting stock held by nonaffiliates of the registrant was $683,207,910 as of March 2, 1997.

         The number of shares of Class A Common Stock outstanding on March 2, 1997, was 26,055,573. The number of shares of Class B Common Stock outstanding on March 2, 1997, was 556,574.

         Part I, Part II and Part IV incorporate information by reference from the Annual Report to Stockholders for the year ended December 29, 1996. Part III incorporates information by reference from the proxy statement for the Annual Meeting of Stockholders to be held on May 16, 1997.

                                     Part I

Item 1.  Business

                                     General

         Media General, Inc., is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, broadcast and cable television, recycled newsprint production and diversified information services. The Company employs approximately 8,900 people on a full or part-time basis as of March 1997. The Company's businesses are somewhat seasonal; the second and fourth quarters are typically stronger than the first and third quarters.

         As part of expanding the Company's focus in the Southeast region, it has completed several transactions since 1995. In August 1996, the Company acquired, for approximately $38 million, the Danville Register & Bee, a daily newspaper in Virginia (circulation - 23,000 daily, 27,000 Sunday), which complements the Company's existing Virginia daily newspapers. In May 1996, the Company acquired, for approximately $2 million, Professional Communications Systems (PCS), a provider of equipment and studio design services for television stations. PCS allows the Company to move into new income-generating areas that are still closely related to its core business, while also bringing cost savings in the purchase of broadcast television equipment.

         In late October 1995, the Company acquired for approximately $232 million the assets of several Virginia newspapers (Virginia Newspapers) from Worrell Enterprises, Inc., and its affiliates. Newspaper properties acquired include four daily and Sunday newspapers (combined circulation -79,500 daily, 87,900 Sunday). In addition, the acquisition included a number of weekly and other publications, located in Culpeper, Greene, Madison, Orange and Tazewell Counties, Virginia.

         On January 7, 1997, the Company acquired Park Acquisitions, Inc., parent of Park Communications, Inc. (Park). The total consideration approximated $715 million, representing the purchase of all the issued and outstanding common stock of Park, the assumption of $476 million of high coupon long-term debt, and estimated transaction costs of $5 million. The acquisition of Park included ten network affiliated television stations, 28 daily community newspapers and 82 weekly newspapers. Since that date, the Company has sold certain of the daily newspapers and associated weekly newspapers acquired from Park, most all of which were located outside of the Southeast. A portion of the sale proceeds was used to purchase The Potomac News (Woodbridge, Virginia; daily circulation - 28,000), while another portion is expected to be used to purchase The Reidsville Review, a daily newspaper in Reidsville, North Carolina, and The Messenger, a weekly newspaper in Madison, North Carolina. The Company anticipates purchasing the Times-Standard, a daily newspaper in Eureka, California, in April 1997. The Company is also evaluating other newspapers for potential purchase.

         In addition, due to the Federal Communication Commission's (FCC) requirement that the WTVR-TV (Richmond, Virginia) station , also acquired from Park, be sold within one year from its January 1997 purchase date, the Company has entered into an exchange agreement to trade WTVR-TV for three other stations: WSAV-TV (Savannah, Georgia), WJTV-TV (Jackson, Mississippi), and WHLT-TV (Hattiesburg, Mississippi). The Company also has entered into an agreement to sell another television station acquired from Park, WUTR-TV in Utica, New York. All of these television station transactions are expected to close by the end of the third quarter of 1997.

                                Industry Segments

         The Company is engaged in four significant industry segments. For financial information related to these segments see pages 33 and 34 of the 1996 Annual Report to Stockholders, which are incorporated herein by reference. Additional information related to each of the Company's significant industry segments is included below.

Publishing Business

         At December 29, 1996, publishing operations included daily and Sunday newspapers in Tampa, Florida; Winston-Salem, North Carolina; and Richmond, Lynchburg, Charlottesville, Culpeper, Suffolk, and Danville, Virginia. Daily and Sunday newspapers included the Richmond Times-Dispatch, The Tampa Tribune, the Winston-Salem Journal, The News & Advance (Lynchburg), The Daily Progress (Charlottesville), the Culpeper Star-Exponent, the Suffolk News Herald, and the Danville Register & Bee. In addition, Hernando Today in Brooksville, Florida, and Highlands Today in Sebring, Florida, are published every day except Sunday, when subscribers are offered the Sunday edition of The Tampa Tribune.

         Since the beginning of 1997, the Company has acquired and retained nine additional daily newspapers in North Carolina, Virginia and Kentucky. The North Carolina newspapers are The Concord Tribune, The (Eden) Daily News, The (Marion) McDowell News, The (Morganton) News Herald, and the Statesville Record & Landmark, for a combined statewide daily circulation of 61,300. The Virginia newspapers are The Potomac (Woodbridge) News, The (Manassas) Journal Messenger, and the (Waynesboro) News-Virginian for a combined statewide daily circulation of 44,700. The Kentucky newspaper is The (Somerset) Commonwealth Journal, with a daily circulation of 8,600.

         The  Company   also  owns  weekly   newspapers,   shoppers   and  other
publications in Virginia, Florida, North Carolina and Kentucky.

         All of the Company's newspapers compete for circulation and advertising with other newspapers published nationally and in nearby cities and towns and for advertising with magazines, radio, television and other promotional media. All of the newspapers compete for circulation principally on the basis of performance, service and price.

         The primary raw material used by the Company in its publishing operations is newsprint, which is purchased from various Canadian and United States sources, including Garden State Paper Company, Inc., a wholly owned subsidiary of the Company, and Southeast Paper Manufacturing Co., in which the Company owns a one-third equity interest. The publishing operations of the Company consumed approximately 123,000 tons of newsprint in 1996. Management of the Company believes that newsprint inventory and sources of supply under existing arrangements will be adequate in 1997.

         On September 28, 1994, the Company acquired 40% of the common stock of Denver Newspapers, Inc. (DNI), the parent company of The Denver Post, a Denver, Colorado, daily newspaper company, through the exercise for $40,000 of a warrant held since 1987. Beginning with the fourth quarter of 1994, the Company began recognizing in its earnings 40% of DNI's net income applicable to common stockholders.

         On May 20, 1994, the Company sold its 40% common equity interest (held since 1985) in Garden State Newspapers, Inc. (GSN), a domestic daily and weekly newspaper company, along with its GSN Series A and Series C Preferred Stock, for $63 million in cash. Additionally, in exchange for the GSN Series B Preferred Stock previously owned by the Company, the Company received 1,200 shares of $25,000 par, 9% Cumulative Preferred Stock of DNI (previously owned by GSN), which included accumulated, unpaid dividends of approximately $17.4 million. This preferred stock was valued at $34 million, net of an unamortized discount of $27.3 million, based on an imputed discount rate of 12% and a redemption date of June 30, 1999. Incorporating all of the foregoing, the sale of GSN resulted in a gain of $91.5 million ($83.3 million after-tax; $3.17 per share).

         The following table presents certain circulation and advertising data for the Company's three largest, wholly owned daily newspaper companies:

(Dollar amounts in thousands)
Richmond Times-Dispatch                                               1996                    1995                      1994
-----------------------                                               ----                    ----                      ----
   Average Circulation
         Daily                                                        209,343                 211,725                  212,189
         Sunday                                                       245,104                 256,147                  254,971
   Inches
         ROP full run                                               1,505,594               1,506,981                1,550,668
   Revenue
         Retail Advertising                                     $      41,664           $      42,976           $       41,832
         Classified Advertising                                        38,220                  35,471                   32,221
         Circulation                                                   30,261                  29,140                   27,230

The Tampa Tribune
-----------------
   Average Circulation
         Daily                                                        251,445                 261,706                  265,616
         Sunday                                                       350,311                 359,780                  361,147
   Inches
         ROP full run                                               1,800,492               1,669,168                1,755,501
   Revenue
         Retail Advertising                                     $      60,201           $      61,923           $       61,281
         Classified Advertising                                        61,655                  58,718                   52,401
         Circulation                                                   25,595                  25,513                   24,184

Winston-Salem Journal
---------------------
  Average Circulation
         Daily                                                         91,972                  91,002                   90,275
         Sunday                                                       104,094                 103,301                  102,975
  Inches
         ROP full run                                               1,487,229               1,531,333                1,538,568
  Revenue
         Retail Advertising                                     $      18,416           $      18,172           $       17,775
         Classified Advertising                                        14,004                  13,522                   12,266
         Circulation                                                    7,847                   7,787                    7,495

Broadcast Television Business

         The ownership, operation and sale of broadcast television stations, including those licensed to the Company, are subject to the jurisdiction of the FCC, which engages in extensive and changing regulation of the broadcasting industry under authority granted by the Communications Act of 1934 (Communications Act). The Communications Act requires broadcasters to serve the public interest. Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses;
determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of station; regulates program content and has the authority to impose penalties for violations of its rules or the Communications Act.

         Pursuant to the Children's Television Act of 1990 (Children's Television Act), the FCC has adopted rules limiting advertising in children's television programming and requiring that broadcast television stations serve the educational and informational needs of children. The Children's Television Act specifically requires the FCC to consider compliance with these obligations in deciding whether to renew a television broadcast license.

         Reference   should   be   made   to   the   Communications   Act,   the
Telecommunications Act of 1996 (1996 Telecom Act), the Children's Television Act, FCC rules and the public notices and the rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast television stations.

         The following table sets forth certain information on each of the Company's television stations, including those as to which exchange or sale agreements presently are pending (as noted):

                                                                                             Expiration           Expiration
                                    National                                                   Date of              Date of
        Station                      Market             Station             Audience             FCC                Network
       Location                     Rank (a)          Rank (a) *          % Share (a) *        License             Agreement
       --------                     --------          ----------          -------------        -------             ---------
      WFLA-TV  NBC (b)                  15             1                       17%             2/1/97               12/31/04
      Tampa, FL

      WBMG(TV)  CBS (b)                 51             4                        8%             4/1/97               12/31/04
      Birmingham, AL

      WJWB(TV)  WB (c)                  54             ---                     ---             2/1/02                1/12/99
      Jacksonville, FL

      WTVR-TV  CBS (d)                  59             2                       19%            10/1/04               12/31/04
      Richmond, VA




                                                                                             Expiration           Expiration
                                    National                                                   Date of              Date of
        Station                      Market             Station             Audience             FCC                Network
       Location                     Rank (a)          Rank (a) *          % Share (a) *        License             Agreement
       --------                     --------          ----------          -------------        -------             ---------
      WSLS-TV  NBC                      67             2                       14%            10/1/97                10/1/05
      Roanoke, VA

      WTVQ-TV  ABC                      71             3                       11%             8/1/97                 1/1/06
      Lexington, KY

      WDEF-TV  CBS                      87             3                       14%             8/1/97               12/31/04
      Chattanooga, TN

      WJTV(TV)  CBS (b)(d)              90             2                       20%             6/1/97               12/22/97
      Jackson, MS

      WJHL(TV)  CBS                     93             2                       17%             8/1/97               12/31/04
      Johnson City, TN

      WSAV-TV  NBC (b) (d)             100             2                       13%            11/1/01                9/30/04
      Savannah, GA

      WNCT-TV  CBS                     105             1                       20%            12/1/01               12/31/04
      Greenville, NC

      WCBD-TV  NBC (e)                 109             2                       17%            12/1/01                 1/1/05
      Charleston, SC

      WHOA-TV  ABC (b)                 113             3                        8%             4/1/97                6/11/06
      Montgomery, AL

      WUTR(TV)  ABC (f)                166             2                       11%             6/1/99                 1/1/06
      Utica, NY

      WHLT(TV)  CBS (b) (d)            169             2                       11%             6/1/97                8/31/05
      Hattiesburg, MS

      KALB-TV  NBC (b)                 177             1                       31%             6/1/97                10/1/05
      Alexandria, LA

(a)      Source: November 1996 Nielson Rating Books.
(b)      The station presently has pending before the FCC an application to renew its license.
(c)      Formerly WJKS-TV; transferred network affiliation from ABC to Warner Brothers in February 1997.
            Current station rank and audience % share as a Warner Brothers affiliate is not available.
(d)      An application to exchange the Company's Richmond, Virginia, station for stations in Savannah,
            Georgia, and Jackson and Hattiesburg, Mississippi, presently is pending before the FCC.
(e)      Transferred network affiliation from ABC to NBC in August 1996.
(f)      An application to sell the Company's Utica, New York, station presently is pending before the FCC.
 *       Sign-On to Sign-Off.

         Prior to the Park acquisition, the Broadcast Television Division operated three network affiliated television stations: Tampa and Jacksonville, Florida, and Charleston, South Carolina. As a result of the Park acquisition, the Company acquired ten additional television stations located in seven states.

         Due to FCC rules which generally prohibit common ownership of a daily newspaper and a television station in the same market, the Company, upon FCC consent, will exchange its Richmond, Virginia, station for stations located in Savannah, Georgia, and Hattiesburg and Jackson, Mississippi. The Company has requested a waiver of the FCC's multiple ownership rules to commonly control the Savannah station and its Charleston station. The Company also has requested permission from the FCC to continue to operate the Hattiesburg station as a "satellite" of the Jackson station. The sale of the Company's Utica, New York, station additionally is pending FCC consent. Upon completion of these transactions, the Company will own 13 network affiliated broadcast television stations, all located in the Southeast.

         The primary source of revenues for the Company's television stations is the sale of time to national and local advertisers. Since each of the stations is network affiliated, additional revenue is derived from the network programming carried by each.

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

         Under the 1996 Telecom Act, television broadcasting licenses are granted for maximum terms of eight years and are subject to renewal upon application to the FCC.

         The Communications Act prohibits the assignment of a broadcast television license or the transfer of control of such a license without the prior approval of the FCC. In determining whether to grant or renew a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common (cross) ownership of broadcast, newspaper and cable properties and the "character" of the licensee.

         The FCC's cross-ownership rules prohibit the common ownership of interests in certain media outlets serving the same geographic area. Under these rules, absent approval or a FCC waiver, a single entity generally may not have interests in: (i) both a radio station and a television station that serve specified overlapping areas; (ii) a daily newspaper and either a radio station or a television station that serve specified overlapping areas; or (iii) a television station and a cable television system that serve specified overlapping areas. The Company's common control of WFLA-TV and a daily newspaper in Tampa, Florida, was approved by the FCC in 1975.

         Broadcast of obscene or indecent material is regulated by the FCC as well as by state and federal law. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertising of contests and lotteries, and technical operations, including limits on human exposure to radio frequency energy. In addition, licensees must develop and implement affirmative action programs designed to promote equal employment opportunities and must submit reports to the FCC with respect to these matters on an annual basis and in connection with a renewal application.

         Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company's broadcast television stations and affect the ability of the Company to acquire additional stations. In addition to the matters noted above, these include, for example, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (such as alcoholic beverages) and the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations. Other matters that could potentially affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as direct radio and television broadcast satellite service, wireless cable systems and low power television stations, digital television and radio technologies and the advent of telephone company participation in the provision of video programming services.

Cable Television Business

         The Cable Television Division includes two cable systems in Northern Virginia, Media General Cable of Fairfax County, Inc., and Media General Cable of Fredericksburg, Inc., and a cable advertising agency, Mega Advertising, Inc. The Fairfax County system has a 120-channel capacity, with two-way dual coaxial cable passing approximately 328,000 homes. The Fredericksburg system has a 60-channel capacity and passes approximately 20,000 homes.

         The Company has cable television franchises to operate its existing systems in portions of Fairfax County, Virginia, and adjoining cities and towns and in Fredericksburg, Virginia, and portions of Spotsylvania and Stafford Counties, Virginia. These jurisdictions have enacted extensive regulations governing cable television systems within their borders. In anticipation of a series of expiration dates commencing in September 1997, renewal proceedings are underway for the Company's Fairfax County system. Renewal proceedings are also underway for the Company's Spotsylvania and Stafford County franchises. At December 29, 1996, the Company's cable television systems served approximately 243,000 subscribers.

         The Company's cable television systems have substantially the same competition as its television stations. The cable television systems compete for audience on the basis of program content and quality of reception and for advertising revenues on the basis of price, share of market and performance.

         The FCC has jurisdiction over and has adopted a regulatory program concerning the cable television industry. The FCC's regulations govern cable television engineering standards, registration and reporting obligations and other matters. In 1992, Congress passed, effective December 4, 1992, the Cable Television Consumer Protection and Competition Act of 1992 (1992 Cable Act). It contains a number of provisions affecting and potentially affecting the Company, including service, programming and equipment mandates and other limitations which impact the Company's costs and business. Additionally, the 1992 Cable Act established rate regulation for the cable services (other than premium and pay-per-view services) which the Company offers to subscribers. Ratemaking authority is divided between local franchisors and the FCC, and some of the Company's rates are under review by franchisors and under review by or on appeal to the FCC. While the Company believes that its rates have been established in compliance with the applicable FCC regulations and the 1992 Cable Act, it is possible that rate refunds and/or rate adjustments may be ordered. The 1996 Telecom Act eliminates rate regulation after March 31, 1999, for all cable services except the "basic" tier, which is the service including the local broadcast signals carried by a cable system.

         The 1996 Telecom Act removes previously applicable restrictions that prevented most local telephone companies from providing cable services within the areas in which they provided telephone services. This will almost certainly lead to increased competition by competitive providers of video services within the areas served by the Company's cable systems. Increases in competition from wireless cable and direct broadcast satellite providers of video programming to the home is also highly likely. Reference is made to pages 44 and 45 of the 1996 Annual Report to Stockholders, which is incorporated herein by reference, for information regarding cable competition and strategic planning alternatives being considered by the Company.

         Reference should be made to the Communications Act, the 1992 Cable Act, the 1996 Telecom Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of cable television systems.

         The following table sets forth certain information with respect to the Company's largest cable operation:

Media General Cable of Fairfax
------------------------------
                                                                        1996                1995                1994
                                                                        ----                ----                ----
Subscribers                                                            227,717              221,784              214,259
Penetration                                                               69.4%                69.2%                68.8%
Monthly revenue per home passed                                         $32.87               $31.82               $28.65
Monthly average revenue per subscriber                                  $47.54               $46.25               $42.50

Newsprint Paper Manufacturing Business

         Media General's newsprint operations consist of the Garden State Paper Company (Garden State), a wholly owned newsprint mill in Garfield, New Jersey, with an annual capacity of 235,000 short tons, and a one-third interest in Southeast Paper Manufacturing Co. (SEPCO) in Dublin, Georgia, with an annual capacity of 485,000 short tons. Both facilities use Media General's proprietary de-inking technology to produce 100 percent recycled, high quality newsprint from recovered old newspapers (ONP). Media General's share of their combined total capacity is approximately 400,000 short tons, making Media General the nation's leading producer of 100 percent recycled newsprint. The Company also earns licensing fees pursuant to a contract with SEPCO, in addition to its share of operating results.

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

         In recent years, environmentally driven legislation has encouraged the use of recycled paper. With demand pushing against the practical limits of recovery, ONP costs accelerated during much of 1995, but began to decline to more favorable levels by year-end. ONP prices continued to decline gradually throughout all of 1996. Media General's strategically located and cost-effective newsprint recycling facilities have helped assure the Company of adequate supplies of ONP.

         Historically a cyclical industry, the newsprint business peaked in 1988, declining over the next four years as U.S. newsprint consumption slipped and demand fell. In late 1992, a threatened Canadian newsprint strike resulted in a short period of somewhat improved newsprint prices which lasted until mid-1993, when supply again exceeded demand. Demand picked up again in 1994 producing higher selling prices as most mills reached 96-97 percent of operating capacity. The trend upward continued through 1995, enabling Media General's newsprint operations to implement four price increases during the year. However, prices peaked in early 1996 and then fell throughout the remainder of the year, reflecting an industry cycle of declining selling prices and weak demand.

Item 2.  Properties

         The headquarters of Media General, Inc., and its Richmond Newspapers, Inc., subsidiary are located in downtown Richmond, Virginia, in five adjacent buildings. The Richmond newspaper is printed at a production and distribution facility located on an 86 acre site in Hanover County, Virginia, near Richmond. The Tampa, Florida, newspaper is located in a single unit production plant and office building located on a six acre tract in that city. The Winston-Salem newspaper is headquartered in one building in downtown Winston-Salem. Its newspapers are printed at a production and distribution facility located on a nearby 12 acre site. The Lynchburg newspaper is printed at a production and distribution facility, which also contains VNI's headquarters, on a six acre tract in that city. The Charlottesville newspaper is printed at a production and distribution facility, located on a four acre site in that city. The Danville newspaper is printed at a production and distribution facility located on a one acre parcel adjacent to the newspaper's headquarters. All of the newspapers acquired as a result of the Park acquisition are located in North Carolina, Virginia and Kentucky. Substantially all of the newspaper production equipment, land and buildings, including those acquired and retained from the Park acquisition, are owned by the Company.

         Television facilities for WFLA-TV Tampa, Florida, WJWB-TV Jacksonville, Florida, and WCBD-TV Charleston, South Carolina, are located on land owned by the Company in and around these respective cities. Substantially all of the television facilities, including those acquired and to be retained in or as a result of the Park acquisition, are owned by the Company. They are located in Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Virginia.

         Media General Cable of Fairfax County, Inc., a subsidiary of the Company, has its headquarters located in one building owned by the Company in Chantilly, Virginia, and two signal retransmission centers are located in Fairfax County, Virginia, one on property owned by the Company and adjacent to its production studio and one on leased property. In addition, Fairfax Cable leases an operations center for its service maintenance fleet in Springfield, Virginia. The cable system includes a home subscriber network and a separate institutional network.

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

Item 3.  Legal Proceedings

         One Company subsidiary has been identified as a potentially responsible party (PRP), along with many other businesses unrelated to the Company, in connection with alleged soil and/or groundwater contamination at a former solvent reclamation location. Another Company subsidiary has been identified as a PRP in connection with a drum reconditioning facility. With respect to these matters, the involved subsidiaries have contributed, or may in the future be asked to contribute, to the costs of site assessment and cleanup. In addition, a third Company subsidiary is involved in an environmental remediation project at a facility currently owned. While the ultimate costs of the foregoing matters are not presently determinable, based on information currently available, management believes such costs will not be material to the Company's financial position or results of operations.

Items 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 1996.

Executive Officers of the Registrant

Name                               Age      Position and Office                                      Year First Took Office*

D. Tennant Bryan                   90       Chairman of the Executive Committee                              1930

J. Stewart Bryan III               58       Chairman, President, Chief Executive Officer                     1990

Marshall N. Morton                 51       Senior Vice President, Chief Financial Officer                   1989

H. Graham Woodlief, Jr.            52       Vice President                                                   1989

Stephen Y. Dickinson               51       Controller                                                       1989

George L. Mahoney                  44       General Counsel, Secretary                                       1993

Stephen R. Zacharias               47       Treasurer                                                        1989


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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Reference is made to page 49 of the 1996 Annual Report to Stockholders, which is incorporated herein by reference, for information required by this item.

Item 6.  Selected Financial Data

         Reference is made to Note 5 on pages 33 and 34, and to pages 50 and 51 of the 1996 Annual Report to Stockholders, which are incorporated by reference, for information required by this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Reference is made to pages 42 through 48 of the 1996 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.

Item 8.  Financial Statements and Supplementary Data

         Consolidated financial statements of the Company as of December 29, 1996, and December 31, 1995, and for the fiscal years ended December 29, 1996, December 31, 1995, and December 25, 1994, and the report of independent auditors thereon, as well as the Company's unaudited quarterly financial data for the fiscal years ended December 29, 1996, and December 31, 1995, are incorporated herein by reference from the 1996 Annual Report to Stockholders pages 25 through 41 and page 49.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 16, 1997, except as to certain information regarding executive officers included in Part I.

Item 11. Executive Compensation

         Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 16, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 16, 1997.

Item 13. Certain Relationships and Related Transactions

         Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 16, 1997.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) 1. and 2. The financial statements and schedule listed in the accompanying index to financial statements and financial statement schedules are filed as part of this annual report.

         3. Exhibits
         The exhibits listed in the accompanying index to exhibits are filed as part of this annual report.

     (b) Reports on Form 8-K

         On January 21, 1997, the Company filed a Form 8-K to report the January 7, 1997, acquisition of Park Acquisitions, Inc., parent of Park Communications, Inc. (Park).

         On January 29, 1997, the Company filed a Form 8-K to amend and restate the title of its Thrift Plan Plus for Employees of Media General, Inc. and Register Publishing Company, Inc.

Index to Financial Statements and Financial Statement Schedules - Item 14(a)

                                                                                                              Annual Report to
                                                                                             Form 10-K          Stockholders
                                                                                             ---------          ------------
                  Media General, Inc.
                     (Registrant)

Report of independent auditors                                                                 14                  41
Consolidated statements of operations for the fiscal years ended
    December 29, 1996, December 31, 1995, and December 25, 1994                                                    25
Consolidated balance sheets at December 29, 1996, and
    December 31, 1995                                                                                              26-27
Consolidated statements of stockholders' equity for the fiscal years ended December 29, 1996, December 31, 1995,
    and December 25, 1994                                                                                          28
Consolidated statements of cash flows for the fiscal years ended
    December 29, 1996, December 31, 1995, and December 25, 1994                                                    29
Notes to consolidated financial statements                                                                         30-40
Schedule:
    II  -  Valuation and qualifying accounts and reserves                                      15

Schedules other than Schedule II, listed above, are omitted since they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

The consolidated financial statements of Media General, Inc., listed in the above index which are included in the Annual Report to Stockholders of Media General, Inc., for the fiscal year ended December 29, 1996, are incorporated herein by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Parts I, II and IV, the 1996 Annual Report to Stockholders is not deemed filed as part of this report.

                         CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Media General, Inc.

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Media General, Inc., of our report dated February 10, 1997, included in the 1996 Annual Report to Stockholders of Media General, Inc.

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

We also consent to the incorporation by reference in (a) the Registration Statement (Form S-8 No. 2-56905) pertaining to the 1971 Unqualified Stock Option Plan and the 1976 Qualified and Non-Qualified Stock Option Plans of Media General, Inc.; (b) the Registration Statement (Form S-8 No. 33-29478) pertaining to the Media General, Inc., Employees Thrift Plan; (c) the Registration Statement (Form S-8 No. 33-23698) pertaining to the 1987 Non-Qualified Stock Option Plan of Media General, Inc.; (d) the Registration Statement (Form S-3 No. 33-26853) pertaining to the Media General, Inc., Automatic Dividend Reinvestment and Stock Purchase Plan; (e) the Registration Statement (Form S-8 No. 33-52472) pertaining to the 1987 Non-Qualified Stock Option Plan of Media General, Inc., amended and restated May 17, 1991; (f) the Registration Statement (Form S-8 No. 333-16731) pertaining to the 1996 Non-Qualified Stock Option Plan Effective January 30, 1996 and (g) the Registration Statement (Form S-8 No. 333-16737) pertaining to the Thrift Plan Plus For Employees of Media General, Inc. and Register Publishing Company, Inc. Incentive Saving Plan, of our report dated February 10, 1997, with respect to the consolidated financial statements of Media General, Inc., incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule of Media General, Inc., included in this Annual Report (Form 10-K) of Media General, Inc., for the fiscal year ended December 29, 1996.






                                ERNST & YOUNG LLP

Richmond, Virginia
March 27, 1997

                      Media General, Inc., and Subsidiaries
          Schedule II - Valuation and Qualifying Accounts and Reserves
 Fiscal Years Ended December 29, 1996, December 31, 1995, and December 25, 1994

                                                                                    Additions
                                                                                  (reductions)
                                                          Balance at                 charged
                                                           beginning              (credited) to            Deductions
                                                           of period               expense-net                 net
                                                           ---------               -----------                 ---
1996
   Allowance for doubtful accounts                    $        4,529,960       $        5,195,767      $        4,546,572
   Reserve for warranties                                      3,040,833                1,700,000                 594,828
                                                      ------------------       ------------------      ------------------
       Totals                                         $        7,570,793       $        6,895,767      $        5,141,400
                                                      ==================       ==================      ==================

1995
   Allowance for doubtful accounts                    $        3,360,172       $        4,224,695      $        3,343,663
   Reserve for warranties                                      3,441,835                      ---                 401,002
                                                      ------------------       ------------------      ------------------
       Totals                                         $        6,802,007       $        4,224,695      $        3,744,665
                                                      ==================       ==================      ==================

1994
   Allowance for doubtful accounts                    $        3,697,761       $        3,109,329      $        3,446,918
   Reserve for warranties                                      3,968,006                      ---                 526,171
   Reserve for discontinuance
     of Broadcast Services                                       784,783                      ---                 259,347
                                                      ------------------       ------------------      ------------------
       Totals                                         $        8,450,550       $        3,109,329      $        4,232,436
                                                      ==================       ==================      ==================




                                                                          Balance
                                                                          at end
                                              Transfers                  of period
                                              ---------                  ---------
1996
  Allowance for doubtful accounts        $           91,610  (a)    $        5,270,765
  Reserve for warranties                                ---                  4,146,005
                                         ------------------         ------------------
      Totals                             $           91,610         $        9,416,770
                                         ==================         ==================

1995
  Allowance for doubtful accounts        $          288,756  (a)    $        4,529,960
  Reserve for warranties                                ---                  3,040,833
                                         ------------------         ------------------
      Totals                             $          288,756         $        7,570,793
                                         ==================         ==================

1994
  Allowance for doubtful accounts        $              ---         $        3,360,172
  Reserve for warranties                                ---                  3,441,835
  Reserve for discontinuance
    of Broadcast Services                          (525,436) (b)                   ---
                                         ------------------         ------------------
      Totals                             $         (525,436)        $        6,802,007
                                         ==================         ==================



(a)      Amount associated with the acquisition of properties.
(b)      Amount transferred to other liabilities and deferred credits.

Index to Exhibits
Exhibit
Number                               Description

      2.1 Agreement and Plan of Merger dated July 19, 1996, by and among Media General, Inc., MG Acquisitions, Inc., and Park Acquisitions, Inc., incorporated by reference to Exhibit 2.1 of Form 8-K dated January 7, 1997.

      2.2 First Amendment to Agreement and Plan of Merger dated as of January 7, 1997, by and among Media General, Inc., MG Acquisitions, Inc., and Park Acquisitions, Inc., incorporated by reference to Exhibit 2.2 of Form 8-K dated January 7, 1997.

      3 (i) The Amended and Restated Articles of Incorporation of Media General, Inc., incorporated by reference to Exhibit 3.1 of Form 10-K for the fiscal year ended December 31, 1989.

      3 (ii) Bylaws of Media General, Inc., amended as of May 31, 1993, incorporated by reference to Exhibit 3 (ii) of Form 10-K for the fiscal year ended December 26, 1993.

     10.1 Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 2.2 of Registration Statement 2-56905.

     10.2 Additional Form of Option to be granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to
                  Exhibit 2 to Post-Effective Amendment No. 3 Registration Statement 2-56905.

     10.3 Addendum dated January 1984, to Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.13 of Form 10-K for the fiscal year ended December 31, 1983.

     10.4 Addendum dated June 19, 1992, to Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.15 of Form 10-K for the fiscal year ended December 27, 1992.

     10.5 The Media General, Inc., Amended and Restated Restricted Stock Plan, dated January 31, 1996, incorporated by reference to
                  Exhibit 10.10 of Form 10-K for the fiscal year ended December 31, 1995.

     10.6 Addendum dated June 19, 1992, to Form of Option granted under the 1987 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.20 of Form 10-K for the fiscal year ended December 27, 1992.

     10.7 Media General, Inc., Executive Death Benefit Plan effective January 1, 1991, incorporated by reference to Exhibit 10.17 of Form 10-K for the fiscal year ended December 29, 1991.

     10.8 Amendment to the Media General, Inc., Executive Death Benefit Plan dated July 24, 1991, incorporated by reference to Exhibit
                  10.18 of Form 10-K for the fiscal year ended December 29, 1991.

     10.9 1984 Outside Directors Retirement Agreement, incorporated by reference to Exhibit 10.16 of Form 10-K for the fiscal year ended December 31, 1984.

     10.10 Shareholders Agreement, dated May 28, 1987, between Mary Tennant Bryan, Florence Bryan Wisner, J. Stewart Bryan III, and D. Tennant Bryan and J. Stewart Bryan III as trustees under D. Tennant Bryan Media Trust, and Media General, Inc., incorporated by reference to Exhibit 10.50 of form 10-K for the fiscal year ended December 31, 1987.

     10.11 Amended and Restated Redemption Agreement between Media General, Inc., and D. Tennant Bryan, dated April 7, 1994, incorporated by reference to Exhibit 10.21 of Form 10-Q for the period ending March 27, 1994.

     10.12 Media General, Inc., Supplemental Thrift Plan, amended and restated as of November 17, 1994, incorporated by reference to
                  Exhibit 10.27 of Form 10-K for the fiscal year ended December 25, 1994.

     10.13 Media General, Inc., Executive Supplemental Retirement Plan, amended, and restated as of November 17, 1994, incorporated by reference to Exhibit 10.28 of Form 10-K for the fiscal year ended December 25, 1994.

     10.14 Deferred Income Plan for Selected Key Executives of Media General, Inc., and form of Deferred Compensation Agreement thereunder dated as of December 1, 1984, incorporated by reference to Exhibit 10.29 of Form 10-K for the fiscal year ended December 31, 1989.

     10.15 Media General, Inc., Management Performance Award Program, adopted November 16, 1990, and effective January 1, 1991, incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended December 29, 1991.

     10.16 Media General, Inc., Deferred Compensation Plan, amended and restated as of November 17, 1994, incorporated by reference to
                  Exhibit 10.32 of Form 10-K for the fiscal year ended December 25, 1994.

     10.17 Media General, Inc., ERISA Excess Benefits Plan, amended and restated as of November 17, 1994, incorporated by reference to
                  Exhibit 10.33 of Form 10-K for the fiscal year ended December 25, 1994.

     10.18 Media General, Inc., Restricted Stock Plan for Non-Employee Directors, adopted as of May 19, 1995, incorporated by reference to Exhibit 10.32 of Form 10-K for the fiscal year ended December 31, 1995.

     10.19 Media General, Inc., 1995 Long-Term Incentive Plan, adopted as of May 19, 1995, incorporated by reference to Exhibit 10.33 of Form 10-K for the fiscal year ended December 31, 1995.

     10.20 Media General, Inc., 1996 Employee Non-Qualified Stock Option Plan, adopted as of January 30, 1996.

     10.21        Media General, Inc., 1997 Employee Restricted Stock Plan.

     10.22        Media General, Inc., Directors' Deferred Compensation Plan.

     10.23 Amended and Restated Partnership Agreement, dated November 1, 1987, by and among Virginia Paper Manufacturing Corp., KR Newsprint Company, Inc., and CEI Newsprint, Inc., incorporated by reference to Exhibit 10.31 of Form 10-K for the fiscal year ended December 31, 1987.

     10.24 Amended and Restated License Agreement, dated November 1, 1987, by and among Media General, Inc., Garden State Paper Company, Inc., and Southeast Paper Manufacturing Co., incorporated by reference to Exhibit 10.34 of Form 10-K for the fiscal year ended December 31, 1987.

     10.25 Amended and Restated Umbrella Agreement, dated November 1, 1987, by and among Media General, Inc., Knight - Ridder, Inc., and Cox Enterprises, Inc., incorporated by reference to
                  Exhibit 10.32 of Form 10-K for the fiscal year ended December 31, 1987.

     10.26 Amended Newsprint Purchase Contract, dated November 1, 1987, by and among Southeast Paper Manufacturing Co., Media General, Inc., Knight-Ridder, Inc., and Cox Enterprises, Inc., incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended December 31, 1987.

     10.27 Television affiliation agreement, dated February 10, 1995, between WFLA-TV and the NBC Television Network incorporated by reference to Exhibit 10.38 of Form 10-K for the fiscal year ended December 25, 1994.

     10.28 Amendments, dated May 17, 1993, to television affiliations agreement, between WFLA-TV and National Broadcasting Company, Inc., dated March 22, 1989, incorporated by reference to
                  Exhibit 10.47 of Form 10-K for the fiscal year ended December 26, 1993.

     10.29 Franchise Agreements, dated September 30, 1982, between Media General, Inc., Media General Cable of Fairfax County, Inc., and Fairfax County, Virginia, as amended January 30, 1984, incorporated by reference to Exhibit 10.32 of Form 10-K for the fiscal year ended December 31, 1983.

     10.30 Agreement dated March 14, 1988, between Media General Cable of Fairfax County, Inc., and Warner Cable Communications of Reston, Inc., partially assigning Franchise Agreements dated September 30, 1982, incorporated by reference to Exhibit 10.34 of Form 10-K for the fiscal year ended December 31, 1988.

     10.31 Cable Television Franchise Ordinance of the Town of Herndon, Virginia, accepted January 24, 1984, by Media General, Inc., and Media General Cable of Fairfax County, Inc., incorporated by reference to Exhibit 10.33 of Form 10-K for the fiscal year ended December 31, 1983.

     10.32 Franchise Agreement, dated June 14, 1983, between Media General, Inc., Media General Cable of Fairfax County, Inc., and the City of Fairfax, Virginia, incorporated by reference to Exhibit 10.34 of Form 10-K for the fiscal year ended December 31, 1983.

     10.33 Franchise Agreement, dated April 9, 1983, between Media General Cable of Fairfax County, Inc., and the Town of Vienna, Virginia, incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended December 31, 1983.

     10.34        Franchise  Agreement,  dated  July  12,  1983,  between  Media
                  General Cable of Fairfax County, Inc., Media General, Inc., and the City of Falls Church, Virginia, incorporated by reference to Exhibit 10.36 of Form 10-K for the fiscal year ended December 31, 1983.

     10.35 Second Amended and Restated Stock and Warrant Purchase and Shareholders' Agreement dated May 20, 1994, by and among Media General, Inc., Affiliated Newspapers Investments, Inc., and Denver Newspapers, Inc., incorporated by reference to Exhibit 2 of Form 8-K dated September 28, 1994.

     10.36 Asset Purchase Agreement dated February 13, 1997, by and among Media General Newspapers, Inc., and Newspaper Holdings, Inc.

     13 Media General, Inc., Annual Report to Stockholders for the fiscal year ended December 29, 1996.

     21           List of subsidiaries of the registrant.

     23           Consent of Ernst & Young LLP, independent auditors.

     27           Financial Data Schedule

                  Note: Exhibits 10.1 - 10.22 are management contracts or compensatory plans, contracts or arrangements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MEDIA GENERAL, INC.

Date:    March 27, 1997
                                  /s/ J. Stewart Bryan III
                                  ----------------------------------------------
                                  J. Stewart Bryan III, Chairman, President and
                                                        Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                  Title                                          Date
              ---------                                  -----                                          ----

                                            Chairman of the Executive                            March 27, 1997
------------------------------------        Committee and Director
 D. Tennant Bryan

/s/ James S. Evans                          Vice Chairman and Director                           March 27, 1997
------------------------------------
 James S. Evans

/s/ Marshall N. Morton                      Senior Vice President and                            March 27, 1997
------------------------------------        Chief Financial Officer
 Marshall N. Morton

/s/ Stephen Y. Dickinson                    Controller                                           March 27, 1997
------------------------------------
 Stephen Y. Dickinson

/s/ Robert P. Black                         Director                                             March 27, 1997
------------------------------------
 Robert P. Black

                                            Director                                             March 27, 1997
------------------------------------
 Charles A. Davis

/s/ Wyndham Robertson                       Director                                             March 27, 1997
------------------------------------
 Wyndham Robertson

/s/ Robert V. Hatcher, Jr.                  Director                                             March 27, 1997
------------------------------------
 Robert V. Hatcher, Jr.

/s/ John G. Medlin, Jr.                     Director                                             March 27, 1997
------------------------------------
 John G. Medlin, Jr.

/s/ Henry L. Valentine, II                  Director                                             March 27, 1997
------------------------------------
 Henry L. Valentine, II