Form 10-Q
period 1997-03-30
MEDIA GENERAL INC
filed 1997-05-13
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

                                    Yes   X        No
                                       -------       -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 4, 1997.

                Class A Common shares:              26,060,360
                Class B Common shares:                 556,574

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                               MEDIA GENERAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                              (000's except shares)

                                                                            March 30,               December 29,
                                                                              1997                      1996
                                                                       -----------------         ------------------
ASSETS

Current assets:
     Cash and cash equivalents                                         $           5,565         $            4,471
     Accounts receivable - net                                                    90,334                     81,513
     Inventories                                                                  19,241                     16,329
     Other                                                                        33,342                     25,905
                                                                       -----------------         ------------------
         Total current assets                                                    148,482                    128,218
                                                                       -----------------         ------------------

Investments in unconsolidated affiliates                                         115,376                    113,872

Other assets                                                                     127,023                     23,564

Property, plant and equipment - net                                              525,009                    469,978

Intangibles - net                                                                932,545                    289,852
                                                                       -----------------         ------------------

                                                                       $       1,848,435         $        1,025,484
                                                                       =================         ==================







                             See accompanying notes.

                               MEDIA GENERAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                              (000's except shares)

                                                                            March 30,               December 29,
                                                                              1997                      1996
                                                                       -----------------         ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                  $          26,447         $           30,154
     Accrued expenses and other liabilities                                      102,003                     72,310
     Income taxes payable                                                          2,200                      1,381
     Short-term borrowings                                                           ---                     11,000
                                                                       -----------------         ------------------
         Total current liabilities                                               130,650                    114,845
                                                                       -----------------         ------------------

Long-term debt                                                                 1,048,000                    265,000

Deferred income taxes                                                            175,976                    102,055

Other liabilities and deferred credits                                           117,348                    106,344

Stockholders' equity:
     Preferred stock ($5 cumulative convertible),
         par value $5 per share:
              Authorized 5,000,000 shares;
                  none outstanding
     Common stock, par value $5 per share:
         Class A, authorized 75,000,000 shares; issued
              26,060,124 and 25,950,287 shares                                   130,301                    129,751
         Class B, authorized 600,000 shares; issued
              556,574 shares                                                       2,783                      2,783
     Additional paid-in capital                                                   14,196                     11,393
     Unearned compensation                                                        (3,699)                    (1,254)
     Retained earnings                                                           232,880                    294,567
                                                                       -----------------         ------------------
         Total stockholders' equity                                              376,461                    437,240
                                                                       -----------------         ------------------

                                                                       $       1,848,435         $        1,025,484
                                                                       =================         ==================



                             See accompanying notes.

                               MEDIA GENERAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (000's except for per share data)

                                                                                  Three Months Ended
                                                                       -------------------------------------------
                                                                            March 30,                 March 31,
                                                                              1997                      1996
                                                                       -----------------         -----------------

Revenues                                                               $         216,145         $          184,800
                                                                       -----------------         ------------------

Operating costs:
     Production costs                                                            111,995                    103,241
     Selling, distribution and administrative                                     56,027                     44,978
     Depreciation and amortization                                                23,321                     16,566
                                                                       -----------------         ------------------
         Total operating costs                                                   191,343                    164,785
                                                                       -----------------         ------------------

Operating income                                                                  24,802                     20,015
                                                                       -----------------         ------------------

Other income (expense):
     Interest expense                                                            (15,614)                    (5,661)
     Investment income - unconsolidated affiliates:
         Southeast Paper Manufacturing Co.                                         1,138                      8,123
         Denver Newspapers, Inc.:
              Equity in net income                                                 1,564                        128
              Preferred stock income                                               1,502                      1,244
     Other, net                                                                      681                       (264)
                                                                       -----------------         ------------------

         Total other income (expense)                                            (10,729)                     3,570
                                                                       -----------------         ------------------

Income before income taxes and extraordinary item                                 14,073                     23,585

Income taxes                                                                       5,840                      8,529
                                                                       -----------------         ------------------

Income before extraordinary item                                                   8,233                     15,056
Extraordinary item from early redemption of debt
     (net of income tax of $38,613)                                              (63,000)                       ---
                                                                       -----------------         ------------------

Net income (loss)                                                      $         (54,767)        $           15,056
                                                                       =================         ==================

Earnings (loss) per common share and equivalent:
     Income before extraordinary item                                  $            0.31         $             0.57
     Extraordinary item                                                            (2.37)                       ---
                                                                       -----------------         ------------------

     Net income (loss)                                                 $           (2.06)        $             0.57
                                                                       =================         ==================

Dividends paid per common share                                        $            0.13         $             0.12
                                                                       =================         ==================

Weighted average common shares and equivalents                                    26,606                     26,546


                             See accompanying notes.

                               MEDIA GENERAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                     (000's)

                                                                                   Three Months Ended
                                                                       --------------------------------------------
                                                                            March 30,                 March 31,
                                                                              1997                      1996
                                                                       -----------------         ------------------

Operating activities:

Net income (loss)                                                      $         (54,767)        $           15,056

Adjustments to reconcile net income (loss):
     Extraordinary item                                                           63,000                        ---
     Depreciation and amortization                                                23,321                     16,566
     Deferred income taxes                                                        (1,188)                       738
     Investment income -- unconsolidated affiliates                               (4,204)                    (9,495)
     Distribution from unconsolidated
         newsprint affiliate                                                         ---                      4,600
     Change in assets and liabilities                                              1,185                      7,365
                                                                       -----------------         ------------------

Net cash provided by operating activities                                         27,347                     34,830
                                                                       -----------------         ------------------

Investing activities:
     Capital expenditures                                                         (9,994)                    (4,363)
     Purchase of businesses                                                     (273,247)                       ---
     Sale of businesses, net of $90,944 held in trust                             48,620                        ---
     Other, net                                                                      120                        204
                                                                       -----------------         ------------------
Net cash used by investing activities                                           (234,501)                    (4,159)
                                                                       -----------------         ------------------

Financing activities:
     Increase in debt                                                            963,000                        ---
     Payment of debt                                                            (667,000)                   (27,000)
     Premiums and costs related to early
         redemption of debt                                                      (84,703)                       ---
     Dividends paid                                                               (3,460)                    (3,173)
     Other, net                                                                      411                       (313)
                                                                       -----------------         ------------------

Net cash provided (used) by financing activities                                 208,248                    (30,486)
                                                                       -----------------         -------------------

Net increase in cash and cash equivalents                                          1,094                        185
Cash and cash equivalents at beginning of year                                     4,471                      3,367
                                                                       -----------------         ------------------

Cash and cash equivalents at end of period                             $           5,565         $            3,552
                                                                       =================         ==================

Supplemental  disclosures of cash flow information:
Cash paid during the period for:
     Interest (net of amount capitalized)                              $           7,532         $            6,037
     Income taxes                                                      $           5,392         $            4,360

                             See accompanying notes.

                               MEDIA GENERAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 29, 1996.

                  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included. Certain items in 1996 have been reclassified to conform with the current year's presentation. The reclassifications have no effect on net income as previously reported. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

                  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is effective for both interim and annual financial statements ending after December 15, 1997. At that time, the Company will change the method currently used to compute earnings per share and to restate all prior periods. Under the new standard basic earnings per share will replace the present primary earnings per share, with the dilutive effect of stock options excluded. The impact on earnings per share of the Company is not expected to be material.

         2. On January 7, 1997, Media General, Inc. (Company) acquired Park Acquisitions, Inc., parent of Park Communications, Inc. (Park). The acquisition included ten network affiliated television stations, 28 daily newspapers and 82 weekly newspapers. The total consideration approximated $715 million, representing the purchase of all the issued and outstanding common stock of Park, the assumption of liabilities (primarily $476 million of Park's high coupon long-term debt) and estimated transaction costs. In early February, the Company redeemed Park's high coupon debt and recorded an extraordinary charge of $63 million, or $2.37 per share, representing the debt prepayment premium and the write-off of associated debt issuance costs. The acquisition and redemption were financed with borrowings under an existing revolving credit facility. In connection with the additional borrowings, the Company entered into additional interest rate swap agreements totaling $600 million (bringing total debt covered by swap agreements to $800 million with eight counterparties) which effectively converted variable rate debt to fixed rate debt at weighted average interest rates approximating 7% with maturities of four to seven years.

                  Since the acquisition, the Company completed sales of certain of the former Park properties for approximately $140 million, purchased new properties for approximately $49 million and has $91 million (included in other assets), remaining with which it expects to acquire additional properties in the Southeast to consolidate its holdings in that region. Additionally, the Company has entered into agreements for sales and exchanges of certain other former Park properties which are expected to close by the end of the third quarter.

                  The acquisition has been accounted for as a purchase and, accordingly, the accompanying financial statements for the three-month period ended March 30, 1997, include the results of the former Park properties. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values according to preliminary appraisals. Such estimated values may change as the appraisals are finalized and more facts become known. Approximately $645 million of intangible assets relating to Park and the related sale, purchase, and exchange activities are included in the balance sheet at March 30, 1997, and are being amortized on a straight-line basis over periods of 10-35 years.

                  The following summary presents the actual consolidated results of operations for 1997 and pro forma consolidated results of operations for 1996 as if the acquisition had been completed at the beginning of the period and the pro forma does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date, nor is it indicative of results which may occur in the future.

                                                                            Actual                        Pro forma
                                                                      Three months ended             Three months ended
(In thousands, except per share amounts)                                March 30, 1997                 March 31, 1996
                                                                        --------------                 --------------

Revenues                                                                $     216,145                   $     217,703
                                                                        =============                   =============

Income before extraordinary item                                        $       8,233                   $       7,052
Extraordinary item                                                            (63,000)                        (63,000)
                                                                        --------------                  --------------
Net loss                                                                $     (54,767)                  $     (55,948)
                                                                        ==============                  ==============
Income (loss) per common share and equivalent:
       Income before extraordinary item                                 $        0.31                   $        0.27
       Extraordinary item                                                       (2.37)                          (2.37)
                                                                        --------------                  --------------
       Net loss                                                         $       (2.06)                  $       (2.11)
                                                                        ==============                  ==============

         3.       Inventories are principally raw materials.

         4. Pursuant to the provisions of the Cable Television Consumer and Competition Act of 1992 (the "1992 Cable Act"), the rates charged to subscribers by the Company's Fairfax Cable subsidiary are subject to regulation and review by local franchising authorities and the Federal Communications Commission (FCC). The FCC is currently reviewing certain of the rates charged to subscribers. The Company believes that it has complied with all provisions of the 1992 Cable Act, including its rate setting provisions. However, since the Company's rates for regulated services are subject to review, the Company may be subject to a refund liability if its rates are successfully challenged.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Media General is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, broadcast and cable television, recycled newsprint production, and diversified information services.

The Company's fiscal year ends on the last Sunday in December.

                               Media General, Inc.
                          Business Segment Information
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                       --------------------------------------------
                                                                            March 30,                 March 31,
                                                                              1997                      1996
                                                                       -----------------         ------------------
Revenues:
     Publishing                                                        $         115,757         $           97,922
     Broadcast Television                                                         35,939                     16,104
     Cable Television                                                             38,102                     35,032
     Newsprint                                                                    26,347         $           35,742
                                                                       -----------------         ------------------
         Total revenues                                                $         216,145         $          184,800
                                                                       =================         ==================

Operating income:
     Publishing                                                        $          18,751         $            6,589
     Broadcast Television                                                          3,147                      4,313
     Cable Television                                                              7,235                      4,080
     Newsprint                                                                    (4,331)                     5,033
                                                                       -----------------         ------------------
         Total operating income                                        $          24,802         $           20,015
                                                                       =================         ==================

Operating cash flows:
     Publishing                                                        $          27,910         $           13,901
     Broadcast Television                                                          9,154                      5,037
     Cable Television                                                             13,753                     10,909
     Newsprint                                                                    (2,694)                     6,734
                                                                       -----------------         ------------------
         Total operating cash flows                                    $          48,123         $           36,581
                                                                       =================         ==================

The magnitude of our recent acquisitions has heightened the relevance of operating cash flow information for purposes of developing a full understanding of the Company's operating results. The effects of non-cash expenses are integral to this understanding. Accordingly, for each business segment we have presented operating cash flow information. Operating cash flow amounts, as presented represent operating income plus depreciation and amortization of intangible assets. Such cash flow amounts vary from net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows, because cash payments for interest and taxes are not reflected, nor are the cash flow effects of non-operating items or changes in certain operations-related balance sheet accounts.

ACQUISITIONS AND DISPOSITIONS

On January 7, 1997, the Company acquired Park Acquisitions, Inc., parent of Park Communications, Inc. (Park). See Note 2 of this Form 10-Q for details.

Subsequent to the end of the first quarter, the Reidsville Review (Reidsville, North Carolina; daily circulation - 7,000) and The Messenger, a weekly newspaper in Madison, North Carolina, were purchased. In addition, due to the Federal Communication Commission's requirement that the WTVR-TV (Richmond, Virginia) station, also acquired from Park, be divested within one year from its January 1997 purchase date, the Company has entered into an exchange agreement to trade WTVR-TV for three other stations: WSAV-TV (Savannah, Georgia), WJTV-TV (Jackson, Mississippi), and WHLT-TV (Hattiesburg, Mississippi). The Company also has entered into an agreement to sell WUTR-TV in Utica, New York. These transactions are expected to close by the end of the third quarter of 1997.

CONSOLIDATED OPERATING RESULTS
(In thousands, except per share data)

                                       1997              Change           1996
                                       ----              ------           ----
Revenues                        $     216,145              17%          $184,800
Net Income                            (54,767) *           --             15,056
Earnings Per Share                      (2.06) *           --               0.57

* Includes extraordinary charge from early redemption of debt ($63 million net of income tax benefits of $38.6 million; $2.37 per share)

SEGMENT OPERATING RESULTS

The following discussion of segment operating results is primarily focused on the comparative performance of the Company, excluding the operating results of Professional Communications Systems, the Danville Register & Bee and Park Communications, Inc. (acquired in May 1996, August 1996 and January 1997, respectively).

PUBLISHING
(In thousands)
                                             1997           Change        1996
                                             ----           ------        ----
Revenues                                   $115,757            18%      $ 97,922
Operating Expenses                           97,006             6         91,333
Operating Income                             18,751           185          6,589
Depreciation & Amortization                   9,159            25          7,312
Operating Cash Flow                          27,910           101         13,901

The preceding chart contains the first quarter results of the Publishing segment, including recent acquisitions. As a direct result of these acquisitions, Publishing revenues increased $11.8 million and operating income increased $1.5 million in the first quarter of 1997.

Excluding acquisitions, Publishing revenues increased $6 million (6%) in the first quarter of 1997 from the comparable 1996 period. At the Company's metropolitan newspaper group, which includes its three largest daily newspapers, advertising revenues increased $5.9 million, reflecting the effect of a 3.8% average rate increase combined with a 5.3% rise in advertising inches. The first quarter advertising increase was principally attributable to strong performance in retail advertising, (led by the telecommunication and grocery categories), classified advertising (largely due to employment), and general advertising (again, led by the telecommunication category). A small decrease in circulation revenues of 1.9% in the first quarter, resulting from a 3.4% drop in circulation volume partially offset by a 1.5% average rate increase, was more than offset by the above mentioned increases in advertising revenues.

Publishing operating expenses, excluding acquisitions, decreased $4.6 million in the first quarter of 1997. This drop was primarily attributable to a $6.9 reduction in newsprint expense from the comparable quarter a year ago, down due to decreased cost per ton. Partially offsetting the decrease in newsprint expense for the quarter was a $1.2 million increase in other expenses, the most significant of which related to the initial costs associated with a re-engineering program which began in late 1996 at the Company's Tampa, Florida, daily newspaper.

Operating income for Publishing, excluding acquisitions, rose $10.6 million (161%) in the first quarter of 1997 from the prior-year period. A large portion of this increase was due to increased revenues at the metropolitan newspaper group, particularly at the Company's Richmond, Virginia, daily newspaper. The balance of the growth was primarily attributable to the substantial drop in newsprint prices for the quarter.

BROADCAST TELEVISION
(In thousands)
                                             1997           Change        1996
                                             ----           ------        ----
Revenues                                   $ 35,939           123%      $ 16,104
Operating Expenses                           32,792           178         11,791
Operating Income                              3,147           (27)         4,313
Depreciation & Amortization                   6,007            --            724
Operating Cash Flow                           9,154            82          5,037

The preceding chart includes the operating results of the Broadcast Television segment, including recent acquisitions. As a direct result of these acquisitions, Broadcast revenues increased $19.7 million and operating income decreased $.9 million, largely attributable to a $5.2 million increase in depreciation and intangible amortization expenses.

Broadcast revenues, excluding acquisitions, remained relatively flat in the first quarter of 1997. A solid performance at the Company's flagship station, WFLA-TV in Tampa, offset the effects of the poor results produced by the Company's Jacksonville station due to its network affiliation change from ABC to Warner Brothers in February 1997. While local revenues for the quarter (driven by the automotive category) were up, political revenues were down due to the absence of several 1996 political issues and the presidential election ads.

The operating expenses of Broadcast, excluding acquisitions, increased slightly from the comparable period of 1996.

Excluding acquisitions, Broadcast operating income remained relatively flat in the first quarter of 1997 as well. The solid performance by the Company's WFLA station, combined with a modest contribution from the Company's Charleston station, helped mitigate the poor results posted at the Jacksonville station.

CABLE TELEVISION
(In thousands)
                                             1997           Change        1996
                                             ----           ------        ----
Revenues                                   $ 38,102             9%      $ 35,032
Operating Expenses                           30,867            --         30,952
Operating Income                              7,235            77          4,080
Depreciation & Amortization                   6,518            (5)         6,829
Operating Cash Flow                          13,753            26         10,909

Revenues at the Company's Cable Television segment rose $3.1 million in the first quarter of 1997, up 8.8% from the year-ago period. The increase was primarily attributable to the Company's Fairfax County, Virginia, cable system (Fairfax Cable), as a result of a 2.7% increase in the number of subscribers (to 228,991 at March 30, 1997), together with average increases of 8.7% and 9.3% in basic and expanded subscriber rates, respectively. MEGA Advertising also contributed $.5 million to the revenue improvement in the first quarter of 1997, largely attributable to stronger national and regional advertising time sales.

Operating expenses of Cable in the first quarter of 1997 remained relatively level with the comparable prior-year period. A $.7 million increase in programming costs, due to higher programming rates and the increased subscriber base at Fairfax Cable, was effectively offset by a $.4 million decrease in employee compensation and benefit costs, reflecting the results of a re-engineering process implemented at Fairfax Cable, and by a $.3 million decline in depreciation expense.

Cable operating income increased $3.2 million in the first quarter of 1997 from the year-earlier period. The increase reflects revenue growth at Fairfax Cable as a result of both rate and subscriber count increases, combined with a $.7 million operating profit increase from MEGA Advertising, due to stronger advertising time sales and lower operating expense levels.

NEWSPRINT
(In thousands)
                                             1997           Change        1996
                                             ----           ------        ----
Revenues                                   $ 26,347           (26)%     $ 35,742
Operating Expenses                           30,678            --         30,709
Operating Income                             (4,331)         (186)         5,033
Depreciation & Amortization                   1,637            (4)         1,701
Operating Cash Flow                          (2,694)         (140)         6,734

Newsprint segment revenues declined $9.4 million in the first quarter of 1997, reflecting the results of the Company's Garden State Paper (Garden State) newsprint mill, located in Garfield, New Jersey. The decline resulted from a 32% decrease in the average realized selling price per ton, partially offset by an 8% increase in tons sold. Average realized newsprint selling prices fell from a record high of $672 per ton in the first quarter of 1996 to $456 in the comparable period of 1997. An announced March 1997 price increase, which is expected to be fully implemented at Garden State in June, should raise the average selling price to approximately $500 per ton.

The first quarter of 1997 Newsprint operating expenses remained even with those of the year-earlier period. The cost of Garden State's principal raw material, recovered newspapers (ONP), dropped $1.1 million (16%) due principally to lower market demand, and energy cost declined by $.5 million, mainly attributable to a mild 1997 winter. These declines were offset by a $1.7 million increase in production costs, including a $.7 million increase in additive and bleaching chemical costs to enhance the quality of paper produced.

Newsprint operating income fell $9.4 million in the first quarter of 1997 from the comparable period of 1996. The decrease resulted from a $216 decline in average realized selling price per ton, reflecting an industry-wide cycle of declining selling prices and weak demand. However, Newsprint results are expected to improve somewhat when the announced price increase is implemented.

UNCONSOLIDATED AFFILIATES

The Company's investment income from unconsolidated affiliates fell $5.3 million in the first quarter of 1997 from the comparable period of 1996. The most significant portion of the decrease came from the Company's share of the operating results of its Southeast Paper Manufacturing Company (SEPCO) newsprint affiliate, which decreased $7 million from the previous year. Despite a 8.2% increase in tons sold, revenues declined 28% in the first quarter of 1997 as a result of SEPCO's average realized selling price falling to $457 per ton from $676 per ton in the comparable prior-year period. Newsprint selling prices at SEPCO also should increase by June of 1997.

Income earned from the Company's Denver Newspapers, Inc. (DNI), affiliate increased $1.7 million in the first quarter of 1997 over the comparable period of 1996 due to a $1.4 million increase in the Company's share of net income applicable to common stockholders and a $.3 million increase in income from the Company's DNI preferred stock investment. DNI's improved operating results were attributable to strong advertising revenue growth which more than offset the effect of a decrease in circulation revenues and a slight increase in operating expenses.

INTEREST EXPENSE

Interest expense of $15.6 million represented a $10 million increase in the first quarter of 1997 over the comparable year-earlier period. The increase was due primarily to a $618 million rise in average debt outstanding, the result of the recent acquisitions, slightly offset by a reduction in the Company's average effective borrowing rate to 6.7%.

NON-OPERATING ITEMS

Other income, net, increased $.9 million in the first quarter of 1997 from the comparable period in 1996. The majority of this increase was attributable to a rise in interest income.

INCOME TAXES

Excluding the extraordinary item, the Company's effective tax rate was 41.5% in the first quarter of 1997, up from 36.2% in the previous year's comparable period. Income tax expense declined $2.7 million (32%) from the first quarter of 1996 on a pretax earnings decrease of $9.5 million. The Company's effective tax rate rose in 1997 due to an increase in nondeductible intangible asset amortization related to the Park acquisition.

The Company has net refundable income taxes of $4.8 million, including current taxes on operations, tax benefits relating to the extraordinary item and taxes associated with the disposition of various of the former Park properties.

NET INCOME (LOSS)

The Company incurred a net loss of $54.8 million ($2.06 per share) in the first quarter of 1997 as the result of a $63 million charge, net of tax benefits of $38.6 million, ($2.37 per share) related to the redemption of Park's high coupon debt in February 1997. Excluding this extraordinary item, net income fell $6.8 million from $15.1 million ($.57 per share) in the year-ago period to $8.2 million ($.31 per share) in the first quarter of 1997, principally the result of decreased newsprint profits related to weak industry-wide selling prices. Interest and intangible amortization expense associated with the recent acquisitions increased significantly, but was entirely covered by the operating profits of those acquired operations combined with strong growth in operating income from pre-existing Publishing and Cable operations.

LIQUIDITY AND CAPITAL RESOURCES

Funds generated by operating activities during the first quarter of 1997 totaled $27.3 million, down $7.5 million from the comparable period of 1996. The decrease was due principally to the absence of a $4.6 million distribution from SEPCO and a decline in net income (excluding the extraordinary item), principally due to poor performance in Newsprint. Funds generated from operating activities, coupled with funds provided by financing and investing activities, supplied the $273 million used for acquisitions (excluding the liabilities assumed), the $10 million for capital expenditures and the $3.5 million used for the payment of dividends to stockholders. Additionally $91 million, from the sale of businesses, which is currently held in trust, is expected to be used to purchase additional properties.

Total debt outstanding at March 30, 1997, was $1,048 million, up $748 million from the year-ago level of $300 million (principally the result of the recent Park acquisition). The Company's unused credit lines available from its committed seven-year $1.2 billion revolving credit facility were $255 million at March 30, 1997. Augmenting this credit facility's borrowing capacity, the Company continues to have an arrangement with an insurance company which makes available an uncommitted credit facility allowing the Company to borrow up to an additional $150 million under senior notes at prevailing interest rates.

In early 1997, in connection with the borrowings related to the Park acquisition, the Company entered into an additional $600 million of interest rate swap agreements which effectively converted variable rate debt to fixed rate debt at interest rates approximating 7% over four to seven year periods.

The Company anticipates that internally generated funds provided by operations during 1997, together with existing credit facilities and funds held in trust, will be more than adequate to finance other possible acquisitions, projected capital expenditures, dividends to stockholders, and working capital needs.

OUTLOOK

With the exception of Newsprint, all of the Company's segments are expected to show year-over-year operating improvement, with Publishing showing particularly strong results. Results for the Newsprint segment are directly affected by the newsprint market's price levels, which are expected to increase only moderately in 1997. With the Park acquisition and the related debt redemption fully completed in early 1997, we are optimistic and excited about the positive changes in store for Media General both immediately and in the future.

                           PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

         2.1 Agreement and Plan of Merger dated July 19, 1996, by and among Media General, Inc., MG Acquisitions, Inc. and Park Acquisitions, Inc., incorporated by reference to Exhibit 2.1 of Form 8-K dated January 21, 1997.

         2.2 First Amendment to Agreement and Plan of Merger dated as of January 7, 1997, by and among Media General, Inc., MG Acquisitions, Inc. and Park Acquisitions, Inc., incorporated by reference to Exhibit 2.2 of Form 8-K dated January 21, 1997.

         10.1 Asset Purchase Agreement dated February 13, 1997, by and among Media General Newspapers, Inc., and Newspaper Holdings, Inc., incorporated by reference to Exhibit 10.36 of Form 10-K dated March 27, 1997.

         27   Financial Data Schedule

(b)      Reports on Form 8-K

On January 21, 1997, the Company filed a Form 8-K to report the January 7, 1997, acquisition of Park Acquisitions, Inc., parent of Park Communications, Inc.
(Park).

On January 29, 1997, the Company filed a Form 8-K to amend and restate the title of its Thrift Plan Plus for Employees of Media General, Inc., and Register Publishing Company, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MEDIA GENERAL, INC.



DATE:         May 13, 1997               /s/ J. Stewart Bryan III
                                         --------------------------------------
                                         J. Stewart Bryan III, Chairman,
                                         President and Chief Executive Officer



DATE:         May 13, 1997               /s/ Marshall N. Morton
                                         --------------------------------------
                                         Marshall N. Morton
                                         Senior Vice President and Chief
                                           Financial Officer