Form 10-K/A
period 1996-12-29
MEDIA GENERAL INC
filed 1997-06-26
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A-1


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

         The registrant hereby amends the following items, financial statements, exhibits or other portions of its 1996 Annual Report on Form 10-K as set forth in the pages attached hereto:

         Exhibits:
                  Amended index to exhibits to the Media General, Inc., 1996 Annual Report on Form 10-K.

                  Exhibit 99 Annual Report of the Thrift Plan Plus For Employees of Media General, Inc., on Form 11-K for the year ended December 31, 1996.

Index to Exhibits

   Exhibit
   Number                               Description

      2.1 Agreement and Plan of Merger dated July 19, 1996, by and among Media General, Inc., MG Acquisitions, Inc., and Park Acquisitions, Inc., incorporated by reference to Exhibit 2.1 of Form 8-K dated January 7, 1997.

      2.2 First Amendment to Agreement and Plan of Merger dated as of January 7, 1997, by and among Media General, Inc., MG Acquisitions, Inc., and Park Acquisitions, incorporated by reference to Exhibit 2.2 of Form 8-K dated January 7, 1997.

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

     10.13 Media General, Inc., Executive Supplemental Retirement Plan, amended, and restated as of November 27, 1994, incorporated by reference to Exhibit 10.28 of Form 10-K for the fiscal year ended December 25, 1994.

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

     10.22        Media General, Inc., Director's Deferred Compensation Plan.

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

     10.25 Amended and Restated Umbrella Agreement, dated November 1, 1987, by and among Media General, Inc., Knight-Ridder, Inc., and Cox Enterprises, Inc., incorporated by reference to
                  Exhibit 10.32 of Form 10-K for the fiscal year ended December 31, 1987.

     10.26 Amended Newsprint Purchase Contract, dated November 1, 1987, by and among Southeast Paper Manufacturing Co., Media General, Inc., Knight-Ridder, Inc., and Cox Enterprises, Inc., incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended December 31, 1987.

     10.27 Television affiliation agreement, dated February 10, 1995, between WFLA-TV and the NBC Television Network incorporated by reference to Exhibit 10.38 of Form 10-K for the fiscal year ended December 25, 1994.

     10.28 Amendments, dated May 17, 1993, to television affiliations agreement, between WFLA-TV and National Broadcasting Company, Inc., dated March 22, 1989, incorporated by reference to
                  Exhibit 10.47 of Form 10-K for the fiscal year ended December 26, 1993.

     10.29 Franchise Agreement, dated September 30, 1982, between Media General, Inc., Media General Cable of Fairfax County, Inc., and Fairfax County, Virginia, as amended January 30, 1984, incorporated by reference to Exhibit 10.32 of Form 10-K for the fiscal year ended December 31, 1983.

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

     23           Consent of Ernst & Young LLP, independent auditors.

     27           Financial Data Schedule

     99 Annual Report of the Thrift Plan Plus for Employees of Media General, Inc., on Form 11-K for the year ended December 31, 1996.

                  Note: Exhibits 10.1 - 10.22 are management contracts or compensatory plans, contracts or arrangements.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MEDIA GENERAL, INC.
                                        -------------------
                                           (Registrant)


                               By:    /s/ Marshall N. Morton
                                      -----------------------------
                                      Marshall N. Morton
                                      Senior Vice President and
                                      Chief Financial Officer


Date:    June 26, 1997