Form 10-Q
period 1997-06-29
MEDIA GENERAL INC
filed 1997-08-11
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

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

                     Yes          X                No
                         --------------               --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 3, 1997.

                  Class A Common shares:              26,119,099
                  Class B Common shares:                 556,574

                               MEDIA GENERAL, INC.
                                TABLE OF CONTENTS
                                FORM 10-Q REPORT
                                  JUNE 29, 1997

                                                                                                        Page
                                                                                                        ----
Part I.    Financial Information

       Item 1.     Financial Statements

                      Consolidated Condensed Balance Sheets - June 29, 1997,
                      and December 29, 1996                                                               1

                      Consolidated Condensed Statements of Operations - Second
                      quarter and six months ended June 29, 1997, and June 30, 1996                       3

                      Consolidated Condensed Statements of Cash Flows - Six
                      months ended June 29, 1997, and June 30, 1996                                       4

                      Notes to Consolidated Condensed Financial Statements                                5

       Item 2.     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                              8

Part II.   Other Information

       Item 4.     Submission of Matters to a Vote of Security Holders                                   15

       Item 6.     Exhibits and Reports on Form 8-K                                                      15

                      (a)    Exhibits

                      (b)    Reports on Form 8-K

Signatures                                                                                               16



                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                                                 MEDIA GENERAL, INC.
                                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                                     (Unaudited)
                                                (000's except shares)
                                                                            June 29,                December 29,
                                                                              1997                      1996
                                                                       -----------------         ------------------
ASSETS

Current assets:
     Cash and cash equivalents                                         $           5,087         $            4,471
     Accounts receivable - net                                                    97,693                     81,513
     Inventories                                                                  19,307                     16,329
     Other                                                                        26,764                     25,905
                                                                       -----------------         ------------------
         Total current assets                                                    148,851                    128,218
                                                                       -----------------         ------------------

Investments in unconsolidated affiliates                                         120,948                    113,872

Other assets                                                                      31,500                     23,564

Property, plant and equipment - net                                              522,185                    469,978

Intangibles - net                                                                934,016                    289,852
                                                                       -----------------         ------------------

                                                                       $       1,757,500         $        1,025,484
                                                                       =================         ==================










                                               See accompanying notes.





                                                 MEDIA GENERAL, INC.
                                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                                     (Unaudited)
                                                (000's except shares)
                                                                            June 29,                December 29,
                                                                              1997                      1996
                                                                       -----------------         ------------------
LIABILITIES

Current liabilities:
     Accounts payable                                                  $          27,142         $           30,154
     Accrued expenses and other liabilities                                       97,682                     72,310
     Income taxes payable                                                          6,705                      1,381
     Short-term borrowings                                                           ---                     11,000
                                                                       -----------------         ------------------
         Total current liabilities                                               131,529                    114,845
                                                                       -----------------         ------------------

Long-term debt                                                                   940,000                    265,000

Deferred income taxes                                                            174,564                    102,055

Other liabilities and deferred credits                                           120,496                    106,344

Stockholders' equity:
     Preferred stock ($5 cumulative convertible), par value $5 per share:
              Authorized 5,000,000 shares;
                  none outstanding
     Common stock, par value $5 per share:
         Class A, authorized 75,000,000 shares; issued
              26,064,728 and 25,950,287 shares                                   130,324                    129,751
         Class B, authorized 600,000 shares; issued
              556,574 shares                                                       2,783                      2,783
     Additional paid-in capital                                                   14,317                     11,393
     Unearned compensation                                                        (3,283)                    (1,254)
     Retained earnings                                                           246,770                    294,567
                                                                       -----------------         ------------------
         Total stockholders' equity                                              390,911                    437,240
                                                                       -----------------         ------------------

                                                                       $       1,757,500         $        1,025,484
                                                                       =================         ==================



                                               See accompanying notes.




                                                   MEDIA GENERAL, INC.
                                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                       (Unaudited)
                                            (000's except for per share data)

                                                           Second Quarter Ended                 Six Months Ended
                                                     -------------------------------    -------------------------------
                                                        June 29,         June 30,          June 29,         June 30,
                                                          1997             1996              1997             1996
                                                     -------------     -------------    -------------     -------------

Revenues                                             $     229,426     $     192,632    $     445,571     $     377,432
                                                     -------------     -------------    -------------     -------------
Operating costs:
   Production costs                                        113,305           100,881          225,300           204,122
   Selling, distribution and
     administrative                                         58,150            45,767          114,177            90,745
   Depreciation and amortization                            23,646            16,431           46,967            32,997
                                                     -------------     -------------    -------------     -------------
     Total operating costs                                 195,101           163,079          386,444           327,864
                                                     -------------     -------------    -------------     -------------
Operating income                                            34,325            29,553           59,127            49,568
                                                     -------------     -------------    -------------     -------------
Other income (expense):
   Interest expense                                        (17,461)           (5,415)         (33,075)          (11,076)
   Investment income -
     unconsolidated affiliates:
       Southeast Paper Manufacturing Co.                     1,886             6,702            3,024            14,825
       Denver Newspapers, Inc.:
         Equity in net income                                2,184               512            3,748               640
         Preferred stock income                              1,502             1,244            3,004             2,488
   Other, net                                                1,308               113            1,989              (151)
                                                     -------------     -------------    -------------     -------------
     Total other income (expense)                          (10,581)            3,156          (21,310)            6,726
                                                     -------------     -------------    -------------     -------------
Income before income taxes and
       extraordinary item                                   23,744            32,709           37,817            56,294
Income taxes                                                 9,854            11,829           15,694            20,358
                                                     -------------     -------------    -------------     -------------
Income before extraordinary item                            13,890            20,880           22,123            35,936
Extraordinary item from early redemption
   of debt (net of income tax of $38,613)                      ---               ---          (63,000)              ---
                                                     -------------     -------------    -------------     -------------
Net income (loss)                                    $      13,890     $      20,880    $     (40,877)    $      35,936
                                                     =============     =============    =============     =============
Earnings (loss) per common share
   and equivalent:
     Income before extraordinary item                $        0.52     $        0.78    $        0.83     $        1.35
     Extraordinary item                                        ---               ---            (2.37)              ---
                                                     -------------     -------------    -------------     -------------
     Net income (loss)                               $        0.52     $        0.78    $       (1.54)    $        1.35
                                                     =============     =============    =============     =============
Dividends paid per common share                      $        0.13     $        0.12    $         .26     $        0.24
                                                     =============     =============    =============     =============
Weighted average common shares
   and equivalents                                          26,628            26,621           26,622            26,584

                                                 See accompanying notes.



                                                 MEDIA GENERAL, INC.
                                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                       (000's)

                                                                                     Six Months Ended
                                                                       --------------------------------------------
                                                                            June 29,                  June 30,
                                                                              1997                      1996
                                                                       -----------------         ------------------
Operating activities:

Net income (loss)                                                      $         (40,877)        $           35,936

Adjustments to reconcile net income (loss):
     Extraordinary item                                                           63,000                        ---
     Depreciation and amortization                                                46,967                     32,997
     Deferred income taxes                                                        (1,315)                       758
     Investment income -- unconsolidated affiliates                               (9,776)                   (17,953)
     Distribution from unconsolidated
         newsprint affiliate                                                         ---                      4,600
     Change in assets and liabilities                                              4,739                     (4,755)
                                                                       -----------------         ------------------

Net cash provided by operating activities                                         62,738                     51,583
                                                                       -----------------         ------------------

Investing activities:
     Capital expenditures                                                        (21,572)                   (12,019)
     Purchase of businesses                                                     (277,326)                    (1,986)
     Sale of businesses                                                          139,564                        ---
     Other, net                                                                      308                      1,423
                                                                       -----------------         ------------------
Net cash used by investing activities                                           (159,026)                   (12,582)
                                                                       -----------------         ------------------

Financing activities:
     Increase in debt                                                            963,000                        ---
     Payment of debt                                                            (775,000)                   (32,000)
     Premiums and costs related to early
         redemption of debt                                                      (84,703)                       ---
     Dividends paid                                                               (6,920)                    (6,350)
     Other, net                                                                      527                        (23)
                                                                       -----------------         ------------------

Net cash provided (used) by financing activities                                  96,904                    (38,373)
                                                                       -----------------         ------------------

Net increase in cash and cash equivalents                                            616                        628
Cash and cash equivalents at beginning of year                                     4,471                      3,367
                                                                       -----------------         ------------------

Cash and cash equivalents at end of period                             $           5,087         $            3,995
                                                                       =================         ==================

Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest (net of amount capitalized)                              $          26,455         $           11,690
     Income taxes                                                                  7,008                     19,393

                                               See accompanying notes.

                               MEDIA GENERAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission (SEC). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 29, 1996.

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

                  In January 1997, the SEC finalized its new disclosure rules related to exposure to market risk and derivatives. The new rules require quantitative as well as qualitative disclosures about each type of market risk inherent in derivatives and other financial instruments. The market risk disclosures are effective for the Company's 1998 year-end financial statements. The new rules also require enhanced descriptions of specific aspects of a company's accounting policies for derivatives which are effective for the Company beginning with this Form 10-Q.

                  The Company uses the accrual method to account for all interest rate swap agreements. Amounts due to or from counterparties are recorded as an adjustment to interest expense in the periods in which they accrue. Interest rate swap agreements, which are not held for trading purposes, are designated to manage market risks resulting from fluctuations of variable interest rates. Realized gains or losses on early terminations of interest rate swap agreements are deferred and amortized over their remaining terms as an adjustment to interest expense.

                  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is effective for both interim and annual financial statements ending after December 15, 1997. At that time, the Company will change the method currently used to compute earnings per share and will restate its earnings per share for all prior periods. Under the new standard basic earnings per share will replace the present primary earnings per share, with the dilutive effect of stock options excluded. The impact on earnings per share of the Company is not expected to be material.

         2. On January 7, 1997, Media General, Inc., acquired Park Acquisitions, Inc., parent of Park Communications, Inc. (Park). The acquisition included ten network affiliated television stations, 28 daily newspapers and 82 weekly newspapers. The total consideration approximated $715 million, representing the purchase of all the issued and outstanding common stock of Park, the assumption of liabilities (primarily $476 million of Park's high coupon long-term debt) and estimated transaction costs. In early February, the Company redeemed Park's high coupon debt and recorded an extraordinary charge of $63 million, or $2.37 per share, representing the debt prepayment premium and the write-off of the associated debt issuance costs. The acquisition and redemption were financed with borrowings under an existing revolving credit facility. In connection with the additional borrowings, the Company entered into additional interest rate swap agreements totaling $600 million (bringing total debt covered by swap agreements to $800 million with eight counterparties) which effectively converted variable rate debt, indexed on LIBOR, to fixed rate debt at weighted average interest rates approximating 7% with maturities of four to seven years.

                  Since the acquisition, the Company completed sales of certain of the former Park properties for approximately $140 million and purchased new properties for approximately $53 million, including The Potomac News (Woodbridge, Virginia), the Reidsville Review (Reidsville, North Carolina) and The Messenger (Madison, North Carolina). The Company utilized the remaining sales proceeds to reduce long-term debt during the second quarter.

                  Subsequent to the end of the second quarter, the Company completed the sale, for approximately $7.7 million, of WUTR-TV in Utica, New York, which had been acquired from Park and has concluded the exchange of WTVR-TV (Richmond, Virginia) for three other stations: WSAV-TV (Savannah, Georgia), WJTV-TV (Jackson, Mississippi) and WHLT-TV (Hattiesburg, Mississippi) in order to comply with the Federal Communication Commission's requirement that WTVR-TV be divested within one year from its January 1997 purchase date.

                  The acquisitions have been accounted for as purchases and, accordingly, the accompanying financial statements for the three and six-month periods ended June 29, 1997, include the results of the former Park properties. Results for The Potomac News, the Reidsville Review and The Messenger have been included from February 14, 1997, April 1, 1997 and April 1, 1997, respectively. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values according to preliminary appraisals. Such estimated values may change as the appraisals are finalized and more facts become known. Approximately $650 million of intangible assets relating to 1997 acquisitions are included in the balance sheet at June 29, 1997, and are being amortized on a straight-line basis over periods of 10-35 years.

                  The following summary presents the actual consolidated results of operations for the six months ended June 29, 1997, and pro forma consolidated results of operations for the six months ended June 30, 1996, as if the Park acquisition had been completed at the beginning of the period. The pro forma does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date, nor is it indicative of results which may occur in the future.


                                                                           Actual                        Pro forma
                                                                       Six months ended               Six months ended
(In thousands, except per share amounts)                                June 29, 1997                   June 30, 1996
                                                                        -------------                   -------------

Revenues                                                                $     445,571                   $     448,719
                                                                        =============                   =============

Income before extraordinary item                                        $      22,123                   $      21,915
Extraordinary item                                                            (63,000)                        (63,000)
                                                                        -------------                   -------------
Net loss                                                                $     (40,877)                  $     (41,085)
                                                                        =============                   =============
Income (loss) per common share and equivalent:
       Income before extraordinary item                                 $        0.83                   $        0.82
       Extraordinary item                                                       (2.37)                          (2.37)
                                                                        -------------                   -------------
       Net loss                                                         $       (1.54)                  $       (1.55)
                                                                        =============                   =============


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

                                                 Media General, Inc.
                                            Business Segment Information
                                                     (Unaudited)

                                                     Quarters Ended                        Six Months Ended
                                            -------------------------------         -------------------------------
                                               June 29,          June 30,             June 29,       June 30,
                                                 1997              1996                 1997              1996
                                            --------------    -------------         -------------    --------------
Revenues:
     Publishing                             $      120,945    $     100,845         $     236,702    $      198,767
     Broadcast Television                           41,030           21,176                76,969            37,280
     Cable Television                               39,218           36,320                77,320            71,352
     Newsprint                                      28,233           34,291                54,580            70,033
                                            --------------    -------------         -------------    --------------
         Total revenues                     $      229,426    $     192,632         $     445,571    $      377,432
                                            ==============    =============         =============    ==============

Operating income (loss):
     Publishing                             $       21,617    $      11,543         $      40,368    $       18,132
     Broadcast Television                            7,323            7,549                10,470            11,862
     Cable Television                                7,925            6,556                15,160            10,636
     Newsprint                                      (2,540)           3,905                (6,871)            8,938
                                            --------------    -------------         -------------    --------------
         Total operating income             $       34,325    $      29,553         $      59,127    $       49,568
                                            ==============    =============         =============    ==============

Operating cash flow:
     Publishing                             $       31,339    $      18,826         $      59,249    $       32,727
     Broadcast Television                           13,072            8,292                22,226            13,329
     Cable Television                               14,415           13,262                28,168            24,171
     Newsprint                                        (855)           5,604                (3,549)           12,338
                                            --------------    -------------         -------------    --------------
         Total operating cash flow          $       57,971    $      45,984         $     106,094    $       82,565
                                            ==============    =============         =============    ==============


The magnitude of our recent acquisitions has heightened the relevance of operating cash flow information for purposes of developing a full understanding of the Company's operating results. The effects of non-cash expenses are integral to this understanding. Accordingly, for each business segment we have presented operating cash flow information. The operating cash flow amounts presented above represent operating income plus depreciation and amortization of intangible assets. Such cash flow amounts vary from net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows because cash payments for interest and taxes are not reflected, nor are the cash flow effects of non-operating items or changes in certain operations-related balance sheet accounts.

ACQUISITIONS

On January 7, 1997, the Company acquired Park Acquisitions, Inc., parent of Park Communications, Inc. (Park). In addition, the Company acquired The Potomac News, the Reidsville Review and The Messenger in February 1997, April 1997 and April 1997, respectively. See Note 2 of this Form 10-Q for additional information regarding acquisitions and dispositions.

CONSOLIDATED OPERATING RESULTS
(In thousands, except per share data)

                                          Second Quarter Ended                             Six Months Ended
                               -----------------------------------------        ----------------------------------------
                                 June 29,       June 30,                         June 29,       June 30,
                                   1997           1996         Change              1997           1996          Change
                               -----------     -----------   -----------        ----------     -----------   ------------
Revenues                       $   229,426     $   192,632         19 %         $  445,571     $   377,432         18  %
Net Income (loss)                   13,890          20,880        (33)             (40,877) *       35,936         ---
Earnings (loss) Per Share             0.52           0.78         (33)               (1.54) *         1.35         ---

* Includes extraordinary charge from early redemption of debt ($63 million net of income tax benefits of $38.6 million; $2.37 per share)

SEGMENT OPERATING RESULTS

PUBLISHING
(In thousands)
                                          Second Quarter Ended                             Six Months Ended
                               -----------------------------------------        ----------------------------------------
                                 June 29,       June 30,                         June 29,       June 30,
                                   1997           1996         Change              1997           1996          Change
                               -----------     -----------   -----------        ----------     -----------   -----------
Revenues                       $   120,945     $   100,845         20 %         $  236,702     $   198,767         19 %
Operating Expenses                  99,328          89,302         11              196,334         180,635          9
Operating Income                    21,617          11,543         87               40,368          18,132        123
Depreciation &
     Amortization                    9,722           7,283         33               18,881          14,595         29
Operating Cash Flow                 31,339          18,826         66               59,249          32,727         81

The preceding chart contains the operating results of the Publishing segment, including recent acquisitions. As a direct result of these acquisitions, Publishing revenues increased $14.9 million and $26.7 million, and operating income rose $2.2 million and $3.8 million in the second quarter and first half of 1997, respectively, over the comparable prior-year periods.

Excluding acquisitions, Publishing revenues improved $5.2 million and $11.2 million (5.1% and 5.6%) for the quarter and six-month period ended June 29, 1997, from the comparable 1996 periods. The revenue increases were primarily attributable to the Company's metropolitan newspapers, where advertising revenues rose as a result of expanded linage (up 3.1% and 4.2%) and higher advertising rates (up an average of 2.8% and 3.3%) in the quarter and first six months of this year. The quarterly and year-to-date increases were principally attributable to a strong performance in classified advertising (largely due to employment) and retail advertising. A small decrease in circulation revenues of 2.3% and 2.1% in the quarter and first half of 1997, resulting from a drop in circulation volume (down 2.8% and 3.1%) partially offset by a higher average rate (.6% and 1.1%), was more than offset by the above mentioned increases in advertising revenues.

Publishing operating expenses, excluding acquisitions, decreased $2.6 million and $7.2 million in the second quarter and first six months of 1997. This drop was primarily attributable to a $5.3 million and $12.2 million reduction in newsprint expense from the comparable year-ago quarter and six month period, due to decreased cost per ton. Partially offsetting the decrease in newsprint expense for the most recent quarter and first half of 1997 was a $.7 million and $1.7 million increase in employee compensation and benefit costs, as well as $2.1 million and $2.7 million in other operating expenses, the most significant of which related to re-engineering initiatives which began in late 1996 at the Company's Tampa, Florida, daily newspaper and in early 1997 at the Company's Richmond, Virginia, daily newspaper.

Operating income for Publishing, excluding acquisitions, rose $7.9 million and $18.4 million (68% and 102%) in the second quarter and first half of 1997 from the prior-year periods. This growth was due to increased revenues at the Company's metropolitan newspapers, particularly at the Company's Richmond newspaper, coupled with the substantial drop in newsprint prices.

BROADCAST TELEVISION
(In thousands)
                                          Second Quarter Ended                             Six Months Ended
                               -----------------------------------------        ----------------------------------------
                                 June 29,       June 30,                         June 29,       June 30,
                                   1997           1996         Change              1997           1996          Change
                               -----------     -----------   -----------        ----------     -----------   -----------
Revenues                       $    41,030     $    21,176         94 %         $   76,969     $    37,280        106 %
Operating Expenses                  33,707          13,627        147               66,499          25,418        162
Operating Income                     7,323           7,549         (3)              10,470          11,862        (12)
Depreciation &
     Amortization                    5,749             743        ---               11,756           1,467        ---
Operating Cash Flow                 13,072           8,292         58               22,226          13,329         67

The preceding chart includes the operating results of the Broadcast Television segment, including recent acquisitions. As a direct result of these acquisitions, Broadcast revenues grew $21.3 million and $41 million, and operating income increased $1.9 million and $1 million in the quarterly and year-to-date periods ended June 29, 1997, as compared to the equivalent prior-year periods.

Broadcast revenues, excluding acquisitions, decreased $1.4 million and $1.3 million in the second quarter and first half of 1997, from the comparable periods of 1996. The revenue decline was principally the result of decreases in national spot sales (led by the automotive, hardware/lawn and transportation categories). While local revenues for the quarter and first half of 1997 (driven by the automotive category) were up, political revenues were down due to the absence of several 1996 national and local political issues.

The operating expenses of Broadcast, excluding acquisitions, increased slightly from the comparable periods of 1996.

Excluding acquisitions, Broadcast operating income declined $2.1 million and $2.4 million in the second quarter and first six months of 1997 compared to the equivalent year-ago periods. The drop was primarily attributable to reduced national spot sales, especially at the Company's flagship station, WFLA-TV in Tampa, where national ad spending in that market continues to suffer.


CABLE TELEVISION
(In thousands)
                                          Second Quarter Ended                             Six Months Ended
                               -----------------------------------------        ----------------------------------------
                                 June 29,       June 30,                         June 29,       June 30,
                                   1997           1996         Change              1997           1996          Change
                               -----------     -----------   -----------        ----------     -----------   -----------
Revenues                       $    39,218     $    36,320          8 %         $   77,320     $    71,352          8 %
Operating Expenses                  31,293          29,764          5               62,160          60,716          2
Operating Income                     7,925           6,556         21               15,160          10,636         43
Depreciation &
     Amortization                    6,490           6,706         (3)              13,008          13,535         (4)
Operating Cash Flow                 14,415          13,262          9               28,168          24,171         17

Revenues at the Company's Cable Television segment rose $2.9 million and $6 million in the second quarter and first six months of 1997, up 8% and 8.4% from the year-ago periods. The increases were primarily attributable to the Company's Fairfax County, Virginia, cable system (Fairfax Cable), as a result of a 2.6% expansion in the number of subscribers (to approximately 230,000 at June 29, 1997), together with higher average basic subscriber rates, up 8.7% in both the quarter and first half of the year, and average increases of 6.2% and 7.7% in expanded subscriber rates in the second quarter and first six months of 1997, as compared to the equivalent prior-year periods.

Cable operating expenses rose $1.5 million and $1.4 million during the second quarter and first half of 1997 from the comparable prior-year periods. These increases were primarily attributable to a $1.2 million and $1.9 million rise in programming costs for the second quarter and first six months of the year, due principally to higher programming rates and the expanded subscriber base at Fairfax Cable, which were partially offset by a $.4 million decrease in employee compensation and benefit costs for the year-to-date period, reflecting the results of a re-engineering process implemented at Fairfax Cable.

Cable operating income improved $1.4 million and $4.5 million in the second quarter and first half of 1997 from the year-earlier periods. The improvement reflects revenue growth at Fairfax Cable as a result of increases in both rate and subscriber count, partially offset by higher Cable programming costs. An operating profit improvement at MEGA Advertising, due to strong local advertising time sales and lower operating expense levels, also contributed to the growth in Cable segment profitability in the second quarter and first half of 1997.

NEWSPRINT
(In thousands)
                                          Second Quarter Ended                             Six Months Ended
                               -----------------------------------------        ----------------------------------------
                                 June 29,       June 30,                         June 29,       June 30,
                                   1997           1996         Change              1997           1996          Change
                               -----------     -----------   -----------        ----------     -----------   ------------
Revenues                       $    28,233     $    34,291       (18) %         $   54,580     $    70,033        (22) %
Operating Expenses                  30,773          30,386        1                 61,451          61,095          1
Operating Income                    (2,540)          3,905      (165)               (6,871)          8,938       (177)
Depreciation &
     Amortization                    1,685           1,699        (1)                3,322           3,400         (2)
Operating Cash Flow                   (855)          5,604      (115)               (3,549)         12,338       (129)

Newsprint segment revenues declined $6.1 million and $15.5 million in the second quarter and first half of 1997, reflecting the results of the Company's Garden State Paper (Garden State) newsprint mill, located in Garfield, New Jersey. The decline resulted from a 21% and 27% decrease in the average realized selling price per ton for the quarterly and year-to-date periods ended June 29, 1997, partially offset by a 4.3% and a 6.1% rise in tons sold. Average realized newsprint selling prices fell from $645 per ton in the first six months of 1996 to $469 in the comparable period of 1997. Price increases have been implemented which should raise the average selling price during the second half of 1997.

Newsprint operating expenses for both the second quarter and first half of 1997 remained essentially level with the year-earlier periods. The cost of Garden State's principal raw material, recovered newspapers (ONP), dropped $1 million and $2 million (both down 16%) in the most recent quarterly and year-to-date periods, due principally to lower market demand, and energy cost declined by $.6 million and $1 million, mainly attributable to the mild 1997 winter. These declines were offset by increases of $1.3 million and $3 million in production costs for the second quarter and first six months of 1997, including increases of $.6 million and $1.3 million in the cost of additive and bleaching chemicals used to enhance the quality of paper produced.

Newsprint operating income declined $6.4 million and $15.8 million in the second quarter and first six months of 1997 from the comparable periods of 1996. The decrease resulted from a $133 and $174 decline in average realized selling price per ton for the quarter and year-to-date periods, reflecting an industry-wide generally unfavorable supply and demand imbalance during most of the first half of 1997 compared to the same year-ago period. That imbalance began to lessen late in the second quarter as newspaper consumption increased and newsprint stocks declined, enabling the Company to increase its newsprint price.

UNCONSOLIDATED AFFILIATES

The Company's investment income from unconsolidated affiliates fell $2.9 million and $8.2 million in the second quarter and first half of 1997 from the comparable periods of 1996. The decrease was caused by the Company's share of the operating results of its Southeast Paper Manufacturing Company (SEPCO) newsprint affiliate, which decreased $4.8 million from the second quarter of 1996 and $11.8 million from the second half of 1996. Despite a 7.4 % and 7.7 % increase in tons sold in the second quarter and first half of 1997, compared to the same periods in 1996, revenues declined 17% and 23% as a result of SEPCO's average realized selling price falling to $475 per ton in the first half of 1997 from $658 per ton in the comparable prior-year period, also the result of the previously described unfavorable supply and demand imbalance.

Income earned from the Company's Denver Newspapers, Inc. (DNI), affiliate grew $1.9 and $3.6 million in the second quarter and first six months of 1997 over the comparable periods of 1996 due to a $1.7 million and $3.1 million increase in the Company's share of net income applicable to common stockholders and a $.2 million and $.5 million rise in income from the Company's DNI preferred stock investment. DNI's improved operating results for both the current second quarter and year-to-date period were attributable to strong advertising revenue growth coupled with reduced newsprint expense which, together, more than offset the effects of a modest decrease in circulation revenues and a slight increase in operating expenses.

INTEREST EXPENSE

Interest expense of $17.5 million and $33.1 million in the second quarter and year-to-date period ended June 29, 1997, increased $12 million and $22 million over the comparable year-earlier periods. This was due primarily to increases of $731 million and $686 million in average debt outstanding in the second quarter and first half of 1997, the result of recent acquisitions, slightly offset by a reduction in the Company's average effective borrowing rate to 6.7% for both the quarterly and year-to-date periods.

NON-OPERATING ITEMS

Other income, net, increased $1.2 million and $2.1 million in the second quarter and first half of 1997 from the comparable periods in 1996, principally the result of a rise in interest income.

INCOME TAXES

Excluding the extraordinary item, the Company's effective tax rate was 41.5% in both the second quarter and first six months of 1997, up from 36.2% in the previous year's comparable periods. Income tax expense declined $2 million and $4.7 million (17% and 23%) in the quarter and first half of 1997 on a pretax earnings decrease of $9 million and $18.5 million, respectively. The Company's effective tax rate rose in 1997 due to an increase in nondeductible intangible asset amortization related to recent acquisitions.

NET INCOME (LOSS)

The Company incurred a net loss of $40.9 million ($1.54 per share) in the first six months of 1997 as the result of a $63 million charge, net of tax benefits of $38.6 million, ($2.37 per share) related to the redemption of Park's high coupon debt in February 1997. Excluding this extraordinary item, net income declined from $20.9 million to $13.9 million in the second quarter and from $35.9 million to $22.1 million in the first half of 1997 from the comparable periods of 1996, principally the result of decreased newsprint profits related to weak industry-wide selling prices. Interest and intangible amortization expenses associated with the recent acquisitions increased significantly, but were entirely offset by the operating profits of those acquired operations combined with strong growth in operating income from pre-existing Publishing and Cable operations.

LIQUIDITY AND CAPITAL RESOURCES

Funds generated by operating activities during the first six months of 1997 totaled $62.7 million, up $11.2 million from the comparable period of 1996. The increase was due principally to a rise in depreciation and intangibles amortization expense combined with this year's lower non-cash income. Partially offsetting this was a decline in net income (excluding the extraordinary item), principally due to poor performance in Newsprint and the absence of a prior-year $4.6 million distribution from SEPCO. Funds generated from operating activities, coupled with funds provided by financing and investing activities, supplied the $277 million used for acquisitions (excluding the liabilities assumed), the $21.6 million for capital expenditures and the $6.9 million used for the payment of dividends to stockholders.

Total debt outstanding at June 29, 1997, was $940 million, up $645 million (principally the result of the Park acquisition) from the year-ago level of $295 million, but down $108 million from the March 30, 1997, level of $1,048 million. The majority of the debt reduction in the current quarter was funded with proceeds from the sale of certain of the former Park newspaper properties; the remaining balance was derived from operations. At June 29, 1997, the Company had $345 million in unused credit lines available from its committed seven-year $1.2 billion revolving credit facility. Augmenting this credit facility's borrowing capacity, the Company continues to have an arrangement with an insurance company which makes available an uncommitted credit facility allowing the Company to borrow up to an additional $150 million under senior notes at prevailing interest rates.

In early 1997, in connection with the borrowings related to the Park acquisition, the Company entered into an additional $600 million of interest rate swap agreements which effectively converted variable rate debt to fixed rate debt at interest rates approximating 7% over four to seven year periods.

The Company anticipates that internally generated funds provided by operations during 1997, together with existing credit facilities, will be more than adequate to finance other possible acquisitions, projected capital expenditures, dividends to stockholders, and working capital needs.

OUTLOOK

With the exception of Newsprint, all of the Company's segments are expected to show year-over-year operating improvement during the balance of 1997, with Publishing showing particularly strong results. Results for the Newsprint segment are directly affected by the newsprint market's price levels, which are expected to increase only moderately throughout the remainder of 1997. The quick integration of the former Park properties into Media General has strengthened the Company's ability to provide communications throughout the Southeast and to capitalize on emerging opportunities.

                           PART II. OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Media General, Inc., was held on May 16, 1997, for the purpose of electing a board of directors.

         Each nominee for director was elected by the following vote:

                                                                  Class A                       Class A
                                                               Shares Voted                  Shares Voted
         Class A Directors                                         "FOR"                      "WITHHELD"
         -----------------                                ----------------------      -------------------------
         Charles A. Davis                                       17,369,344                     6,824,125
         Robert V. Hatcher, Jr.                                 17,705,566                     6,487,903
         John G. Medlin, Jr.                                    17,723,645                     6,469,824

                                                                  Class B                       Class B
                                                               Shares Voted                  Shares Voted
         Class B Directors                                         "FOR"                      "WITHHELD"
         -----------------                                ----------------------      -------------------------
         Robert P. Black                                          552,920                              ---
         J. Stewart Bryan III                                     552,920                              ---
         James S. Evans                                           552,920                              ---
         Marshall N. Morton                                       552,920                              ---
         Wyndham Robertson                                        552,920                              ---
         Henry L. Valentine, II                                   552,920                              ---

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended June 29, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MEDIA GENERAL, INC.



DATE:   August 11, 1997            /s/ J. Stewart Bryan III
                                   ------------------------------------
                                   J. Stewart Bryan III, Chairman, President and
                                   Chief Executive Officer



DATE:   August 11, 1997            /s/ Marshall N. Morton
                                   ------------------------------------
                                   Marshall N. Morton
                                   Senior Vice President and Chief Financial
                                   Officer