Form 10-Q
period 1997-09-28
MEDIA GENERAL INC
filed 1997-11-12
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1997

                                       OR

[  ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

          For the transition period from_____________ to______________

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

                                    Yes   X         No
                                       -------        -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 2, 1997.

                 Class A Common shares:              26,160,821
                 Class B Common shares:                 556,574

                               MEDIA GENERAL, INC.
                                TABLE OF CONTENTS
                                FORM 10-Q REPORT
                               SEPTEMBER 28, 1997

                                                                                                                 Page
                                                                                                                 ----
Part I.    Financial Information

       Item 1.     Financial Statements

                      Consolidated Condensed Balance Sheets - September 28, 1997,
                      and December 29, 1996                                                                         1

                      Consolidated Condensed Statements of Operations - Third quarter
                      and nine months ended September 28, 1997, and September 29, 1996                              3

                      Consolidated Condensed Statements of Cash Flows - Nine
                      months ended September 28, 1997, and September 29, 1996                                       4

                      Notes to Consolidated Condensed Financial Statements                                          5

       Item 2.     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                                        8

Part II.   Other Information

       Item 6.     Exhibits and Reports on Form 8-K                                                                16

                      (a)    Exhibits

                      (b)    Reports on Form 8-K

Signatures                                                                                                         17



                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                                                 MEDIA GENERAL, INC.
                                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                                     (Unaudited)
                                                (000's except shares)

                                                                          September 28,             December 29,
                                                                              1997                      1996
                                                                       -----------------         ------------------
ASSETS
Current assets:
     Cash and cash equivalents                                         $           5,205         $            4,471
     Accounts receivable - net                                                    97,428                     81,513
     Inventories                                                                  18,055                     16,329
     Other                                                                        37,480                     25,905
                                                                       -----------------         ------------------
         Total current assets                                                    158,168                    128,218
                                                                       -----------------         ------------------

Investments in unconsolidated affiliates                                         126,620                    113,872

Other assets                                                                      28,328                     23,564

Property, plant and equipment - net                                              510,972                    469,978

Intangibles - net                                                                929,992                    289,852
                                                                       -----------------         ------------------

                                                                       $       1,754,080         $        1,025,484
                                                                       =================         ==================










                             See accompanying notes.





                                                 MEDIA GENERAL, INC.
                                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                                     (Unaudited)
                                                (000's except shares)

                                                                          September 28,             December 29,
                                                                              1997                      1996
                                                                       -----------------         ------------------
LIABILITIES

Current liabilities:
     Accounts payable                                                  $          30,906         $           30,154
     Accrued expenses and other liabilities                                      111,496                     72,310
     Income taxes payable                                                          5,923                      1,381
     Short-term borrowings                                                           ---                     11,000
                                                                       -----------------         ------------------
         Total current liabilities                                               148,325                    114,845
                                                                       -----------------         ------------------

Long-term debt                                                                   915,000                    265,000

Deferred income taxes                                                            174,847                    102,055

Other liabilities and deferred credits                                           119,209                    106,344

Stockholders' equity:
     Preferred stock ($5 cumulative convertible), par value $5 per share:
         Authorized 5,000,000 shares;
              none outstanding
     Common stock, par value $5 per share:
         Class A, authorized 75,000,000 shares; issued
              26,134,690 and 25,950,287 shares                                   130,674                    129,751
         Class B, authorized 600,000 shares; issued
              556,574 shares                                                       2,783                      2,783
     Additional paid-in capital                                                   15,911                     11,393
     Unearned compensation                                                        (2,799)                    (1,254)
     Retained earnings                                                           250,130                    294,567
                                                                       -----------------         ------------------
         Total stockholders' equity                                              396,699                    437,240
                                                                       -----------------         ------------------

                                                                       $       1,754,080         $        1,025,484
                                                                       =================         ==================



                             See accompanying notes.




                                                   MEDIA GENERAL, INC.
                                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                       (Unaudited)
                                            (000's except for per share data)

                                                            Third Quarter Ended                 Nine Months Ended
                                                     -------------------------------    -------------------------------
                                                        Sept. 28,        Sept. 29,         Sept. 28,        Sept. 29,
                                                          1997             1996              1997             1996
                                                     -------------     -------------    -------------     -------------

Revenues                                             $     221,975     $     188,003     $    667,546     $     565,435
                                                     -------------     -------------    -------------     -------------
Operating costs:
   Production costs                                        112,653           102,032          337,953           306,154
   Selling, distribution and
     administrative                                         57,478            46,601          171,655           137,346
   Depreciation and amortization                            23,363            16,171           70,330            49,168
                                                     -------------     -------------    -------------     -------------
     Total operating costs                                 193,494           164,804          579,938           492,668
                                                     -------------     -------------    -------------     -------------
Operating income                                            28,481            23,199           87,608            72,767
                                                     -------------     -------------    -------------     -------------
Other income (expense):
   Interest expense                                        (16,324)           (5,264)         (49,399)          (16,340)
   Investment income -
     unconsolidated affiliates:
       Southeast Paper Manufacturing Co.                     2,625             3,452            5,649            18,277
       Denver Newspapers, Inc.:
         Equity in net income                                1,545               232            5,293               872
         Preferred stock income                              1,502             1,244            4,506             3,732
   Other, net                                                  231             1,610            2,220             1,459
                                                     -------------     -------------    -------------     -------------
     Total other income (expense)                          (10,421)            1,274          (31,731)            8,000
                                                     --------------    -------------    --------------    -------------
Income before income taxes and
       extraordinary item                                   18,060            24,473           55,877            80,767
Income taxes                                                 7,495             8,850           23,189            29,208
                                                     -------------     -------------    -------------     -------------
Income before extraordinary item                            10,565            15,623           32,688            51,559
Extraordinary item from early redemption
   of debt (net of income tax of $38,613)                      ---               ---          (63,000)              ---
                                                     -------------     -------------    -------------     -------------
Net income (loss)                                    $      10,565     $      15,623    $     (30,312)    $      51,559
                                                     =============     =============    =============     =============
Earnings (loss) per common share
   and equivalent:
     Income before extraordinary item                $        0.39     $        0.59    $        1.22     $        1.94
     Extraordinary item                                        ---               ---            (2.37)              ---
                                                     -------------     -------------    -------------     -------------
     Net income (loss)                               $        0.39     $        0.59    $       (1.15)    $        1.94
                                                     =============     =============    =============     =============
Dividends paid per common share                      $        0.13     $        0.13    $        0.39     $        0.37
                                                     =============     =============    =============     =============
Weighted average common shares
   and equivalents                                          26,737            26,564           26,672            26,577

                             See accompanying notes.



                                                 MEDIA GENERAL, INC.
                                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                       (000's)

                                                                                     Nine Months Ended
                                                                       --------------------------------------------
                                                                            Sept. 28,                 Sept. 29,
                                                                              1997                      1996
                                                                       -----------------         ------------------
Operating activities:

Net income (loss)                                                      $         (30,312)        $           51,559

Adjustments to reconcile net income (loss):
     Extraordinary item                                                           63,000                        ---
     Depreciation and amortization                                                70,330                     49,168
     Deferred income taxes                                                        (2,012)                    (1,754)
     Investment income -- unconsolidated affiliates                              (15,448)                   (22,881)
     Distribution from unconsolidated
         newsprint affiliate                                                         ---                     15,600
     Change in assets and liabilities                                              7,320                       (278)
                                                                       -----------------         ------------------

Net cash provided by operating activities                                         92,878                     91,414
                                                                       -----------------         ------------------

Investing activities:
     Capital expenditures                                                        (30,495)                   (18,786)
     Purchase of businesses                                                     (277,326)                   (39,944)
     Sale of businesses                                                          147,267                        ---
     Other, net                                                                   (1,668)                     6,766
                                                                       ------------------        ------------------
Net cash used by investing activities                                           (162,222)                   (51,964)
                                                                       ------------------        ------------------

Financing activities:
     Increase in debt                                                            963,000                     47,000
     Payment of debt                                                            (800,000)                   (75,750)
     Premiums and costs related to early
         redemption of debt                                                      (84,703)                       ---
     Dividends paid                                                              (10,387)                    (9,793)
     Other, net                                                                    2,168                        186
                                                                       -----------------         ------------------

Net cash provided (used) by financing activities                                  70,078                    (38,357)
                                                                       -----------------         ------------------

Net increase in cash and cash equivalents                                            734                      1,093
Cash and cash equivalents at beginning of year                                     4,471                      3,367
                                                                       -----------------         ------------------

Cash and cash equivalents at end of period                             $           5,205         $            4,460
                                                                       =================         ==================

Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest (net of amount capitalized)                              $          44,278         $           16,825
     Income taxes                                                                 17,569                     32,018

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

                  In January 1997, the SEC finalized its new disclosure rules related to exposure to market risk and derivatives. The new rules require quantitative as well as qualitative disclosures about each type of market risk inherent in derivatives and other financial instruments. The market risk disclosures are effective for the Company's 1998 year-end financial statements. The new rules also require enhanced descriptions of specific aspects of a company's accounting policies for derivatives. These disclosures were effective for the Company beginning with the Form 10-Q dated June 29, 1997.

                  The Company uses the accrual method to account for all interest rate swap agreements. Amounts due to or from counterparties are recorded as an adjustment to interest expense in the periods in which they accrue. Interest rate swap agreements are not held for trading purposes and are designated to manage market risks resulting from fluctuations of variable interest rates. Realized gains or losses on early terminations of interest rate swap agreements are deferred and amortized over their remaining terms as an adjustment to interest expense.

                  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is effective for both interim and annual financial statements covering periods ending after December 15, 1997. At that time, the Company will change the method currently used to compute earnings per share and will restate its earnings per share for all prior periods. Under the new standard basic earnings per share will replace the present primary earnings per share and will exclude the dilutive effect of stock options. The impact on earnings per share of the Company is not expected to be material.

         2. In January 1997, Media General, Inc., acquired Park Acquisitions, Inc., parent of Park Communications, Inc. (Park). The acquisition included ten network affiliated television stations, 28 daily newspapers and 82 weekly newspapers. The total consideration approximated $715 million, representing the purchase of all the issued and outstanding common stock of Park, the assumption of liabilities (primarily $476 million of Park's high coupon long-term debt) and estimated transaction costs. In early February, the Company redeemed Park's high coupon debt and recorded an extraordinary charge of $63 million, or $2.37 per share, representing the debt prepayment premium and the write-off of the associated debt issuance costs. The acquisition and redemption were financed with borrowings under an existing revolving credit facility. In connection with the additional borrowings, the Company entered into additional interest rate swap agreements totaling $600 million (bringing total debt covered by swap agreements to $800 million with eight counterparties) which effectively converted variable rate debt, indexed on LIBOR, to fixed rate debt at weighted average interest rates approximating 7% with maturities of four to seven years.

                  Since the acquisition, the Company completed sales of certain of the former Park properties for approximately $147 million, including $7 million related to the sale of WUTR-TV (Utica, New York) during the quarter, and purchased new properties for approximately $53 million, including The Potomac News (Woodbridge, Virginia), the Reidsville Review (Reidsville, North Carolina) and The Messenger (Madison, North Carolina). The Company utilized the remaining sales proceeds to reduce long-term debt during the second and third quarters.

                  On August 4, 1997, the Company completed the exchange of WTVR-TV (Richmond, Virginia) for three other stations: WSAV-TV (Savannah, Georgia), WJTV-TV (Jackson, Mississippi) and WHLT-TV (Hattiesburg, Mississippi) in order to comply with the Federal Communication Commission's requirement that WTVR-TV be divested within one year from its January 1997 purchase date. The new stations' results of operations have been included in the Company's operations beginning with the exchange date.

                  All of the acquisitions have been accounted for as purchases. The accompanying financial statements include the results of operations for the former Park properties, The Potomac News, the Reidsville Review and The Messenger beginning January 1, 1997, February 14, 1997, April 1, 1997 and April 1, 1997, respectively. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values according to preliminary appraisals. Such estimated values may change as the appraisals are finalized and more facts become known. Approximately $650 million of intangible assets related to Park and the related sale, purchase, and exchange activities are included in the balance sheet at September 28, 1997, and are being amortized on a straight-line basis over periods of 10-35 years.

                  The following summary presents the actual consolidated results of operations for the nine months ended September 28, 1997, and pro forma consolidated results of operations for the nine months ended September 29, 1996, as if the acquisitions had been completed at the beginning of the period. The pro forma does not purport to be indicative of what would have occurred had the acquisitions actually been made as of such date, nor is it indicative of results which may occur in the future.

                                                                             Actual                       Pro forma
                                                                        Nine months ended             Nine months ended
(In thousands, except per share amounts)                               September 28, 1997            September 29, 1996
                                                                       ------------------            ------------------

Revenues                                                                $     667,546                   $     673,514
                                                                        =============                   =============

Income before extraordinary item                                        $      32,688                   $      29,688
Extraordinary item                                                            (63,000)                        (63,000)
                                                                        -------------                   -------------
Net loss                                                                $     (30,312)                  $     (33,312)
                                                                        =============                   =============
Income (loss) per common share and equivalent:
       Income before extraordinary item                                 $        1.22                   $        1.12
       Extraordinary item                                                       (2.37)                          (2.37)
                                                                        -------------                   -------------
       Net loss                                                         $       (1.15)                  $       (1.25)
                                                                        =============                   =============


         3.       Inventories are principally raw materials.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
--------

Media General is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, broadcast and cable television, recycled newsprint production, and diversified information services.

The Company's fiscal year ends on the last Sunday in December.

                                                 Media General, Inc.
                                            Business Segment Information
                                                     (Unaudited)

                                                     Quarters Ended                        Nine Months Ended
                                            -------------------------------         -------------------------------
                                               Sept. 28,         Sept. 29,            Sept. 28,      Sept. 29,
                                                 1997              1996                 1997              1996
                                            --------------    -------------         -------------    --------------
Revenues:
     Publishing                             $      117,555    $      98,569         $     354,257    $      297,336
     Broadcast Television                           36,491           22,012               113,460            59,292
     Cable Television                               37,825           36,935               115,145           108,287
     Newsprint                                      30,104           30,487                84,684           100,520
                                            --------------    -------------         -------------    --------------
         Total revenues                     $      221,975    $     188,003         $     667,546    $      565,435
                                            ==============    =============         =============    ==============

Operating income (loss):
     Publishing                             $       19,187    $      10,992         $      59,555    $       29,124
     Broadcast Television                            2,866            5,970                13,336            17,832
     Cable Television                                7,482            6,699                22,642            17,335
     Newsprint                                      (1,054)            (462)               (7,925)            8,476
                                            --------------    --------------        -------------    --------------
         Total operating income             $       28,481    $      23,199         $      87,608    $       72,767
                                            ==============    =============         =============    ==============

Operating cash flow:
     Publishing                             $       28,802    $      18,338         $      88,051    $       51,065
     Broadcast Television                            8,788            6,678                31,014            20,007
     Cable Television                               13,661           13,226                41,829            37,397
     Newsprint                                         593            1,128                (2,956)           13,466
                                            --------------    -------------         -------------    --------------
         Total operating cash flow          $       51,844    $      39,370         $     157,938    $      121,935
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

ACQUISITIONS
------------

In January 1997, the Company acquired Park Acquisitions, Inc., parent of Park Communications, Inc. (Park); additionally, The Potomac News, the Reidsville Review and The Messenger were acquired in February 1997, April 1997 and April 1997, respectively. The Company also completed the exchange of WTVR-TV for three other stations: WSAV-TV, WJTV-TV and WHLT-TV. See Note 2 of this Form 10-Q for additional information regarding acquisitions, dispositions and exchanges.

CONSOLIDATED OPERATING RESULTS
------------------------------
(In thousands, except per share data)
                                           Third Quarter Ended                             Nine Months Ended
                               -----------------------------------------        --------------------------------------
                                 Sept. 28,      Sept. 29,                        Sept. 28,      Sept. 29,
                                   1997           1996         Change              1997           1996          Change
                               -----------     -----------   -----------        ----------     -----------   ---------
Revenues                       $   221,975     $   188,003         18 %         $  667,546     $   565,435         18  %
Net Income (Loss)                   10,565          15,623        (32)             (30,312) *       51,559         ---
Earnings (Loss) Per Share             0.39            0.59        (34)               (1.15) *         1.94         ---

* Includes extraordinary charge from early redemption of debt ($63 million net of income tax benefits of $38.6 million; $2.37 per share)

SEGMENT OPERATING RESULTS
-------------------------

PUBLISHING
----------
(In thousands)
                                           Third Quarter Ended                             Nine Months Ended
                               -----------------------------------------        --------------------------------------
                                 Sept. 28,      Sept. 29,                        Sept. 28,      Sept. 29,
                                   1997           1996         Change              1997           1996          Change
                               -----------     -----------   -----------        ----------     -----------   ---------
Revenues                       $   117,555     $    98,569         19 %         $  354,257     $   297,336         19 %
Operating Expenses                  98,368          87,577         12              294,702         268,212         10
Operating Income                    19,187          10,992         75               59,555          29,124        104
Depreciation &
     Amortization                    9,615           7,346         31               28,496          21,941         30
Operating Cash Flow                 28,802          18,338         57               88,051          51,065         72

The preceding chart contains the operating results of the Publishing segment, including recent acquisitions. As a direct result of these acquisitions, Publishing revenues increased $12.6 million and $39.3 million, and operating income rose $1.8 million and $5.6 million in the third quarter and first nine months of 1997, respectively, over the comparable prior-year periods.

Excluding acquisitions, Publishing revenues improved $6.4 million and $17.6 million (6.5% and 5.9%) for the quarter and nine-month period ended September 28, 1997, from the similar 1996 periods. The revenue increases were primarily attributable to the Company's metropolitan newspapers, where advertising revenues rose as a result of expanded linage (up 3.5% and 3.9%) and higher advertising rates (up an average of 4.3% and 3.6%) in the quarter and first nine months of this year. The quarterly and year-to-date increases were principally attributable to a strong performance in classified advertising (largely due to employment) and retail advertising. A small decrease in circulation revenues of 1% and 1.7% in the quarter and first nine months of 1997, resulting from a decline in circulation volume (down 1.2% and 2.5%) partially offset by slightly higher average rates, was more than offset by the above mentioned increases in advertising revenues.

Publishing operating expenses, excluding acquisitions, remained relatively flat in the third quarter, but dropped $7.2 million in the year to date. This drop was attributable to a $14.3 million reduction in newsprint expense from the comparable year-ago nine month period, due to decreased cost per ton, partially offset by a $1.3 million increase in employee compensation and benefit costs. Additionally, year-to-date other operating expenses increased $5.5 million over the first nine months of 1996, the most significant of which related to re-engineering initiatives which began in late 1996 at the Company's Tampa, Florida, daily newspaper and in early 1997 at the Company's Richmond, Virginia, daily newspaper.

Operating income for Publishing, excluding acquisitions, rose $6.4 million and $24.8 million (60% and 86%) in the third quarter and first nine months of 1997 from the comparable prior-year periods. This growth was principally due to increased revenues at the Company's metropolitan newspapers, particularly at the Company's Richmond newspaper, coupled with the substantial drop in newsprint prices, especially in the year to date.

BROADCAST TELEVISION
--------------------
(In thousands )
                                           Third Quarter Ended                             Nine Months Ended
                               -----------------------------------------        --------------------------------------
                                 Sept. 28,      Sept. 29,                        Sept. 28,      Sept. 29,
                                   1997           1996         Change              1997           1996          Change
                               -----------     -----------   -----------        ----------     -----------   ---------
Revenues                       $    36,491     $    22,012         66 %         $  113,460     $    59,292         91 %
Operating Expenses                  33,625          16,042        110              100,124          41,460        141
Operating Income                     2,866           5,970        (52)              13,336          17,832        (25)
Depreciation &
     Amortization                    5,922             708        ---               17,678           2,175        ---
Operating Cash Flow                  8,788           6,678         32               31,014          20,007         55

The preceding chart includes the operating results of the Broadcast Television segment, including recent acquisitions. As a direct result of these acquisitions, Broadcast revenues grew $16.6 million and $57.5 million in the current quarter and nine-month period, and operating income decreased $.4 million in the current quarter, but rose $1.6 million in the year to date, as compared to the equivalent prior-year periods.

Broadcast revenues, excluding acquisitions, decreased $2.1 million and $3.3 million in the third quarter and first nine months of 1997, from the comparable periods of 1996. The declines were principally the result of decreases in national ad revenues, particularly in the automotive category. Although local revenues for the first nine months of 1997 were up (driven by the automotive category), political revenues were down due to the absence of several 1996 national and local political issues.

The operating expenses of the Broadcast segment, excluding acquisitions, remained relatively flat in the third quarter of the current year, but increased slightly in the year to date from the comparable period of 1996. The increase was due primarily to rising program costs, the result of increased fees associated with programs currently in place.

Excluding acquisitions, Broadcast operating income declined $2.7 million and $6.1 million in the third quarter and first nine months of 1997 compared to the equivalent year-ago periods. The drop was primarily attributable to reduced national ad revenues, especially at the Company's flagship station, WFLA-TV in Tampa, and to a modest increase in program costs, particularly in the year to date.

CABLE TELEVISION
----------------
(In thousands)
                                           Third Quarter Ended                             Nine Months Ended
                               -----------------------------------------        --------------------------------------
                                 Sept. 28,      Sept. 29,                        Sept. 28,      Sept. 29,
                                   1997           1996         Change              1997           1996          Change
                               -----------     -----------   -----------        ----------     -----------   ---------
Revenues                       $    37,825     $    36,935          2 %         $  115,145     $   108,287          6 %
Operating Expenses                  30,343          30,236        ---               92,503          90,952          2
Operating Income                     7,482           6,699         12               22,642          17,335         31
Depreciation &
     Amortization                    6,179           6,527         (5)              19,187          20,062         (4)
Operating Cash Flow                 13,661          13,226          3               41,829          37,397         12

Revenues at the Company's Cable Television segment rose $.9 million and $6.9 million in the third quarter and first nine months of 1997, up 2.4% and 6.3% from the year-ago periods. The increases were primarily attributable to the Company's Fairfax County, Virginia, cable system (Fairfax Cable), as a result of a 3.2% increase in the number of subscribers (to approximately 232,500 at September 28, 1997), together with higher average basic subscriber rates, up 5% and 7.4% in the current quarter and year to date, and average increases of 3.3% and 6.2% in expanded subscriber rates in the third quarter and first nine months of 1997, as compared to the same prior-year periods.

Cable operating expenses remained relatively flat in the third quarter, but increased slightly in the first nine months of 1997 from the comparable prior-year period. The increase was primarily attributable to a $2.7 million rise in program costs, due principally to higher program rates and the expanded subscriber base at Fairfax Cable, which was partially offset by a $1 million decrease in depreciation expense as compared to the similar year-ago period.

Cable operating income improved $.8 million and $5.3 million (12% and 31%) in the third quarter and first nine months of 1997 from the year-earlier periods. The improvement reflects revenue growth at Fairfax Cable as a result of increases in both rate and subscriber count, partially offset by higher Cable program costs in the year to date. An operating profit improvement at MEGA Advertising (the Company's cable advertising subsidary), due primarily to reduced operating expense levels, also contributed to the growth in Cable segment profitability in the third quarter and year to date of 1997.



NEWSPRINT
---------
(In thousands)
                                           Third Quarter Ended                             Nine Months Ended
                               -----------------------------------------        --------------------------------------
                                 Sept. 28,      Sept. 29,                        Sept. 28,      Sept. 29,
                                   1997           1996         Change              1997           1996          Change
                               -----------     -----------   -----------        ----------     -----------   ---------
Revenues                       $    30,104     $    30,487         (1) %        $   84,684     $   100,520        (16) %
Operating Expenses                  31,158          30,949          1               92,609          92,044          1
Operating Income (Loss)             (1,054)           (462)       128               (7,925)          8,476       (193)
Depreciation &
     Amortization                    1,647           1,590          4                4,969           4,990         ---
Operating Cash Flow                    593           1,128        (47)              (2,956)         13,466         ---

The Newsprint segment revenue declines of $.4 million and $15.8 million in the third quarter and first nine months of 1997, were focused at the Company's Garden State Paper (Garden State) newsprint mill, located in Garfield, New Jersey. The decline resulted from a 7.4% and 21% decrease in the average realized selling price per ton for the quarterly and year-to-date periods ended September 28, 1997, partially offset by a 6.8 % and a 6.3% rise in tons sold. Average realized newsprint selling prices fell from $610 per ton in the first nine months of 1996 to $481 per ton in the comparable period of 1997. However, the market is continuing to improve as evidenced by a 10% average selling price increase from $456 per ton in the first quarter of 1997 to $501 per ton in the third quarter.

Newsprint operating expenses for both the third quarter and first nine months of 1997 remained essentially level with the year-earlier periods. The cost of Garden State's principal raw material, recovered newspapers (ONP), dropped $1.2 million and $3.2 million (down 18% and 17%) in the most recent quarterly and year-to-date periods, due principally to lower market demand, and energy cost declined by $1 million in the year to date, mainly attributable to the mild 1997 winter. These declines were offset by increases of $1.1 million and $4.2 million in maintenance and production costs for the third quarter and first nine months of 1997, including increases of $.5 million and $1.9 million in the cost of additive and bleaching chemicals used to enhance the quality of paper produced.

Newsprint operating income declined $.6 million and $16.4 million in the third quarter and first nine months of 1997 from the comparable periods of 1996. The decrease resulted from a $40 and $129 decline in average realized selling price per ton for the current quarter and year-to-date period as compared to the equivalent year-ago periods, reflecting an industry-wide generally unfavorable supply and demand imbalance. Throughout 1997, as newspaper consumption increased and newsprint stocks declined, the Company has increased its newsprint price, but average realized selling prices have not yet reached 1996 levels. Continued gradual improvement in realized newsprint selling prices is expected during the fourth quarter of 1997.

UNCONSOLIDATED AFFILIATES
-------------------------

The Company's investment income from unconsolidated affiliates increased $.7 million in the third quarter, but fell $7.4 million in the first nine months of 1997 from the comparable periods of 1996. The decrease was caused by the Company's share of the operating results of its Southeast Paper Manufacturing Company (SEPCO) newsprint affiliate, which decreased $.8 million from the third quarter of 1996 and $12.6 million from the first nine months of 1996. Despite a 2.8% and 6.1% increase in tons sold in the third quarter and first nine months of 1997 compared to the same periods in 1996, revenues declined 5.2% and 17.7% as a result of SEPCO's average realized selling price declining to $485 per ton in the first nine months of 1997 from $621 per ton in the comparable prior-year period, also the result of the previously described unfavorable supply and demand imbalance as compared to the similar year ago period; however, newsprint selling prices have shown quarter-over-quarter improvement throughout 1997 and are expected to continue the trend throughout the remainder of the year.

Income earned from the Company's Denver Newspapers, Inc. (DNI), affiliate grew $1.6 million and $5.2 million in the third quarter and first nine months of 1997 over the comparable periods of 1996 due to a $1.3 million and $4.4 million increase in the Company's share of net income applicable to common stockholders and a $.3 million and $.8 million rise in income from the Company's DNI preferred stock investment. DNI's improved operating results for both the current third quarter and year-to-date period were attributable to strong advertising revenue growth coupled with reduced newsprint expense which, together, more than offset the effects of a modest decrease in circulation revenues and an increase in operating expenses.

INTEREST EXPENSE
----------------

Interest expense of $16.3 million and $49.4 million in the third quarter and year-to-date period ended September 28, 1997, increased $11.1 million and $33.1 million over the comparable year-earlier periods. This was due primarily to increases of $621 million and $665 million in average debt outstanding in the third quarter and first nine months of 1997, the result of recent acquisitions. Slightly offsetting the year-to-date increase in average debt was a reduction in the Company's average effective borrowing rate to 6.8% for the first nine months of 1997; however, the average borrowing rate in the current quarter remained unchanged from 1996's third quarter rate of 6.9%.

NON-OPERATING ITEMS
-------------------

Other income, net, decreased $1.4 million in the third quarter of 1997 from the year-ago period, due primarily to the absence of gains on the sale of fixed assets in the same year-ago period. The $.8 million increase in the current year to date was principally the result of a rise in interest income, which was partially offset by the aforementioned absence of increased gains on the sale of fixed assets.

INCOME TAXES
------------

Excluding the extraordinary item, the Company's effective tax rate was 41.5% in both the third quarter and first nine months of 1997, up from 36.2% in the previous year's comparable periods. Income tax expense declined $1.4 million and $6 million (15% and 21%) in the quarter and first nine months of 1997 on a pretax earnings decrease of $6.4 million and $24.9 million, respectively. The Company's effective tax rate rose in 1997 due to the increase in nondeductible intangible asset amortization related to recent acquisitions.

NET INCOME (LOSS)
-----------------

The Company incurred a net loss of $30.3 million ($1.15 per share) in the first nine months of 1997 as the result of a $63 million charge, net of tax benefits of $38.6 million, ($2.37 per share) related to the redemption of Park's high coupon debt in February 1997. Excluding this extraordinary item, net income declined from $15.6 million to $10.6 million in the third quarter and from $51.6 million to $32.7 million in the first nine months of 1997 from the comparable periods of 1996. The $5.1 million drop in net income for the quarter resulted principally from an $11.1 million rise in interest expense, partially offset by a $5.3 million increase in operating income. This rise in operating income was achieved despite a $5 million increase in amortization expense during the quarter. The $18.9 decrease in net income in the year to date was primarily attributable to a $33.1 million increase in interest expense, partially offset by a $14.8 million rise in operating income. The increase in year-to-date operating income was similarly impacted by a $15.3 million rise in amortization expense. Strong performances in Publishing and Cable were more than adequate to offset weak quarterly and year to date results in Newsprint and Broadcast, but fell short of fully covering the rise in interest expense which was directly attributable to recent acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Funds generated by operating activities during the first nine months of 1997 totaled $92.9 million, up $1.5 million from the comparable period of 1996. The increase was due to a rise in non-cash depreciation and intangibles amortization expense combined with this year's lower non-cash income, partially offset by a decline in net income (excluding the extraordinary item) and the absence of the prior-year distribution of $15.6 million from SEPCO. Funds generated from operating activities, coupled with funds provided from the sales of non-southeastern Park properties and new borrowings, supplied $277 million for acquisitions (excluding the liabilities assumed), $30.5 million for capital expenditures and $10.4 million for the payment of dividends to stockholders.

Total debt outstanding at September 28, 1997, was $915 million, up $617 million (principally the result of the Park acquisition) from the year-ago level of $298 million, but down $133 million from the March 30, 1997, level of $1,048 million. The majority of the debt reduction in the current year was funded with proceeds from the sale of certain of the former Park properties; the balance was derived from improved cash flow from operations. At September 28, 1997, the Company had $375 million in unused credit lines available from its committed seven-year $1.2 billion revolving credit facility. Augmenting this credit facility's borrowing capacity, the Company continues to have an arrangement with an insurance company which makes available an uncommitted credit facility allowing the Company to borrow up to an additional $150 million under senior notes at prevailing interest rates.

As previously disclosed in Note 2 of this Form 10-Q, in early 1997 in connection with the borrowings related to the Park acquisition, the Company entered into an additional $600 million of interest rate swap agreements which effectively converted variable rate debt to fixed rate debt at interest rates approximating 7% over four to seven year periods.

The Company anticipates that internally generated funds provided by operations during 1997, together with existing credit facilities, will be more than adequate to finance other possible acquisitions, projected capital expenditures, dividends to stockholders, and working capital needs.

OUTLOOK
-------
Consistent with the trend throughout 1997, the Company anticipates a strong fourth quarter in Publishing and Cable, while Newsprint should improve as selling prices continue their gradual ascent. Despite anticipated improvements in local revenues, Broadcast is still expected to be impacted by an industry-wide weak climate in the national advertising market.

The quick integration of recently acquired companies into Media General has strengthened the Company's ability to provide communications throughout the Southeast and to capitalize on emerging opportunities. In early October, the Company reached an agreement to acquire the Bristol (Virginia) Herald-Courier and two affiliated weekly newspapers. The transaction is expected to close early in the first quarter of 1998, subject to regulatory approval. The Herald-Courier is a leading source of news and information in southwestern Virginia, and the three papers will fit extremely well with the Company's existing newspapers in western Virginia, northwestern North Carolina and eastern Kentucky.

                           PART II. OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

         3 (ii) Bylaws of Media General, Inc., amended as of July 31, 1997.

         27     Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended September 28, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MEDIA GENERAL, INC.



DATE: November 11, 1997        /s/ J. Stewart Bryan III
                               ------------------------
                               J. Stewart Bryan III, Chairman, President and
                               Chief Executive Officer



DATE: November 11, 1997        /s/ Marshall N. Morton
                               ----------------------
                               Marshall N. Morton
                               Senior Vice President and Chief Financial Officer