Form 10-K405
period 1997-12-28
MEDIA GENERAL INC
filed 1998-03-27
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 28, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the transition period _______ to ________

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ X]

         The aggregate market value of voting stock held by nonaffiliates of the registrant, based upon the closing price of the Company's Class A Common Stock as reported on the American Stock Exchange, as of March 1, 1998, was approximately $1,075,000,000.

         The number of shares of Class A Common Stock outstanding on March 1, 1998, was 26,131,482. The number of shares of Class B Common Stock outstanding on March 1, 1998, was 556,574.

         Part I, Part II and Part IV incorporate information by reference from the Annual Report to Stockholders for the year ended December 28, 1997. Part III incorporates information by reference from the proxy statement for the Annual Meeting of Stockholders to be held on May 15, 1998.



                          Index to Media General, Inc.

        Annual Report on Form 10-K for the Year Ended December 28, 1997

Item No.                                                                                                  Page
                                                          Part I

1.     Business
              General                                                                                        1
              Publishing                                                                                     2
              Broadcast Television                                                                           3
              Cable Television                                                                               5
              Newsprint                                                                                      7
2.     Properties                                                                                            7
3.     Legal Proceedings                                                                                     8
4.     Submission of Matters to a Vote of Security Holders                                                   8
Executive Officers of Registrant                                                                             9

                                                         Part II

5.     Market for Registrant's Common Equity and Related Stockholder Matters                                 9
6.     Selected Financial Data                                                                               9
7.     Management's Discussion and Analysis of Financial Condition and Results
              of Operation                                                                                   9
8.     Financial Statements and Supplementary Data                                                          10
9.     Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure                                                                          10

                                                         Part III

10.    Directors and Executive Officers of the Registrant                                                   10
11.    Executive Compensation                                                                               10
12.    Security Ownership of Certain Beneficial Owners and Management                                       10
13.    Certain Relationships and Related Transactions                                                       10

                                                         Part IV

14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                                      10

Schedule II                                                                                                 12
Index to Exhibits                                                                                           13
Signatures                                                                                                  17

                                     Part I

Item 1.  Business

                                    General

         Media General, Inc., is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, broadcast and cable television, recycled newsprint production and diversified information services. The Company employs approximately 8,800 people on a full or part-time basis. The Company's businesses are somewhat seasonal; the second and fourth quarters are typically stronger than the first and third quarters.

         As part of the Company's continuing commitment to a southeastern focus, it has completed a series of acquisitions and divestitures since 1995. On January 7, 1997, the Company acquired Park Acquisitions, Inc., parent of Park Communications, Inc. (Park). The total consideration approximated $715 million, representing the purchase of all the issued and outstanding common stock of Park, the assumption of liabilities (primarily $476 million of Park's high coupon long-term debt) and transaction costs. The acquisition of Park included ten network affiliated television stations, 28 daily newspapers and 82 weekly newspapers. As intended since that date, the Company has sold certain of the former Park properties, most all of which were located outside of the Southeast, for approximately $147 million and purchased new properties for approximately $53 million. These purchases were the Potomac News (Woodbridge, Virginia; circulation - 25,000 daily and Sunday) in February 1997, The Reidsville Review (Reidsville, North Carolina) and The Messenger (Madison, North Carolina) in April 1997.

         In order to comply with the Federal Communication Commission's requirement that WTVR-TV, a station acquired from Park, be divested within one year of its January 1997 purchase date, in August 1997 the Company completed the exchange of WTVR-TV (Richmond, Virginia) for three other stations, WSAV-TV (Savannah, Georgia), WJTV-TV (Jackson, Mississippi) and WHLT-TV (Hattiesburg, Mississippi).

         In August 1996, the Company acquired, for approximately $38 million, the Danville Register & Bee, a daily newspaper in Virginia (circulation - 23,000 daily, 27,000 Sunday). In May 1996, the Company acquired, for approximately $2 million, Professional Communications Systems (PCS), a provider of equipment and studio design services for television stations.

         In October 1995, the Company acquired for approximately $232 million the assets of several Virginia newspapers (Virginia Newspapers) from Worrell Enterprises, Inc., and its affiliates. Newspaper properties acquired include four daily and Sunday newspapers (combined current circulation - 98,000 daily, 111,000 Sunday). In addition, the acquisition included a number of weekly and other publications, located in Culpeper, Greene, Madison, Orange and Tazewell Counties, Virginia.

         In early 1998, the Company acquired, for approximately $92 million, the Bristol Herald Courier, a daily newspaper in southwestern Virginia (circulation
- 44,000 daily, 47,000 Sunday), and two affiliated weekly newspapers. The Company has also agreed to purchase The Hickory Daily Record, a daily newspaper located in northwestern North Carolina (circulation - 20,000 daily and Sunday). This transaction is expected to close later in 1998. Additionally, the Company has agreed to sell its Kentucky newspaper properties, which include The (Somerset) Commonwealth Journal and related weekly publications.

                               Industry Segments

         The Company is engaged in four significant industry segments. For financial information related to these segments see pages 33 and 34 of the 1997 Annual Report to Stockholders, which are incorporated herein by reference. Additional information related to each of the Company's significant industry segments is included below.

Publishing Business

         At December 28, 1997, the Company's wholly owned publishing operations included daily and Sunday newspapers in Florida, North Carolina, Virginia and Kentucky. For a listing of the Company's daily and Sunday newspapers by location, see page 3 of the 1997 Annual Report to Stockholders, which is incorporated herein by reference. Combined daily circulation for the Florida, North Carolina and Virginia newspapers in 1997 was 247,000, 154,000 and 353,000, respectively; combined Sunday circulation for these newspapers was 336,000, 160,000 and 385,000, respectively. The Company also owns weekly newspapers, shoppers and other publications in Florida, North Carolina, Virginia and Kentucky, with weekly circulation of 2,000, 22,000, 24,000 and 37,000, respectively; and it holds 40% of the common stock and all of the preferred stock of Denver Newspapers, Inc., the parent company of The Denver Post, a daily newspaper in Denver, Colorado. As mentioned earlier, the Company has agreed to sell its Kentucky newspapers, including The (Somerset) Commonwealth Journal (circulation - 9,000 daily and Sunday).

         The newspaper publishing industry in the United States is comprised of hundreds of public and private companies ranging from large national and regional companies, publishing multiple newspapers across many states, to small privately held companies publishing one newspaper in one locality. Acquisitions and growth achieved by the Company over the past three years have placed the Company's newspaper circulation among the top twenty in the United States and situated the Company among the top fifteen publicly-held newspaper publishers in the country based on revenue. The publishing products of the Company reach almost one million households across the Southeast every week. Additionally, the Company's on-line news, information and entertainment services reach additional viewers and readers without geographic restriction.

         All of the Company's newspapers compete for circulation and advertising with other newspapers published nationally and in nearby cities and towns and for advertising with magazines, radio, television, the internet and other promotional media. All of the newspapers compete for circulation principally on the basis of content, service and price.

         The primary raw material used by the Company in its publishing operations is newsprint, which is purchased from various Canadian and United States sources, including Garden State Paper Company, Inc., a wholly owned subsidiary of the Company, and Southeast Paper Manufacturing Co., in which the Company owns a one-third equity interest. The publishing operations of the Company consumed approximately 135,000 tons of newsprint in 1997. Management of the Company believes that sources of supply under existing arrangements will be adequate in 1998.

Broadcast Television Business

         The ownership, operation and sale of broadcast television stations, including those licensed to the Company, are subject to the jurisdiction of the FCC, which engages in extensive and changing regulation of the broadcasting industry under authority granted by the Communications Act of 1934 (Communications Act). The Communications Act requires broadcasters to serve the public interest. Among other things, the FCC assigns frequency bands for broadcasting; assigns and controls the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; assigns and controls whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; regulates program content and has the authority to impose penalties for violations of its rules or the Communications Act.

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

         Reference should be made to the Communications Act, the Telecommunications Act of 1996 (1996 Telecom Act), the Children's Television Act and the FCC's rules, public notices and rulings for further information concerning the nature and extent of federal regulation of broadcast television stations.

         The Broadcast Television Division operates fourteen network-affiliated television stations in the southeastern United States. The following table sets forth certain information on each of these stations:


                                                                                             Expiration           Expiration
                                    National                                                   Date of              Date of
        Station Location             Market             Station             Audience             FCC                Network
        and Affiliation             Rank (a)          Rank (a) *          % Share (a) *      License (b)           Agreement
        ---------------             --------          ----------          -------------      -----------           ---------
      WFLA-TV  NBC                      15                2                    13%             2/1/05               12/31/04
      Tampa, FL

      WIAT-TV  CBS (c)                  51                4                     8%             4/1/05               12/31/04
      Birmingham, AL

      WJWB-TV  WB (d)                   54                4                     5%             2/1/05                1/12/99
      Jacksonville, FL





                                                                                             Expiration           Expiration
                                    National                                                   Date of              Date of
        Station Location             Market             Station             Audience             FCC                Network
        and Affiliation             Rank (a)          Rank (a) *          % Share (a) *      License (b)           Agreement
        ---------------             --------          ----------          -------------      -----------           ---------
      WTVQ-TV  ABC                      67                3                    11%             8/1/05                 1/1/06
      Lexington, KY

      WSLS-TV  NBC                      68                3                    13%            10/1/04                10/1/05
      Roanoke, VA

      WDEF-TV  CBS                      86                3                    14%             8/1/05               12/31/04
      Chattanooga, TN

      WJTV-TV  CBS                      90                2                    19%             6/1/05               12/31/04
      Jackson, MS

      WJHL-TV  CBS                      93                2                    17%             8/1/05               12/31/04
      Johnson City, TN

      WSAV-TV  NBC                     100                2                    13%             4/1/05                9/30/04
      Savannah, GA

      WNCT-TV  CBS                     106                1                    19%            12/1/04               12/31/04
      Greenville, NC

      WHOA-TV  ABC                     114                4                     8%             4/1/05                 1/3/07
      Montgomery, AL

      WCBD-TV  NBC                     117                2                    18%            12/1/04                 1/1/05
      Charleston, SC

      WHLT-TV  CBS                     166                2                    12%             6/1/05                8/31/05
      Hattiesburg, MS

      KALB-TV  NBC                     178                1                    32%             6/1/05                10/1/05
      Alexandria, LA

(a)      Source: November 1997 Nielson Rating Books.
(b) Television broadcast licenses are granted for maximum terms of eight years and are subject to renewal upon application to the FCC.
(c)      Formerly WBMG-TV.
(d) Formerly WJKS-TV; transferred network affiliation from ABC to Warner Brothers in February 1997.
* Sign-On to Sign-Off.


         The primary source of revenues for the Company's television stations is the sale of time to national and local advertisers. Since each of the stations is network-affiliated, additional revenue is derived from the network programming carried by each.

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

         The television broadcast industry presently is planning for the transition from analog to digital technology in accordance with a mandated conversion timetable established by the FCC. Although subject to revision by the FCC, this timetable requires television stations to inaugurate such digital service beginning May 1, 1999, at stations in large markets, through May 1, 2002, at stations in smaller markets. Due to the national market rank of the Company's Tampa station, it must comply with this transition in the early part of the conversion period.

         Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company's broadcast television stations and affect the ability of the Company to acquire additional stations. In addition to the matters noted above, these include, for example, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (such as alcoholic beverages) and the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations. Other matters that could potentially affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as satellite radio and television broadcast service, wireless cable systems, low-power television stations, radio technologies and the advent of telephone company participation in the provision of video programming services.

Cable Television Business

         The Cable Television Division includes two cable systems in northern Virginia, Media General Cable of Fairfax County, Inc., and Media General Cable of Fredericksburg, Inc., a cable advertising agency, Mega Advertising, Inc., and an interest in a cable advertising interconnect business serving five cable systems in the Washington, D.C. area. The Fairfax County system has 800 and 100 megahertz of forward and return capacity, respectively, on dual coaxial cables which pass approximately 336,000 homes. The Fredericksburg system has a 60-channel capacity and passes approximately 21,000 homes.

          The Company has cable television franchises to operate its existing systems in the overwhelming majority of Fairfax County, Virginia, adjoining cities and towns and in Fredericksburg and Spotsylvania County, Virginia, and a portion of Stafford County, Virginia. These jurisdictions have enacted extensive regulations governing cable television systems within their borders. In anticipation of a series of expiration dates presently commencing in 1998, franchise renewal proceedings are underway for the Company's Fairfax County system. Renewal proceedings also are underway for the Company's Stafford County franchise. At December 28, 1997, the Company's cable television systems served approximately 252,000 subscribers.

         The Company's cable television systems have substantially the same competition for advertising as its television stations. The cable television systems compete for audience on the basis of price, program content and quality of reception and for advertising revenues on the basis of price, share of market and performance.

         The FCC has jurisdiction over and has adopted a regulatory program concerning the cable television industry. The FCC's regulations establish cable television service and programming requirements and govern cable television engineering standards, registration and reporting obligations and other matters. Among the regulatory limitations which impact the Company's costs and business, federal law establishes rate regulation for the cable services (other than premium and pay-per-view services) which the Company offers to subscribers. Ratemaking authority is divided between local franchisors and the FCC, and some of the Company's rates are under review by franchisors and under review by or on appeal to the FCC. While the Company believes that its rates have been established in compliance with applicable federal law, it is possible that rate refunds and/or rate adjustments may be ordered.

         The 1996 Telecom Act eliminates rate regulation after March 31, 1999, for all cable services except the "basic" tier, which is the service including the local broadcast signals carried by a cable system. It also removes previously applicable restrictions that prevented most local telephone companies from providing cable services within the areas in which they provided telephone services. This change, together with direct broadcast satellite and potential wireless cable and open video system offerings, will almost certainly lead to increased competition within the area served by the Company's cable systems. In early 1998, a local telephone company affiliate was certificated by the FCC to operate a competitive open video system in a portion of the franchise area served by the Company's Fairfax system. Once effective competition by a video programming provider exists generally in a franchise area, cable rate regulation for other than the basic tier will end in such area.

         The Company is studying several strategic planning initiatives for long-term implementation, including entry into the high-speed data transmission and commercial and residential telephone markets, for its Fairfax system. The Company estimates that the capital investment required for it to compete effectively in those markets could exceed $200 million over a ten-year period.

         Reference should be made to the Communications Act, the 1996 Telecom Act and the FCC's rules, public notices and rulings for further information concerning the nature and extent of federal regulation of cable television systems.

         The following table sets forth certain information with respect to the Company's largest cable operation:

Media General Cable of Fairfax

                                             1997                 1996                 1995
                                             ----                 ----                 ----
Subscribers                                 235,551              227,717              221,784
Penetration                                   70.2%                69.4%                69.2%
Monthly revenue per home passed              $33.79               $32.87               $31.82
Monthly average revenue per subscriber       $48.64               $47.54               $46.25

Newsprint Paper Manufacturing Business

         Media General's newsprint operations consist of the Garden State Paper Company, a wholly owned newsprint mill in Garfield, New Jersey, with an annual capacity of 240,000 short tons, and a one-third interest in Southeast Paper Manufacturing Company (SEPCO) in Dublin, Georgia, with an annual capacity of 500,000 short tons. Both facilities use Media General's proprietary de-inking technology to produce 100 percent recycled, high quality newsprint from recovered old newspapers (ONP). Media General's share of their combined total capacity is approximately 405,000 short tons, making Media General the nation's leading producer of 100 percent recycled newsprint. The Company also earns licensing fees pursuant to a contract with SEPCO, in addition to its share of operating results.

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

         In recent years, environmentally driven legislation has encouraged the use of recycled paper. With demand pushing against the practical limits of recovery, ONP costs accelerated during much of 1995, but began to decline to more reasonable levels by year end. ONP prices continued to decline gradually throughout all of 1996 and into 1997, with prices beginning to stabilize towards the close of 1997. Media General's strategically located and cost-effective newsprint recycling facilities have helped assure the Company of adequate supplies of ONP.

         The newsprint business has historically been a cyclical industry. In 1994, newsprint demand was on the rise, producing higher selling prices as most mills reached 96-97 percent of operating capacity. The trend upward continued through 1995, enabling Media General's newsprint operations to implement four price increases during that year. Prices peaked in early 1996 and then declined throughout the remainder of the year. However, prices began a gradual and steady ascent in 1997, reflecting the cyclical nature of newsprint prices inherent to the industry.

Item 2.  Properties

         The headquarters of Media General, Inc., and its Richmond Newspapers, Inc., subsidiary are currently located in downtown Richmond, Virginia, in five adjacent buildings. In the second quarter of 1998, the Company will lease a new corporate headquarters building which is currently being constructed by a third party. This new facility is also located in Richmond on land adjacent to the current headquarters. The Company will lease a new headquarters facility for Richmond Newspapers on adjacent land beginning in 1999. The Richmond newspaper is printed at a production and distribution facility located on an 86 acre site in Hanover County, Virginia, near Richmond. The Company owns eight other daily newspapers in Virginia, all of which are printed in or around their respective cities at production and distribution facilities situated on parcels of land ranging from one-half acre to six acres. The Tampa, Florida, newspaper is located in a single unit production plant and office building located on a six acre tract in that city. The headquarters of the Company's Brooksville and Sebring, Florida, daily newspapers are located on leased property in each respective city; however, these newspapers are printed at the Tampa production facility. The Winston-Salem newspaper is headquartered in one building in downtown Winston-Salem. Its newspapers are printed at a production and distribution facility located on a nearby 12 acre site. The remaining six daily newspapers in North

Carolina are printed at production and distribution facilities on sites which range from one-half acre to five acres, all located in or around their respective cities. Substantially all of the newspaper production equipment, land and buildings, are owned by the Company. As previously discussed, the Company has agreed to sell its Kentucky properties.

         The Company's fourteen television facilities are located in ten southeastern states. Two stations are located in each of the following states:
Alabama, Florida, Mississippi and Tennessee. The six remaining stations are located in the following states: Georgia, Kentucky, Louisiana, North Carolina, South Carolina and Virginia. Substantially all of the television stations are located on land owned by the Company. Ten station tower sites are owned by the Company; four are leased.

         Media General Cable of Fairfax County, Inc., a subsidiary of the Company, has its headquarters located in one building owned by the Company in Chantilly, Virginia, and two signal retransmission centers are located in Fairfax County, Virginia, one on property owned by the Company and adjacent to its production studio and one on leased property. In addition, Fairfax Cable leases a facility for its service maintenance operations and fleet in Springfield, Virginia. The cable system includes a home subscriber network and a separate institutional network.

         Newsprint production facilities at Garden State consist of a Company-owned mill in Garfield, New Jersey, housing two paper-making machines adjacent to a Company-owned power plant which supplies it with steam and electric power. Garden State leases adequate storage facilities for waste paper in the general vicinity of the newsprint mill. The Company also leases four properties in New Jersey and one in New York for its recycling operations.

         The Company considers all of its properties, together with the related machinery and equipment contained therein, to be well-maintained, in good operating condition, and adequate for its present and foreseeable future needs.

Item 3.  Legal Proceedings

         None. Matters previously disclosed under this item either have been resolved for immaterial amounts or are so immaterial as not to require disclosure.

Items 4. Submission of Matters to a Vote of Security Holders

         The Company's Class B stockholders, at a special meeting held on December 5, 1997, approved certain performance goals utilized and to be utilized in the Company's Annual Incentive Plan and its restricted stock awards.

Executive Officers of the Registrant

Name                               Age      Position and Office                                      Year First Took Office*
J. Stewart Bryan III               59       Chairman, President, Chief Executive Officer                     1990

Marshall N. Morton                 52       Senior Vice President, Chief Financial Officer                   1989

H. Graham Woodlief, Jr.            53       Vice President                                                   1989

Stephen Y. Dickinson               52       Controller                                                       1989

George L. Mahoney                  45       General Counsel, Secretary                                       1993

Stephen R. Zacharias               48       Treasurer                                                        1989

         * The year indicated is the year in which the officer first assumed an office with the Company. Mr. Dickinson assumed executive officer responsibilities as of May 1994. Mr. Mahoney previously served as Assistant General Counsel of Dow Jones & Company, Inc., for more than five years. Mr. Zacharias assumed executive officer responsibilities as of December 1993.

         Officers of the Company are elected at the Annual Meeting of the Board of Directors to serve, unless sooner removed, until the next Annual Meeting of the Board of Directors and/or until their successors are duly elected and qualified.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Reference is made to page 49 of the 1997 Annual Report to Stockholders, which is incorporated herein by reference, for information required by this item.

Item 6.  Selected Financial Data

         Reference is made to Note 5 on pages 33 and 34, and to pages 50 and 51 of the 1997 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Reference is made to pages 42 through 48 of the 1997 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.

Item 8.  Financial Statements and Supplementary Data

         Consolidated financial statements of the Company as of December 28, 1997, and December 29, 1996, and for each of the three fiscal years in the period ended December 28, 1997, and the report of independent auditors thereon, as well as the Company's unaudited quarterly financial data for the fiscal years ended December 28, 1997, and December 29, 1996, are incorporated herein by reference from the 1997 Annual Report to Stockholders pages 25 through 41 and page 49.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 15, 1998, except as to certain information regarding executive officers included in Part I.

Item 11. Executive Compensation

         Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 15, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 15, 1998.

Item 13. Certain Relationships and Related Transactions

         Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 15, 1998.

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

     (b) Reports on Form 8-K
         None

Index to Financial Statements and Financial Statement Schedules - Item 14(a)

                                                                                                   Annual Report to
                                                                                  Form 10-K          Stockholders
                  Media General, Inc.
                     (Registrant)
Report of independent auditors                                                                          41
Consolidated statements of operations for the fiscal years ended
      December 28, 1997, December 29, 1996, and December 31, 1995                                       25
Consolidated balance sheets at December 28, 1997, and
      December 29, 1996                                                                                26-27
Consolidated statements of stockholders' equity for the fiscal years ended December 28, 1997, December 29, 1996,
      and December 31, 1995                                                                             28
Consolidated statements of cash flows for the fiscal years ended
      December 28, 1997, December 29, 1996, and December 31, 1995                                       29
Notes to consolidated financial statements                                                             30-40
Schedule:
      II  -  Valuation and qualifying accounts and reserves for the fiscal years ended December 28, 1997, December 29, 1996, and
             December 31, 1995                                                     12

Schedules other than Schedule II, listed above, are omitted since they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

The consolidated financial statements of Media General, Inc., listed in the above index which are included in the Annual Report to Stockholders of Media General, Inc., for the fiscal year ended December 28, 1997, are incorporated herein by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Parts I, II and IV, the 1997 Annual Report to Stockholders is not deemed filed as part of this report.

                     Media General, Inc., and Subsidiaries
          Schedule II - Valuation and Qualifying Accounts and Reserves
 Fiscal Years Ended December 28, 1997, December 29, 1996, and December 31, 1995


                                      Balance at    Additions                                      Balance
                                       beginning   charged to     Deductions                       at end
                                       of period   expense-net       net         Transfers        of period
                                      ----------   -----------    ----------    ----------       -----------
1997
   Allowance for doubtful accounts    $5,270,765    $5,716,864    $6,122,261    $1,787,999 (a)   $ 6,653,367
   Reserve for warranties              4,146,005           ---       622,681           ---         3,523,324
                                      ----------    ----------    ----------    ----------       -----------
       Totals                         $9,416,770    $5,716,864    $6,744,942    $1,787,999       $10,176,691
                                      ==========    ==========    ==========    ==========       ===========

1996
   Allowance for doubtful accounts    $4,529,960    $5,195,767    $4,546,572    $   91,610 (a)   $ 5,270,765
   Reserve for warranties              3,040,833     1,700,000       594,828           ---         4,146,005
                                      ----------    ----------    ----------    ----------       -----------
       Totals                         $7,570,793    $6,895,767    $5,141,400    $   91,610       $ 9,416,770
                                      ==========    ==========    ==========    ==========       ===========


1995
   Allowance for doubtful accounts    $3,360,172    $4,224,695    $3,343,663    $  288,756 (a)   $ 4,529,960
   Reserve for warranties              3,441,835           ---       401,002           ---         3,040,833
                                      ----------    ----------    ----------    ----------       -----------
       Totals                         $6,802,007    $4,224,695    $3,744,665    $  288,756       $ 7,570,793
                                      ==========    ==========    ==========    ==========       ===========



(a) Amount associated with the acquisition of properties.

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

      3 (ii) Bylaws of Media General, Inc., amended and restated as of July 31, 1997, incorporated by reference to Exhibit 3 (ii) of Form 10-Q for the period ended September 28, 1997.

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

     10.9 Shareholders Agreement, dated May 28, 1987, between Mary Tennant Bryan, Florence Bryan Wisner, J. Stewart Bryan III, and D. Tennant Bryan and J. Stewart Bryan III as trustees under D. Tennant Bryan Media Trust, and Media General, Inc., incorporated by reference to Exhibit 10.50 of Form 10-K for the fiscal year ended December 31, 1987.

     10.10 Amended and Restated Redemption Agreement between Media General, Inc., and D. Tennant Bryan, dated April 7, 1994, incorporated by reference to Exhibit 10.21 of Form 10-Q for the period ended March 27, 1994.

     10.11 Media General, Inc., Supplemental Thrift Plan, amended and restated as of November 17, 1994, incorporated by reference to
                  Exhibit 10.27 of Form 10-K for the fiscal year ended December 25, 1994.

     10.12 Media General, Inc., Executive Supplemental Retirement Plan, amended, and restated as of November 17, 1994, incorporated by reference to Exhibit 10.28 of Form 10-K for the fiscal year ended December 25, 1994.

     10.13 Deferred Income Plan for Selected Key Executives of Media General, Inc., and form of Deferred Compensation Agreement thereunder dated as of December 1, 1984, incorporated by reference to Exhibit 10.29 of Form 10-K for the fiscal year ended December 31, 1989.

     10.14 Media General, Inc., Management Performance Award Program, adopted November 16, 1990, and effective January 1, 1991, incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended December 29, 1991.

     10.15 Media General, Inc., Deferred Compensation Plan, amended and restated as of November 17, 1994, incorporated by reference to
                  Exhibit 10.32 of Form 10-K for the fiscal year ended December 25, 1994.

     10.16 Media General, Inc., ERISA Excess Benefits Plan, amended and restated as of November 17, 1994, incorporated by reference to
                  Exhibit 10.33 of Form 10-K for the fiscal year ended December 25, 1994.

     10.17 Media General, Inc., 1995 Long-Term Incentive Plan, adopted as of May 19, 1995, incorporated by reference to Exhibit 10.33 of Form 10-K for the fiscal year ended December 31, 1995.

     10.18 Media General, Inc., 1996 Employee Non-Qualified Stock Option Plan, adopted as of January 30, 1996, incorporated by reference to Exhibit 10.20 of Form 10-K for the fiscal year ended December 29, 1996.

     10.19 Media General, Inc., 1997 Employee Restricted Stock Plan, adopted as of May 16, 1997, incorporated by reference to
                  Exhibit 10.21 of Form 10-K for the fiscal year ended December 29, 1996.

     10.20 Media General, Inc., Directors' Deferred Compensation Plan, adopted as of May 16, 1997, incorporated by reference to
                  Exhibit 10.22 of Form 10-K for the fiscal year ended December 29, 1996.

     10.21 Amended and Restated Partnership Agreement, dated November 1, 1987, by and among Virginia Paper Manufacturing Corp., KR Newsprint Company, Inc., and CEI Newsprint, Inc., incorporated by reference to Exhibit 10.31 of Form 10-K for the fiscal year ended December 31, 1987.

     10.22 Amended and Restated License Agreement, dated November 1, 1987, by and among Media General, Inc., Garden State Paper Company, Inc., and Southeast Paper Manufacturing Co., incorporated by reference to Exhibit 10.34 of Form 10-K for the fiscal year ended December 31, 1987.

     10.23 Amended and Restated Umbrella Agreement, dated November 1, 1987, by and among Media General, Inc., Knight - Ridder, Inc., and Cox Enterprises, Inc., incorporated by reference to
                  Exhibit 10.32 of Form 10-K for the fiscal year ended December 31, 1987.

     10.24 Amended Newsprint Purchase Contract, dated November 1, 1987, by and among Southeast Paper Manufacturing Co., Media General, Inc., Knight-Ridder, Inc., and Cox Enterprises, Inc., incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended December 31, 1987.

     10.25 Television affiliation agreement, dated February 10, 1995, between WFLA-TV and the NBC Television Network incorporated by reference to Exhibit 10.38 of Form 10-K for the fiscal year ended December 25, 1994.

     10.26 Amendments, dated May 17, 1993, to television affiliations agreement, between WFLA-TV and National Broadcasting Company, Inc., dated March 22, 1989, incorporated by reference to
                  Exhibit 10.47 of Form 10-K for the fiscal year ended December 26, 1993.

     10.27 Franchise Agreements, dated September 30, 1982, between Media General, Inc., Media General Cable of Fairfax County, Inc., and Fairfax County, Virginia, as amended January 30, 1984, incorporated by reference to Exhibit 10.32 of Form 10-K for the fiscal year ended December 31, 1983.

     10.28 Second Amended and Restated Stock and Warrant Purchase and Shareholders' Agreement dated May 20, 1994, by and among Media General, Inc., Affiliated Newspapers Investments, Inc., and Denver Newspapers, Inc., incorporated by reference to Exhibit 2 of Form 8-K dated September 28, 1994.

     10.29 Asset Purchase Agreement dated February 13, 1997, by and among Media General Newspapers, Inc., and Newspaper Holdings, Inc., incorporated by reference to Exhibit 10.36 of Form 10-K dated March 27, 1997.

     13 Media General, Inc., Annual Report to Stockholders for the fiscal year ended December 28, 1997.

     21           List of subsidiaries of the registrant.

     23           Consent of Ernst & Young LLP, independent auditors.

     27.1         1997 Financial Data Schedule.

     27.2         1996 Restated Financial Data Schedule.

     27.3         1995 Restated Financial Data Schedule.

                  Note:    Exhibits 10.1 - 10.20 are management contracts or
                  compensatory plans, contracts or arrangements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          MEDIA GENERAL, INC.

Date:    March 26, 1998
                                   /s/ J. Stewart Bryan III
                                   ---------------------------------------------
                                   J. Stewart Bryan III, Chairman, President and
                                                        Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                  Title                                          Date

                                            Vice Chairman and Director                           March 26, 1998
------------------------------------
 James S. Evans

/s/ Marshall N. Morton                      Senior Vice President and                            March 26, 1998
------------------------------------
 Marshall N. Morton                         Chief Financial Officer and Director

/s/ Stephen Y. Dickinson                    Controller                                           March 26, 1998
------------------------------------
 Stephen Y. Dickinson

/s/ Robert P. Black                         Director                                             March 26, 1998
------------------------------------
 Robert P. Black

/s/ Charles A. Davis                        Director                                             March 26, 1998
------------------------------------
 Charles A. Davis

/s/ Robert V. Hatcher, Jr.                  Director                                             March 26, 1998
------------------------------------
 Robert V. Hatcher, Jr.

/s/ John G. Medlin, Jr.                     Director                                             March 26, 1998
------------------------------------
 John G. Medlin, Jr.

/s/ Wyndham Robertson                       Director                                             March 26, 1998
------------------------------------
 Wyndham Robertson

/s/ Henry L. Valentine, II                  Director                                             March 26, 1998
------------------------------------
 Henry L. Valentine, II