Form 10-Q
period 1998-03-29
MEDIA GENERAL INC
filed 1998-05-08
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1998

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

              For the transition period from_________ to__________

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

                               Yes      X                No
                                  --------------           --------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 3, 1998.

                            Class A Common shares:  26,169,518
                            Class B Common shares:     556,574



                               MEDIA GENERAL, INC.
                                TABLE OF CONTENTS
                                FORM 10-Q REPORT
                                 MARCH 29, 1998
                                                                                                                 Page
                                                                                                                 ----
Part I.    Financial Information

       Item 1.     Financial Statements

                      Consolidated Condensed Balance Sheets - March 29, 1998,
                      and December 28, 1997                                                                         1

                      Consolidated Condensed Statements of Operations - Three months
                      ended March 29, 1998, and March 30, 1997                                                      3

                      Consolidated Condensed Statements of Cash Flows - Three
                      months ended March 29, 1998, and March 30, 1997                                               4

                      Notes to Consolidated Condensed Financial Statements                                          5

       Item 2.     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                                        6

Part II.   Other Information

       Item 6.     Exhibits and Reports on Form 8-K                                                                12

                      (a)    Exhibits

                      (b)    Reports on Form 8-K

Signatures                                                                                                         13


                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                               MEDIA GENERAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                              (000's except shares)

                                                                            March 29,               December 28,
                                                                              1998                      1997
                                                                       -----------------         ------------------
ASSETS

Current assets:
     Cash and cash equivalents                                         $           5,694         $            3,504
     Accounts receivable - net                                                    97,761                    109,287
     Inventories                                                                  15,949                     17,594
     Other                                                                        26,548                     32,268
                                                                       -----------------         ------------------
         Total current assets                                                    145,952                    162,653
                                                                       -----------------         ------------------

Investments in unconsolidated affiliates                                         130,427                    132,209

Other assets                                                                      32,845                     28,519

Property, plant and equipment - net                                              502,112                    504,906

Excess of cost over fair value of net identifiable assets
     of acquired businesses - net                                                665,129                    572,458

FCC licenses and other intangibles - net                                         409,383                    413,456
                                                                       -----------------         ------------------

                                                                       $       1,885,848         $        1,814,201
                                                                       =================         ==================










                             See accompanying notes.







                               MEDIA GENERAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                              (000's except shares)

                                                                            March 29,               December 28,
                                                                              1998                      1997
                                                                       -----------------         ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                  $          27,721         $           31,599
     Accrued expenses and other liabilities                                      106,629                     98,190
     Income taxes payable                                                          2,471                      1,422
                                                                       -----------------         ------------------
         Total current liabilities                                               136,821                    131,211
                                                                       -----------------         ------------------

Long-term debt                                                                   957,515                    900,140

Deferred income taxes                                                            248,175                    249,649

Other liabilities and deferred credits                                           119,695                    114,975

Stockholders' equity:
     Preferred stock ($5 cumulative convertible), par value $5 per share:
              Authorized 5,000,000 shares;
                  none outstanding
     Common stock, par value $5 per share:
         Class A, authorized 75,000,000 shares; issued
              26,150,862 and 26,172,424 shares                                   130,754                    130,862
         Class B, authorized 600,000 shares; issued
              556,574 shares                                                       2,783                      2,783
     Additional paid-in capital                                                   16,725                     16,733
     Unearned compensation                                                        (1,838)                    (2,100)
     Retained earnings                                                           275,218                    269,948
                                                                       -----------------         ------------------
         Total stockholders' equity                                              423,642                    418,226
                                                                       -----------------         ------------------

                                                                       $       1,885,848         $        1,814,201
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





                               MEDIA GENERAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (000's except for per share data)

                                                                                  Three Months Ended
                                                                       --------------------------------------------
                                                                            March 29,                 March 30,
                                                                              1998                      1997
                                                                       -----------------         ------------------

Revenues                                                               $         234,681         $         216,145
                                                                       -----------------         ------------------

Operating costs:
     Production costs                                                            117,489                    111,995
     Selling, distribution and administrative                                     58,187                     56,027
     Depreciation and amortization                                                26,283                     23,321
                                                                       -----------------         ------------------
         Total operating costs                                                   201,959                    191,343
                                                                       -----------------         ------------------

Operating income                                                                  32,722                     24,802
                                                                       -----------------         ------------------

Other income (expense):
     Interest expense                                                            (17,399)                   (15,614)
     Investment income - unconsolidated affiliates:
         Southeast Paper Manufacturing Co.                                         3,768                      1,138
         Denver Newspapers, Inc.:
              Equity in net income                                                   616                      1,564
              Preferred stock income                                               1,534                      1,502
     Other, net                                                                     (517)                       681
                                                                       -----------------         ------------------

         Total other income expense                                              (11,998)                   (10,729)
                                                                       -----------------         ------------------

Income before income taxes and extraordinary item                                 20,724                     14,073

Income taxes                                                                       7,979                      5,840


Income before extraordinary item                                                  12,745                      8,233
Extraordinary item from early redemption of debt
     (net of income tax benefit of $38,613)                                          ---                    (63,000)
                                                                       -----------------         ------------------

Net income (loss)                                                      $          12,745         $          (54,767)
                                                                       =================         ==================

Earnings (loss) per common share and equivalent:
     Income before extraordinary item                                  $            0.48         $             0.31
     Extraordinary item                                                              ---                      (2.39)
                                                                       -----------------         ------------------

     Net income (loss)                                                 $            0.48         $            (2.08)
                                                                       =================         ==================

Earnings (loss) per common share and equivalent -- assuming dilution:
     Income before extraordinary item                                  $            0.47         $             0.31
     Extraordinary item                                                              ---                      (2.37)
                                                                       -----------------         ------------------
     Net income (loss)                                                              0.47                      (2.06)
                                                                       =================         ==================

Dividends paid per common share                                        $            0.14         $             0.13
                                                                       =================         ==================


                             See accompanying notes.




                               MEDIA GENERAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                     (000's)

                                                                                   Three Months Ended
                                                                       ---------------------------------------------
                                                                            March 29,                 March 30,
                                                                              1998                      1997
                                                                       ------------------        -------------------

Operating activities:

Net income (loss)                                                      $          12,745         $          (54,767)

Adjustments to reconcile net income (loss):
     Extraordinary item                                                              ---                     63,000
     Depreciation and amortization                                                26,283                     23,321
     Deferred income taxes                                                        (1,668)                    (1,188)
     Investment income -- unconsolidated affiliates,
         net of distributions                                                      1,782                     (1,504)
     Change in assets and liabilities:
         Accounts receivable and inventories                                      15,217                      7,861
         Other                                                                    (4,832)                    (9,376)
                                                                       -----------------         ------------------

Net cash provided by operating activities                                         49,527                     27,347
                                                                       -----------------         ------------------

Investing activities:
     Capital expenditures                                                        (10,619)                    (9,994)
     Purchase of businesses (1997-net of $476 million
         of debt assumed)                                                        (92,613)                  (273,247)
     Sale of businesses (1997-net of $90,944 placed in trust)                        ---                     48,620
     Other, net                                                                    1,153                        120
                                                                       -----------------         ------------------
Net cash used by investing activities                                           (102,079)                  (234,501)
                                                                       -----------------         ------------------

Financing activities:
     Increase in debt                                                            184,000                    963,000
     Payment of debt                                                            (127,071)                  (667,000)
     Premiums and costs related to early redemption
         of  Park debt                                                               ---                    (84,703)
     Dividends paid                                                               (3,736)                    (3,460)
     Other, net                                                                    1,549                        411
                                                                       -----------------         ------------------

Net cash provided by financing activities                                         54,742                    208,248
                                                                       -----------------         ------------------

Net increase in cash and cash equivalents                                          2,190                      1,094
Cash and cash equivalents at beginning of year                                     3,504                      4,471
                                                                       -----------------         ------------------

Cash and cash equivalents at end of period                             $           5,694         $            5,565
                                                                       =================         ==================

Supplemental  disclosures of cash flow information:
Cash paid during the period for:
     Interest (net of amount capitalized)                              $          16,344         $            7,532
     Income taxes                                                      $           6,096         $            5,392

                             See accompanying notes.


                               MEDIA GENERAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         1. The  accompanying   unaudited   consolidated   condensed  financial
statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997.

            In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included. Certain items in 1997 have been reclassified to conform with the current year's presentation. The reclassifications have no effect on net income as previously reported. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

         2. On January 2, 1998, Media General, Inc. acquired, for approximately $93 million, the assets of the Bristol Herald Courier, a daily newspaper in southwestern Virginia, and two affiliated weekly newspapers. The transaction was accounted for as a purchase and Bristol's results of operations have been included in the Company's results since the date of acquisition. The purchase price has been allocated to the assets acquired based on a preliminary appraisal of estimated fair values. Such estimated values may change as the appraisal is finalized and more facts become known.

            In late January, the Company agreed to purchase the Hickory Daily Record located in northwestern North Carolina and in late February announced the sale of its Kentucky newspaper properties acquired with the 1997 purchase of Park. These transactions are expected to close later in 1998.

         3. Inventories are principally raw materials.

         4. The following table sets forth the computation of basic and diluted earnings per share:

                                                  Quarter Ended March 29, 1998                 Quarter Ended March 30, 1997
                                             -------------------------------------       ---------------------------------------
                                               Income        Shares      Per Share          Income        Shares       Per Share
(In thousands, except per share amounts)     (Numerator) (Denominator)     Amount        (Numerator)   (Denominator)     Amount
                                             -------------------------------------       ---------------------------------------
Basic EPS
Income available to common stock-
   holders before extraordinary item            $12,745      26,503         $ 0.48         $ 8,233        26,319          $ 0.31
                                                                            ======                                        ======

Effect of dilutive securities
Stock options                                                   262                                          139
Restricted stock and other                           (5)         79                            (11)          149
                                             ----------------------                        ---------------------

Diluted EPS
Income available to common stock-
   holders + assumed conversions                $12,740      26,844         $ 0.47         $ 8,222        26,607          $ 0.31
                                             =====================================         =====================================

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

                               Media General, Inc.
                          Business Segment Information
                                   (Unaudited)
                                     (000's)
                                                                                  Three Months Ended
                                                                       --------------------------------------------
                                                                            March 29,                 March 30,
                                                                              1998                      1997
                                                                       -----------------         ------------------
Revenues:
     Publishing                                                        $         125,792         $          115,757
     Broadcast Television                                                         37,527                     35,939
     Cable Television                                                             38,647                     38,102
     Newsprint                                                                    32,715                     26,347
                                                                       -----------------         ------------------
         Total revenues                                                $         234,681         $          216,145
                                                                       =================         ==================

Operating income:
     Publishing                                                        $          22,288         $           18,751
     Broadcast Television                                                            822                      3,147
     Cable Television                                                              6,729                      7,235
     Newsprint                                                                     2,883                     (4,331)
                                                                       -----------------         ------------------
         Total operating income                                        $          32,722         $           24,802
                                                                       =================         ==================

Operating cash flow:
     Publishing                                                        $          32,331         $           27,910
     Broadcast Television                                                          8,512                      9,154
     Cable Television                                                             13,531                     13,753
     Newsprint                                                                     4,631                     (2,694)
                                                                       -----------------         ------------------
         Total operating cash flow                                     $          59,005         $           48,123
                                                                       =================         ==================


ACQUISITIONS AND DISPOSITIONS

In January 1998 the Company acquired the Bristol Herald Courier, a daily newspaper in southwestern Virginia, and two affiliated weekly newspapers. Additionally, the Company agreed to purchase The Hickory Daily Record located in northwestern North Carolina and announced the sale of its Kentucky newspaper properties acquired in 1997 with the purchase of Park. See Note 2 of this Form 10-Q for further details about these transactions.



CONSOLIDATED OPERATING RESULTS
(In thousands, except per share data)
                                                                             First Quarter Ended
                                                       --------------------------------------------------------------
                                                          March 29,               March 30,
                                                            1998                    1997                   Change
                                                       --------------           -------------           -------------
Revenues                                               $    234,681             $     216,145                    9%
Net Income                                                   12,745                   (54,767) *                ---
Earnings Per Share                                             0.48                     (2.08) *                ---
Earnings Per Share - Assuming Dilution                         0.47                     (2.06) *                ---

* Includes extraordinary charge from early redemption of debt ($63 million net of a tax benefit of $38.6 million; $2.39 per share or $2.37 per share-assuming dilution)



SEGMENT OPERATING RESULTS

The following  discussion of segment  operating  results is primarily focused on the  year-over-year  comparative  performance  of the  Company.  Each  segment's operating  results  include  operating  cash flow  information  in  addition  to revenues,  operating expenses and operating income.  Operating cash flow amounts presented with business  segment  information  represent  operating  income plus depreciation and amortization of intangible assets.  Such cash flow amounts vary from net cash provided by operating activities, as presented in the Consolidated
Statements  of Cash Flows,  because cash payments for interest and taxes are not reflected,  nor are the cash flow effects of  non-operating  items or changes in certain  operations-related  balance sheet  accounts.  The Company  believes the presentation  of operating  cash flow amounts is important for several  reasons.
First,  fluctuations in depreciation and amortization  from year to year are not necessarily indicative of the underlying  performance of a company.  Second, the year-over-year  change  in  operating  cash  flow  can be a  useful  measure  of performance  and present a  meaningful  indicator  of results  that may occur in
future  periods.  Finally,   acquisition  values  of  communications  and  media
businesses are often based on multiples of operating cash flow.


PUBLISHING
(In thousands)
                                                                             First Quarter Ended
                                                       --------------------------------------------------------------
                                                          March 29,               March 30,
                                                            1998                    1997                   Change
                                                       --------------           -------------           -------------
Revenues                                               $    125,792             $     115,757                  9%
Operating Expense                                           103,504                    97,006                  7
Operating Income                                             22,288                    18,751                 19
Depreciation & Amortization                                  10,043                     9,159                 10
Operating Cash Flow                                          32,331                    27,910                 16

Publishing revenues increased $10 million (9%) in the first quarter of 1998 from the comparable 1997 period. At the Company's metropolitan newspaper group, which includes its three largest daily newspapers, revenues rose $4.3 million due to increases in average advertising rates and in linage (2.7% and 3.7%, respectively). These first quarter advertising increases were principally the result of strong performances in classified advertising (led by the employment and automotive categories), along with solid contributions from general and retail advertising. The Company's recently acquired Bristol Herald Courier (Bristol) also generated $3.6 million in revenues. The remaining $2.1 million increase in Publishing revenues came from the Company's other daily and weekly community newspapers, primarily due to strong classified advertising revenues.

Publishing operating expense increased $6.5 million in the first quarter of 1998. This increase was attributable to several factors. First, newsprint expense increased $2.5 million from the comparable quarter a year ago, up due to increased cost per ton. Second, the addition of Bristol in early January added $2 million of expense before amortization. Additionally, employee compensation and benefit costs at the Company's existing newspapers increased $.7 million over the prior-year equivalent period.

Operating income for Publishing rose $3.5 million (19%) in the first quarter of 1998 from the prior-year period. The majority of this increase was due to the combination of robust advertising revenues and the inclusion of Bristol, partially offset by increased newsprint expense.

BROADCAST TELEVISION
(In thousands)
                                                                             First Quarter Ended
                                                      --------------------------------------------------------------
                                                          March 29,               March 30,
                                                            1998                    1997                   Change
                                                       --------------           -------------           ------------
Revenues                                               $     37,527             $      35,939                 4%
Operating Expense                                            36,705                    32,792                12
Operating Income                                                822                     3,147               (74)
Depreciation & Amortization                                   7,690                     6,007                28
Operating Cash Flow                                           8,512                     9,154                (7)

Broadcast revenues increased $1.6 million in the first quarter of 1998. This increase was due to solid local advertising revenues, the most significant portion was attributable to the 1998 Winter Olympics at the Company's six CBS affiliates. Despite strong Olympic results at these CBS affiliates, national revenues rose only slightly due to decreased national buys at the Company's largest station, WFLA-TV (NBC) in Tampa, Florida.

The operating expenses in the Broadcast Segment increased $3.9 million in the first three months of 1998. Programming costs and employee compensation and benefits expense increased $.9 million and $1.5 million, respectively. The higher expense levels in 1998's first quarter were expected as steps were initiated in 1997 to invigorate the performance at the recently acquired stations . These steps included upgrading programming and equipment and fully staffing and competitively compensating personnel in conjunction with the repositioning and relaunching of these stations. In addition, depreciation and amortization expense rose $1.7 million.

Broadcast operating income decreased $2.3 million in the first quarter of 1998. The drop was attributable to increased expenditures at the recently acquired stations to enhance their performance and to position them to compete more effectively in their markets, as well as to increased amortization.



CABLE TELEVISION
(In thousands)
                                                                             First Quarter Ended
                                                      --------------------------------------------------------------
                                                          March 29,               March 30,
                                                            1998                    1997                   Change
                                                       --------------           -------------           ------------
Revenues                                               $     38,647             $      38,102                 1%
Operating Expense                                            31,918                    30,867                 3
Operating Income                                              6,729                     7,235                (7)
Depreciation & Amortization                                   6,802                     6,518                 4
Operating Cash Flow                                          13,531                    13,753                (2)

Revenues at the Company's Cable Television Segment rose $.5 million in the first quarter of 1998. The increase was primarily attributable to the Company's
Fairfax County, Virginia, cable system (Fairfax Cable), as a result of a 3.3% increase in the number of subscribers (to 236,600 at March 29, 1998), together with a combined average increase of 2.4% in basic and expanded subscriber rates.

Operating  expenses in the Cable Segment in the first quarter of 1998  increased
$1  million  over  last  year's  same  period.   This   increase  was  primarily
attributable  to a  $.9  million  rise  in  programming  costs,  due  to  higher programming rates and the expansion of the subscriber base at Fairfax Cable.

Cable operating income decreased $.5 million in the first quarter of 1998 from the year-earlier period. The decrease reflects increased programming costs at Fairfax Cable due to higher contractual rates, partially offset by increased revenue at that location due to its expanding subscriber base.


NEWSPRINT
(In thousands)
                                                                             First Quarter Ended
                                                      --------------------------------------------------------------
                                                          March 29,               March 30,
                                                            1998                    1997                   Change
                                                       --------------           -------------           ------------
Revenues                                               $     32,715             $      26,347                24%
Operating Expense                                            29,832                    30,678                (3)
Operating Income (Loss)                                       2,883                    (4,331)              ---
Depreciation & Amortization                                   1,748                     1,637                 7
Operating Cash Flow                                           4,631                    (2,694)              ---

Newsprint Segment revenues increased $6.4 million (24%) in the first quarter of 1998, reflecting the results of the Company's Garden State Paper (Garden State) newsprint mill, located in Garfield, New Jersey. The increase resulted from a 14.5% increase in the average realized selling price per ton, combined with a 9.5% increase in tons sold. Newsprint selling prices have gradually increased over the past year, with average realized newsprint selling prices rising from $456 per ton in the first quarter of 1997 to $522 per ton in the comparable period of 1998.

Newsprint Segment operating expense dropped $.8 million in 1998 from the comparable 1997 amount. This decline was principally the result of a $1 million decrease in energy costs due to the extremely mild winter and of a $.7 million reduction in chemical expense due to deinking process improvements. These decreases were partially offset by a rise in other expenses due to the increased production volume.

Newsprint operating income rose $7.2 million, from a $4.3 million loss in 1997 to income of $2.9 million in 1998. The increase resulted primarily from a $66 increase in average realized selling price per ton as compared to the year-ago quarter. In addition, improved production efficiency at Garden State and a mild 1998 winter also contributed to the overall operating profit improvement.



UNCONSOLIDATED AFFILIATES

The Company's investment income from unconsolidated affiliates increased $1.7 million in the first quarter of 1998 from the comparable period of 1997. The increase was attributable to the Company's share of the operating results of its Southeast Paper Manufacturing Company (SEPCO) newsprint affiliate, which increased $2.6 million from the previous year. SEPCO's revenues increased 13% in the first quarter of 1998 as a result of a 15% rise in the average realized selling price, to $526 per ton from $457 per ton in the comparable prior-year period, which more than offset the effect of a 2.3% decrease in tons sold.

Income earned from the Company's Denver Newspapers, Inc. (DNI), affiliate decreased $.9 million in the first quarter of 1998 from the comparable period of 1997. The decrease was attributable to increased operating expenses, primarily newsprint and advertising costs, which were only partially offset by strong advertising revenue growth.

INTEREST EXPENSE

Interest expense of $17.4 million represented a $1.8 million increase in the first quarter of 1998 over the comparable year-earlier period. The increase was due to a $115.7 million rise in average debt outstanding, primarily the result of the recent Bristol acquisition. The Company's average effective borrowing rate of 7.2% in the first quarter of 1998 remained essentially flat with last year's equivalent period rate.

NON-OPERATING ITEMS

Other, net, declined from income of $.7 million in the first quarter of 1997 to an expense of $.5 million in the comparable period of 1998. The majority of this decline was attributable to a reduction in interest income.

INCOME TAXES

The Company's effective tax rate was 38.5% in the first quarter of 1998, down from 41.5% (excluding the extraordinary item) in the previous year's comparable period principally as a result of a higher level of deferred tax credits on intangible assets. Income tax expense rose $2.1 million from the first quarter of 1997 on a pretax earnings increase of $6.7 million.

NET INCOME (LOSS)

Net income for 1998's first quarter was $12.7 million ($0.48 per share, or $0.47 per share - assuming dilution) compared to a $54.8 million loss in the first quarter of 1997, the result of a $63 million extraordinary charge, net of a tax benefit of $38.6 million, ($2.39 per share, or $2.37 per share - assuming dilution) related to the early redemption of Park's high coupon debt in February 1997. Excluding this extraordinary item, net income rose $4.5 million, 55% above the year-ago period. The Newsprint and Publishing Segments had particularly strong performances: Newsprint produced a $7.2 million positive turnaround in operating profit and Publishing posted a 19% increase in operating profit. This improved performance more than offset declines in Broadcast and Cable Television operating income and a moderate increase in interest expense related to the recent Bristol acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Funds generated by operating activities during the first quarter of 1998 totaled $49.5 million, up $22.2 million from the comparable period of 1997. The increase was due to a combination of factors, including: an additional $7.4 million of funds generated in the current year as a result of accounts receivable collections and inventory reductions, a $5 million distribution from SEPCO, a $4.5 million increase in net income (excluding the extraordinary item), and a $3 million rise in non-cash depreciation and amortization. Funds generated from operating activities, coupled with funds provided by financing activities, supplied the $92.6 million used for the acquisition of Bristol, the $10.6 million for capital expenditures and the $3.7 million used for the payment of dividends to stockholders.

Total debt outstanding at March 29, 1998, was $957.5 million, down $90.8 million from the year-ago level of $1,048.3 million, but up from the December 28, 1997 level of $900.1 million. This $57.4 million increase from year end was directly attributable to the $90 million in borrowings for the Bristol acquisition in early 1998, a portion of which has already been repaid with funds generated from operations. The Company's unused credit lines available from its committed revolving credit facility were $320 million at March 29, 1998.

The Company has interest rate swaps totaling $800 million with maturities ranging from less than one year to six years. These swap agreements effectively converted variable rate debt to fixed rate debt at interest rates approximating 6.8% at March 29, 1998.

The Company anticipates that internally generated funds provided by operations during 1998, together with existing credit facilities, will be more than adequate to finance other possible acquisitions, projected capital expenditures, dividends to stockholders, and working capital needs.

OUTLOOK

The Company expects to build on the strong first quarter results during the remainder of 1998. The Newsprint Segment is expected to continue its year-over-year profit growth as a result of improved newsprint selling prices. The Publishing Segment also anticipates excellent results due in large part to robust advertising revenues. Strong February rating books at most of our broadcast affiliates and renewal of our Fairfax Cable franchise, expected in the second quarter, should also make positive contributions. Together, these factors are expected to produce higher year-over-year net income for the Company.

                           PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

         27.1  Financial Data Schedule for the period ended March 29, 1998.

         27.2 Restated Financial Data Schedule for the period ended March 30, 1997.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 29,1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MEDIA GENERAL, INC.



DATE:         May 8, 1998             /s/ J. Stewart Bryan III
                                      ------------------------
                                      J. Stewart Bryan III, Chairman, President
                                      and Chief Executive Officer



DATE:         May 8, 1998             /s/ Marshall N. Morton
                                      ----------------------
                                      Marshall N. Morton
                                      Senior Vice President and Chief Financial
                                      Officer