Form 10-K/A
period 1997-12-28
MEDIA GENERAL INC
filed 1998-06-29
CIK 216539

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

         The registrant hereby amends the following items, financial statements, exhibits or other portions of its 1997 Annual Report on Form 10-K as set forth in the pages attached hereto:

          Exhibits:
                  Amended index to exhibits to the Media General, Inc., 1997 Annual Report on Form 10-K.

                  Exhibit 99.1 Annual Report of the Thrift Plan Plus For Employees of Media General, Inc., on Form 11-K for the year ended December 31, 1997.

                  Exhibit 99.2 Annual Report of the Register Publishing Company, Inc. Incentive Savings Plan on Form 11-K for the year ended December 31, 1997.

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

    3(ii) Bylaws of Media General, Inc., amended and restated as of July 31, 1997, incorporated by reference to Exhibit 3 (ii) of Form 10-Q for the period ended September 28, 1997.

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

  10.20 Media General, Inc., Director's Deferred Compensation Plan, adopted as of May 16, 1997, incorporated by reference to
                  Exhibit 10.22 of Form 10-K for the fiscal year ended December 29, 1996.

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

  10.26 Amendments, dated May 17, 1993, to television affiliations agreement, between WFLA-TV and National Broadcasting Company, Inc., dated March 22, 1989, incorporated by reference to
                  Exhibit 10.47 of Form 10-K for the fiscal year ended December 26, 1993.

  10.27 Franchise Agreement, dated September 30, 1982, between Media General, Inc., Media General Cable of Fairfax County, Inc., and Fairfax County, Virginia, as amended January 30, 1984, incorporated by reference to Exhibit 10.32 of Form 10-K for the fiscal year ended December 31, 1983.

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

     23           Consent of Ernst & Young LLP, independent auditors.

   27.1           1997 Financial Data Schedule.

   27.2           1996 Restated Financial Data Schedule.

   27.3           1995 Restated Financial Data Schedule.

   99.1 Annual Report of the Thrift Plan Plus for Employees of Media General, Inc., on Form 11-K for the year ended December 31, 1997.

   99.2           Annual Report of the Register Publishing Company, Inc.
                  Incentive Savings Plan on Form 11-K for the year ended December 31, 1997.

                  Note: Exhibits 10.1 - 10.20 are management contracts or compensatory plans, contracts or arrangements.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   MEDIA GENERAL, INC.
                                        --------------------------------------
                                                     (Registrant)


                                         By:    /s/ Marshall N. Morton
                                             ---------------------------------
                                                Marshall N. Morton
                                                Senior Vice President and
                                                Chief Financial Officer


Date:    June 29, 1998

                                                                    Exhibit 99.1


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 11-K

             FOR ANNUAL REPORTS OF EMPLOYEE STOCK PURCHASE, SAVINGS
               AND SIMILAR PLANS PURSUANT TO SECTION 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the transition period from_____________to______________

Commission file number V-1799

         A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

                        THRIFT PLAN PLUS FOR EMPLOYEES OF
                               MEDIA GENERAL, INC.

         B. Name of the issuer of the securities held pursuant to the plan and the address of its principal executive office:

                               MEDIA GENERAL, INC.
                            333 East Franklin Street
                            Richmond, Virginia 23219


                          -----------------------------

                                            Financial Statements
                                          And Supplemental Schedules

                                              Thrift Plan Plus
                                     For Employees of Media General, Inc.

                                  Years ended December 31, 1997, and 1996,
                                     with Report of Independent Auditors

                                Thrift Plan Plus
                      For Employees of Media General, Inc.

                              Financial Statements
                           and Supplemental Schedules


                     Years ended December 31, 1997, and 1996





                                Table of Contents

Report of Independent Auditors.............................................1

Financial Statements

Statements of Net Assets Available for Plan Benefits,
     with Fund Information...............................................2-3
Statements of Changes in Net Assets Available for Plan Benefits,
     with Fund Information...............................................4-5
Notes to Financial Statements............................................6-9


Supplemental Schedules                                                 Schedule
                                                                       --------

Schedule of Assets Held for Investment Purposes,
     December 31, 1997....................................................A
Schedule of Reportable 5% Transactions,
     Year ended December 31, 1997.........................................B

                         Report of Independent Auditors

Administrator
Thrift Plan Plus For Employees of Media General, Inc.

We have audited the accompanying statements of net assets available for plan benefits of the Thrift Plan Plus For Employees of Media General, Inc., as of December 31, 1997 and 1996, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1997 and 1996, and the changes in its net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes as of December 31, 1997, and reportable 5% transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The Fund Information in the statements of net assets available for plan benefits and the statements of changes in net assets available for plan benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                   /s/ Ernst & Young LLP
June 17, 1998


                                                         Thrift Plan Plus
                                               For Employees of Media General, Inc.

                            Statement of Net Assets Available for Plan Benefits, with Fund Information

                                                        December 31, 1997

                                                          Stable Value                         Media General          Balanced
                                                               Fund           Equity Fund        Stock Fund              Fund
                                                        ------------------------------------------------------------------------
Assets
Investment in Media General, Inc., Class A
     Common Stock, 2,746,535 shares at market
         of $41.8125 per share, cost $57,960,808        $             -    $            -      $   114,839,495    $            -
Other investments, at market:
     Common trust fund managed by Trustee:
         Short-Term investments, cost $3,292,846              2,008,446            94,499            1,128,306            15,637
     Common trust funds managed by Frank Russell
         Trust Co., cost $17,915,121                                  -        25,380,225                    -         4,126,125
     Guaranteed investment contracts,
         cost $12,956,783                                    12,956,783                 -                    -                 -
     Loans to participants                                            -                 -                    -                 -
Dividends and interest receivable                                 6,106               353                3,954               180
Contributions receivable                                        120,594           341,256              840,365            89,575
Receivable (payable) resulting from participants'
     fund transfers                                             526,679         1,037,808           (1,654,268)          153,514
Receivable from broker                                                -                 -            2,857,450                 -
Other receivables                                                     -                 -                    -                 -
                                                        ------------------------------------------------------------------------
                                                             15,618,608        26,854,141          118,015,302         4,385,031

Liabilities
Contribution refunds payable                                      3,280            33,027               68,005             3,659
                                                        ------------------------------------------------------------------------
Net assets available for plan benefits                  $    15,615,328    $   26,821,114      $   117,947,297     $   4,381,372
                                                        ========================================================================

                                                               Loan Fund          Total
                                                           ---------------------------------
Assets
Investment in Media General, Inc., Class A
     Common Stock, 2,746,535 shares at market
         of $41.8125 per share, cost $57,960,808           $           -   $    114,839,495
Other investments, at market:
     Common trust fund managed by Trustee:
         Short-Term investments, cost $3,292,846                  45,958          3,292,846
     Common trust funds managed by Frank Russell
         Trust Co., cost $17,915,121                                   -         29,506,350
     Guaranteed investment contracts,
         cost $12,956,783                                              -         12,956,783
     Loans to participants                                     8,023,203          8,023,203
Dividends and interest receivable                                 56,316             66,909
Contributions receivable                                               -          1,391,790
Receivable (payable) resulting from participants'
     fund transfers                                              (63,733)                 -
Receivable from broker                                                 -          2,857,450
Other receivables                                                243,578            243,578
                                                           --------------------------------
                                                               8,305,322        173,178,404

Liabilities
Contribution refunds payable                                           -            107,971
                                                           --------------------------------
Net assets available for plan benefits                     $   8,305,322   $    173,070,433
                                                           ================================


See accompanying notes.





                                                         Thrift Plan Plus
                                               For Employees of Media General, Inc.

                            Statement of Net Assets Available for Plan Benefits, with Fund Information

                                                        December 31, 1996

                                                       Stable Value                          Media General          Balanced
                                                            Fund           Equity Fund        Stock Fund              Fund
                                                     ------------------------------------------------------------------------
Assets
Investment in Media General, Inc., Class A
     Common Stock, 2,906,700 shares at market
         of $30.250 per share, cost $61,010,626      $             -    $            -       $   87,927,675    $            -
Other investments, at market:
     Common trust fund managed by Trustee:
         Short-Term investments, cost $3,648,550           1,882,515            45,439            1,942,749            32,724
     Common trust funds managed by Frank Russell
         Trust Co., cost $12,242,929                               -        16,292,734                    -         1,928,615
     Guaranteed investment contracts,
         cost $12,586,782                                 12,586,782                 -                    -                 -
     Loans to participants                                         -                 -                    -                 -
Dividends and interest receivable                              6,120               430                8,848               127
Contributions receivable                                     110,918           195,911              793,476            45,704
Receivable (payable) resulting from participants'
     fund transfers                                          (59,602)          368,945             (773,662)          157,162
Other receivables                                                  -                 -                    -                 -
                                                     ------------------------------------------------------------------------
                                                          14,526,733        16,903,459           89,899,086         2,164,332

Liabilities
Contribution refunds payable                                   8,452            13,366               24,466               726
                                                     ------------------------------------------------------------------------
Net assets available for plan benefits               $    14,518,281    $   16,890,093       $   89,874,620     $   2,163,606
                                                     ========================================================================


                                                       Loan Fund          Total
                                                   --------------------------------
Assets
Investment in Media General, Inc., Class A
     Common Stock, 2,906,700 shares at market
         of $30.250 per share, cost $61,010,626    $           -   $     87,927,675
Other investments, at market:
     Common trust fund managed by Trustee:
         Short-Term investments, cost $3,648,550        (254,877)         3,648,550
     Common trust funds managed by Frank Russell
         Trust Co., cost $12,242,929                           -         18,221,349
     Guaranteed investment contracts,
         cost $12,586,782                                      -         12,586,782
     Loans to participants                             8,630,697          8,630,697
Dividends and interest receivable                         56,891             72,416
Contributions receivable                                       -          1,146,009
Receivable (payable) resulting from participants'
     fund transfers                                      307,157                  -
Other receivables                                        212,391            212,391
                                                   --------------------------------
                                                       8,952,259        132,445,869

Liabilities
Contribution refunds payable                                   -             47,010
                                                   --------------------------------
Net assets available for plan benefits             $   8,952,259   $    132,398,859
                                                   ================================



See accompanying notes.



                                                         Thrift Plan Plus
                                               For Employees of Media General, Inc.

                      Statement of Changes in Net Assets Available for Plan Benefits, with Fund Information

                                                   Year ended December 31, 1997

                                                   Stable Value                          Media General        Balanced
                                                        Fund           Equity Fund        Stock Fund           Fund
                                                 ------------------------------------------------------------------------
Investment income:
     Dividends                                   $             -    $            -     $      1,525,068    $            -
     Interest                                            865,697             7,980               86,629             3,047
                                                 ------------------------------------------------------------------------
                                                         865,697             7,980            1,611,697             3,047
                                                 ------------------------------------------------------------------------

Net appreciation in fair value of assets                       -         5,505,181           33,328,604           463,663

Contributions:
     Employer                                                  -                 -            4,476,879                 -
     Participants                                      1,251,052         3,130,865            3,963,469           878,029
                                                 ------------------------------------------------------------------------
         Total                                         1,251,052         3,130,865            8,440,348           878,029
                                                 ------------------------------------------------------------------------

Adjustments for participants' fund transfers             766,693         2,969,932           (4,245,407)        1,176,733
Distributions to withdrawing participants             (1,786,395)       (1,682,937)         (11,062,565)         (303,706)
                                                 ------------------------------------------------------------------------
Net increase (decrease) in net assets available
     for plan benefits                                 1,097,047         9,931,021           28,072,677         2,217,766
Net assets available for plan benefits at
     December 31, 1996                                14,518,281        16,890,093           89,874,620         2,163,606
                                                 ------------------------------------------------------------------------
Net assets available for plan benefits at
     December 31, 1997                           $    15,615,328    $   26,821,114     $    117,947,297    $    4,381,372
                                                 ========================================================================



                                                      Loan Fund          Total
                                                  --------------------------------
Investment income:
     Dividends                                    $           -   $      1,525,068
     Interest                                           684,561          1,647,914
                                                  --------------------------------
                                                        684,561          3,172,982
                                                  --------------------------------

Net appreciation in fair value of assets                      -         39,297,448

Contributions:
     Employer                                                 -          4,476,879
     Participants                                             -          9,223,415
                                                  --------------------------------
         Total                                                -         13,700,294
                                                  --------------------------------

Adjustments for participants' fund transfers           (667,951)                 -
Distributions to withdrawing participants              (663,547)       (15,499,150)
                                                  --------------------------------
Net increase (decrease) in net assets available
     for plan benefits                                 (646,937)        40,671,574
Net assets available for plan benefits at
     December 31, 1996                                8,952,259        132,398,859
                                                  --------------------------------
Net assets available for plan benefits at
     December 31, 1997                            $   8,305,322   $    173,070,433
                                                  ================================


See accompanying notes.




                                                         Thrift Plan Plus
                                               For Employees of Media General, Inc.

                      Statement of Changes in Net Assets Available for Plan Benefits, with Fund Information

                                                   Year ended December 31, 1996

                                                     Stable Value                          Media General          Balanced
                                                          Fund           Equity Fund        Stock Fund              Fund
                                                   ------------------------------------------------------------------------
Investment income:
     Dividends                                     $             -    $            -       $    1,443,252    $            -
     Interest                                              809,023             4,812               70,862             1,939
                                                   ------------------------------------------------------------------------
                                                           809,023             4,812            1,514,114             1,939
                                                   ------------------------------------------------------------------------

Net appreciation (depreciation) in fair
     value of assets                                             -         3,119,632             (264,350)          195,713

Contributions:
     Employer                                                    -                 -            4,114,506                 -
     Participants                                        1,269,333         2,203,178            4,483,633           542,462
                                                   ------------------------------------------------------------------------
         Total                                           1,269,333         2,203,178            8,598,139           542,462
                                                   ------------------------------------------------------------------------

Adjustments for participants' fund transfers               425,524           711,814           (2,499,434)          829,201
Distributions to withdrawing participants               (2,269,264)       (1,466,624)          (7,286,278)         (199,132)
                                                   ------------------------------------------------------------------------
Net increase in net assets available for
     plan benefits                                         234,616         4,572,812               62,191         1,370,183
Net assets available for plan benefits at
     December 31, 1995                                  14,283,665        12,317,281           89,812,429           793,423
                                                   ------------------------------------------------------------------------
Net assets available for plan benefits at
     December 31, 1996                             $    14,518,281    $   16,890,093       $   89,874,620    $    2,163,606
                                                   ========================================================================

                                                      Loan Fund          Total
                                                  --------------------------------
Investment income:
     Dividends                                    $           -   $      1,443,252
     Interest                                           656,444          1,543,080
                                                  --------------------------------
                                                        656,444          2,986,332
                                                  --------------------------------

Net appreciation (depreciation) in fair
     value of assets                                          -          3,050,995

Contributions:
     Employer                                                 -          4,114,506
     Participants                                             -          8,498,606
                                                  --------------------------------
         Total                                                -         12,613,112
                                                  --------------------------------

Adjustments for participants' fund transfers            532,895                  -
Distributions to withdrawing participants              (430,795)       (11,652,093)
                                                  --------------------------------
Net increase in net assets available for
     plan benefits                                      758,544          6,998,346
Net assets available for plan benefits at
     December 31, 1995                                8,193,715        125,400,513
                                                  --------------------------------
Net assets available for plan benefits at
     December 31, 1996                            $   8,952,259   $    132,398,859
                                                  ================================



See accompanying notes.

                                Thrift Plan Plus
                      For Employees of Media General, Inc.

                          Notes to Financial Statements

                                December 31, 1997


1.       Significant Accounting Policies

Basis of Accounting

The financial statements of the Thrift Plan Plus for Employees of Media General, Inc., (the Plan) are prepared on the accrual basis of accounting.

Valuation of Investments

All investments, other than guaranteed investment contracts and loans to participants, are carried at market value. Deposits under guaranteed investment contracts are carried at contract value which approximates fair value. Loans to participants are carried at the original amount of the loan less repayments received. Investments in securities traded on national securities exchanges are valued at the last reported sales price or at the last reported bid quotation if not traded on that day. Investments in commingled equity and balanced funds are valued at their redemption value. Dividends are recorded on the ex-dividend date and interest is accrued as earned.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.


2.       Contributions

The Plan allows participants to elect to contribute 1% to 20% of their total compensation, subject to limitations prescribed by the Internal Revenue Code, by means of regular payroll deductions. Contributions are made in the form of pretax salary reductions or voluntary contributions of after-tax dollars by the participants. Participants can elect to contribute 1% to 10% of their pay, in whole percentages, to the Plan before taxes are withheld from their compensation and 1% to 10%, in whole percentages, after taxes are withheld from their compensation. Media General, Inc., (the Company) matches a participant's contribution up to a total of 6% of the participant's contribution for each plan year based upon the following chart. If a participant contributes more than 6% in total to the Plan, the percent designated as pretax is considered first for purposes of the Company match.


                                Thrift Plan Plus
                      For Employees of Media General, Inc.

                    Notes to Financial Statements (continued)


2.       Contributions (continued)
                                                                     Company matching percentage
                                                                     ---------------------------
          Total contribution                             On pretax portion           On after-tax portion
         percent to be matched                               of total                      of total
        by Company contribution                            contribution                  contribution
        -----------------------                            ------------                  ------------
                 1%                                             75%                           50%
                 2%                                             75%                           50%
                 3%                                             75%                           50%
                 4%                                             75%                           50%
                 5%                                             65%                           50%
                 6%                                             55%                           50%

Contributions from participants are invested in accordance with the terms of the Plan at the option of the participant, in: (i) a Stable Value Fund for the purchase of guaranteed investment contracts, (ii) an Equity Fund for the purchase of interests in commingled equity stock funds, (iii) a Media General Stock Fund for the purchase of Class A Common Stock of Media General, Inc., (iv) a Balanced Fund for the purchase of an interest in a commingled global balanced fund or (v) certain combinations of these funds as provided by the Plan. Company matching contributions are invested in Media General, Inc. stock subject to the transfer provisions discussed in the following paragraph. The Plan also includes, among other things, a loan feature (see Note 6). Under specified guidelines, a participant may request the trustee to transfer a portion of the participant's balance in other funds into the loan fund for disbursement as a loan to the participant. Repayment of principal and interest is generally made by payroll deduction and the loans are fully secured by the participant's account balance.

On any allocation date (the date that participants may change their Investment Option selection), participants who have attained age 55 may elect to transfer 100% of the market value of their account to any of the Investment Options provided for by the Plan. Also, on any allocation date, participants under age 55 may elect to: transfer 100% of the market value of their account among the Equity, Balanced and Stable Value Funds; transfer 25% of their account from the Media General Stock Fund to the Stable Value, Balanced and/or Equity Funds, or; transfer 25% of their account from the Stable Value, Balanced and/or Equity Fund to the Media General Stock Fund. The allocation date is the first day of any quarter and four transfers are permitted in any Plan year.

The Plan's assets are held by Northern Trust Company, the trustee, pursuant to a trust agreement dated July 1, 1987. Frank Russell Trust Company has investment responsibility for the Equity Fund and the Balanced Fund. Crestar Asset Management Group has investment responsibility for the Stable Value Fund.

                                Thrift Plan Plus
                      For Employees of Media General, Inc.

                    Notes to Financial Statements (continued)


3.       Vesting, Withdrawals, and Terminations

In the event of termination of employment or withdrawal from the Plan, participants receive the total value of their account. The vesting provisions of the Plan provide for immediate 100% vesting of the value of Company pretax matching contributions and the value of after-tax matching contributions.

The Company has established the Plan with the intention that it will continue. The Company has the right at any time to terminate the Plan. The value of the participant's accounts would be distributed to the participant in a manner consistent with the Summary Plan Description.

The above descriptions are provided for informative purposes. Readers should refer to the Summary Plan Description for more complete information.


4.       Income Taxes

The Internal Revenue Service has ruled that the Plan qualifies under Section 401(a) of the Internal Revenue Code (IRC) and is, therefore, not subject to tax under present income tax law. Employee contributions qualify as "cash or deferred" contributions under Section 401(k) of the IRC. Once qualified, the Plan is required to operate in conformity with the IRC to maintain its qualification. The Company believes the Plan continues to qualify under the IRC.


5.       Investments

Investments representing five percent or more of the Plan's net assets at December 31, 1997, and 1996 consisted of the following:

                                                   1997                                     1996
                                        ------------------------------------------------------------------------
Name and Title                             Cost            Market Value            Cost             Market Value
                                        ------------------------------------------------------------------------
Media General, Inc.,
 Class A Common Stock                   $57,960,808        $114,839,495        $61,010,626           $87,927,675
Frank Russell Equity I                   13,209,519          23,352,300          9,623,174            14,980,481

6.       Loans to Participants

The Plan has a loan feature available to all Plan participants. Loans are made from the participant's account, reducing the investment balance and creating a receivable in the Loan Fund. Loans are secured by the participant's vested account balance. Loans to terminated participants and loans in default are treated as distributions to the participant. Loans are generally repaid through payroll deduction including principal and interest.

                                Thrift Plan Plus
                      For Employees of Media General, Inc.

                    Notes to Financial Statements (continued)


6.       Loans to Participants (continued)

The principal portion reduces the receivable from participants and both principal and interest are transferred to the participant's investment account as repayments are received.

Participants may obtain loans based on the vested value of their accounts. New loans cannot exceed 50% of the participant's account value or a maximum of $50,000 in accordance with the Department of Labor's regulations on loans to participants. Loans are limited to one loan per participant per twelve month period with a maximum of two loans outstanding at any one time. Loans shall bear a reasonable rate of interest and must be repaid over a period not to exceed 5 years unless used to purchase the participant's primary residence, in which case the loan must be repaid over a period not to exceed 10 years.


7.       Related Party Transactions

Recurring administrative expenses of the Plan, which include trustee fees, are paid by Media General, Inc. Administrative expenses for the years ended December 31, 1997, and 1996, were approximately $502,000 and $440,000, respectively.


8.       Comparison to Form 5500

Form 5500 requires the recording of a liability for distributions allocated to participants as of year end, but for which disbursement of those funds from the Plan has not yet been made. This requirement is different from the presentation of such funds in the financial statements where they remain in net assets available for plan benefits. The liability per Form 5500 is $3,054,927 and $2,266,767 as of December 31, 1997, and 1996, respectively.


9.       Year 2000 (unaudited)

The Company has developed a plan to modify its internal information technology to be ready for the year 2000, and has begun converting critical data processing systems. The project also includes determining whether third party service providers have reasonable plans in place to become year 2000 compliant. The Company currently expects the project to be substantially complete by 1999. The Company does not expect this project to have a significant effect on plan operations.

                             Supplemental Schedules


                                                                                                        Schedule A

                                                  Thrift Plan Plus
                                        For Employees of Media General, Inc.

                                                      Item 27a

                                  Schedule of Assets Held for Investment Purposes


                                                 December 31, 1997
                                                                                                      Current or
Name and Title                                                               Cost                    Market Value
-------------------------------------------------------------------------------------------------------------------
Stable Value Fund:
     Northern Trust Company *
         Short-Term Investment Fund                                   $      2,008,446           $       2,008,446
                                                                      =============================================

     Investment contracts:
         Combined Insurance Company of America,
              6.02%, September 30, 1998                               $      1,142,720           $       1,142,720
         Commonwealth Life, 6.08%,
              July 31, 2000                                                  1,009,423                   1,009,423
         Hartford Life, Variable,
              March 16, 1998                                                 1,016,275                   1,016,275
         John Hancock, 6.30%,
              April 28, 2000                                                 1,027,487                   1,027,487
         Life of Virginia, Variable,
              Open Maturity                                                  1,156,817                   1,156,817
         Life of Virginia, 6.48%,
              October 29, 1999                                               1,060,595                   1,060,595
         Met Life, 6.91%,
              January 31, 2000                                               1,047,404                   1,047,404
         Metropolitan Life, 5.35%,
              January 29, 1999                                               1,101,652                   1,101,652
         New York Life, 6.46%,
              April 22, 1999                                                 1,659,442                   1,659,442
         Peoples Security, 6.21%,
              June 30, 1998                                                  1,708,512                   1,708,512
         Security Life of Denver, 6.30%,
              July 29, 1999                                                  1,026,456                   1,026,456
                                                                      --------------------------------------------
                                                                      $     12,956,783           $      12,956,783
                                                                      ============================================


*    Party in interest to the Plan





                                                                                                         Schedule A

                                                  Thrift Plan Plus
                                        For Employees of Media General, Inc.

                                                      Item 27a

                            Schedule of Assets Held for Investment Purposes (continued)


                                                 December 31, 1997

                                                                                                     Current or
Name and Title                                                              Cost                    Market Value
-------------------------------------------------------------------------------------------------------------------
Equity Fund:
     Northern Trust Company *
         Short-Term Investment Fund                                   $         94,499          $           94,499
                                                                      ============================================

     Frank Russell Equity I Fund Shares *                             $     13,209,519          $       23,352,300
     Frank Russell Equity II Fund Shares *                                   1,263,232                   2,027,925
                                                                      --------------------------------------------
                                                                      $     14,472,751          $       25,380,225
                                                                      ============================================


Media General Stock Fund:
     Northern Trust Company *
         Short-Term Investment Fund                                   $      1,128,306          $        1,128,306
                                                                      ============================================

     Media General, Inc., * Class A Common Stock                      $     57,960,808          $      114,839,495
                                                                      ============================================


Balanced Fund:
     Northern Trust Company *
         Short-Term Investment Fund                                   $         15,637          $           15,637
                                                                      ============================================

     Frank Russell Balanced Fund Shares *                             $      3,442,370          $        4,126,125
                                                                      ============================================


Loan Fund:
     Northern Trust Company *
         Short-Term Investment Fund                                   $         45,958          $           45,958
                                                                      ============================================

     Loans to participants, 6% - 10%                                  $            ---          $        8,023,203
                                                                      ============================================



*    Party in interest to the Plan




                                                                                                                  Schedule B

                                                      Thrift Plan Plus
                                            For Employees of Media General, Inc.

                                                          Item 27d

                                           Schedule of Reportable 5% Transactions

                                                Year ended December 31, 1997




                                                                                                    Current        Net Gain
  Identity of                                                             Purchase or  Cost of      Value of          or
Party Involved                Description of Asset                        Sale Price    Asset        Asset          (Loss)
---------------------------------------------------------------------------------------------------------------------------
                                                                             ($)          ($)          ($)            ($)

Category (iii) - Series of transactions in excess of 5% of plan assets:

Northern Trust           Short-Term Investment Fund
  Company *                41,240,845 increases on 230 transactions          1.00      41,240,845    41,240,845        ---
                           41,843,369 decreases on 232 transactions          1.00      41,843,369    41,843,369        ---
                                                                                       -----------------------------------
                                                                                       83,084,214    83,084,214        ---
                                                                                       ===================================





There were no category (i), (ii), or (iv) reportable transactions during the year ended December 31, 1997.

*    Party in interest to the Plan

                                  EXHIBIT INDEX

                                       TO
                                  FORM 11-K FOR
                              The Thrift Plan Plus
                      For Employees of Media General, Inc.


           Exhibit Number                        Description of Exhibit
           --------------                        ----------------------

                23                            Consent of Ernst & Young LLP,
                                              independent auditors, dated
                                              June 24, 1998

                                                                      Exhibit 23

                         Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-29478 and Form S-8 No. 333-16737) pertaining to the Thrift Plan Plus for Employees of Media General, Inc., of our report dated June 17, 1998, with respect to the financial statements and schedules of the Thrift Plan Plus for Employees of Media General, Inc., included in this Annual Report (Form 11-K) for the year ended December 31, 1997.



                                          Ernst & Young LLP


Richmond, Virginia
June 24, 1998

                                                                    Exhibit 99.2


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 11-K

             FOR ANNUAL REPORTS OF EMPLOYEE STOCK PURCHASE, SAVINGS
               AND SIMILAR PLANS PURSUANT TO SECTION 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the transition period from_____________to______________

Commission file number V-1799

         A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

                        REGISTER PUBLISHING COMPANY, INC.
                             INCENTIVE SAVINGS PLAN

         B. Name of the issuer of the securities held pursuant to the plan and the address of its principal executive office:

                               MEDIA GENERAL, INC.
                            333 East Franklin Street
                            Richmond, Virginia 23219

                                                 Unaudited
                                            Financial Statements
                                          And Supplemental Schedules


                                       Register Publishing Company, Inc.
                                            Incentive Savings Plan

                                  Years ended December 31, 1997, and 1996

                        Register Publishing Company, Inc.
                             Incentive Savings Plan

                                    Unaudited
                              Financial Statements
                           and Supplemental Schedules


                     Years ended December 31, 1997, and 1996





                                Table of Contents

Financial Statements

Statements of Net Assets Available for Plan Benefits,
     with Fund Information...............................................1-2
Statements of Changes in Net Assets Available for Plan Benefits,
     with Fund Information...............................................3-4
Notes to Financial Statements............................................5-9


Supplemental Schedules                                                 Schedule
                                                                       --------
Schedule of Assets Held for Investment Purposes,
     December 31, 1997.....................................................A
Schedule of Reportable 5% Transactions for the
     year ended December 31, 1997..........................................B


                                                Register Publishing Company, Inc.
                                                      Incentive Savings Plan

                            Statement of Net Assets Available for Plan Benefits, with Fund Information

                                                        December 31, 1997


                                                                             Stable        Frank           Media
                                                                              Value       Russell         General    Balanced
                                                                              Fund      Equity Fund     Stock Fund     Fund
                                                                          ----------------------------------------------------
Assets
Investment in Media General, Inc., Class A
     Common Stock, 11,479 shares at market of
     $41.8125 per share, cost $349,959                                    $         -  $        -     $   479,966   $        -
Other investments, at market:
     Collective investment fund managed by Northern Trust Company:
         Short-term investments, cost $503,705                                441,945           -          60,217            -
     Common trust funds managed by Frank Russell
     Trust Co., cost $964,442                                                       -     668,809               -      295,148
Loans to participants                                                               -           -               -            -
Contributions receivable                                                          817       3,296           7,950        1,652
Other receivables                                                                   -           -               -            -
Dividends and interest receivable                                               2,122           3             436            -
                                                                          ----------------------------------------------------
  Net assets available for plan benefits                                  $   444,884 $   672,108     $   548,569   $  296,800
                                                                          ====================================================

                                                                       Loan Fund       Total
                                                                      -------------------------
Assets
Investment in Media General, Inc., Class A
     Common Stock, 11,479 shares at market of
     $41.8125 per share, cost $349,959                                  $      -  $     479,966
Other investments, at market:
     Collective investment fund managed by Northern Trust Company:
         Short-term investments, cost $503,705                             1,543        503,705
     Common trust funds managed by Frank Russell
     Trust Co., cost $964,442                                                  -        963,957
Loans to participants                                                     63,890         63,890
Contributions receivable                                                       -         13,715
Other receivables                                                          1,363          1,363
Dividends and interest receivable                                             10          2,571
                                                                      -------------------------
  Net assets available for plan benefits                                $ 66,806  $   2,029,167
                                                                      =========================
See accompanying notes.




                                                Register Publishing Company, Inc.
                                                      Incentive Savings Plan

                            Statement of Net Assets Available for Plan Benefits, with Fund Information

                                                        December 31, 1996


                                             George          Putnum                       Putnum
                                             Putnum          Growth        Putnum       Diversified
                                             Fund of        & Income       Voyager        Income
                                             Boston           Fund          Fund           Trust
                                            -------------------------------------------------------
Assets
Common trust funds managed by Putnum
Investments, at market, cost $1,711,662     $  171,391     $  346,624    $341,272         $  84,897
Loans to participants                                -              -           -                 -
                                            -------------------------------------------------------

Net assets available for plan benefits      $  171,391     $  346,624    $341,272         $  84,897
                                            =======================================================


                                            Putnum          Putnum
                                              New           Stable
                                         Opportunities       Value            Loan
                                             Fund            Fund             Fund           Total
                                         -------------------------------------------------------------
Assets
Common trust funds managed by Putnum
Investments, at market, cost $1,711,662  $   510,801      $  266,685     $         -     $   1,721,670
Loans to participants                              -               -          62,492            62,492
                                         -------------------------------------------------------------

Net assets available for plan benefits   $   510,801      $  266,685     $    62,492     $   1,784,162
                                         =============================================================





                                                Register Publishing Company, Inc.
                                                      Incentive Savings Plan

                      Statement of Changes in Net Assets Available for Plan Benefits, with Fund Information

                                                        December 31, 1997

                                                Stable         Frank            Media
                                                 Value        Russell          General        Balanced
                                                 Fund       Equity Fund      Stock Fund         Fund          Loan Fund
                                            ---------------------------------------------------------------------------
Investment income:
     Dividends                              $          -     $         -   $      5,544     $          -     $    5,326
     Interest                                     19,238          13,147          4,226            6,583            220
                                            ---------------------------------------------------------------------------
         Total                                    19,238          13,147          9,770            6,583          5,546
                                            ---------------------------------------------------------------------------

Net appreciation (depreciation)
     in fair value of assets                           -          (1,583)       130,007              934              -

Contributions:
     Employer                                          -               -         59,294                -              -
     Participants                                 12,489         180,942         19,519           54,080              -
                                            ---------------------------------------------------------------------------
         Total                                    12,489         180,942         78,813           54,080              -
                                            ---------------------------------------------------------------------------

Distributions to withdrawing
     participants                                      -               -        (65,237)               -         (7,519)

Adjustments for participants'
     fund transfers                              413,157         479,602        395,216          235,203          6,287
                                            ---------------------------------------------------------------------------

Net increase (decrease) in
     net assets available for
     plan benefits                               444,884         672,108        548,569          296,800          4,314
Net assets available for plan
     benefits at December 31, 1996                     -               -              -                -         62,492
                                            ---------------------------------------------------------------------------
Net assets available for plan
     benefits at December 31, 1997          $    444,884     $   672,108     $  548,569      $   296,800      $  66,806
                                            ===========================================================================


                                                   George            Putnum                           Putnum            Putnum
                                                   Putnum            Growth         Putnum          Diversified           New
                                                   Fund of          & Income        Voyager           Income         Opportunities
                                                   Boston             Fund           Fund              Trust             Fund
                                              -----------------------------------------------------------------------------------
Investment income:
     Dividends                                $     1,212       $      2,018    $         -        $      358        $          -
     Interest                                           -                  -              -                 -                   -
                                              -----------------------------------------------------------------------------------
         Total                                      1,212              2,018              -               358                   -
                                              -----------------------------------------------------------------------------------

Net appreciation (depreciation)
     in fair value of assets                        2,447              7,881         (13,680)          (3,052)            (33,844)

Contributions:
     Employer                                           -                  -              -                 -                   -
     Participants                                       -                  -              -                 -                   -
                                              -----------------------------------------------------------------------------------
         Total                                          -                  -              -                 -                   -
                                              -----------------------------------------------------------------------------------

Distributions to withdrawing
     participants                                 (29,524)           (20,335)        (43,177)               -             (59,153)

Adjustments for participants'
     fund transfers                              (145,526)          (336,188)     (284,415)           (82,203)           (417,804)
                                              -----------------------------------------------------------------------------------

Net increase (decrease) in
     net assets available for
     plan benefits                               (171,391)          (346,624)     (341,272)           (84,897)           (510,801)
Net assets available for plan
     benefits at December 31, 1996                171,391            346,624        341,272            84,897             510,801
                                              -----------------------------------------------------------------------------------
Net assets available for plan
     benefits at December 31, 1997            $         -       $          -    $         -        $        -        $          -
                                              ===================================================================================


                                                  Putnum
                                                  Stable
                                                   Value
                                                   Fund             Total
                                              -----------------------------
Investment income:
     Dividends                                $      1,774   $       16,232
     Interest                                            -           43,414
                                              -----------------------------
         Total                                       1,774           59,646
                                              -----------------------------

Net appreciation (depreciation)
     in fair value of assets                             -           89,110

Contributions:
     Employer                                            -           59,294
     Participants                                        -          267,030
                                              -----------------------------
         Total                                           -          326,324
                                              -----------------------------

Distributions to withdrawing
     participants                                   (5,130)        (230,075)

Adjustments for participants'
     fund transfers                               (263,329)               -
                                              -----------------------------

  Net increase (decrease) in
     net assets available for
     plan benefits                                (266,685)         245,005
Net assets available for plan
     benefits at December 31, 1996                 266,685        1,784,162
                                              -----------------------------
Net assets available for plan
     benefits at December 31, 1997            $          -   $    2,029,167
                                              =============================



                                                Register Publishing Company, Inc.
                                                      Incentive Savings Plan

                      Statement of Changes in Net Assets Available for Plan Benefits, with Fund Information

                                                        December 31, 1996

                                                George       Putnum                      Putnum          Putnum           Putnum
                                                Putnum       Growth      Putnum        Diversified         New            Stable
                                                Fund of     & Income     Voyager         Income       Opportunities        Value
                                                Boston        Fund        Fund            Trust           Fund             Fund
                                             ------------------------------------------------------------------------------------
Investment income:
     Dividends                               $   14,050    $   27,255   $   21,446     $   3,976      $     3,950     $     5,678
     Interest                                         -             -            -             -                -               -
                                             ------------------------------------------------------------------------------------
         Total                                   14,050        27,255       21,446         3,976            3,950           5,678
                                             ------------------------------------------------------------------------------------

Net appreciation (depreciation)
     in fair value of assets                      4,068        16,522       (4,452)        2,426            2,204               -

Contributions:
     Employer                                    29,790        78,262       72,787        21,201          113,637          55,800
     Participants                                 9,729        23,872       22,415         5,106           37,284           8,069
                                             ------------------------------------------------------------------------------------
         Total                                   39,519       102,134       95,202        26,307          150,921          63,869
                                             ------------------------------------------------------------------------------------


Distributions to withdrawing participants        (3,125)       (8,184)      (7,041)       (1,846)          (6,929)        (30,058)

Administrative expenses                             (53)         (226)        (151)          (38)            (152)           (280)

Adjustments for participants'
     fund transfers                             116,932       209,123      236,268        54,072          360,807         227,476
                                             ------------------------------------------------------------------------------------

Net increase (decrease) in net assets
     available for plan benefits                171,391       346,624      341,272        84,897          510,801         266,685
Net assets available for plan benefits
     at December 31, 1995                             -             -            -             -                -               -
                                             ------------------------------------------------------------------------------------
Net assets available for plan benefits
     at December 31, 1996                    $  171,391   $   346,624  $   341,272     $  84,897      $   510,801     $   266,685
                                             ====================================================================================



                                                                Prior
                                                 Loan        Investment
                                                 Fund           Fund           Total
                                             -----------------------------------------
Investment income:
     Dividends                               $        - $             -  $      76,355
     Interest                                     1,543           4,320          5,863
                                             -----------------------------------------
         Total                                    1,543           4,320         82,218
                                             -----------------------------------------

Net appreciation (depreciation)
     in fair value of assets                          -               -         20,768

Contributions:
     Employer                                         -               -        371,477
     Participants                                     -               -        106,475
                                             -----------------------------------------
         Total                                        -               -        477,952
                                             -----------------------------------------


Distributions to withdrawing participants        (2,350)           (304)       (59,837)

Administrative expenses                               -               -           (900)

Adjustments for participants'
     fund transfers                              63,299      (1,267,977)             -
                                             -----------------------------------------

Net increase (decrease) in net assets
     available for plan benefits                 62,492      (1,263,961)       520,201
Net assets available for plan benefits
     at December 31, 1995                             -       1,263,961      1,263,961
                                             -----------------------------------------
Net assets available for plan benefits
     at December 31, 1996                     $  62,492 $             -  $   1,784,162
                                             =========================================


                        Register Publishing Company, Inc.
                             Incentive Savings Plan

                          Notes to Financial Statements

                                December 31, 1997


1.       General

Media General, Inc. (the Company) purchased the Register Publishing Company, Inc. in August 1996 and became administrator of the Register Publishing Company, Inc. Incentive Savings Plan (the Plan) at that time. The Company changed trustee responsibility from Putnum Investments to Northern Trust Company (the Trustee) on February 28, 1997, pursuant to a trust agreement. The Company transferred all assets from various Putnum Investment mutual funds to various funds maintained by Northern Trust Company on April 3, 1997. The Company assigned Frank Russell Trust Company investment responsibility for the Stable Value Fund, the Equity Fund, and the Balanced Fund. Prior to April 1997, investment responsibility belonged to Putnum Investments.


2.       Significant Accounting Policies

Basis of Accounting

The financial statements of the Plan are prepared on the accrual basis of accounting.

Valuation of Investments

All investments are carried at market value. Loans to participants are carried at the original amount of the loan less repayments received. Investments in securities traded on national securities exchanges are valued at the last reported sales price or at the last reported bid quotation if not traded on that day. Investments in commingled equity and balanced funds are valued at their redemption value. Dividends are recorded on the ex-dividend date and interest is accrued as earned.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.


3.       Contributions

The Plan allows participants to elect to contribute 1% to 20% of their total compensation, subject to limitations prescribed by the Internal Revenue Code, by means of regular payroll deductions. Contributions are made in the form of pretax salary reductions or voluntary contributions of after-tax dollars by

                       Register Publishing Company, Inc.
                             Incentive Savings Plan

                    Notes to Financial Statements (continued)


3.       Contributions (continued)

the participants. Participants can elect to contribute 1% to 10% of their pay, in whole percentages, to the Plan before taxes are withheld from their compensation and 1% to 10%, in whole percentages, after taxes are withheld from their compensation. The Company matches a participant's contribution up to a total of 6% of the participant's contribution for each plan year based upon the following chart. If a participant contributes more than 6% in total to the Plan, the percent designated as pretax is considered first for purposes of the Company match.

                                                                     Company matching percentage
                                                                     ---------------------------
          Total contribution                             On pretax portion           On after-tax portion
         percent to be matched                               of total                      of total
        by Company contribution                            contribution                  contribution
        -----------------------                            ------------                  ------------

                 1%                                             75%                           50%
                 2%                                             75%                           50%
                 3%                                             75%                           50%
                 4%                                             75%                           50%
                 5%                                             65%                           50%
                 6%                                             55%                           50%

Contributions from participants are invested in accordance with the terms of the Plan at the option of the participant, in: (i) a Stable Value Fund for the purchase of short-term investments, (ii) an Equity Fund for the purchase of interests in commingled equity stock funds, (iii) a Media General Stock Fund for the purchase of Class A Common Stock of Media General, Inc., (iv) a Balanced Fund for the purchase of an interest in a commingled global balanced fund or (v) certain combinations of these funds as provided by the Plan. Company matching contributions are invested in Media General, Inc. stock subject to the transfer provisions discussed in the following paragraph. The Plan also includes, among other things, a loan feature (see Note 7). Under specified guidelines, a participant may request the Trustee to transfer a portion of the participant's balance in other funds into the loan fund for disbursement as a loan to the participant. Repayment of principal and interest is generally made by payroll deduction and the loans are fully secured by the participant's account balance.

On any allocation date (the date that participants may change their Investment Option selection), participants who have attained age 55 may elect to transfer 100% of the market value of their account to any of the Investment Options provided for by the Plan. Also, on any allocation date, participants under age 55 may elect to: transfer 100% of the market value of their account among the Equity, Balanced and Stable Value Funds; transfer 25% of their account from the Media General Stock Fund to the Stable Value, Balanced and/or Equity Funds, or; transfer 25% of their account from the Stable Value, Balanced

                        Register Publishing Company, Inc.
                             Incentive Savings Plan


                    Notes to Financial Statements (continued)


3.       Contributions (continued)

and/or Equity Fund to the Media General Stock Fund. The allocation date is the first day of any quarter and four transfers are permitted in any Plan year.


4.       Vesting, Withdrawals, and Terminations

In the event of termination of employment or withdrawal from the Plan, participants receive the total value of their account. The vesting provisions of the Plan provide for immediate 100% vesting of the value of Company pretax matching contributions and the value of after-tax matching contributions.

The Company has established the Plan with the intention that it will continue. The Company has the right at any time to terminate the Plan. The value of the participant's accounts would be distributed to the participant in a manner consistent with the Summary Plan Description.

The above descriptions are provided for informative purposes. Readers should refer to the Summary Plan Description for more complete information.


5.       Income Taxes

The Internal Revenue Service has ruled that the Plan qualifies under Section 401(a) of the Internal Revenue Code (IRC) and is, therefore, not subject to tax under present income tax law. Employee contributions qualify as "cash or deferred" contributions under Section 401(k) of the IRC. Once qualified, the Plan is required to operate in conformity with the IRC to maintain its qualification. The Company believes the Plan continues to qualify under the IRC.

                        Register Publishing Company, Inc.
                             Incentive Savings Plan


                    Notes to Financial Statements (continued)


6.       Investments

Investments representing five percent or more of the Plan's net assets at December 31, 1997, and 1996 consisted of the following:

                                                         1997                                    1996
                                              ----------------------------------------------------------------------
Name and Title                                   Cost           Market Value          Cost              Market Value
                                              ----------------------------------------------------------------------
Media General, Inc.,
 Class A Common Stock                          $349,959            $479,966       $         -           $         -
Frank Russell Equity I Fund                     615,736             615,198                 -                     -
Frank Russell Equity II Fund                     54,656              53,611                 -                     -
Frank Russell Balanced Fund                     294,050             295,148                 -                     -
Northern Trust Company
 Short-term Investment Fund                     503,705             503,705                 -                     -
George Putnum Fund of Boston                          -                   -           167,812               171,391
Putnum Growth & Income Fund                           -                   -           335,213               346,624
Putnum Voyager Fund                                   -                   -           348,218               341,272
Putnum New Opportunities Fund                         -                   -           511,101               510,801
Putnum Stable Value Fund                              -                   -           266,685               266,685

7.       Loans to Participants

The Plan has a loan feature available to all Plan participants. Loans are made from the participant's account, reducing the investment balance and creating a receivable in the Loan Fund. Loans are secured by the participant's vested account balance. Loans to terminated participants and loans in default are treated as distributions to the participant. Loans are generally repaid through payroll deduction including principal and interest. The principal portion reduces the receivable from participants and both principal and interest are transferred to the participant's investment account as repayments are received.

Participants may obtain loans based on the vested value of their accounts. New loans cannot exceed 50% of the participant's account value or a maximum of $50,000 in accordance with the Department of Labor's regulations on loans to participants. Loans are limited to one loan per participant per twelve month period with a maximum of two loans outstanding at any one time. Loans shall bear a reasonable rate of interest and must be repaid over a period not to exceed 5 years unless used to purchase the participant's primary residence, in which case the loan must be repaid over a period not to exceed 10 years.

                        Register Publishing Company, Inc.
                             Incentive Savings Plan


                    Notes to Financial Statements (continued)


8.       Related Party Transactions

Recurring administrative expenses of the Plan, which include trustee fees, are paid by the Register Publishing Company, Inc. Administrative expenses for the years ended December 31, 1997, and 1996, were approximately $7,000 and $900, respectively. During 1996, certain other administrative fees were borne by the Plan.


9.       Year 2000 (unaudited)

The Company has developed a plan to modify its internal information technology to be ready for the year 2000, and has begun converting critical data processing systems. The project also includes determining whether third party service providers have reasonable plans in place to become year 2000 compliant. The Company currently expects the project to be substantially complete by 1999. The Company does not expect this project to have a significant effect on plan operations.

                             Supplemental Schedules

                                                                                                     Schedule A

                                        Register Publishing Company, Inc.
                                             Incentive Savings Plan

                                                    Item 27a

                                 Schedule of Assets Held for Investment Purposes


                                                December 31, 1997
Name and Title                                                             Cost                    Market Value
----------------------------------------------------------------------------------------------------------------
Stable Value Fund:
     Northern Trust Company *
         Short-term Investment Fund                                    $    441,945                $    441,945
                                                                       ========================================


Equity Fund:
     Frank Russell Equity I Fund Shares *                              $    615,736                $    615,198
     Frank Russell Equity II Fund Shares *                                   54,656                      53,611
                                                                       ----------------------------------------
                                                                       $    670,392                $    668,809
                                                                       ========================================


Media General Stock Fund:
     Northern Trust Company *
         Short-term Investment Fund                                    $     60,217                $     60,217
                                                                       ========================================

     Media General, Inc., * Class A Common Stock                       $    349,959                $    479,966
                                                                       ========================================


Balanced Fund:
     Frank Russell Balanced Fund Shares *                              $    294,050                $    295,148
                                                                       ========================================


Loan Fund:
     Northern Trust Company *
         Short-term Investment Fund                                    $      1,543                $      1,543
                                                                       ========================================

     Loans to participants                                             $     63,890                $     63,890
                                                                       ========================================


* Party in interest to the Plan.






                                                                                                               Schedule B
                                            Register Publishing Company, Inc.
                                                  Incentive Savings Plan

                                                         Item 27d

                                          Schedule of Reportable 5% Transactions

                                               Year ended December 31, 1997




                                                              Average                        Current         Net Gain
                                                            Purchase or       Cost of       Value of            or
        Description of Asset                                Sale Price         Asset          Asset           (Loss)
-------------------------------------------------------------------------------------------------------------------------
                                                                ($)             ($)            ($)              ($)

Transactions by issue:

Purchases:
     Media General, Inc., * Class A Common Stock           $    324,971    $    324,971   $    324,971     $         ---
     Frank Russell Trust Equity I Fund *                        596,592         596,592        596,592               ---
     Frank Russell Balanced Fund *                              312,051         312,051        312,051               ---

Sales:
     George Putnum Fund of Boston                          $    133,610    $    129,165   $    133,610     $       4,445
     Putnum Growth & Income Fund                                323,891         307,221        323,891            16,670
     Putnum Voyager Fund                                        282,122         303,327        282,122           (21,205)
     Putnum New Opportunities Fund                              403,376         439,910        403,376           (36,534)
     Putnum Stable Value Fund                                   263,077         263,077        263,077               ---
     Putnam Diversified Income Trust Fund                       111,646         112,438        111,646              (792)

* Party in interest to the Plan