Form 10-Q
period 1998-06-28
MEDIA GENERAL INC
filed 1998-08-11
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549
                                    Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE  ACT OF 1934

                   For the quarterly period ended June 28, 1998

                                        OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the transition period from       to

                          Commission file number: 1-6383

                                MEDIA GENERAL, INC.
              (Exact name of registrant as specified in its charter)

      Commonwealth of Virginia                   54-0850433
   (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)            Identification No.)

  333 E. Franklin St., Richmond, VA                 23219
(Address of principal executive offices)         (Zip Code)

                                  (804) 649-6000
               (Registrant's telephone number, including area code)

                      333 E. Grace St., Richmond, VA 23219
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes      X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 2, 1998.

                          Class A Common shares: 26,209,416
                          Class B Common shares:    556,574

                                MEDIA GENERAL, INC.
                                 TABLE OF CONTENTS
                                 FORM 10-Q REPORT
                                   JUNE 28, 1998

                                                                            Page
Part I. Financial Information

     Item 1. Financial Statements

               Consolidated Condensed Balance Sheets - June 28, 1998,
               and December 28, 1997                                           1

               Consolidated Condensed Statements of Operations -
               Second quarter and six months ended June 28, 1998, and
               June 29, 1997                                                   3

               Consolidated Condensed Statements of Cash Flows - Six
               months ended June 28, 1998, and June 29, 1997                   4

               Notes to Consolidated Condensed Financial Statements            5

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                         7

Part II.       Other Information

     Item 4. Submission of Matters to a Vote of Security Holders              14

     Item 6. Exhibits and Reports on Form 8-K                                 14

               (a)  Exhibits

               (b)  Reports on Form 8-K

Signatures                                                                    15

                          PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                                MEDIA GENERAL, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (Unaudited)
                               (000's except shares)

                                                  June 28,        December 28,
                                                    1998              1997
                                                ------------      ------------

ASSETS

Current assets:
   Cash and cash equivalents                    $      4,778      $      3,504
   Accounts receivable - net                         101,505           109,287
   Inventories                                        17,636            17,594
   Other                                              27,051            32,268
                                                ------------      ------------
      Total current assets                           150,970           162,653
                                                ------------      ------------

Investments in unconsolidated affiliates             136,519           132,209

Other assets                                          33,258            28,519

Property, plant and equipment - net                  495,162           504,906

Excess of cost over fair value of net
   identifiable assets of acquired
   businesses - net                                  636,417           572,458

FCC licenses and other intangibles - net             410,753           413,456
                                                ------------      ------------


                                                $  1,863,079      $  1,814,201
                                                ============      ============





                              See accompanying notes.

                                MEDIA GENERAL, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (Unaudited)
                               (000's except shares)

                                                  June 28,        December 28,
                                                    1998              1997
                                                ------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $     31,294      $     31,599
   Accrued expenses and other liabilities             97,865            98,190
   Income taxes payable                                9,199             1,422
                                                ------------      ------------
      Total current liabilities                      138,358           131,211
                                                ------------      ------------

Long-term debt                                       912,434           900,140

Deferred income taxes                                247,184           249,649

Other liabilities and deferred credits               118,951           114,975

Stockholders' equity:
   Preferred stock ($5 cumulative convertible),
       par value $5 per share:
         Authorized 5,000,000 shares;
            none outstanding
   Common stock, par value $5 per share:
      Class A, authorized 75,000,000 shares;
         issued 26,172,247 and 26,172,424 shares     130,861           130,862
      Class B, authorized 600,000 shares; issued
         556,574 shares                                2,783             2,783
   Additional paid-in capital                         17,327            16,733
   Unearned compensation                              (1,575)           (2,100)
   Retained earnings                                 296,756           269,948
                                                ------------      ------------
      Total stockholders' equity                     446,152           418,226
                                                ------------      ------------

                                                $  1,863,079      $  1,814,201
                                                ============      ============



                              See accompanying notes.

                                MEDIA GENERAL, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                         (000's except for per share data)

                                     Second Quarter Ended      Six Months Ended
                                    ---------------------   --------------------
                                     June 28,    June 29,     June 28,   June 29,
                                       1998        1997        1998        1997
                                    ---------   ---------   ---------   ---------
Revenues                            $ 251,162   $ 229,426   $ 485,843   $ 445,571
                                    ---------   ---------   ---------   ---------
Operating costs:
  Production costs                    121,233     113,305     238,722     225,300
  Selling, distribution and
   administrative                      60,699      58,150     118,886     114,177
  Depreciation and amortization        25,192      23,646      51,475      46,967
                                    ---------   ---------   ---------   ---------
   Total operating costs              207,124     195,101     409,083     386,444
                                    ---------   ---------   ---------   ---------
Operating income                       44,038      34,325      76,760      59,127
                                    ---------   ---------   ---------   ---------
Other income (expense):
  Interest expense                    (16,453)    (17,461)    (33,852)    (33,075)
  Investment income -
   unconsolidated affiliates:
     Southeast Paper Manufacturing Co.  3,691       1,886       7,459       3,024
     Denver Newspapers, Inc.:
      Equity in net income                867       2,184       1,483       3,748
      Preferred stock income            1,534       1,502       3,068       3,004
  Other, net                             (433)      1,308        (950)      1,989
                                    ---------   ---------   ---------   ---------
   Total other expense                (10,794)    (10,581)    (22,792)    (21,310)
                                    ---------   ---------   ---------   ---------
Income before income taxes and
     extraordinary item                33,244      23,744      53,968      37,817
Income taxes                           11,703       9,854      19,682      15,694
                                    ---------   ---------   ---------   ---------
Income before extraordinary item       21,541      13,890      34,286      22,123
Extraordinary item from early
  redemption of debt (net of income
  tax of $38,613)                         ---         ---         ---     (63,000)
                                     --------   ---------   ---------   ---------
Net income (loss)                   $  21,541   $  13,890   $  34,286   $ (40,877)
                                    =========   =========   =========   =========
Earnings (loss) per common share
  and equivalent:
   Income before extraordinary item $    0.81   $    0.53   $    1.29   $    0.84
   Extraordinary item                     ---         ---         ---       (2.39)
                                    ---------   ---------   ---------   ---------
   Net income (loss)                $    0.81   $    0.53   $    1.29   $   (1.55)
                                    =========   =========   =========   =========
Earnings (loss) per common share
 and equivalent - assuming dilution:
   Income before extraordinary item $    0.80   $    0.52   $    1.27   $    0.83
   Extraordinary item                     ---         ---         ---       (2.37)
                                    ---------   ---------   ---------   ---------
   Net income (loss)                $    0.80   $    0.52   $    1.27   $   (1.54)
                                    =========   =========   =========   =========

Dividends paid per common share     $    0.14   $    0.13   $    0.28   $    0.26
                                    =========   =========   =========   =========


                              See accompanying notes.

                                MEDIA GENERAL, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                      (000's)

                                                       Six Months Ended
                                                ----------------------------
                                                  June 28,          June 29,
                                                    1998              1997
                                                ------------      --------

Operating activities:

Net income (loss)                               $     34,286      $    (40,877)

Adjustments to reconcile net income (loss):
   Extraordinary item                                    ---            63,000
   Depreciation and amortization                      51,475            46,967
   Deferred income taxes                              (4,956)           (1,315)
   Investment income -- unconsolidated
      affiliates, net of distributions                (4,310)           (9,776)
   Change in assets and liabilities:
      Accounts receivable and inventories              9,219               (94)
      Other                                             (874)            4,833
                                                ------------      ------------
   Net cash provided by operating activities          84,840            62,738
                                                ------------      ------------

Investing activities:
   Capital expenditures                              (22,885)          (21,572)
   Purchase of businesses (1997-net of
      $476 million of debt assumed)                  (92,656)         (277,326)
   Sale of businesses                                 23,645           139,564
   Other, net                                          1,863               308
                                                ------------      ------------
   Net cash used by investing activities             (90,033)         (159,026)
                                                ------------      ------------

Financing activities:
   Increase in debt                                  248,000           963,000
   Payment of debt                                  (236,152)         (775,000)
   Premiums and costs related to early
      redemption of Park debt                            ---           (84,703)
   Dividends paid                                     (7,478)           (6,920)
   Other, net                                          2,097               527
                                                ------------      ------------
   Net cash provided by financing activities           6,467            96,904
                                                ------------      ------------

Net increase in cash and cash equivalents              1,274               616
Cash and cash equivalents at beginning of year         3,504             4,471
                                                ------------      ------------

Cash and cash equivalents at end of period      $      4,778      $      5,087
                                                ============      ============

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest (net of amount capitalized)         $     33,970      $     26,455
   Income taxes                                 $     21,493      $      7,008

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

            In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 1999. When adopted, all derivatives will be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending upon the nature of the hedge, a change in its fair value will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the hedge's change in fair value will be immediately recognized in earnings.

            The Company has not yet determined what the effect of Statement No. 133 will be on its results of operations and financial position. The Company will adopt Statement No. 130, Reporting Comprehensive Income, concurrent with the adoption of Statement 133.

      2. On January 2, 1998, Media General, Inc. acquired, for approximately $93 million, the assets of the Bristol Herald Courier, a daily newspaper in southwestern Virginia, and two affiliated weekly newspapers. The transaction was accounted for as a purchase and Bristol's results of operations are included in the Company's results since the date of acquisition. The purchase price has been allocated to the assets acquired based on a preliminary appraisal of estimated fair values. Such estimated values may change as the appraisals are finalized and more facts become known.

            On June 2, 1998, the Company completed the sale of its Kentucky newspaper properties for approximately $24 million. Effective July 1, 1998, the Company acquired the assets of the Hickory Daily Record in northwestern, North Carolina for approximately $40 million. The transaction will be treated as a purchase and Hickory's results of operations will be included in those of the Company, beginning with the purchase date in the third quarter.

      3.    Inventories are principally raw materials.

      4. The following table sets forth the computation of basic and diluted earnings per share:


                                              Quarter Ended June 28, 1998               Quarter Ended June 29, 1997
                                         --------------------------------------    -----------------------------------
                                            Income         Shares     Per Share      Income      Shares      Per Share
(In thousands, except per share amounts) (Numerator)   (Denominator)    Amount     (Numerator) (Denominator)   Amount
                                         -----------   -------------  ---------    ----------- ------------- ---------
Basic EPS
Income available to common stock-
  holders before extraordinary item      $  21,541         26,578     $    0.81     $ 13,890       26,328    $    0.53
                                                                      =========                              =========

Effect of dilutive securities
Stock options                                                 268                                     139
Restricted stock and other                      (5)            87                        (11)         159
                                         ------------------------                   ---------------------

Diluted EPS
Income available to common stock-
  holders + assumed conversions$         $  21,536         26,933     $    0.80     $ 13,879       26,626    $    0.52
                                         ======================================     ==================================






                                             Six Months Ended June 28, 1998           Six Months Ended June 29, 1997
                                         --------------------------------------    -----------------------------------
                                            Income         Shares     Per Share      Income      Shares      Per Share
(In thousands, except per share amounts) (Numerator)   (Denominator)    Amount     (Numerator) (Denominator)   Amount
                                         -----------   -------------  ---------    ----------- ------------- ---------
Basic EPS
Income available to common stock-
  holders before extraordinary item      $  34,286         26,541     $    1.29     $ 22,123       26,323    $    0.84
                                                                      =========                              =========

Effect of dilutive securities
Stock options                                                 262                                     139
Restricted stock and other                      (9)            83                        (22)         156
                                         ------------------------                   ---------------------

Diluted EPS
Income available to common stock-
  holders + assumed conversions          $  34,277         26,886     $    1.27     $ 22,101       26,618    $    0.83
                                         ======================================     ==================================

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

                                Media General, Inc.
                           Business Segment Information
                                    (Unaudited)
                                      (000's)

                                  Quarters Ended            Six Months Ended
                              ---------------------      ---------------------
                               June 28,    June 29,       June 28,    June 29,
                                 1998        1997           1998        1997
                              ---------   ---------      ---------   ---------
Revenues:
   Publishing                 $ 132,424   $ 120,945      $ 258,216   $ 236,702
   Broadcast Television          47,233      41,030         84,760      76,969
   Cable Television              39,643      39,218         78,290      77,320
   Newsprint                     31,862      28,233         64,577      54,580
                              ---------   ---------      ---------   ---------
      Total revenues          $ 251,162   $ 229,426      $ 485,843   $ 445,571
                              =========   =========      =========   =========

Operating income (loss):
   Publishing                 $  26,873   $  21,617      $  49,161   $  40,368
   Broadcast Television           7,113       7,323          7,935      10,470
   Cable Television               7,126       7,925         13,855      15,160
   Newsprint                      2,926      (2,540)         5,809      (6,871)
                              ---------   ---------      ---------   ---------
      Total operating income  $  44,038   $  34,325      $  76,760   $  59,127
                              =========   =========      =========   =========

Operating cash flow:
   Publishing                 $  36,827   $  31,339      $  69,158   $  59,249
   Broadcast Television          14,312      13,072         22,824      22,226
   Cable Television              13,420      14,415         26,951      28,168
   Newsprint                      4,671        (855)         9,302      (3,549)
                              ---------   ---------      ---------   ---------
      Total operating
         cash flow            $  69,230   $  57,971      $ 128,235    $106,094
                              =========   =========      =========   =========





ACQUISITIONS AND DISPOSITIONS

In January 1998 the Company acquired the Bristol Herald Courier, a daily newspaper in southwestern Virginia, and two affiliated weekly newspapers. In June 1998 the Company sold its Kentucky newspaper properties acquired in 1997 with the purchase of Park Acquisitions, Inc. Subsequent to the end of the second quarter, the Company purchased The Hickory Daily Record located in northwestern North Carolina. See Note 2 of this Form 10-Q for further details about these transactions.

CONSOLIDATED OPERATING RESULTS

(In thousands, except per share data)

                          Second Quarter Ended              Six Months Ended
                     ----------------------------      ---------------------------
                     June 28,   June 29,               June 28,   June 29,
                       1998       1997    Change         1998       1997    Change
                     --------   -------   -------      --------   --------  ------
Revenues             $251,162   $229,426       9 %     $485,843   $445,571     9 %
Net Income (Loss)      21,541     13,890      55         34,286    (40,877)*  ---
Earnings (Loss)
 Per Share               0.81       0.53      53           1.29      (1.55)*  ---
Earnings (Loss)
 Per Share -
  Assuming Dilution      0.80       0.52      54           1.27      (1.54)*  ---

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


PUBLISHING

(In thousands)

                        Second Quarter Ended              Six Months Ended
                     ----------------------------     ---------------------------
                     June 28,   June 29,              June 28,   June 29,
                       1998       1997    Change        1998       1997    Change
                     --------   -------   -------     --------   -------   ------
Revenues             $132,424   $120,945      9 %     $258,216   $236,702      9 %
Operating Expenses    105,551     99,328      6        209,055    196,334      6
Operating Income       26,873     21,617     24         49,161     40,368     22
Depreciation &
   Amortization         9,954      9,722      2         19,997     18,881      6
Operating Cash Flow    36,827     31,339     18         69,158     59,249     17

Publishing revenues improved $11.5 million and $21.5 million (both 9%) for the quarter and six month periods ended June 28, 1998, from the comparable 1997 periods. At the Company's metropolitan newspaper group, which includes its three largest daily newspapers, revenues rose $6.3 million and $10.5 million in the second quarter and first six months of this year as a result of expanded linage (up 6.3% and 5%, respectively) and higher advertising rates (up 2.8% and 2.7%, respectively). These quarterly and year-to-date increases were principally the result of strong performances in classified advertising (led by the employment and automotive categories) and retail advertising. The Company's recently acquired Bristol Herald Courier (Bristol) also generated $4.2 million and $7.8 million in revenues during the second quarter and first six months of 1998. The remaining $1 million and $3 million increases in Publishing revenues were generated from the Company's other daily and weekly community newspapers, primarily due to strong classified advertising revenues.

Publishing operating expense increased $6.2 million and $12.7 million in the second quarter and first half of 1998, approximately one-third and one-half of which were related to acquisitions (principally Bristol). Excluding acquisitions, these increases were primarily attributable to a $1.6 million and a $4.1 million increase in newsprint expense from the comparable year-ago quarter and first six months due to increased newsprint prices. Additionally, bad debt expense and advertising and promotion costs were up moderately over the equivalent prior-year periods.

Operating income for Publishing rose $5.3 million and $8.8 million (24% and 22%) in the second quarter and first half of 1998 from the prior-year periods. The increases were principally due to the combination of robust advertising revenues and the acquisition of Bristol, partially offset by increased newsprint expense.

BROADCAST TELEVISION

(In thousands)

                          Second Quarter Ended              Six Months Ended
                     ----------------------------     ---------------------------
                     June 28,   June 29,              June 28,   June 29,
                       1998       1997    Change        1998       1997    Change
                     --------   -------   -------     --------   -------   ------
Revenues             $ 47,233   $41,030      15 %     $ 84,760   $76,969      10 %
Operating Expenses     40,120    33,707      19         76,825    66,499      16
Operating Income        7,113     7,323      (3)         7,935    10,470     (24)
Depreciation &
   Amortization         7,199     5,749      25         14,889    11,756      27
Operating Cash Flow    14,312    13,072       9         22,824    22,226       3

Broadcast revenues increased $6.2 and $7.8 million (15% and 10%) in the second quarter and first half of 1998. These increases were due to strong local advertising (led by the automotive and fast food categories) as well as solid political advertising revenues, resulting from primaries for upcoming elections combined with local and national issue-oriented advertising. In addition, PCS, the Company's provider of equipment and studio design services, generated strong second quarter revenues, reflecting increased orders from broadcasting groups to upgrade their existing facilities.

Operating expenses in the Broadcast Segment increased $6.4 million and $10.3 million in the second quarter and first half of 1998. Programming costs were up 33% and employee compensation and benefits expense rose 12%, both for the quarter and first six months of the year. The higher expense levels in 1998's first half were expected as steps were initiated in 1997 to invigorate the performance at the recently acquired stations. These steps included upgrading programming and equipment and fully staffing and competitively compensating personnel in conjunction with the repositioning and relaunching of these stations. May rating books indicated increased audience share at nine of the Company's fourteen stations, reflecting the positive results achieved from these efforts. Depreciation and amortization expense also rose $1.5 million and $3.1 million in the second quarter and first half of 1998.

Broadcast operating income decreased $.2 million and $2.5 million in the second quarter and first six months of 1998. The decline was attributable to increased expenditures at the recently acquired stations to enhance their performance and to position them to compete more effectively in their markets, which more than offset improved quarterly and year-to-date revenues.

CABLE TELEVISION

(In thousands)

                          Second Quarter Ended              Six Months Ended
                     ----------------------------     ---------------------------
                     June 28,   June 29,              June 28,   June 29,
                       1998       1997    Change        1998       1997    Change
                     --------   -------   -------     --------   -------   ------
Revenues             $ 39,643   $39,218       1 %     $ 78,290   $77,320       1 %
Operating Expenses     32,517    31,293       4         64,435    62,160       4
Operating Income        7,126     7,925     (10)        13,855    15,160      (9)
Depreciation &
   Amortization         6,294     6,490      (3)        13,096    13,008       1
Operating Cash Flow    13,420    14,415      (7)        26,951    28,168      (4)

In June, the Company renewed its cable franchise agreement with Fairfax County for a 15-year term. As part of this agreement, the Company agreed not to raise subscriber rates for a period of one year. The long-term benefits of this agreement override the short-term impact on the Company.

Revenues at the Company's Cable Television Segment rose $.4 million and $1 million in the second quarter and first half of 1998. These increases were primarily attributable to the Company's Fairfax County, Virginia, cable system (Fairfax Cable), as a result of a 4.4% increase in the number of subscribers (to approximately 240,000 at June 28, 1998), together with a combined average increase of 2.4% in basic and expanded subscriber rates for both the quarter and year to date.

Cable operating expenses rose $1.2 million and $2.3 million during the second quarter and first half of 1998 from the comparable prior-year periods. These increases were primarily attributable to rises of $1.1 million and $2 million in programming costs for the second quarter and first six months of the year due to higher programming rates and the expansion of the subscriber base at Fairfax Cable.

Cable operating income decreased $.8 million and $1.3 million in the second quarter and first half of 1998 from the year-earlier periods. These decreases reflected increased programming costs at Fairfax Cable due to higher contractual rates, partially offset by increased revenue due to its expanding subscriber base.

NEWSPRINT

(In thousands)

                          Second Quarter Ended              Six Months Ended
                     ----------------------------     ---------------------------
                     June 28,   June 29,              June 28,   June 29,
                       1998       1997    Change        1998       1997    Change
                     --------   -------   -------     --------   -------   ------
Revenues             $ 31,862   $28,233      13 %     $ 64,577   $54,580      18 %
Operating Expenses     28,936    30,773      (6)        58,768    61,451      (4)
Operating Income (Loss) 2,926    (2,540)     ---         5,809    (6,871)     ---
Depreciation &
   Amortization         1,745     1,685       4          3,493     3,322       5
Operating Cash Flow     4,671      (855)     ---         9,302    (3,549)     ---

Newsprint Segment revenues increased $3.6 million and $10 million (13% and 18%) in the second quarter and first half of 1998, reflecting the results of the Company's Garden State Paper (Garden State) newsprint mill, located in Garfield, New Jersey. These increases resulted from a 7.1% and 10.7% increase in the average realized selling price per ton for the quarterly and year-to-date periods ended June 28, 1998, combined with a 5.8% and a 7.6% increase in tons sold. Newsprint selling prices have gradually increased over the past year, such that the average realized price has risen from $471 per ton in the first half of 1997 to $521 per ton in the comparable period of 1998.

Newsprint Segment operating expense dropped $1.8 million and $2.7 million in the quarterly and year-to-date periods of 1998 from the comparable 1997 amounts. These declines were principally the result of a $.8 million and a $1.5 million decrease in chemical expense in the second quarter and first half of the year due to deinking process improvements, combined with a $.6 million and a $.9 million reduction in maintenance and repair expense, the result of a more efficient production process. Additionally, energy costs declined $.2 million and $1.2 million in the quarterly and year-to-date periods due to an extraordinarily mild winter combined with a shift to purchasing gas in the competitively-priced open market. These decreases were slightly offset by a rise in recovered newspaper (ONP) expense, due primarily to increased volume.

Newsprint operating income rose $5.5 million and $12.7 million, from a $2.6 million and a $6.9 million loss in the second quarter and first half of 1997, to income of $2.9 million and $5.8 million in the comparable 1998 periods. The increase resulted primarily from a $34 and a $50 increase in average realized selling price per ton for the current quarter and year-to-date period. In addition, improved production efficiency at Garden State and a mild 1998 winter also contributed to the overall operating profit improvement.


UNCONSOLIDATED AFFILIATES

The Company's investment income from unconsolidated affiliates increased $.5 million and $2.2 million in the second quarter and first half of 1998 from the comparable periods of 1997. The Company's share of the operating results of its Southeast Paper Manufacturing Company (SEPCO) newsprint affiliate increased $1.8 million from the second quarter of 1997 and $4.4 million from the first half of 1997. SEPCO's revenues increased 6.4% and 9.7% in the second quarter and first half of 1998 as a result of a 6.7% and a 10.8% rise in the average realized selling price, which more than offset the effects of a 1.1% and a 1.7% decrease in tons sold. Income earned from the Company's Denver Newspapers, Inc. (DNI), affiliate decreased $1.3 million and $ 2.2 million in the second quarter and first six months of 1998 from the comparable periods of 1997. The decreases were attributable to increased operating expenses, primarily newsprint and advertising costs, which were only partially offset by strong advertising revenue growth.

INTEREST EXPENSE

Interest expense of $16.5 million and $33.9 million represented a $1 million decrease and a $.8 million increase from the second quarter and year-to-date periods of 1998 over the comparable year-earlier periods. The quarterly decrease was due to an $88.6 million decline in average debt outstanding, partially offset by a slight increase, from the comparable year-ago period, in the Company's average effective borrowing rate to 6.8%. The year-to-date increase resulted from a slight rise, over the equivalent year-earlier period, in the Company's average effective borrowing rate to approximately 7%, partially offset by a $24 million decrease in average debt outstanding.

NON-OPERATING ITEMS

Other, net, declined from income of $1.3 million and $2 million in the second quarter and first half of 1997 to an expense of $.4 million and $1 million in the comparable periods of 1998. These declines were primarily attributable to a reduction in interest income.

INCOME TAXES

The Company's effective tax rate was 35.2% and 36.5% in the second quarter and first six months of 1998, down from 41.5% (excluding the extraordinary item) in the previous year's comparable periods. The decline was principally a result of a higher level of deferred tax credits on intangible assets and the favorable settlement of a state tax examination. Income tax expense rose $1.8 million and $4 million from the second quarter and first six months of last year due to pretax earnings increases.

NET INCOME (LOSS)

Net income for 1998's second quarter was $21.5 million ($0.81 per share, or $0.80 per share - assuming dilution) compared to $13.9 million in the equivalent prior-year period. Year-to-date 1998 net income was $34.3 million ($1.29 per share, or $1.27 per share - assuming dilution) compared to a $40.9 million loss in 1997, the result of a $63 million extraordinary charge, net of a tax benefit of $38.6 million, ($2.39 per share, or $2.37 per share - assuming dilution) related to the early redemption of Park's high coupon debt in February 1997. Excluding this extraordinary item, net income rose $12.2 million, 55% above the year-ago period. Newsprint produced a positive turnaround in operating profits of $5.5 million and $12.7 million in the second quarter and first half of this year, while Publishing posted increases of 24% and 22% in operating profits. These improved performances more than offset declines in Broadcast and Cable Television operating income.

LIQUIDITY AND CAPITAL RESOURCES

Funds generated by operating activities during the first half of 1998 totaled $84.8 million, up $22.1 million from the comparable period of 1997. The increase was due to a combination of factors, including: an additional $9.3 million of funds generated in the current year as a result of accounts receivable collections and inventory reductions, a $5 million distribution from SEPCO and a $12.2 million increase in net income (excluding the extraordinary item). Funds generated from operating activities, coupled with funds provided by financing activities, supplied the $93 million used for the acquisition of Bristol, the $22.9 million for capital expenditures and the $7.5 million used for the payment of dividends to stockholders.

Total debt outstanding at June 28, 1998, was $912.4 million, down $27.8 million from the year-ago level of $940.2 million, but up from the December 28, 1997 level of $900.1 million. This $12.3 million increase from year end was directly attributable to the $90 million in borrowings for the Bristol acquisition in early 1998, most of which has already been repaid with funds generated from operations along with proceeds from the sale of the Company's Kentucky newspaper operations. The Company's unused credit lines available from its committed revolving credit facility were $360 million at June 28, 1998.

The Company has interest rate swaps totaling $800 million with maturities ranging from less than one year to six years. These swap agreements effectively convert variable rate debt to fixed rate debt at interest rates approximating 6.7% at June 28, 1998.

The Company anticipates that internally generated funds provided by operations during 1998, together with existing credit facilities, will be more than adequate to finance other possible acquisitions, projected capital expenditures, dividends to stockholders, and working capital needs.

OUTLOOK

The Company expects to build on the strong profits and cash flows produced during the first half of 1998 throughout the remainder of the year. The Publishing Segment anticipates goods results due in large part to robust advertising revenues. The Newsprint Segment is expected to continue its year-over-year profit growth despite the recent leveling-off of newsprint selling prices. The repositioning efforts undertaken at the broadcast television stations, which recently resulted in generally stronger May audience ratings, are also expected to generate improved broadcast profits. Together, these factors are expected to produce higher year-over-year net income for the Company.

                            PART II. OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders.

      The Annual Meeting of Media General, Inc., was held on May 15, 1998, for the purpose of electing a board of directors.

      Each nominee for director was elected by the following vote:

                                             Class A           Class A
                                          Shares Voted      Shares Voted
Class A Directors                             "FOR"          "WITHHELD"
-----------------                             -----          ----------
Charles A. Davis                           18,612,153          482,172
Robert V. Hatcher, Jr.                     18,630,445          463,883
John G. Medlin, Jr.                        18,636,948          457,380

                                             Class B           Class B
                                          Shares Voted      Shares Voted
Class B Directors                             "FOR"          "WITHHELD"
-----------------                             -----          ----------
Robert B. Black                              541,552             ---
J. Stewart Bryan III                         541,552             ---
Marshall N. Morton                           541,552             ---
Roger H. Mudd                                541,552             ---
Wyndham Robertson                            541,552             ---
Henry L. Valentine, II                       541,552             ---

Item 6.           Exhibits and Reports on Form 8-K

(a)    Exhibits

      10.1 Franchise Agreement, dated June 1, 1998, between Fairfax County, Virginia, and Media General Cable of Fairfax County, Inc.

      27.1  Financial Data Schedule for the period ended June 28, 1998.

      27.2  Restated Financial Data Schedule for the period ended June 29, 1997.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended June 28, 1998.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MEDIA GENERAL, INC.



DATE:    August 11, 1998                  /s/ J. Stewart Bryan III
                                          -----------------------
                                          J. Stewart Bryan III, Chairman,
                                          President and
                                          Chief Executive Officer



DATE:    August 11, 1998                  /s/ Marshall N. Morton
                                          ----------------------
                                          Marshall N. Morton
                                          Senior Vice President and Chief
                                          Financial Officer