Form 10-Q
period 1998-09-27
MEDIA GENERAL INC
filed 1998-11-04
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 1, 1998.

                          Class A Common shares: 26,211,709
                          Class B Common shares:    556,574

                               MEDIA GENERAL, INC.
                                TABLE OF CONTENTS
                                 FORM 10-Q REPORT
                                SEPTEMBER 27, 1998

                                                                            Page
Part I. Financial Information

     Item 1. Financial Statements

               Consolidated Condensed Balance Sheets - September 27, 1998,
               and December 28, 1997                                           1

               Consolidated Condensed Statements of Operations - Third
               quarter and nine months ended September 27, 1998,
               and September 28, 1997                                          3

               Consolidated Condensed Statements of Cash Flows - Nine
               months ended September 27, 1998, and September 28, 1997         4

               Notes to Consolidated Condensed Financial Statements            5

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                         7

Part II.       Other Information

     Item 6. Exhibits and Reports on Form 8-K                                 15

               (a)  Exhibits

               (b)  Reports on Form 8-K

Signatures                                                                    16

                          PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                               MEDIA GENERAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                              (000's except shares)

                                                September 27,      December 28,
                                                    1998              1997
                                                -------------      ------------

ASSETS

Current assets:
   Cash and cash equivalents                    $      5,253      $      3,504
   Accounts receivable - net                         100,460           109,287
   Inventories                                        18,368            17,594
   Other                                              47,779            32,268
                                                ------------      ------------
      Total current assets                           171,860           162,653
                                                ------------      ------------

Investments in unconsolidated affiliates             140,377           132,209

Other assets                                          43,537            28,519

Property, plant and equipment - net                  500,685           504,906

Excess of cost over fair value
   of net identifiable assets
   of acquired businesses - net                      657,491           572,458

FCC licenses and other intangibles - net             402,698           413,456
                                                ------------      ------------

                                                $  1,916,648      $  1,814,201
                                                ============      ============



                             See accompanying notes.

                               MEDIA GENERAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                              (000's except shares)

                                                September 27,      December 28,
                                                    1998              1997
                                                -------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $     29,318      $     31,599
   Accrued expenses and other liabilities            118,035            98,190
   Income taxes payable                                  ---             1,422
                                                ------------      ------------
      Total current liabilities                      147,353           131,211
                                                ------------      ------------

Long-term debt                                       949,408           900,140

Deferred income taxes                                244,996           249,649

Other liabilities and deferred credits               120,084           114,975

Stockholders' equity:
   Preferred stock ($5 cumulative convertible),
     par value $5 per share:
         Authorized 5,000,000 shares;
            none outstanding
   Common stock, par value $5 per share:
      Class A, authorized 75,000,000 shares;
         issued 26,211,231 and 26,172,424
         shares                                      131,056           130,862
      Class B, authorized 600,000 shares;
         issued 556,574 shares                         2,783             2,783
   Additional paid-in capital                         18,565            16,733
   Unearned compensation                              (1,313)           (2,100)
   Retained earnings                                 303,716           269,948
                                                ------------      ------------
      Total stockholders' equity                     454,807           418,226
                                                ------------      ------------

                                                $  1,916,648      $  1,814,201
                                                ============      ============


                             See accompanying notes.

                               MEDIA GENERAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (000's except for per share data)

                                      Third Quarter Ended      Nine Months Ended
                                    ---------------------   ----------------------
                                     Sept. 27,   Sept. 28,   Sept. 27,   Sept. 28,
                                       1998        1997        1998        1997
                                    ---------   ---------   ---------   ---------
Revenues                            $ 236,812   $ 221,975   $ 722,655   $ 667,546
                                    ---------   ---------   ---------   ---------
Operating costs:
  Production costs                    119,991     112,653     358,713     337,953
  Selling, distribution and
   administrative                      57,755      57,478     176,641     171,655
  Depreciation and amortization        25,113      23,363      76,588      70,330
                                    ---------   ---------   ---------   ---------
   Total operating costs              202,859     193,494     611,942     579,938
                                    ---------   ---------   ---------   ---------
Operating income                       33,953      28,481     110,713      87,608
                                    ---------   ---------   ---------   ---------
Other income (expense):
  Interest expense                    (16,079)    (16,324)    (49,931)    (49,399)
  Investment income -
   unconsolidated affiliates:
     Southeast Paper
      Manufacturing Co.                 2,065       2,625       9,524       5,649
     Denver Newspapers, Inc.:
      Equity in net income                259       1,545       1,742       5,293
      Preferred stock income            1,534       1,502       4,602       4,506
  Other, net                            1,057         231         107       2,220
                                    ---------   ---------   ---------   ---------
   Total other expense                (11,164)    (10,421)    (33,956)    (31,731)
                                    ---------   ---------   ---------   ---------
Income before income taxes and
     extraordinary item                22,789      18,060      76,757      55,877
Income taxes                            8,334       7,495      28,016      23,189
                                    ---------   ---------   ---------   ---------
Income before extraordinary item       14,455      10,565      48,741      32,688
Extraordinary item from early
  redemption of debt (net of
  income tax of $38,613)                  ---         ---         ---     (63,000)
                                    ---------   ---------   ---------   ---------
Net income (loss)                   $  14,455   $  10,565   $  48,741   $ (30,312)
                                    =========   =========   =========   =========
Earnings (loss) per common share
  and equivalent:
   Income before extraordinary
    item                            $    0.54   $    0.40   $    1.83   $    1.24
   Extraordinary item                     ---         ---         ---       (2.39)
                                    ---------   ---------   ---------   ---------
   Net income (loss)                $    0.54   $    0.40   $    1.83   $   (1.15)
                                    =========   =========   =========   =========
Earnings (loss) per common share
  and equivalent - assuming
  dilution:
   Income before extraordinary
     item                           $    0.54   $    0.39   $    1.81   $    1.23
   Extraordinary item                     ---         ---         ---       (2.37)
                                    ---------   ---------   ---------   ---------
   Net income (loss)                $    0.54   $    0.39   $    1.81   $   (1.14)
                                    =========   =========   =========   =========

Dividends paid per common share     $    0.14   $    0.13   $    0.42   $    0.39
                                    =========   =========   =========   =========

                             See accompanying notes.

                               MEDIA GENERAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                     (000's)

                                                       Nine Months Ended
                                                --------------------------------
                                                September 27,      September 28,
                                                    1998              1997
                                                ------------      ------------

Operating activities:

Net income (loss)                               $     48,741      $    (30,312)

Adjustments to reconcile net income (loss):
   Extraordinary item                                    ---            63,000
   Depreciation and amortization                      76,588            70,330
   Deferred income taxes                              (7,135)           (2,012)
   Investment income -- unconsolidated
      affiliates, net of distributions                (8,168)          (15,448)
   Change in assets and liabilities                   (6,988)            7,320
                                                ------------      ------------
   Net cash provided by operating activities         103,038            92,878
                                                ------------      ------------

Investing activities:
   Capital expenditures                              (35,069)          (30,495)
   Purchase of businesses (1997-net of
      $476 million of debt assumed)                 (132,680)         (277,326)
   Sale of businesses                                 23,645           147,267
   Other, net                                          2,016            (1,668)
                                                ------------      ------------
   Net cash used by investing activities            (142,088)         (162,222)
                                                ------------      ------------

Financing activities:
   Increase in debt                                  382,000           963,000
   Payment of debt                                  (333,179)         (800,000)
   Premiums and costs related to early
      redemption of Park debt                            ---           (84,703)
   Dividends paid                                    (11,225)          (10,387)
   Other, net                                          3,203             2,168
                                                ------------      ------------

Net cash provided by financing activities             40,799            70,078
                                                ------------      ------------

Net increase in cash and cash equivalents              1,749               734
Cash and cash equivalents at beginning
  of year                                              3,504             4,471
                                                ------------      ------------

Cash and cash equivalents at end of period      $      5,253      $      5,205
                                                ============      ============

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest (net of amount capitalized)         $     49,229      $     44,278
   Income taxes                                 $     49,506      $     17,569

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

            In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 1999. When adopted, all derivatives will be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending upon the nature of the hedge, a change in its fair value will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the hedge (generally the difference between fair value of the hedge and the item being hedged) will be immediately recognized in earnings.

            The Company has not yet determined what the effect of Statement No. 133 will be on its results of operations and financial position. The Company will adopt Statement No. 130, Reporting Comprehensive Income, concurrent with the adoption of Statement No. 133.

      2. On January 2, 1998, Media General, Inc. acquired, for approximately $93 million, the assets of the Bristol Herald Courier, a daily newspaper in southwestern Virginia, and two affiliated weekly newspapers. On July 1, 1998, the Company acquired, for approximately $40 million, the assets of the Hickory Daily Record, a daily newspaper in northwestern North Carolina. Both transactions were accounted for as purchases and the Company's results of operations include the results of Bristol and Hickory since their respective dates of acquisition. Purchase price has been allocated to the assets acquired based on preliminary appraisals of estimated fair values. Such estimated values may change as the appraisals are finalized and more facts become known. On June 2, 1998, the Company completed the sale of its Kentucky newspaper properties for approximately $24 million.

      3. Inventories are principally raw materials. As of September 27, 1998, $8.6 million of prepaid income tax was included in "Other" current assets.

      4. The following table sets forth the computation of basic and diluted earnings per share:


                                       Quarter Ended September 27, 1998     Quarter Ended September 28, 1997
                                      -----------------------------------   ---------------------------------
(In thousands, except per                Income      Shares     Per Share     Income      Shares    Per Share
 share amounts)                       (Numerator) (Denominator)   Amount    (Numerator)(Denominator)  Amount
                                      -----------------------------------   ---------------------------------


Basic EPS
Income available to common stock-
  holders before extraordinary item     $    14,455      26,613  $ 0.54      $ 10,565     26,358     $  0.40
                                                                 ======                              =======

Effect of dilutive securities
Stock options                                               251                              208
Restricted stock and other                       (5)         85                   (10)       170
                                        -----------------------              -------------------

Diluted EPS
Income available to common stock-
  holders + assumed conversions         $    14,450      26,949  $ 0.54      $  10,555    26,736     $  0.39
                                        ===============================      ===============================


                                      Nine Months Ended September 27, 1998  Nine Months Ended September 28, 1997
                                      ------------------------------------  ------------------------------------
(In thousands, except                   Income      Shares      Per Share      Income     Shares      Per Share
per share amounts)                    (Numerator) (Denominator)   Amount    (Numerator)(Denominator)  Amount
                                      ------------------------------------  ------------------------------------
Basic EPS
Income available to common stock-
  holders before extraordinary item    $  48,741        26,565   $ 1.83       $ 32,688     26,335     $  1.24
                                                                 ======                               =======


Effect of dilutive securities
Stock options                                              252                                152
Restricted stock and other                   (16)           78                     (30)       162
                                       -----------------------                -------------------

Diluted EPS
Income available to common stock-
  holders + assumed conversions        $  48,725        26,895   $ 1.81       $ 32,658     26,649     $  1.23
                                       ================================       ===============================

1 All of the above amounts have been presented in accordance with SFAS No. 128
  "Earnings Per Share." In the prior year, the Company reported EPS before extraordinary item of $1.22 for the nine months ended September 28, 1997. Due to minor differences in the methodology under SFAS No. 128, EPS for that period has been restated to $1.23.

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

                               Media General, Inc.
                           Business Segment Information
                                   (Unaudited)
                                     (000's)

                                  Quarters Ended            Nine Months Ended
                              ---------------------      ---------------------
                              Sept. 27,   Sept. 28,      Sept. 27,   Sept. 28,
                                 1998        1997           1998        1997
                              ---------   ---------      ---------   ---------
Revenues:
   Publishing                 $ 125,298   $ 117,555      $ 383,514   $ 354,257
   Broadcast Television          39,096      36,491        123,856     113,460
   Cable Television              39,640      37,825        117,930     115,145
   Newsprint                     32,778      30,104         97,355      84,684
                              ---------   ---------      ---------   ---------
      Total revenues          $ 236,812   $ 221,975      $ 722,655   $ 667,546
                              =========   =========      =========   =========

Operating income (loss):
   Publishing                 $  23,173   $  19,187      $  72,334   $  59,555
   Broadcast Television           1,676       2,866          9,611      13,336
   Cable Television               7,358       7,482         21,213      22,642
   Newsprint                      1,746      (1,054)         7,555      (7,925)
                              ---------   ---------      ---------   ---------
      Total operating income  $  33,953   $  28,481      $ 110,713   $  87,608
                              =========   =========      =========   =========

Operating cash flow:
   Publishing                 $  33,259   $  28,802      $ 102,417   $  88,051
   Broadcast Television           8,832       8,788         31,656      31,014
   Cable Television              13,522      13,661         40,473      41,829
   Newsprint                      3,453         593         12,755      (2,956)
                              ---------   ---------      ---------   ---------
      Total operating cash
       flow                   $  59,066   $  51,844      $ 187,301   $ 157,938
                              =========   =========      =========   =========





ACQUISITIONS AND DISPOSITIONS

In January 1998 the Company acquired the Bristol Herald Courier (Bristol), a daily newspaper in southwestern Virginia, and two affiliated weekly newspapers. In June 1998 the Company sold its Kentucky newspaper properties (Kentucky) acquired in 1997 with the purchase of Park Acquisitions, Inc. In July 1998 the Company purchased The Hickory Daily Record (Hickory) located in northwestern North Carolina. See Note 2 of this Form 10-Q for further details about these transactions.

CONSOLIDATED OPERATING RESULTS

(In thousands, except per share data)

                           Third Quarter Ended              Nine Months Ended
                     ----------------------------    ---------------------------
                     Sept. 27,  Sept. 28,            Sept. 27,  Sept. 28,
                       1998       1997    Change        1998       1997   Change
                     --------   -------   -------     --------   ------- -------

Revenues             $236,812  $221,975       7%      $722,655  $667,546      8%
Net Income (Loss)      14,455    10,565      37         48,741   (30,312)*   ---
Earnings (Loss)
 Per Share               0.54      0.40      35           1.83     (1.15)*   ---
Earnings (Loss)
 Per Share -
 Assuming Dilution       0.54      0.39      38           1.81     (1.14)*   ---

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


PUBLISHING

(In thousands)
                           Third Quarter Ended              Nine Months Ended
                     ----------------------------     --------------------------
                     Sept. 27,  Sept. 28,             Sept. 27,  Sept. 28,
                       1998       1997    Change        1998       1997   Change
                     --------   -------   -------     --------   -------  ------
Revenues             $125,298  $117,555       7%      $383,514  $354,257     8%
Operating Expenses    102,125    98,368       4        311,180   294,702     6
Operating Income       23,173    19,187      21         72,334    59,555    21
Depreciation &
   Amortization        10,086     9,615       5         30,083    28,496     6
Operating Cash Flow    33,259    28,802      15        102,417    88,051    16

Publishing revenues improved $7.7 million and $29.3 million (7% and 8%) for the quarter and nine month periods ended September 27, 1998, from the comparable 1997 periods. In the Company's metropolitan newspaper group, which includes its three largest daily newspapers, revenues rose $3 million and $13.5 million in the third quarter and first nine months of this year as a result of expanded linage (up 1.8% and 3.9%, respectively) and higher advertising rates (up 2.9% and 2.8%, respectively). These quarterly and year-to-date increases were principally the result of strong performances in classified advertising (led by the employment category) and retail advertising. The Company's current-year acquisitions, partially offset by the disposition of its Kentucky properties, generated revenue increases of $3.7 million and $11.2 million in the third quarter and first nine months of 1998. Additionally, the Company's other daily and weekly community newspapers contributed revenue increases of $.7 million and $3.9 million, primarily due to strong classified advertising revenues, in the current quarter and year-to-date periods.

Publishing operating expense increased $3.7 million and $16.5 million in the third quarter and first nine months of 1998, approximately two-thirds and one-half of which were related to acquisitions and dispositions. Excluding acquisitions and dispositions, the increases over the comparable year-ago periods were attributable to a combination of factors, including: a 5.1% and 11.4% rise in newsprint expense due to increased newsprint prices and increased current-year costs at Tampa associated with new niche products.

Operating income for Publishing rose $4 million and $12.8 million (both 21%) in the third quarter and first nine months of 1998 from the prior-year periods. The increases were principally due to the combination of robust advertising revenues and the acquisition of Bristol and Hickory, partially offset by increased newsprint expense.

BROADCAST TELEVISION

(In thousands)
                           Third Quarter Ended              Nine Months Ended
                     ----------------------------     --------------------------
                     Sept. 27,  Sept. 28,             Sept. 27,  Sept. 28,
                       1998       1997    Change        1998       1997   Change
                     --------   -------   -------     --------   -------   -----
Revenues             $ 39,096   $36,491       7%      $123,856  $113,460      9%
Operating Expenses     37,420    33,625      11        114,245   100,124     14
Operating Income        1,676     2,866     (42)         9,611    13,336    (28)
Depreciation &
   Amortization         7,156     5,922      21         22,045    17,678     25
Operating Cash Flow     8,832     8,788       1         31,656    31,014      2

Broadcast revenues increased $2.6 and $10.4 million (7% and 9%) in the third quarter and first nine months of 1998. These increases were due to strong political advertising revenues resulting from primaries for upcoming elections combined with local and national issue-oriented advertising, as well as solid local advertising revenues (led by the fast foods and automotive categories) in the year-to-date period of 1998. In addition, PCS, the Company's provider of equipment and studio design services, generated particularly strong revenues in both the current quarter and first nine months, reflecting increased sales to broadcast groups constructing and upgrading equipment and facilities.

Operating expenses in the Broadcast Segment increased $3.8 million and $14.1 million in the third quarter and first nine months of 1998. Programming costs were up 17% and 26%, respectively, and employee compensation and benefits expense rose 9% and 11%, respectively, for the quarter and first nine months of the year. The higher expense levels in 1998 were anticipated as steps were initiated in 1997 to invigorate the performance at the recently acquired stations. These steps included upgrading programming and equipment and fully staffing and competitively compensating personnel in conjunction with the repositioning and relaunching of these stations. May rating books indicated increased audience share at nine of the Company's fourteen stations, reflecting the positive results achieved from these efforts. Depreciation and amortization expense also rose $1.2 million and $4.4 million in the third quarter and first nine months of 1998.

Broadcast operating income decreased $1.2 million and $3.7 million in the third quarter and first nine months of 1998. The decline was principally attributable to increased expenditures at the recently acquired stations to enhance their performance and to position them to compete more effectively in their markets, which more than offset improved quarterly and year-to-date revenues.

CABLE TELEVISION

(In thousands)
                           Third Quarter Ended              Nine Months Ended
                     ----------------------------     --------------------------
                     Sept. 27,  Sept. 28,             Sept. 27,  Sept. 28,
                       1998       1997    Change        1998       1997   Change
                     --------   -------   -------     --------   -------  ------
Revenues             $ 39,640   $37,825       5%      $117,930  $115,145      2%
Operating Expenses     32,282    30,343       6         96,717    92,503      5
Operating Income        7,358     7,482      (2)        21,213    22,642     (6)
Depreciation &
   Amortization         6,164     6,179     ---         19,260    19,187     ---
Operating Cash Flow    13,522    13,661      (1)        40,473    41,829     (3)

In June 1998, the Company renewed its cable franchise agreement with Fairfax County for a 15-year term. As part of this agreement, the Company agreed not to raise subscriber rates for a period of one year. This rate increase moratorium affected the third quarter and, to a lesser extent, the year-to-date results of the Segment. The long-term benefits of this agreement override this short-term negative impact on the Company.

Revenues at the Company's Cable Television Segment rose $1.8 million and $2.8 million (5% and 2%) in the third quarter and first nine months of 1998. These increases were primarily attributable to the Company's Fairfax County, Virginia, cable system (Fairfax Cable), as a result of a 3% year-over-year increase in the number of subscribers (to approximately 240,000 at September 27, 1998), together with a combined average increase of 1% and 2% in basic and expanded subscriber rates for the quarter and year to date.

Cable operating expenses rose $1.9 million and $4.2 million during the third quarter and first nine months of 1998 from the comparable prior-year periods. These increases were primarily attributable to increases of $1.2 million and $3 million in programming costs for the third quarter and first nine months of the year, combined with the increased costs associated with the expansion of the subscriber base at Fairfax Cable.

Cable operating income declined $.1 million and $1.4 million in the third quarter and first nine months of 1998 from the year-earlier periods. These decreases reflected increased programming costs at Fairfax Cable due to higher contractual rates, partially offset by increased revenue as a result of Fairfax's growing subscriber base.

NEWSPRINT

(In thousands)
                           Third Quarter Ended              Nine Months Ended
                     ----------------------------     --------------------------
                     Sept. 27,  Sept. 28,             Sept. 27,  Sept. 28,
                       1998       1997    Change        1998       1997   Change
                     --------   -------   -------     --------   ------- -------
Revenues             $ 32,778   $30,104       9%      $ 97,355   $84,684     15%
Operating Expenses     31,032    31,158     ---         89,800    92,609     (3)
Operating Income
 (Loss)                 1,746    (1,054)    ---          7,555    (7,925)    ---
Depreciation &
   Amortization         1,707     1,647       4          5,200     4,969       5
Operating Cash Flow     3,453       593     ---         12,755    (2,956)    ---

Newsprint Segment revenues increased $2.7 million and $12.7 million (9% and 15%) in the third quarter and first nine months of 1998, reflecting the improved results of the Company's Garden State Paper (Garden State) newsprint mill, located in Garfield, New Jersey. These increases resulted from a rise of 3.3% and 8% in the average realized selling price per ton for the quarterly and year-to-date periods ended September 27, 1998, combined with a 5.1% and 6.7% increase in tons sold. Newsprint selling prices gradually increased throughout 1997 and remained essentially flat in 1998, such that the average realized price has risen from $481 per ton in the first nine months of 1997 to $520 per ton in the comparable period of 1998.

Newsprint Segment operating expense dropped $.1 million and $2.8 million in the quarterly and year-to-date periods of 1998 from the comparable 1997 amounts. These declines were principally the result of a $.6 million and $2.1 million decrease in chemical expense in the third quarter and first nine months of the year due to deinking process improvements, combined with a $.3 million and $1.2 million reduction in maintenance and repair expense, the result of cost cutting efforts in contracted maintenance. Additionally, energy costs declined $.3 million and $1.6 million in the quarterly and year-to-date periods due a shift to purchasing gas in the competitively-priced open market as well as, in the year to date, a mild winter. These decreases were partially offset by a $.9 million and $1.2 million rise in recovered newspaper (ONP) expense for the current quarter and year-to-date periods, due to both increased consumption and demand-driven price increases.

Newsprint operating income rose $2.8 million and $15.5 million, from losses of $1.1 million and $7.9 million in the third quarter and first nine months of 1997, to income of $1.7 million and $7.6 million in the comparable 1998 periods. The increases resulted primarily from a $16 and a $39 increase in average realized selling price per ton for the current quarter and year-to-date periods. In addition, improved production efficiency at Garden State and a mild 1998 winter also contributed to the overall operating profit improvement.


UNCONSOLIDATED AFFILIATES

The Company's investment income from unconsolidated affiliates decreased $1.8 million in the third quarter, but increased $.4 in the first nine months of 1998 from the comparable periods of 1997. The Company's share of such income from its Southeast Paper Manufacturing Company (SEPCO) newsprint affiliate decreased $.5 million from the third quarter of 1997 and increased $3.9 million from the first nine months of 1997. In the third quarter, SEPCO's revenues decreased 3.2% as a result of a 6% decrease in tons sold due to a planned shutdown for routine maintenance. The lower sales volume more than offset a 3% rise in the average realized selling price. SEPCO's revenues rose 5.3% in the first nine months of

1998 as a result of an 8.1% rise in the average realized selling price, which more than offset the effects of a 3.1% decrease in tons sold. Income earned from the Company's Denver Newspapers, Inc. (DNI), affiliate decreased $1.3 million and $3.5 million in the third quarter and first nine months of 1998 from the comparable periods of 1997. The third quarter decrease was due to higher circulation and advertising costs which exceeded increased circulation revenues. The year-to-date decline was attributable to a rise in newsprint costs, principally due to higher prices, which together with increased advertising and circulation costs, were only partially offset by strong advertising revenue growth.

INTEREST EXPENSE

Interest expense of $16.1 million and $49.9 million in the quarter and year to date represented a $.2 million decrease and a $.5 million increase from the third quarter and year-to-date periods of 1998 over the comparable year-earlier periods. The quarterly decrease was due to a slight drop in the Company's effective borrowing rate to 6.8%, partially offset by an increase from the comparable year-ago period of $20.5 million in average debt outstanding due principally to the Hickory acquisition. The year-to-date increase resulted from a slight rise over the equivalent year-earlier period in the Company's average effective borrowing rate to approximately 7%, partially offset by a $18 million decrease in average debt outstanding.


NON-OPERATING ITEMS

Other, net, increased $.8 million in the third quarter, but decreased $2.1 million in the first nine months of 1998 from the comparable periods of 1997. The quarterly increase was primarily related to an insurance recovery at Garden State Paper, while the year-to-date decrease resulted from a reduction in interest income combined with a loss incurred in anticipation of the October sale of certain commercial printing assets.

INCOME TAXES

The Company's effective tax rate was 36.6% and 36.5% in the third quarter and first nine months of 1998, down from 41.5% (excluding the extraordinary item) in the previous year's comparable periods. The decline was principally the result of a higher level of deferred tax credits on intangible assets and the favorable settlement of a state tax examination. Income tax expense rose $.8 million and $4.8 million from the third quarter and first nine months of last year due to pretax earnings increases.

NET INCOME (LOSS)

Net income for 1998's third quarter was $14.5 million ($0.54 per share, basic and assuming dilution) compared to $10.6 million in the equivalent prior-year period. Year-to-date 1998 net income was $48.7 million ($1.83 per share, or $1.81 per share - assuming dilution) compared to a $30.3 million loss in 1997, the result of a $63 million extraordinary charge, net of a tax benefit of $38.6 million, ($2.39 per share, or $2.37 per share - assuming dilution) related to the early redemption of Park's high coupon debt in February 1997. Excluding this extraordinary item, net income rose $16.1 million, 49% above the year-ago period. The strong rise in net income was due to a positive turnaround in Newsprint operating profits of $2.8 million and $15.5 million in the third quarter and first nine months of this year, coupled with an increase in Publishing operating profits of 21% for both periods. These improved performances more than offset declines in Broadcast and Cable Television operating income.

LIQUIDITY AND CAPITAL RESOURCES

Funds generated by operating activities during the first nine months of 1998 totaled $103 million, up $10.2 million from the comparable period of 1997. The increase was due to several factors, including a $16.1 million increase in net income (excluding the extraordinary item) combined with a $5 million distribution from SEPCO, partially offset by an increase in funds used for working capital. Funds generated from operating and financing activities, coupled with the proceeds from the sale of the Kentucky properties, supplied the $133 million used for the acquisition of Bristol and Hickory, the $35.1 million for capital expenditures and the $11.2 million used for the payment of dividends to stockholders.

Total debt outstanding at September 27, 1998, was $949.4 million, up $34.2 million from the year-ago level of $915.2 million, and up $49.3 million from $900.1 million at December 28, 1997. Both of these increases were attributable to the $133 million in borrowings related to the acquisition of Bristol and Hickory in 1998, combined with a $27 million estimated tax payment in the third quarter of this year. A substantial portion of these borrowings have already been repaid with funds generated from operations along with proceeds from the sale of the Company's Kentucky newspaper operations. The Company's unused credit lines available from its committed revolving credit facility were $330 million at September 27, 1998.

The Company has interest rate swaps totaling $800 million with maturities ranging from less than one year to six years. These swap agreements effectively convert variable rate debt to fixed rate debt at interest rates approximating 6.7% at September 27, 1998.

The Company anticipates that internally generated funds provided by operations during 1998, together with existing credit facilities, will be more than adequate to finance other possible acquisitions, projected capital expenditures, dividends to stockholders, and working capital needs.


YEAR 2000

The Company continues to address issues regarding the transition to the Year 2000 through a specially created task force comprised of corporate, divisional and operating unit personnel. The project has been divided into five phases:
1) identification/analysis, 2) plan development/scheduling, 3) remediation, 4) testing/integration, and 5) monitoring/continuous improvement. The Company has substantially completed the first two phases for both information systems and operating systems with embedded technology. All phases are expected to be completed by the third quarter of 1999.

Inherent in all phases is assessing the Year 2000 compliance of key suppliers and customers. The Company has initiated formal communications with these parties and most have indicated that there should be no disruption in their relationship with us. However, the Company cannot assure timely compliance of third parties and therefore could be adversely affected by failure of a significant third party to become Year 2000 compliant.

Amounts expended exclusively to ensure Year 2000 compliance continue to be funded by cash flow from operations and are not expected to have a material impact on the Company's financial position, results of operations, or cash flows. If the Company does not successfully complete significant portions of its Year 2000 project, its financial condition could be adversely impacted; the Company does not consider the possibility of such an occurrence to be reasonably likely. The Company believes that its initiatives and its existing business recovery plans are adequate to address reasonably likely Year 2000 issues; if unforeseen circumstances arise, the Company will attempt to develop contingency plans for these situations.


OUTLOOK

The Company anticipates that the fourth quarter will sustain the excellent year-over-year growth evident in the first three quarters. As has been the trend throughout the year, the Publishing Segment anticipates strong results due in large part to robust advertising revenues. The Newsprint Segment is expected to show year-over-year profit growth despite the leveling-off of newsprint selling prices. The repositioning efforts undertaken at the broadcast television stations, which recently resulted in generally stronger May audience ratings, are also expected to begin to demonstrate improved performance. Despite the prevailing air of uncertainty regarding the current world economy, the above-mentioned factors are expected to collectively produce higher year-over-year net income for the Company.

                            PART II. OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

(a)   Exhibits

      27.1 Financial Data Schedule for the period ended September 27, 1998.

      27.2 Restated Financial Data Schedule for the period ended September 28, 1997.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended September 27, 1998.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MEDIA GENERAL, INC.



DATE:    November 4, 1998                 /s/ J. Stewart Bryan III
                                          ------------------------------
                                          J. Stewart Bryan III, Chairman,
                                          President and
                                          Chief Executive Officer



DATE:    November 4, 1998                 /s/ Marshall N. Morton
                                          ------------------------------
                                          Marshall N. Morton
                                          Senior Vice President and Chief
                                          Financial Officer