Form 10-K
period 1998-12-27
MEDIA GENERAL INC
filed 1999-03-26
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE FISCAL YEAR ENDED DECEMBER 27, 1998

                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the transition period     to

                           Commission File No. 1-6383

                               MEDIA GENERAL, INC.
             (Exact name of registrant as specified in its charter)

             Commonwealth of Virginia                            54-0850433
          (State or other jurisdiction of                     (I.R.S. Employer
          incorporation or organization)                     Identification No.)

   333 East Franklin Street, Richmond, Virginia                     23219
     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code             (804) 649-6000

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

        The aggregate market value of voting stock held by nonaffiliates of the registrant, based upon the closing price of the Company's Class A Common Stock as reported on the American Stock Exchange, as of February 28, 1999, was approximately $1,158,000,000.

        The number of shares of Class A Common Stock outstanding on February 28, 1999, was 26,307,781. The number of shares of Class B Common Stock outstanding on February 28, 1999, was 556,574.

        Part I, Part II and Part IV incorporate information by reference from the Annual Report to Stockholders for the year ended December 27, 1998. Part III incorporates information by reference from the proxy statement for the Annual Meeting of Stockholders to be held on May 21, 1999.

                          INDEX TO MEDIA GENERAL, INC.

         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 27, 1998


Item No.                                                                               Page
-------                                                                                ----
                                     Part I

1.    Business
           General                                                                       1
           Publishing                                                                    2
           Broadcast Television                                                          2
           Cable Television                                                              5
           Newsprint                                                                     7
2.    Properties                                                                         7
3.    Legal Proceedings                                                                  8
4.    Submission of Matters to a Vote of Security Holders                                9
Executive Officers of Registrant                                                         9

                                     Part II

5.    Market for Registrant's Common Equity and Related Stockholder Matters              9
6.    Selected Financial Data                                                            9
7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operation                                                                  9
7A.   Quantitative and Qualitative Disclosures About Market Risk                        10
8.    Financial Statements and Supplementary Data                                       10
9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                                         10

                                    Part III

10.   Directors and Executive Officers of the Registrant                                10
11.   Executive Compensation                                                            10
12.   Security Ownership of Certain Beneficial Owners and Management                    10
13.   Certain Relationships and Related Transactions                                    10

                                     Part IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                   11

Schedule II                                                                             12
Index to Exhibits                                                                       13
Signatures                                                                              17


                                     PART I

ITEM 1. BUSINESS

                                     GENERAL

        Media General, Inc., is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, broadcast and cable television, recycled newsprint production and diversified information services. The Company employs approximately 8,900 people on a full or part-time basis. The Company's businesses are somewhat seasonal; the second and fourth quarters are typically stronger than the first and third quarters.

        As part of the Company's continuing commitment to a southeastern focus, it has completed a series of acquisitions, exchanges and divestitures over the past several years which have contributed to its strength in the Southeast. In January 1998 the Company acquired, for approximately $93 million, the assets of the Bristol Herald Courier, a daily newspaper in southwestern Virginia (circulation - 42,000 daily, 45,000 Sunday), and two affiliated weekly newspapers (circulation - 5,000 weekly). In July 1998 the Company acquired, for approximately $40 million, the assets of the Hickory Daily Record, a daily newspaper in northwestern North Carolina (circulation - 19,000 daily, 20,000 Sunday). Additionally, in June 1998, the Company completed the sale of its Kentucky newspaper properties for approximately $24 million.

        In January 1997, the Company acquired Park Acquisitions, Inc., parent of Park Communications, Inc. (Park), which included ten network affiliated television stations, 28 daily newspapers and 82 weekly newspapers. The total consideration approximated $715 million. In conjunction with this acquisition, and as intended, the Company sold certain of the former Park properties, most all of which were located outside of the Southeast, for approximately $147 million and purchased new properties for approximately $53 million. These purchases were the Potomac News (Woodbridge, Virginia; circulation - 22,000 daily, 24,000 Sunday) in February 1997, The Reidsville Review (Reidsville, North Carolina) and The Messenger (Madison, North Carolina) in April 1997. In August 1997 the Company exchanged WTVR-TV (Richmond, Virginia), a station acquired from Park, for three other stations, WSAV-TV (Savannah, Georgia), WJTV-TV (Jackson, Mississippi) and WHLT-TV (Hattiesburg, Mississippi), in order to comply with the Federal Communication Commission's requirement that WTVR-TV be divested within one year of its January 1997 purchase date.

        In August 1996 the Company acquired, for approximately $38 million, the Danville Register & Bee, a daily newspaper in Virginia.

                                INDUSTRY SEGMENTS

        The Company is engaged in four significant industry segments. For financial information related to these segments see pages 33 through 35 of the 1998 Annual Report to Stockholders, which are incorporated herein by reference. Additional information related to each of the Company's significant industry segments is included below.

PUBLISHING BUSINESS

        At December 27, 1998, the Company's wholly owned publishing operations included daily and Sunday newspapers in Virginia, Florida and North Carolina. For a listing of the Company's daily and Sunday newspapers by location, see the inside cover of the 1998 Annual Report to Stockholders, which is incorporated herein by reference. Combined daily circulation for the Virginia, Florida and North Carolina newspapers in 1998 was 389,000, 241,000 and 172,000, respectively; combined Sunday circulation for these newspapers was 433,000, 325,000 and 181,000, respectively. The Company also owns weekly newspapers, shoppers and other publications in Virginia, Florida and North Carolina, with weekly circulation of 28,000, 2,000 and 20,000, respectively; and it holds 40% of the common stock and all of the preferred stock of Denver Newspapers, Inc., the parent company of The Denver Post, a daily newspaper in Denver, Colorado. Additionally, the Company owns Media General Financial Services, Inc., which compiles and makes available both current and historical data on publicly traded companies to a broad spectrum of users, including many on-line financial data services, and also offers other specialized financial products.

        The newspaper publishing industry in the United States is comprised of hundreds of public and private companies ranging from large national and regional companies, publishing multiple newspapers across many states, to small privately held companies publishing one newspaper in one locality. Acquisitions and growth achieved by the Company over the past several years have placed the Company's newspaper circulation among the top twenty in the United States and situated the Company among the top fifteen publicly-held newspaper publishers in the country based on revenue. Moreover, the Company has achieved the number three position in circulation in its chosen southeastern area of focus, with its published product reaching nearly one million households across the Southeast every week. Additionally, the Company's on-line news, information and entertainment services are becoming increasingly important as they reach additional viewers and readers without geographic restriction.

        All of the Company's newspapers compete for circulation and advertising with other newspapers published nationally and in nearby cities and towns and for advertising with magazines, radio, broadcast and cable television, the internet and other promotional media. All of the newspapers compete for circulation principally on the basis of content, quality of service and price.

        The primary raw material used by the Company in its publishing operations is newsprint, which is purchased from various Canadian and United States sources, including Garden State Paper Company, Inc., a wholly owned subsidiary of the Company, and Southeast Paper Manufacturing Co., in which the Company owns a one-third equity interest. The publishing operations of the Company consumed approximately 137,000 tons of newsprint in 1998. Management of the Company believes that sources of supply under existing arrangements will be adequate in 1999.

BROADCAST TELEVISION BUSINESS

        The ownership, operation and sale of broadcast television stations, including those licensed to the Company, are subject to the jurisdiction of the Federal Communication Commission (FCC), which engages in extensive and changing regulation of the broadcasting industry under authority granted by the Communications Act of 1934 (Communications Act). The Communications Act requires broadcasters to serve the public interest. Among other things, the FCC assigns frequency bands for broadcasting; assigns and controls the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; assigns and controls changes in ownership or control of station licenses; regulates equipment used by stations;

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

        The Broadcast Television Division operates fourteen network-affiliated television stations in the southeastern United States. The following table sets forth certain information on each of these stations:



                                                                            Expiration       Expiration
                             National                                         Date of          Date of
     Station Location         Market         Station         Audience           FCC            Network
     and Affiliation         Rank (a)      Rank (a) *      % Share (a) *    License (b)       Agreement
     ----------------        --------      ----------      -------------    -----------      ----------

     WFLA-TV  NBC                14             2              13%            2/1/05           12/31/04
     Tampa, FL

     WIAT-TV  CBS                39             4               9%            4/1/05           12/31/04
     Birmingham, AL

     WJWB-TV  WB (c)             52             4               6%            2/1/05            1/12/02
     Jacksonville, FL

     WTVQ-TV  ABC                67             3               9%            8/1/05             1/1/06
     Lexington, KY

     WSLS-TV  NBC                68             3              11%           10/1/04            10/1/05
     Roanoke, VA

     WDEF-TV  CBS                87             3              14%            8/1/05           12/31/04
     Chattanooga, TN

     WJTV-TV  CBS                89             1              22%            6/1/05           12/31/04
     Jackson, MS

     WJHL-TV  CBS                92             2              17%            8/1/05           12/31/04
     Johnson City, TN



                                                                            Expiration       Expiration
                             National                                         Date of          Date of
     Station Location         Market         Station         Audience           FCC            Network
     and Affiliation         Rank (a)      Rank (a) *      % Share (a) *    License (b)       Agreement
     ----------------        --------      ----------      -------------   ------------      -----------

     WSAV-TV  NBC               100              2              11%          4/1/05            9/30/04
     Savannah, GA

     WNCT-TV  CBS               105              1              20%         12/1/04           12/31/04
     Greenville, NC

     WHOA-TV  ABC (d)           113              3               8%          4/1/05             1/3/07
     Montgomery, AL

     WCBD-TV  NBC               120              2              17%         12/1/04             1/1/05
     Charleston, SC

     WHLT-TV  CBS               167              2              11%          6/1/05            8/31/05
     Hattiesburg, MS

     KALB-TV  NBC               173              1              25%          6/1/05            10/1/05
     Alexandria, LA



(a) Source: November 1998 Nielsen Rating Books.
(b) Television broadcast licenses are granted for maximum terms of eight years and are subject to renewal upon application to the FCC.
(c) Formerly WJKS-TV; transferred network affiliation from ABC to Warner Brothers in February 1997.
(d) Sale pending.
*   Sign-On to Sign-Off.


        The primary source of revenues for the Company's television stations is the sale of time to national and local advertisers. Since each of the stations is network-affiliated, additional revenue is derived from the network programming carried by each.

        The Company's television stations are in competition for audience and advertising revenues with other television and radio stations and cable television systems as well as magazines, newspapers, the internet and other promotional media. A number of cable television systems which operate generally on a subscriber payment basis are in business in the Company's broadcasting markets and compete for audience by importing out-of-market television signals and by presenting cable network and other program services. The television stations compete for audience on the basis of program content and quality of reception, and for advertising revenues on the basis of price, share of market and performance.

        The television broadcast industry presently is planning for the transition from analog to digital (DTV) technology in accordance with a mandated conversion timetable established by the FCC. The FCC's timetable directs that stations affiliated with the top four networks in the eleventh to thirtieth largest markets begin DTV service by November 1, 1999. The Company's Tampa television station is included within this group and is on schedule to meet this timetable. The Company's other television stations must begin DTV service by May 1, 2002.

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

CABLE TELEVISION BUSINESS

        The Cable Television Division includes two cable systems in northern Virginia, Media General Cable of Fairfax County, Inc., and Media General Cable of Fredericksburg, Inc., a cable advertising agency, Mega Advertising, Inc., and an interest in a cable advertising interconnect business serving five cable systems in the Washington, D.C. area. The Fairfax system presently has a 120-channel capacity on dual coaxial cables which pass approximately 343,000 homes. The Fredericksburg system presently has a 60-channel capacity and passes approximately 22,000 homes.

        The Company has cable television franchises to operate its existing systems in the overwhelming majority of the territory of Fairfax County, Virginia, in certain cities and towns adjoining Fairfax County, in Fredericksburg and Spotsylvania County, Virginia, and a portion of Stafford County, Virginia. These jurisdictions have enacted extensive regulations governing cable television systems within their borders. Franchise renewal proceedings were completed in 1998 in Fairfax County and have been completed or substantially completed in the adjoining cities and towns, with new 15-year franchises in all jurisdictions. Renewal proceedings also are underway for the Company's Stafford County franchise. At December 27, 1998, the Company's cable television systems served approximately 258,000 subscribers.

        The Company's cable television systems are being upgraded over the next several years to hybrid fiber-coaxial cable networks (fiber backbone from head-ends to local nodes and coaxial cable from local nodes to the subscriber) to improve signal transmission and permit the introduction of non-video services. Associated costs are estimated to be $100 million.

        The Fairfax system began offering high speed data services (HSDS), including Internet access, in early 1999; the Fredericksburg system will introduce HSDS later in 1999. The Company also is studying other strategic planning initiatives for long-term implementation, including entry into commercial and residential telephone markets at its Fairfax system.

        The Company intends to introduce digital compression technology into both its cable systems, commencing in 1999 in Fredericksburg and in 2000 in Fairfax. Depending upon the final digital compression ratios used, this technology will permit eight or more digital channels to be compressed into the space now occupied by a single existing analog channel.

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

        The 1996 Telecom Act eliminates rate regulation after March 31, 1999, for all cable services except the "basic" tier, which is the service level that includes the local broadcast signals carried by a cable system. If effective competition by other video programming providers develops generally in a franchise area, cable rate regulation will end in that area, including the "basic" tier.

        The Company's cable television systems compete for viewers, on the basis of price, program selection and content and quality of reception, with programming offered by satellite and broadcast television providers (and with video rentals in the case of pay-per-view movies). Open video systems, which also offer television programming under a different regulatory framework authorized by the 1996 Telecom Act, provide another method of competition. In early 1998, a local telephone company affiliate was certificated by the FCC to operate a competitive open video system in a portion of the franchise area served by the Company's Fairfax system. The Company's HSDS services compete with incumbent telephone companies and other internet providers leasing telephone company or using similar transmission lines.

        Most of the revenues generated by the Company's cable television systems are derived from subscribers' payments for programming services; additional revenue is also derived from pay-per-view services and from advertising. The Company's cable television systems have substantially the same competition for advertising as its television stations, competing on the basis of price, program content and quality of reception.

        In November 1998, the Company filed a request for relief from a FCC rule concerning set-top converter devices. Without the requested relief, approximately 17% of such converters presently in service at the Company's Fairfax system would have to be replaced by the end of 1999 at an estimated cost of approximately $9.2 million; the Company would expect to recover this amount over time through increased subscriber billings.

        Reference should be made to the Communications Act, the 1996 Telecom Act and the FCC's rules, public notices and rulings for further information concerning the nature and extent of federal regulation of cable television systems.

        The following table sets forth certain information with respect to the Company's largest cable operation:

Media General Cable of Fairfax
------------------------------

                                                           1998            1997               1996
                                                           ----            ----               ----
Subscribers                                              241,570         235,551            227,717
Penetration                                                 70.5%           70.2%              69.4%
Monthly revenue per home passed                           $33.98          $33.79             $32.87
Monthly average revenue per subscriber                    $48.37          $48.64             $47.54


NEWSPRINT PAPER MANUFACTURING BUSINESS

        Media General's newsprint operations consist of the Garden State Paper Company, a wholly owned newsprint mill in Garfield, New Jersey, with an annual capacity of 242,000 short tons, and a one-third interest in Southeast Paper Manufacturing Company (SEPCO) in Dublin, Georgia, with an annual capacity of 535,000 short tons. Both facilities use Media General's proprietary de-inking technology to produce 100 percent recycled, high quality newsprint from recovered old newspapers (ONP). Media General's share of the combined total capacity of these facilities is approximately 420,000 short tons, making Media General the nation's leading producer of 100 percent recycled newsprint. The Company also earns licensing fees pursuant to a contract with SEPCO, in addition to its share of operating results.

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

        In the past decade, environmentally driven legislation, as well as both the newspaper and newsprint industries, have encouraged the use of recycled paper. Consequently, newspaper recycling rates rose steadily and increased supply led to a gradual decline in ONP prices throughout all of 1996 and into 1997, with prices beginning to stabilize towards the close of 1997. 1998 showed moderate increases in ONP prices as demand rose due to increased competition within the industry. Media General's strategically located and cost-effective newsprint recycling facilities have helped assure the Company of adequate supplies of ONP.

        The newsprint business has historically been a cyclical industry. In 1994, newsprint demand was on the rise, producing higher selling prices as most mills reached 96-97 percent of operating capacity. The trend upward continued through 1995, enabling Media General's newsprint operations to implement four price increases during that year. Prices peaked in early 1996 and then declined throughout the remainder of the year. However, prices began a gradual and steady ascent in 1997 and leveled out during 1998, reflecting the cyclical nature of newsprint prices inherent to the industry.


ITEM 2. PROPERTIES

        The headquarters of Media General, Inc., and its Richmond Newspapers, Inc., subsidiary are located in downtown Richmond, Virginia, in four adjacent buildings. In the second quarter of 1998, the Company occupied the new corporate headquarters building which it now leases. The Company will lease a new headquarters facility for Richmond Newspapers, currently under construction by a third party, on adjacent land beginning in early 2000. The Richmond newspaper is printed at a production and distribution facility located on an 86 acre site in Hanover County, Virginia, near Richmond. The Company owns nine other daily newspapers in Virginia, all of which are printed in or around their respective cities at production and distribution facilities situated on parcels of land ranging from one-half acre to six acres. The Tampa, Florida, newspaper is located in a single unit production plant and office building located on a six acre tract in that city. The headquarters of the Company's Brooksville and Sebring, Florida, daily newspapers are located on leased property in their respective cities; however, these newspapers are printed at the Tampa production facility. The Winston-Salem newspaper is headquartered in one building in downtown Winston-Salem. Its newspapers are printed at a production and distribution facility located on a nearby 12 acre site. The remaining seven daily newspapers in North Carolina are printed at production and distribution facilities on sites which range from one-half acre to seven acres, all located in or around their respective cities. Substantially all of the newspaper production equipment, land and buildings, are owned by the Company.

        Before the close of 1999, the Company's station, WFLA-TV in Tampa, Florida, is expected to occupy its new headquarters and studio building, which is currently being constructed by a third party and will be leased by the Company. This building, which adjoins The Tampa Tribune, will provide the television station with the ability to broadcast digital signal as well as provide a new and expanded newsroom for the Tampa newspaper.

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

        Media General Cable of Fairfax County, Inc., a subsidiary of the Company, has its headquarters located in one building owned by the Company in Chantilly, Virginia, and two signal retransmission centers which are located in Fairfax County, Virginia, one on property owned by the Company and one on leased property. In addition, Fairfax Cable leases a facility for its service maintenance operations and fleet in Springfield, Virginia. The cable system includes a home subscriber network and a separate institutional network.

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

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEMS 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT



NAME                        AGE     POSITION AND OFFICE                          YEAR FIRST TOOK OFFICE*

J. Stewart Bryan III        60      Chairman, President, Chief Executive Officer         1990

Marshall N. Morton          53      Senior Vice President, Chief Financial Officer       1989

H. Graham Woodlief, Jr.     54      Vice President, President of Publishing Division     1989

Stephen Y. Dickinson        53      Controller                                           1989

George L. Mahoney           46      General Counsel, Secretary                           1993

Stephen R. Zacharias        49      Treasurer                                            1989


--------------------------

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Reference is made to page 49 of the 1998 Annual Report to Stockholders, which is incorporated herein by reference, for information required by this item.

ITEM 6. SELECTED FINANCIAL DATA

        Reference is made to pages 50 and 51 of the 1998 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Reference is made to pages 43 through 48 of the 1998 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Reference is made to page 47 of the 1998 Annual Report to Stockholders, which is incorporated herein by reference, for information required by this item.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Consolidated financial statements of the Company as of December 27, 1998, and December 28, 1997, and for each of the three fiscal years in the period ended December 27, 1998, and the report of independent auditors thereon, as well as the Company's unaudited quarterly financial data for the fiscal years ended December 27, 1998, and December 28, 1997, are incorporated herein by reference from the 1998 Annual Report to Stockholders pages 25 through 42 and page 49.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None
                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 21, 1999, except as to certain information regarding executive officers included in Part I.

ITEM 11.       EXECUTIVE COMPENSATION

        Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 21, 1999.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 21, 1999.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 21, 1999.

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

    (b) Reports on Form 8-K
        None

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES - ITEM 14(A)

                                                                                         ANNUAL REPORT TO
                                                                            FORM 10-K      STOCKHOLDERS
             MEDIA GENERAL, INC.                                            ---------     --------------
                (REGISTRANT)


Report of independent auditors                                                                  42
Consolidated statements of operations for the fiscal years ended
     December 27, 1998, December 28, 1997, and December 29, 1996                                25
Consolidated balance sheets at December 27, 1998, and
     December 28, 1997                                                                          26-27
Consolidated statements of stockholders' equity for the fiscal years ended December 27, 1998, December 28, 1997,
     and December 29, 1996                                                                      28
Consolidated statements of cash flows for the fiscal years ended
     December 27, 1998, December 28, 1997, and December 27, 1996                                29
Notes to consolidated financial statements                                                      30-41
Schedule:
     II - Valuation and qualifying accounts and reserves for the fiscal years ended December 27, 1998, December 28, 1997, and
              December 29, 1996                                                 12



Schedules other than Schedule II, listed above, are omitted since they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

The consolidated financial statements of Media General, Inc., listed in the above index which are included in the Annual Report to Stockholders of Media General, Inc., for the fiscal year ended December 27, 1998, are incorporated herein by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Parts I, II and IV, the 1998 Annual Report to Stockholders is not deemed filed as part of this report.

                      MEDIA GENERAL, INC., AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
 FISCAL YEARS ENDED DECEMBER 27, 1998, DECEMBER 28, 1997, AND DECEMBER 29, 1996



                                          BALANCE AT          ADDITIONS                                               BALANCE
                                           BEGINNING         CHARGED TO         DEDUCTIONS                             AT END
                                           OF PERIOD         EXPENSE-NET            NET          TRANSFERS           OF PERIOD
                                          ----------         -----------        ----------       ---------           ---------

1998
  Allowance for doubtful accounts       $    6,653,367     $   6,727,114    $   5,059,996      $   112,815 (a)    $   8,433,300
  Reserve for warranties                     3,523,324               ---          383,390              ---            3,139,934
                                        --------------     -------------    -------------      -----------        -------------
                                            10,176,691     $   6,727,114    $   5,443,386      $   112,815        $  11,573,234
                                        ==============     =============    =============      ===========        =============

1997
  Allowance for doubtful accounts       $    5,270,765     $   5,716,864    $   6,122,261      $ 1,787,999 (a)    $   6,653,367
  Reserve for warranties                     4,146,005               ---          622,681              ---            3,523,324
                                        --------------     -------------    -------------      -----------        -------------
      Totals                            $    9,416,770     $   5,716,864    $   6,744,942      $ 1,787,999        $  10,176,691
                                        ==============     =============    =============      ===========        =============

1996
  Allowance for doubtful accounts       $    4,529,960     $   5,195,767    $   4,546,572      $    91,610 (a)    $   5,270,765
  Reserve for warranties                     3,040,833         1,700,000          594,828              ---            4,146,005
                                        --------------     -------------    -------------      -----------        -------------
      Totals                            $    7,570,793     $   6,895,767    $   5,141,400      $    91,610        $   9,416,770
                                        ==============     =============    =============      ===========        =============



(a)     Amount associated with net acquisitions of properties.

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

    10.15 Media General, Inc., Deferred Compensation Plan, amended and restated as of January 1, 1999, incorporated by reference to
               Exhibit 4.3 of Registration Statement 333-69527.

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

    10.26 Amendments, dated May 17, 1993, to television affiliations agreement, between WFLA-TV and National Broadcasting Company, Inc., dated March 22, 1989, incorporated by reference to Exhibit
               10.47 of Form 10-K for the fiscal year ended December 26, 1993.

    10.27 Franchise Agreements, dated June 1, 1998, between Fairfax County, Virginia, and Media General Cable of Fairfax County, Inc., incorporated by reference to Exhibit 10.1 of Form 10-Q for the period ended June 28, 1998.

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

    10.30 Credit Agreement, dated December 4, 1996, among Media General, Inc., and various lenders.

    13 Media General, Inc., Annual Report to Stockholders for the fiscal year ended December 27, 1998.

    21         List of subsidiaries of the registrant.

    23         Consent of Ernst & Young LLP, independent auditors.

    27         1998 Financial Data Schedule.

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

                                      MEDIA GENERAL, INC.

Date:   March 24, 1999

                                      /s/ J. Stewart Bryan III
                                      ------------------------------------------
                                      J. Stewart Bryan III, CHAIRMAN, PRESIDENT
                                                     AND CHIEF EXECUTIVE OFFICER

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



           SIGNATURE                          TITLE                                  DATE


/s/ Marshall N. Morton              Senior Vice President and                   March 24, 1999
-----------------------------       Chief Financial Officer and Director
 Marshall N. Morton

/s/ Stephen Y. Dickinson            Controller                                  March 24, 1999
-----------------------------
 Stephen Y. Dickinson

/s/ Robert P. Black                 Director                                    March 24, 1999
-----------------------------
 Robert P. Black

/s/ Charles A. Davis                Director                                    March 24, 1999
-----------------------------
 Charles A. Davis

/s/ Robert V. Hatcher, Jr.          Director                                    March 24, 1999
-----------------------------
 Robert V. Hatcher, Jr.

/s/ John G. Medlin, Jr.             Director                                    March 24, 1999
-----------------------------
 John G. Medlin, Jr.

/s/ Roger H. Mudd                   Director                                    March 24, 1999
-----------------------------
Roger H. Mudd

/s/ Wyndham Robertson               Director                                    March 24, 1999
-----------------------------
 Wyndham Robertson

/s/ Henry L. Valentine, II          Director                                    March 24, 1999
-----------------------------
 Henry L. Valentine, II