Form 10-Q
period 1999-03-28
MEDIA GENERAL INC
filed 1999-05-11
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to __________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 2, 1999.

                        Class A Common shares: 26,351,205
                        Class B Common shares:    556,574

                               MEDIA GENERAL, INC.
                                TABLE OF CONTENTS
                                FORM 10-Q REPORT
                                 MARCH 28, 1999

                                                                                            Page
                                                                                            ----
Part I.  Financial Information

      Item 1.   Financial Statements

                  Consolidated Condensed Balance Sheets - March 28, 1999,
                  and December 27, 1998                                                        1

                  Consolidated Condensed Statements of Operations - Three months
                  ended March 28, 1999, and March 29, 1998                                     3

                  Consolidated Condensed Statements of Cash Flows - Three
                  months ended March 28, 1999, and March 29, 1998                              4

                  Notes to Consolidated Condensed Financial Statements                         5

      Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                      8

Part II. Other Information

      Item 6.   Exhibits and Reports on Form 8-K                                              14

                  (a)   Exhibits

                  (b)   Reports on Form 8-K

Signatures                                                                                    15

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements


                               MEDIA GENERAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              (000's except shares)

                                                            (Unaudited)
                                                             March 28,           December 27,
                                                               1999                  1998
                                                            -----------          ------------
ASSETS

Current assets:
    Cash and cash equivalents                             $        5,757        $        7,637
    Accounts receivable - net                                    100,244               110,067
    Inventories                                                   21,713                20,341
    Other                                                         28,304                38,181
                                                          --------------        --------------
        Total current assets                                     156,018               176,226
                                                          --------------        --------------

Investments in unconsolidated affiliates                         149,658               146,702

Other assets                                                      53,370                45,818

Property, plant and equipment - net                              494,566               496,797

Excess of cost over fair value of net identifiable assets
    of acquired businesses - net                                 647,007               651,391

FCC licenses and other intangibles - net                         396,248               400,412
                                                          --------------        --------------

                                                          $    1,896,867        $    1,917,346
                                                          ==============        ==============


                             See accompanying notes.




                               MEDIA GENERAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              (000's except shares)

                                                            (Unaudited)
                                                             March 28,           December 27,
                                                               1999                  1998
                                                           --------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                      $       31,586        $       41,050
    Accrued expenses and other liabilities                       105,503               106,047
    Income taxes payable                                           3,363                   ---
                                                          --------------        --------------
        Total current liabilities                                140,452               147,097
                                                          --------------        --------------

Long-term debt                                                   911,023               928,101

Deferred income taxes                                            243,424               244,968

Other liabilities and deferred credits                           119,875               119,831

Stockholders' equity:
    Preferred stock ($5 cumulative convertible),
        par value $5 per share:
           Authorized 5,000,000 shares;
               none outstanding
    Common stock, par value $5 per share:
        Class A, authorized 75,000,000 shares; issued
           26,318,493 and 26,214,721 shares                      131,592               131,074
        Class B, authorized 600,000 shares; issued
           556,574 shares                                          2,783                 2,783
    Additional paid-in capital                                    22,748                18,694
    Unearned compensation                                         (4,123)               (1,050)
    Retained earnings                                            329,093               325,848
                                                          --------------        --------------
        Total stockholders' equity                               482,093               477,349
                                                          --------------        --------------

                                                          $    1,896,867        $    1,917,346
                                                          ==============        ==============



                             See accompanying notes.



                               MEDIA GENERAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (000's except for per share data)

                                                                 Three Months Ended
                                                             March 28,             March 29,
                                                               1999                  1998
                                                          --------------        --------------
Revenues                                                  $      191,811        $      196,034
                                                          --------------        --------------

Operating costs:
    Production costs                                              96,416                98,239
    Selling, distribution and administrative                      53,419                52,789
    Depreciation and amortization                                 20,090                19,560
                                                          --------------        --------------
        Total operating costs                                    169,925               170,588
                                                          --------------        --------------

Operating income                                                  21,886                25,446
                                                          --------------        --------------

Other income (expense):
    Interest expense                                             (15,355)              (16,232)
    Investment income - unconsolidated affiliates                  5,022                 5,918
    Other, net                                                       305                  (517)
                                                          --------------        --------------

        Total other income expense                               (10,028)              (10,831)
                                                          --------------        --------------

Income from continuing operations before
    income taxes                                                  11,858                14,615

Income taxes                                                       4,950                 5,692
                                                          --------------        --------------

Income from continuing operations                                  6,908                 8,923

Income from discontinued Cable operations, net
    of income taxes -- Note 2                                      4,398                 3,822
                                                          --------------        --------------

Net income                                                $       11,306        $       12,745
                                                          ==============        ==============



Earnings per common share:
    Income from continuing operations                     $         0.26        $         0.34
    Income from discontinued Cable operations                       0.16                  0.14
                                                          --------------        --------------
Net income                                                $         0.42        $         0.48
                                                          ==============        ==============
Earnings per common share and equivalent -
    assuming dilution:
    Income from continuing operations                     $         0.26        $         0.33
    Income from discontinued Cable operations                       0.16                  0.14
                                                          --------------        --------------
Net income                                                $         0.42        $         0.47
                                                          ==============        ==============

Dividends paid per common share                           $         0.15        $         0.14
                                                          ==============        ==============



                             See accompanying notes.



                               MEDIA GENERAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                  (000's)

                                                                  Three Months Ended
                                                          ------------------------------------
                                                             March 28,             March 29,
                                                               1999                  1998
                                                          ------------------------------------
Operating activities:

Net income                                                $       11,306        $       12,745

Adjustments to reconcile net income:
    Depreciation and amortization                                 26,226                26,283
    Deferred income taxes                                           (819)               (1,668)
    Investment income -- unconsolidated affiliates,
        net of distributions                                      (1,989)                1,782
    Change in assets and liabilities:
        Accounts receivable and inventories                        7,681                15,217
        Other                                                     (5,651)               (4,832)
                                                          --------------        --------------

Net cash provided by operating activities                         36,754                49,527
                                                          --------------        --------------

Investing activities:
    Capital expenditures                                         (15,477)              (10,619)
    Purchase of businesses                                           ---               (92,613)
    Other, net                                                    (2,723)                1,153
                                                          --------------        --------------
Net cash used by investing activities                            (18,200)             (102,079)
                                                          --------------        --------------

Financing activities:
    Increase in debt                                              91,000               184,000
    Payment of debt                                             (108,231)             (127,071)
    Dividends paid                                                (4,030)               (3,736)
    Other, net                                                       827                 1,549
                                                          --------------        --------------

Net cash (used) provided by financing activities                 (20,434)               54,742
                                                          --------------        --------------

Net (decrease) increase in cash and cash equivalents              (1,880)                2,190
Cash and cash equivalents at beginning of year                     7,637                 3,504
                                                          --------------        --------------

Cash and cash equivalents at end of period                $        5,757        $        5,694
                                                          ==============        ==============

Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest (net of amount capitalized)                  $       14,989        $       16,344
    Income taxes                                          $          334        $        6,096

                             See accompanying notes.

                               MEDIA GENERAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 27, 1998.

            In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included. Certain items in 1998 have been reclassified to conform with the current year's presentation. The reclassifications have no effect on net income as previously reported. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

         2. On April 22, 1999, the Company agreed to sell all of its cable operations to Cox Communications, Inc., for approximately $1.4 billion in cash. The transaction, which is subject to various municipal and regulatory approvals, is expected to close later in 1999 and will result in a substantial gain for the Company. The results of the Cable Segment have been presented as discontinued operations in the accompanying consolidated condensed statements of operations as follows:


        (in thousands)                             March 28, 1999        March 29, 1998
                                                   --------------        --------------
        Revenues                                         $40,388               $38,647
        Costs and expenses                                33,325                32,538
                                                         -------               -------
        Income before income taxes                         7,063                 6,109
        Income taxes                                       2,665                 2,287
                                                         -------               -------
        Income from discontinued Cable operations        $ 4,398               $ 3,822
                                                         =======               =======

            At March 28, 1999, the accompanying consolidated condensed balance sheet included the following approximate amounts related to the Cable operations: current assets of $15 million, noncurrent assets of $105 million, current liabilities of $25 million, and noncurrent liabilities of $25 million.

            The Company is considering its options for the use of the proceeds from the sale. However, income from continuing operations reflected in the accompanying consolidated condensed statements of operations does not include any proforma adjustments or other allocations to reflect the potential use of the proceeds to repay debt, repurchase shares, or acquire new broadcast television or publishing properties and, as such, are not fully indicative of the ongoing operations of the Company.

         3. On July 1, 1998, the Company acquired, for approximately $40 million, the assets of the Hickory Daily Record, a daily newspaper in northwestern North Carolina. The transaction was accounted for as a purchase and the Company's results of operations include the results of Hickory since the date of acquisition. Purchase price has been allocated to the assets acquired based on preliminary appraisal of estimated fair values. Such estimated values may change as the appraisal is finalized and more facts become known. On June 2, 1998, the Company completed the sale of its Kentucky newspaper properties for approximately $24 million. Additionally, the Company sold certain commercial printing assets in October 1998.

        4. Inventories are principally raw materials.

        5. The following table sets forth the Company's financial performance by segment:


                                                        Broadcast
(in thousands)                         Publishing       Television          Newsprint       Total
---------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 28, 1999
Consolidated revenues *               $  127,903       $   37,061          $   26,847    $  191,811
                                      =============================================================
Segment operating cash flow           $   39,447       $    8,715          $      769    $   48,931
Allocated amounts:
  Equity in net income (loss) of
    unconsolidated affiliates               (514)                               3,950         3,436
  License fees from unconsolidated
    affiliate                                                                     254           254
  Depreciation and amortization           (6,329)          (2,704)             (1,876)      (10,909)
                                      -------------------------------------------------------------
    Segment profit                    $   32,604       $    6,011          $    3,097        41,712
                                      =================================================
Unallocated amounts:
  Interest expense                                                                          (15,355)
  Acquisition intangible amortization                                                        (8,484)
  Corporate expenses                                                                         (6,800)
  Other                                                                                         785
                                                                                          ---------
    Consolidated income from continuing operations before income taxes                    $  11,858
                                                                                          =========

---------------------------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 29, 1998
Consolidated revenues *               $  125,792       $   37,527          $   32,715     $ 196,034
                                      =============================================================

Segment operating cash flow           $   36,072       $    9,564          $    5,460     $  51,096
Allocated amounts:
  Equity in net income of
    unconsolidated affiliates                616                                3,768         4,384
  License fees from unconsolidated
    affiliate                                                                     268           268
  Depreciation and amortization           (6,156)          (2,619)             (1,704)      (10,479)
                                      -------------------------------------------------------------
    Segment profit                    $   30,532       $    6,945          $    7,792        45,269
                                      =================================================

Unallocated amounts:
  Interest expense                                                                          (16,232)
  Acquisition intangible amortization                                                        (8,757)
  Corporate expenses                                                                         (5,380)
  Other                                                                                        (285)
                                                                                          ---------
    Consolidated income from continuing operations before income taxes                    $  14,615
===================================================================================================

* Intercompany revenues are less than 1% of consolidated revenues and have been eliminated.


           Cable Segment results have not been presented in the tables above as they are reflected as income from discontinued operations in the consolidated condensed statements of operations.

        6. The following table sets forth the computation of basic and diluted earnings per share from continuing operations:


                                                Quarter Ended March 28, 1999                     Quarter Ended March 29, 1998
                                          ----------------------------------------       -------------------------------------------
                                            Income         Shares       Per Share          Income          Shares       Per Share
                                          (Numerator)   (Denominator)     Amount         (Numerator)    (Denominator)    Amount
                                          ----------------------------------------       -------------------------------------------
(in thousands, except per share amounts)

BASIC EPS
Income from continuing operations
  available to common stockholders        $  6,908          26,646     $    0.26         $   8,923         26,503        $    0.34
                                                                       =========                                         =========

EFFECT OF DILUTIVE SECURITIES
Stock options                                                  265                                            262
Restricted stock and other                     (10)            111                              (5)            79
                                          ------------------------                       ------------------------

DILUTED EPS
Income from continuing operations
  available to common stockholders
  + assumed conversions                   $  6,898          27,022     $    0.26         $   8,918         26,844        $    0.33
                                          ======================================       ===========================================

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

ACQUISITIONS AND DISPOSITIONS

In April 1999, the Company announced an agreement to sell its Cable operations, located primarily in Fairfax County and Fredericksburg, Virginia, to Cox Communications, Inc. The transaction is valued at approximately $1.4 billion and is expected to close later this year. See Note 2 of this Form 10-Q for further details about the Cable disposition. See Note 3 of this Form 10-Q for information about 1998 acquisitions and dispositions which affect Segment comparability.

CONSOLIDATED OPERATING RESULTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             First Quarter Ended
                                             ---------------------------------------------------
                                               March 28,           March 29,
                                                 1999                1998              Change
                                             -----------         -----------         -----------
Revenues                                     $  191,811          $   196,034             (2) %
Operating Income                                 21,886               25,446            (14)
Income from Continuing Operations                 6,908                8,923            (23)
Income from Discontinued Cable Operations         4,398                3,822             15
Net Income                                       11,306               12,745            (11)
Earnings Per Share                                 0.42                 0.48            (13)
Earnings Per Share - Assuming Dilution             0.42                 0.47            (11)

The results of the Cable Segment have been presented as discontinued operations in the accompanying consolidated condensed statements of operations. However, these statements do not include any proforma adjustments or other allocations to reflect the potential use of the proceeds to repay debt, repurchase shares, or acquire new broadcast television or publishing properties and, as such, are not fully indicative of the ongoing operations of the Company.

SEGMENT OPERATING RESULTS

Each segment's operating results include segment operating cash flow information in addition to revenues, operating expense and operating income. The segment operating cash flow amounts presented represent operating income plus depreciation and amortization. The Company believes the presentation of operating cash flow amounts is important for several reasons. First, fluctuations in depreciation and amortization from year to year are not necessarily indicative of the underlying performance of a company. Second, the year-over-year change in operating cash flow can be a useful measure of performance and presents a meaningful indicator of results that may occur in future periods. Finally, acquisition values of communications and media businesses are often based on multiples of operating cash flow.

Operating income, in the tables that follow, differs from segment profit, as presented in Note 5 of this Form 10-Q, because segment profit includes investment income from unconsolidated affiliates.

PUBLISHING
(IN THOUSANDS)


                                                            First Quarter Ended
                                             ---------------------------------------------------
                                               March 28,           March 29,
                                                 1999                1998              Change
                                             -----------         -----------         -----------
Revenues                                     $  127,903          $   125,792               2 %
Operating Expense                                94,785               95,876              (1)
Operating Income                                 33,118               29,916              11
Depreciation & Amortization                       6,329                6,156               3
Segment Operating Cash Flow                      39,447               36,072               9

The preceding chart contains the operating results of the Publishing Segment, including acquisitions and dispositions. In the first quarter of 1999, Publishing Segment revenues decreased $1.7 million while operating income increased $.6 million from the prior-year quarter as a result of net acquisitions and dispositions completed after the first quarter of 1998.

Excluding acquisitions and dispositions, Publishing revenues increased $3.8 million in the first quarter of 1999 from the comparable 1998 period. At the Company's three largest metropolitan newspapers, revenues rose $2.5 million due to increases in average advertising rates and in linage, up 2.6% and 1%, respectively. This first quarter advertising increase was principally the result of a $1.3 million rise in general advertising (led by the telecommunications category), along with solid contributions from retail and classified advertising. Additionally, the Company's daily and weekly community newspaper revenues increased $1.2 million over last year's first quarter, primarily on the strength of classified revenues (driven by the automotive and employment categories).

Publishing operating expense, excluding acquisitions and dispositions, increased $1.2 million in the first quarter of 1999. This increase was more than fully accounted for by a $2.1 million increase in employee compensation and benefit expense over the comparable prior-year quarter, which was partially offset by a $.9 million decrease in newsprint expense, down due to lower cost per ton.

Excluding acquisitions and dispositions, operating income for the Publishing Segment rose $2.6 million in the first quarter of 1999 from the prior-year period. The improved operating results were due to robust advertising revenues and a decline in newsprint expense, which were more than sufficient to offset increased employee compensation and benefit expense.

Investment income earned from the Company's Denver Newspapers, Inc. (DNI), affiliate decreased from income of $616 thousand to a loss of $514 thousand in the first quarter of 1999 from the prior-year equivalent quarter. This reduced income was primarily attributable to increased circulation and newsprint expense, which was only partially offset by the rise in circulation revenues, all the result of circulation gains in the intensely competitive Colorado market.

BROADCAST TELEVISION
(IN THOUSANDS)


                                                              First Quarter Ended
                                             ---------------------------------------------------
                                               March 28,           March 29,
                                                 1999                1998              Change
                                             -----------         -----------         -----------
Revenues                                     $   37,061          $    37,527             (1) %
Operating Expense                                31,050               30,582              2
Operating Income                                  6,011                6,945            (13)
Depreciation & Amortization                       2,704                2,619              3
Segment Operating Cash Flow                       8,715                9,564             (9)


Broadcast revenues declined $.4 million in the first quarter of 1999. This modest decrease was attributable to weak national advertising revenues, most pronounced at the Company's largest station, WFLA-TV (NBC) in Tampa, Florida, combined to a lesser degree with decreased political advertising revenues due to the absence of congressional and presidential elections this year. Together, these weak results more than offset a solid contribution from local advertising revenues, led by the telecommunications and department store categories. The Segment's falling national and political advertising revenues reflect the decreased time sales which have resonated throughout the broadcast industry; however, the Segment's overall time sales are well ahead of those posted by the industry as a whole.

Operating expense in the Broadcast Segment increased $.5 million in the first three months of 1999. Programming costs and employee compensation and benefit expense increased 16% and 5%, respectively. These increases were reflective of improved program offerings and enhanced benefits provided by the Company's new benefits program. They were only partially offset by the absence of certain 1998 expenses related to the repositioning and relaunching efforts at several stations.

Broadcast operating income decreased $.9 million in the first quarter of 1998. The drop was attributable to weak national advertising revenues and higher programming expense (as the Company enhances its program offerings), as well as increased employee compensation and benefit expense.

NEWSPRINT
(IN THOUSANDS)


                                                              First Quarter Ended
                                             ---------------------------------------------------
                                               March 28,           March 29,
                                                 1999                1998              Change
                                             -----------         -----------         -----------
Revenues                                     $   26,847          $    32,715            (18) %
Operating Expense                                27,954               28,959             (3)
Operating Income (Loss)                          (1,107)               3,756            ---
Depreciation & Amortization                       1,876                1,704             10
Segment Operating Cash Flow                         769                5,460            (86)

Newsprint Segment revenues decreased $5.9 million in the first quarter of 1999, reflecting the results of the Company's Garden State Paper (Garden State) newsprint mill, located in Garfield, New Jersey. This decline resulted from a 6% decrease in the average realized selling price per ton, combined with a 14% decline in tons sold. Newsprint selling prices decreased steadily over the first quarter of 1999, with average realized newsprint selling prices falling from $528 per ton in December of 1998 to $470 per ton in March of 1999, due primarily to an excess supply from overseas.

Despite the large decline in tons sold, Newsprint Segment operating expense only dropped $1 million in 1999 from the comparable 1998 amount. A decrease in tons produced, due in part to early year production difficulties, and a 13% rise in the cost of Garden State's principal raw material, recovered newspapers, resulted in a $42 cost per ton increase.

Newsprint operating income declined $4.9 million, from a profit of $3.8 million in 1998 to a loss of $1.1 million in 1999's first quarter. The decrease resulted primarily from a $30 erosion in average realized selling price per ton as compared to the year-ago quarter.

The Company's investment income from its Southeast Paper Manufacturing Company (SEPCO) newsprint affiliate increased modestly to $4 million in the first three months of 1999 over the comparable year-ago period. SEPCO's revenues remained essentially flat as a 5.3% rise in tons sold was basically offset by a 4.5% decrease in the average realized selling price while operating expenses remained level.

INTEREST EXPENSE

Interest expense of $15.4 million represented a $.9 million decrease in the first quarter of 1999 from the comparable year-earlier period. The decrease was due to a $52 million decline in average debt outstanding, as the Company used funds generated from operations to reduce its outstanding debt. The Company's average effective borrowing rate remained just under 7% in both the first quarter of 1999 and 1998.

The Company has interest rate swaps totaling $725 million with maturities ranging from less than one year to five years. These swap agreements effectively convert most of the Company's variable rate debt to fixed rate debt at interest rates approximating 6.8%.

INCOME TAXES

The Company's effective tax rate was 41.7% in the first quarter of 1999, up from 39% in the previous year's comparable period due to a reduction in tax benefits related to the Company's investment in unconsolidated affiliates and an adverse change in tax law limiting the deductibility of company-owned life insurance. Despite this increase in effective tax rate, income tax expense dropped $.7 million from the first quarter of 1998 due to a pretax earnings decrease of $2.8 million.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations for 1999's first quarter was $6.9 million ($0.26 per share, both basic and assuming dilution) compared to $8.9 million ($0.34 per share, or $0.33 per share - assuming dilution) in the first three months of 1998. This $2 million decrease was more than fully accounted for by the Company's Newsprint Segment which posted a 60% quarter-over-quarter profit decrease, as newsprint prices continued to be subject to disadvantageous supply and demand factors. Partially offsetting the poor results posted by the Newsprint Segment was a 7% rise in the Publishing Segment's performance. Additionally, a 5% decrease in interest expense resulting from lower average debt levels more than offset increased Corporate expense due to personnel and other costs related to the implementation of new company-wide financial and human resource systems.

INCOME FROM DISCONTINUED CABLE OPERATIONS

As mentioned earlier, in April 1999, the Company announced an agreement for the sale of its Cable operations to Cox Communications, Inc.; the sale is expected to close later this year. Income from discontinued Cable operations increased $.6 million to $4.4 million in the first quarter of 1999. The increase was primarily attributable to the Company's Fairfax County, Virginia, cable system, as a result of a 2.5% increase in the number of subscribers (to 242,600 at March 28, 1999), together with a $.7 million rise in pay-per-view revenues due to additional special events during this year's first quarter. Partially offsetting these revenue gains was a $1.2 million rise in franchise fees precipitated by increased revenues and a higher fee structure in the new franchise agreements signed in mid-1998 and early 1999.

Cable Segment results in the first quarter of 1999 also included income from the Company's Greater Washington Interconnect (GWI) affiliate. GWI is a cable advertising interconnect formed with several other cable providers in the metro Washington, D.C., area for the sole purpose of collectively selling national and regional spot advertising throughout the region. GWI provided $.4 million in income in the first three months of this year.

LIQUIDITY AND CAPITAL RESOURCES

Funds generated by operating activities during the first quarter of 1999 totaled $36.8 million, down $12.8 million from the comparable period of 1998. The decrease was due to a combination of factors, including: a $7.5 million reduction of funds generated in the current year from accounts receivable and inventory changes, the absence of a $5 million distribution from SEPCO and a $1.4 million decrease in net income. Funds generated from operating activities supplied $15 million for capital expenditures, $4 million for the payment of dividends to stockholders and $17 million to reduce long-term debt. Total debt outstanding at March 28, 1999, was $911 million, down $46 million from the year-ago level of $957.5 million, and down $17 million during the first quarter of 1999. The Company's unused credit lines available from its committed revolving credit facility were $350 million at March 28, 1999.

The Company anticipates a large influx of cash late in 1999 from the sale of its Cable Segment. See Note 2 of this Form 10-Q for details. These funds, together with internally generated funds provided by operations during 1999 and existing credit facilities, will be more than adequate for the cash needs of the Company.

YEAR 2000

The Company continues to address issues regarding the transition to the Year 2000 through a specially created task force comprised of corporate, divisional and operating unit personnel. The project has been divided into five phases: 1) identification/analysis, 2) plan development/scheduling, 3) remediation, 4) testing/integration, and 5) monitoring/continuous improvement. The Company continues to make progress in all phases for both information systems and operating systems with embedded technology. The Company believes its significant systems are ready for the Year 2000 and remains on schedule to complete the project by the third quarter of 1999.

Inherent in all phases of the above is the assessment of the Year 2000 compliance by key suppliers and customers. The Company has initiated formal communications with these parties and most have indicated that there should be no disruption in their relationships with us. However, the Company cannot assure timely compliance of third parties and therefore could be adversely affected by failure of a significant third party to become Year 2000 compliant.

Amounts expended exclusively to ensure Year 2000 compliance continue to be funded by cash flow from operations and have not had, nor are they expected to have, a material impact on the Company's financial position, results of operations or cash flows. While the Company believes its significant systems are ready for the Year 2000, its financial condition still could be adversely impacted by disruptions related to the Year 2000. The Company does not consider the possibility of such an occurrence to be reasonably likely.

If Year 2000 disruptions occur, the Company believes its existing business recovery plans are adequate to address reasonably likely Year 2000 issues. However, the Company has a separate initiative underway to revise its business recovery plans; the initiative is much broader than the Year 2000 project but will certainly consider Year 2000 issues.


OUTLOOK

The sale of the Company's Cable operations will facilitate growth opportunities while providing tremendous financial flexibility. The Company is reviewing and evaluating its options as to the most advantageous use of the proceeds to further enhance shareholder value, which may include paying down debt, initiating a share repurchase program and acquiring additional television and newspaper properties. The sale of our Cable operations will also allow for increased focus on newspapers and broadcast television in our chosen southeastern market.

                           PART II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

(a)     Exhibits

        27.1    Financial Data Schedule for the period ended March 28, 1999.
        27.2    Restated Financial Data Schedule for the period ended March 29,
                1998.


(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended March 28,1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MEDIA GENERAL, INC.



DATE:      May 11, 1999        /s/ J. Stewart Bryan III
                               ------------------------------------
                               J. Stewart Bryan III, Chairman, President and
                               Chief Executive Officer



DATE:      May 11, 1999        /s/ Marshall N. Morton
                               ------------------------------------
                               Marshall N. Morton
                               Senior Vice President and Chief Financial Officer