Form 10-K/A
period 1998-12-27
MEDIA GENERAL INC
filed 1999-06-29
CIK 216539

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

         The registrant hereby amends the following items, financial statements, exhibits or other portions of its 1998 Annual Report on Form 10-K as set forth in the pages attached hereto:

         Exhibits:
                  Amended index to exhibits to the Media General, Inc., 1998 Annual Report on Form 10-K.

                  Exhibit 99.1 Annual Report of the Thrift Plan Plus For Employees of Media General, Inc., on Form 11-K for the year ended December 31, 1998.

                  Exhibit 99.2 Annual Report of the Register Publishing Company, Inc. Incentive Savings Plan on Form 11-K for the year ended December 31, 1998.

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

     23           Consent of Ernst & Young LLP, independent auditors.

     27           1998 Financial Data Schedule.

     99.1 Annual Report of the Thrift Plan Plus for Employees of Media General, Inc., on Form 11-K for the year ended December 31, 1998.

     99.2         Annual Report of the Register Publishing company, Inc.
                  Incentive Savings Plan on Form 11-K for the year ended December 31, 1998.

                  Note: Exhibits 10.1 - 10.20 are management contracts or compensatory plans, contracts or arrangements.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MEDIA GENERAL, INC.
                                                 ---------------------
                                                (Registrant)


                                      By:    /s/ Marshall N. Morton
                                                 ------------------
                                                 Marshall N. Morton
                                                 Senior Vice President and
                                                 Chief Financial Officer


Date:    June 29, 1999