Form 10-Q
period 1999-06-30
MEDIA GENERAL INC
filed 1999-08-10
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

                          Yes     X             No
                              ---------            ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 1, 1999.

                    Class A Common shares:    26,033,485
                    Class B Common shares:       556,574

                                                MEDIA GENERAL, INC.
                                                 TABLE OF CONTENTS
                                                 FORM 10-Q REPORT
                                                   JUNE 27, 1999

                                                                                                                  Page
                                                                                                                  ----
Part I.    Financial Information
       Item 1.     Financial Statements

                      Consolidated Condensed Balance Sheets - June 27, 1999,
                      and December 27, 1998                                                                         1

                      Consolidated Condensed Statements of Operations - Second quarter and
                      six months ended June 27, 1999, and June 28, 1998                                             3

                      Consolidated Condensed Statements of Cash Flows - Six
                      months ended June 27, 1999, and June 28, 1998                                                 4

                      Notes to Consolidated Condensed Financial Statements                                          5

       Item 2.     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                                        9

Part II.   Other Information

       Item 4.     Submission of Matters to a Vote of Security Holders                                             16

       Item 6.     Exhibits and Reports on Form 8-K                                                                16

                      (a)    Exhibits

                      (b)    Reports on Form 8-K

Signatures                                                                                                         17

                                           PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                                                 MEDIA GENERAL, INC.
                                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                                (000's except shares)
                                                                           (Unaudited)
                                                                            June 27,                December 27,
                                                                              1999                      1998
                                                                       -----------------         ------------------
ASSETS
Current assets:
     Cash and cash equivalents                                         $           6,079         $            7,637
     Accounts receivable - net                                                   103,605                    110,067
     Inventories                                                                  20,328                     20,341
     Other                                                                        26,820                     38,181
                                                                       -----------------         ------------------
         Total current assets                                                    156,832                    176,226
                                                                       -----------------         ------------------

Investments in unconsolidated affiliates                                         147,183                    146,702

Other assets                                                                      46,414                     45,818

Property, plant and equipment - net                                              491,166                    496,797

Excess of cost over fair value of net identifiable assets
     of acquired businesses - net                                                642,700                    651,391

FCC licenses and other intangibles - net                                         392,079                    400,412
                                                                       -----------------         ------------------

                                                                       $       1,876,374         $        1,917,346
                                                                       =================         ==================




                                              See accompanying notes.

                                                 MEDIA GENERAL, INC.
                                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                                (000's except shares)
                                                                           (Unaudited)
                                                                            June 27,                December 27,
                                                                              1999                      1998
                                                                       -----------------         ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                  $          23,316         $           41,050
     Accrued expenses and other liabilities                                       95,246                    106,047
                                                                       -----------------         ------------------
         Total current liabilities                                               118,562                    147,097
                                                                       -----------------         ------------------

Long-term debt                                                                   909,941                    928,101

Deferred income taxes                                                            242,308                    244,968

Other liabilities and deferred credits                                           118,964                    119,831

Stockholders' equity:
     Preferred stock ($5 cumulative convertible),
         par value $5 per share:
              Authorized 5,000,000 shares;
                  none outstanding
     Common stock, par value $5 per share:
         Class A, authorized 75,000,000 shares; issued
              26,027,926 and 26,214,721 shares                                   130,140                    131,074
         Class B, authorized 600,000 shares; issued
              556,574 shares                                                       2,783                      2,783
     Additional paid-in capital                                                   11,868                     18,694
     Unearned compensation                                                        (3,737)                    (1,050)
     Retained earnings                                                           345,545                    325,848
                                                                       -----------------         ------------------
         Total stockholders' equity                                              486,599                    477,349
                                                                       -----------------         ------------------

                                                                       $       1,876,374         $        1,917,346
                                                                       =================         ==================


                                              See accompanying notes.

                                                  MEDIA GENERAL, INC.
                                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                      (Unaudited)
                                           (000's except for per share data)

                                                        Second Quarter Ended                 Six Months Ended
                                                   -------------------------------     ------------------------------
                                                      June 27,         June 28,          June 27,         June 28,
                                                        1999             1998              1999             1998
                                                   -------------     -------------     ------------     -------------
Revenues                                           $     199,554     $     211,519     $    391,365     $     407,553
                                                   -------------     -------------     ------------     -------------
Operating costs:
     Production                                           96,316           101,447          192,732           199,686
     Selling, distribution and
       administrative                                     52,835            54,651          106,254           107,440
     Depreciation and amortization                        20,209            18,975           40,299            38,535
                                                   -------------     -------------     ------------     -------------
         Total operating costs                           169,360           175,073          339,285           345,661
                                                   -------------     -------------     ------------     -------------

Operating income                                          30,194            36,446           52,080            61,892
                                                   -------------     -------------     ------------     -------------

Other income (expense):
     Interest expense                                    (14,813)          (15,703)         (30,168)          (31,935)
     Investment income -
       unconsolidated affiliates                           4,118             6,092            9,140            12,010
     Other, net                                              763              (433)           1,068              (950)
                                                   -------------     -------------     ------------     -------------

         Total other expense                              (9,932)          (10,044)         (19,960)          (20,875)
                                                   -------------     -------------     ------------     -------------

Income from continuing operations
       before income taxes                                20,262            26,402           32,120            41,017

Income taxes                                               8,298             9,137           13,248            14,829
                                                   -------------     -------------     ------------     -------------

Income from continuing operations                         11,964            17,265           18,872            26,188

Income from discontinued Cable opera-
   tions, net of income taxes - Note 2                     4,492             4,276            8,890             8,098
                                                   -------------     -------------     ------------     -------------

Net income                                         $      16,456     $      21,541     $     27,762     $      34,286
                                                   =============     =============     ============     =============

Earnings per common share:
     Income from continuing operations             $        0.45     $        0.65     $       0.71     $        0.99
     Income from discontinued Cable
       operations                                           0.17              0.16             0.33              0.30
                                                   -------------     -------------     ------------     -------------
Net income                                         $        0.62     $        0.81     $       1.04     $        1.29
                                                   =============     =============     ============     =============
Earnings per common share
     - assuming dilution:
     Income from continuing operations             $        0.44     $        0.64     $       0.70     $        0.97
     Income from discontinued Cable
       operations                                           0.17              0.16             0.33              0.30
                                                   -------------     -------------     ------------     -------------
Net income                                         $        0.61     $        0.80     $       1.03     $        1.27
                                                   =============     =============     ============     =============

Dividends paid per common share                    $        0.15     $        0.14     $       0.30     $        0.28
                                                   =============     =============     ============     =============

                                              See accompanying notes.

                                                 MEDIA GENERAL, INC.
                                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                       (000's)
                                                                                    Six Months Ended
                                                                       --------------------------------------------
                                                                            June 27,                  June 28,
                                                                              1999                      1998
                                                                       --------------------------------------------
Operating activities:
Net income                                                             $          27,762         $           34,286

Adjustments to reconcile net income:
     Depreciation and amortization                                                52,633                     51,475
     Deferred income taxes                                                        (1,529)                    (4,956)
     Investment income -- unconsolidated affiliates,
         net of distributions                                                        490                     (4,310)
     Change in assets and liabilities:
         Accounts receivable and inventories                                       5,277                      9,219
         Accounts payable                                                        (17,802)                      (292)
         Other                                                                    (5,521)                      (582)
                                                                       -----------------         ------------------

Net cash provided by operating activities                                         61,310                     84,840
                                                                       -----------------         ------------------

Investing activities:
     Capital expenditures                                                        (30,203)                   (22,885)
     Purchase of businesses                                                          ---                    (92,656)
     Sale of businesses                                                            8,058                     23,645
     Other, net                                                                   (2,307)                     1,863
                                                                       -----------------         ------------------
Net cash used by investing activities                                            (24,452)                   (90,033)
                                                                       -----------------         ------------------

Financing activities:
     Increase in debt                                                            170,000                    248,000
     Payment of debt                                                            (188,359)                  (236,152)
     Stock redemption                                                            (13,609)                       ---
     Dividends paid                                                               (8,066)                    (7,478)
     Other, net                                                                    1,618                      2,097
                                                                       -----------------         ------------------

Net cash (used) provided by financing activities                                 (38,416)                     6,467
                                                                       -----------------         ------------------

Net (decrease) increase in cash and cash equivalents                              (1,558)                     1,274
Cash and cash equivalents at beginning of year                                     7,637                      3,504
                                                                       -----------------         ------------------

Cash and cash equivalents at end of period                             $           6,079         $            4,778
                                                                       =================         ==================

Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest (net of amount capitalized)                              $          30,929         $           33,970
     Income taxes                                                      $          15,437         $           21,493

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

         2. On April 22, 1999, the Company agreed to sell all of its cable operations to Cox Communications, Inc., for approximately $1.4 billion in cash. The transaction, which is subject to various municipal and regulatory approvals, is expected to close in the fourth quarter of 1999 and will result in a substantial gain for the Company. The results of the Cable Segment have been presented as discontinued operations in the accompanying consolidated condensed statements of operations as follows:

                                                                 Quarter Ended                  Six Months Ended
                                                          --------------------------      ---------------------------
                                                          June 27,          June 28,       June 27,         June 28,
       (in thousands)                                       1999              1998           1999             1998
                                                          --------         ---------      ---------         ---------
       Revenues                                           $ 40,029         $  39,643      $  80,417         $  78,290
       Costs and Expenses                                   32,748            32,801         66,073            65,339
                                                          --------         ---------      ---------         ---------
       Income before income taxes                            7,281             6,842         14,344            12,951
       Income taxes                                          2,789             2,566          5,454             4,853
                                                          --------         ---------      ---------         ---------
       Income from discontinued Cable operations          $  4,492         $   4,276      $   8,890         $   8,098
                                                          ========         =========      =========         =========

                  At June 27, 1999, the accompanying consolidated condensed balance sheet included the following approximate amounts related to the Cable operations: current assets of $15 million, noncurrent assets of $105 million, current liabilities of $25 million, and noncurrent liabilities of $25 million.

                  The Company is considering its options for the use of the proceeds from the sale. However, income from continuing operations reflected in the accompanying consolidated condensed statements of operations does not include any proforma adjustments or other allocations to reflect the potential use of the proceeds for acquisitions, to repay debt, or repurchase shares and, as such, are not fully indicative of the ongoing operations of the Company.

         3. On June 30, 1999, subsequent to the end of the second quarter, the Company completed the previously announced sale of 20% of the outstanding common stock of Denver Newspapers, Inc. (DNI) to MediaNews Group, Inc., for $39 million. Additionally, DNI redeemed, at maturity, the Company's preferred stock totaling $53.2 million. The Company also consummated the sale of WHOA-TV in Montgomery, Alabama, for approximately $8 million during the quarter. The proceeds from these transactions, approximately $100 million, have been used to reduce debt outstanding under the Company's revolving credit agreement.

                  On July 1, 1998, the Company acquired, for approximately $40 million, the assets of the Hickory Daily Record, a daily newspaper in northwestern North Carolina. The transaction was accounted for as a purchase and the Company's results of operations include the results of Hickory since the date of acquisition. Purchase price was allocated to the assets acquired based on an appraisal of fair values. On June 2, 1998, the Company completed the sale of its Kentucky newspaper properties for approximately $24 million. Additionally, the Company sold certain commercial printing assets in October 1998.

         4. Inventories are principally raw materials.

         5. On June 1, 1999, the estate of D. Tennant Bryan, the former Chairman Emeritus of the Company, exercised its option under the 1994 stock redemption agreement to sell to the Company 15% of the Company's Class A stock owned by Mr. Bryan at his death. This exercise resulted in the Company purchasing 326,897 shares from the estate for $13.6 million.

         6. The following tables set forth the Company's financial performance by segment. Cable Segment results have not been presented as they are reflected as income from discontinued operations in the consolidated condensed statements of operations.

                                                                 Broadcast
(In thousands)                                  Publishing      Television      Newsprint        Total
---------------------------------------------------------------------------------------------------------
Three Months Ended June 27, 1999
Consolidated revenues *                        $    130,801   $     44,110   $     24,643    $    199,554
                                               ==========================================================
Segment operating cash flow                    $     44,009   $     13,930   $     (2,469)   $     55,470
Allocated amounts:
   Equity in net income of
     unconsolidated affiliates                          128                         2,403           2,531
   License fees from unconsolidated affiliate                                         164             164
   Depreciation and amortization                     (6,385)        (2,719)        (1,876)        (10,980)
                                               ----------------------------------------------------------
     Segment profit                            $     37,752   $     11,211   $     (1,778)         47,185
                                               ==========================================
Unallocated amounts:
   Interest expense                                                                               (14,813)
   Acquisition intangible amortization                                                             (8,483)
   Corporate expenses                                                                              (7,034)
   Other                                                                                            3,407
                                                                                             ------------
     Consolidated income from continuing operations before income taxes                      $     20,262
                                                                                             ============

---------------------------------------------------------------------------------------------------------
* Intercompany  revenues are less than 1% of consolidated revenues and have been eliminated.



                                                                 Broadcast
(In thousands)                                  Publishing      Television      Newsprint        Total
---------------------------------------------------------------------------------------------------------
Three Months Ended June 28, 1998
Consolidated revenues *                        $    132,424   $     47,233   $     31,862    $    211,519
                                               ==========================================================

Segment operating cash flow                    $     40,670   $     15,495   $      5,702    $     61,867
Allocated amounts:
   Equity in net income of
     unconsolidated affiliates                          867                         3,691           4,558
   License fees from unconsolidated affiliate                                         268             268
   Depreciation and amortization                     (6,019)        (2,468)        (1,703)        (10,190)
                                               ----------------------------------------------------------
     Segment profit                            $     35,518   $     13,027   $      7,958          56,503
                                               ==========================================

Unallocated amounts:
   Interest expense                                                                               (15,703)
   Acquisition intangible amortization                                                             (8,344)
   Corporate expenses                                                                              (5,437)
   Other                                                                                             (617)
                                                                                             ------------
     Consolidated income from continuing operations before income taxes                      $     26,402
                                                                                             ============

---------------------------------------------------------------------------------------------------------

Six Months Ended June 27, 1999
Consolidated revenues *                        $    258,704   $     81,171   $     51,490    $    391,365
                                               ==========================================================
Segment operating cash flow                    $     83,456   $     22,645   $     (1,700)   $    104,401
Allocated amounts:
   Equity in net income (loss) of
     unconsolidated affiliates                         (386)                        6,353           5,967
   License fees from unconsolidated affiliate                                         418             418
   Depreciation and amortization                    (12,714)        (5,423)        (3,752)        (21,889)
                                               ----------------------------------------------------------
     Segment profit                            $     70,356   $     17,222   $      1,319          88,897
                                               ==========================================
Unallocated amounts:
   Interest expense                                                                               (30,168)
   Acquisition intangible amortization                                                            (16,967)
   Corporate expenses                                                                             (13,834)
   Other                                                                                            4,192
                                                                                             ------------
     Consolidated income from continuing operations before income taxes                      $     32,120
                                                                                             ============

---------------------------------------------------------------------------------------------------------
Six Months Ended June 28, 1998
Consolidated revenues *                        $    258,216   $     84,760   $     64,577    $    407,553
                                               ==========================================================

Segment operating cash flow                    $     76,742   $     25,059   $     11,162    $    112,963
Allocated amounts:
   Equity in net income of
     unconsolidated affiliates                        1,483                         7,459           8,942
   License fees from unconsolidated affiliate                                         536             536
   Depreciation and amortization                    (12,175)        (5,087)        (3,407)        (20,669)
                                               ----------------------------------------------------------
     Segment profit                            $     66,050   $     19,972   $     15,750         101,772
                                               ==========================================

Unallocated amounts:
   Interest expense                                                                               (31,935)
   Acquisition intangible amortization                                                            (17,101)
   Corporate expenses                                                                             (10,817)
   Other                                                                                             (902)
                                                                                             ------------
     Consolidated income from continuing operations before income taxes                      $     41,017
=========================================================================================================

* Intercompany  revenues are less than 1% of consolidated revenues and have been eliminated.

         7. The following tables set forth the computation of basic and diluted earnings per share from continuing operations:

                                                  Quarter Ended June 27, 1999                 Quarter Ended June 28, 1998
                                           ----------------------------------------     ----------------------------------------
                                              Income        Shares      Per Share          Income        Shares       Per Share
(In thousands, except per share amounts)   (Numerator)   (Denominator)    Amount        (Numerator)   (Denominator)    Amount
Basic EPS
Income from continuing operations
   available to common stockholders          $11,964         26,586     $    0.45         $17,265         26,578      $    0.65
                                                                        =========                                     =========

Effect of dilutive securities
Stock options                                                   262                                          268
Restricted stock and other                        (9)           119                            (5)            87
                                             ----------------------                       ----------------------

Diluted EPS
Income from continuing operations
   available to common stockholders
   + assumed conversions                     $11,955         26,967     $    0.44         $17,260         26,933      $    0.64
                                             ====================================         =====================================


                                                 Six Months Ended June 27, 1999               Six Months Ended June 28, 1998
                                           ----------------------------------------     ----------------------------------------
                                              Income        Shares      Per Share          Income        Shares       Per Share
(In thousands, except per share amounts)   (Numerator)   (Denominator)    Amount        (Numerator)   (Denominator)    Amount

Basic EPS
Income from continuing operations
   available to common stockholders          $18,872         26,616     $    0.71         $26,188         26,541      $    0.99
                                                                        =========                                     =========

Effect of dilutive securities
Stock options                                                   263                                          262
Restricted stock and other                       (19)           116                            (9)            83
                                             ----------------------                       ----------------------

Diluted EPS
Income from continuing operations
   available to common stockholders
   + assumed conversions                     $18,853         26,995     $    0.70         $26,179         26,886      $    0.97
                                             ====================================         =====================================


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

ACQUISITIONS AND DISPOSITIONS
-----------------------------

In April 1999, the Company announced an agreement to sell its Cable operations, located primarily in Fairfax County and Fredericksburg, Virginia, to Cox Communications, Inc., for approximately $1.4 billion in cash; the transaction is expected to close in the fourth quarter of 1999. See Note 2 of this Form 10-Q for further details about the Cable disposition. See Note 3 of this Form 10-Q for information about 1999 and 1998 acquisitions and dispositions which affect Segment comparability.

CONSOLIDATED OPERATING RESULTS
------------------------------
(In thousands, except per share data)
                                          Second Quarter Ended                             Six Months Ended
                               -----------------------------------------        ----------------------------------------
                                 June 27,       June 28,                         June 27,       June 28,
                                   1999           1998         Change              1999           1998          Change
                               -----------     -----------   -----------        ----------     -----------   -----------
Revenues                       $   199,554     $   211,519        (6) %         $  391,365     $   407,553          (4) %
Operating Income                    30,194          36,446       (17)               52,080          61,892         (16)
Income from Continuing
   Operations                       11,964          17,265       (31)               18,872          26,188         (28)
Income from Discontinued
   Cable Operations                  4,492           4,276         5                 8,890           8,098          10
Net income                          16,456          21,541       (24)               27,762          34,286         (19)
Earnings Per Share                    0.62            0.81       (23)                 1.04            1.29         (19)
Earnings Per Share -
    Assuming Dilution                 0.61            0.80       (24)                 1.03            1.27         (19)

The results of the Cable Segment have been presented as discontinued operations in the accompanying consolidated condensed statements of operations. However, these statements do not include any proforma adjustments or other allocations to reflect the potential use of the proceeds for acquisitions, to repay debt, or repurchase shares and, as such, are not fully indicative of the ongoing operations of the Company.

SEGMENT OPERATING RESULTS
-------------------------

Each segment's operating results include segment operating cash flow information in addition to revenues, operating expense and operating income. The segment operating cash flow amounts represent operating income plus depreciation and amortization. The Company believes the presentation of operating cash flow amounts is important for several reasons. First, fluctuations in depreciation and amortization from year to year are not necessarily indicative of the underlying performance of a company. Second, the year-over-year change in operating cash flow can be a useful measure of performance and presents a meaningful indicator of results that may occur in future periods. Finally, acquisition values of communications and media businesses are often based on multiples of operating cash flow.

Operating income, in the tables that follow, differs from segment profit, as presented in Note 5 of this Form 10-Q, because segment profit includes investment income from unconsolidated affiliates.

PUBLISHING
----------
(In thousands)
                                          Second Quarter Ended                             Six Months Ended
                               -----------------------------------------        ----------------------------------------
                                 June 27,       June 28,                         June 27,       June 28,
                                   1999           1998         Change              1999           1998          Change
                               -----------     -----------   -----------        ----------     -----------   -----------
Revenues                       $   130,801     $   132,424        (1) %         $  258,704     $   258,216        --- %
Operating Expenses                  93,177          97,773        (5)              187,962         193,649         (3)
Operating Income                    37,624          34,651         9                70,742          64,567         10
Depreciation &
   Amortization                      6,385           6,019         6                12,714          12,175          4
Operating Cash Flow                 44,009          40,670         8                83,456          76,742          9

The preceding chart contains the operating results of the Publishing Segment, including acquisitions and dispositions. As a direct result of net acquisitions and dispositions, Publishing Segment revenues decreased $1.5 million and $3.3 million, while operating income increased $.7 million and $1.3 million in the second quarter and first half of 1999 over the comparable prior-year periods.

Excluding acquisitions and dispositions, Publishing revenues were relatively flat in the quarter, but increased $3.8 million in the first half of 1999 from the comparable 1998 period. At the Company's three largest metropolitan newspapers, second quarter 1999 revenues virtually mirrored those of the prior-year equivalent period; however, revenues rose $2.5 million in the year to date due to increased average advertising rates (up 3.5%) which were partially offset by a decline in linage (down 2.1%). The year to date revenue increase was the result of a $2.9 million rise in general advertising (led by the telecommunications and automotive categories) combined with a solid contribution from classified advertising, partially offset by a $1.5 million decline in retail advertising (due to weak performances in the financial and electronics categories). Additionally, the Company's daily and weekly community newspaper revenues increased $1.1 million over last year's first half, primarily on the strength of classified revenues (driven by the automotive and employment categories).

Publishing operating expense, excluding acquisitions and dispositions, dropped $2.4 million and $1.1 million in the second quarter and first half of 1999. These decreases were more than fully accounted for by a $2.7 million and $3.6 million decrease in newsprint expense in the current quarter and year to date as a result of lower cost per ton (down 12.9% and 8.9%), partially offset by a $.6 million and $2.1 million rise in employee compensation and benefit expense.

Excluding acquisitions and dispositions, operating income for the Publishing Segment rose $2.3 million and $4.9 million in the second quarter and first half of 1999 from the prior-year periods. The improved operating results were due to strong general advertising revenues in the year to date, coupled with a substantial drop in newsprint expense from both the second quarter and first six months of last year. Together, these were more than sufficient to offset increased employee compensation and benefit expense.

Investment income earned from the Company's Denver Newspapers, Inc. (DNI), affiliate decreased $.7 million in the second quarter and $1.9 million (from income of $1.5 million in 1998 to a loss of $.4 million in 1999) in the year to date from the prior-year equivalent periods. This reduced income was primarily attributable to increased circulation, production and newsprint expenses, which were only partially mitigated by a rise in both circulation and advertising revenues, all the result of circulation gains in the intensely competitive
Colorado market. Subsequent to the close the second quarter, the Company completed the sale of 20% of the outstanding common stock of DNI to MediaNews Group, Inc. (see Note 3 of this Form 10-Q).

BROADCAST TELEVISION
--------------------
(In thousands)
                                          Second Quarter Ended                             Six Months Ended
                               -----------------------------------------        ----------------------------------------
                                 June 27,       June 28,                         June 27,       June 28,
                                   1999           1998         Change              1999           1998          Change
                               -----------     -----------   -----------        ----------     -----------   -----------
Revenues                       $    44,110     $    47,233        (7) %         $   81,171     $    84,760         (4) %
Operating Expenses                  32,899          34,206        (4)               63,949          64,788         (1)
Operating Income                    11,211          13,027       (14)               17,222          19,972        (14)
Depreciation &
   Amortization                      2,719           2,468        10                 5,423           5,087          7
Operating Cash Flow                 13,930          15,495       (10)               22,645          25,059        (10)

Broadcast revenues declined $3.1 million and $3.6 million in the second quarter and first half of 1999. These decreases were attributable to a combination of factors: a decline in political advertising revenues due to the absence of congressional and presidential elections this year; a generally weak performance at the Company's largest station, WFLA-TV (NBC) in Tampa, Florida, primarily due to a soft national ad market; and a decline in revenues at PCS, the Company's provider of equipment and studio design services, as customers displayed
uncertainty   regarding   which   digital   equipment   to   purchase   as   the
industry-mandated timetable to switch from analog to digital approaches. Together, these weak revenues were partially offset by a solid contribution from local advertising, led by the telecommunications and department store categories. The Segment's lower national and political advertising revenues reflect the decreased time sales which have resonated throughout the broadcast industry.

Operating expense in the Broadcast Segment decreased $1.3 million and $.8 million in the current quarter and six months of 1999. These favorable expense levels were attributable to decreased cost of sales at PCS associated with lower equipment sales, combined with the absence of certain 1998 expenses related to the repositioning and relaunching efforts at several stations. Programming costs rose 10% and 13%, while employee compensation and benefit expense increased a more modest 2% and 3.5 % in the second quarter and first half of 1999. These increases reflected improved program offerings and enhanced employee benefits provided by the Company.

Broadcast operating income decreased $1.8 million and $2.8 million in the second quarter and first half of 1999. The drop was attributable to a decline in political advertising revenues and a weak performance at WFLA-TV, combined with higher programming expense as the Company enhanced its program offerings.

NEWSPRINT
---------
(In thousands)
                                          Second Quarter Ended                             Six Months Ended
                               -----------------------------------------        ----------------------------------------
                                 June 27,       June 28,                         June 27,       June 28,
                                   1999           1998         Change              1999           1998          Change
                               -----------     -----------   -----------        ----------     -----------   -----------
Revenues                       $    24,643     $    31,862        (23) %        $   51,490     $    64,577        (20) %
Operating Expenses                  28,988          27,863          4               56,942          56,822        ---
Operating Income (Loss)             (4,345)          3,999       (209)              (5,452)          7,755       (170)
Depreciation &
   Amortization                      1,876           1,703         10                3,752           3,407         10
Operating Cash Flow                 (2,469)          5,702       (143)              (1,700)         11,162       (115)

Newsprint Segment revenues decreased $7.2 million and $13.1 million in the current quarter and first six months of 1999, reflecting the results of the Company's Garden State Paper (Garden State) newsprint mill, located in Garfield, New Jersey. This decline resulted from a 17% and 11% decrease in the average realized selling price per ton for the quarterly and year-to-date periods ended June 27, 1999, combined with an 8% and 11% decline in tons sold. Newsprint selling prices decreased steadily over the first half of 1999, with average realized newsprint selling prices falling from $528 per ton in December of 1998 to $422 per ton in June of 1999, due primarily to an excess supply from overseas.

Despite the large decline in tons sold, Newsprint Segment operating expense increased $1.1 million in the second quarter of 1999 and remained virtually even with the first six months of 1998. The quarterly increase resulted from $.6 million in costs associated with the efficiency-motivated closing of a New Jersey recycling center, combined with $.7 million in market related inventory writedowns. A decrease in tons produced, coupled with a 3% and 8% rise in the cost of Garden State's principal raw material, recovered newspapers, resulted in a $30 and $36 cost per ton increase in the second quarter and first half of this year over the comparable prior-year periods.

Newsprint operating income declined $8.3 million and $13.2 million in the second quarter and year to date period of 1999, from profits of $4 million and $7.8 million, to losses of $4.3 million and $5.4 million in the comparable 1999 periods. The decrease resulted primarily from an $88 and $59 erosion in average realized selling price per ton for the current quarter and year-to-date period.

The Company's investment income from its Southeast Paper Manufacturing Company (SEPCO) newsprint affiliate decreased $1.3 million and $1.1 million in the current quarter and first half of 1999 from the comparable year-ago periods. SEPCO's revenues fell 7.3% and 3.7% in the second quarter and first half of 1999 despite a 9.7% and 7.5% rise in tons sold. Average realized selling price declined 14.4% and 9.5% in the second quarter and year-to-date period of 1999, reflecting the adverse pricing environment which continues to reverberate throughout the newsprint industry.


INTEREST EXPENSE
----------------

Interest expense of $14.8 million and $30.2 million represented a $.9 million and $1.8 million decrease in the second quarter and first half of 1999 from the comparable year-earlier periods. The decrease was due to a $34 million and $43 million decline in average debt outstanding, as the Company used funds generated from operations and the proceeds from the sale of WHOA-TV in Montgomery (see
Note 3 of this Form 10-Q) to reduce its outstanding debt. The Company's average effective borrowing rate remained just under 7% in the second quarter and first half of both 1999 and 1998.

The Company has interest rate swaps totaling $725 million with maturities ranging from less than one year to five years. These swap agreements effectively convert most of the Company's variable rate debt to fixed rate debt at interest rates approximating 6.8%.

INCOME TAXES
------------

The Company's effective tax rate on income from continuing operations was approximately 41% in the second quarter and first six months of 1999, up from 34.6% and 36.2% in the previous year's comparable periods due to a reduction in tax benefits related to the Company's investment in unconsolidated affiliates and an adverse change in tax law limiting the deductibility of company-owned life insurance. Despite this increase in effective tax rate, income tax expense dropped $.8 million and $1.6 million from the second quarter and first half of 1999 due to pretax earnings decreases of $6.1 million and $8.9 million.

INCOME FROM CONTINUING OPERATIONS
---------------------------------

Income from continuing operations for 1999's second quarter was $12 million ($0.45 per share, or $0.44 per share - assuming dilution) compared to $17.3 million ($0.65 per share, or $0.64 per share - assuming dilution) in the equivalent prior-year quarter. This $5.3 million decrease was more than fully accounted for by the Company's Newsprint Segment which produced a $9.7 million negative quarter-over-quarter swing from a $7.9 million profit in 1998 to a $1.8 million loss in 1999, as newsprint prices continued to be subject to disadvantageous supply and demand factors. Partially offsetting the poor results posted by the Newsprint Segment was a 6% rise in Publishing Segment profits, a decrease in interest expense resulting from lower average debt levels, and proceeds from company-owned life insurance.

Income from continuing operations in the first half of 1999 was $18.9 million ($0.71 per share, or $0.70 per share - assuming dilution) compared to $26.2 million ($0.99 per share, or $0.97 per share - assuming dilution) in the comparable year-ago period. This $7.3 million decline was more than fully attributable to a 92% drop in the Newsprint Segment's profitability from the first half of 1998, partially offset by a 7% increase in the Publishing Segment's performance. As in the quarter, life insurance proceeds and lower interest expense contributed positively to income from continuing operations.

INCOME FROM DISCONTINUED CABLE OPERATIONS
-----------------------------------------

As previously mentioned, in April 1999, the Company announced an agreement to sell its Cable operations to Cox Communications, Inc.; the sale is expected to close in the fourth quarter of this year. Income from discontinued Cable Television systems remained flat in both the second quarter and first half of 1999. Although revenues at the Company's Fairfax County, Virginia, cable system, increased as a result of a .7% growth in the number of subscribers, the increase was essentially offset by a rise in franchise fees precipitated by increased revenues and a higher fee structure in the new franchise agreements signed in mid-1998 and early 1999.

Cable Segment results in 1999 also included income from the Company's Greater Washington Interconnect (GWI) affiliate. GWI is a cable advertising interconnect formed with several other cable providers in the metro Washington, D.C., area for the sole purpose of collectively selling national and regional spot advertising throughout the region. GWI provided $.5 million and $.9 million of income in the second quarter and first half of this year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Funds generated by operating activities during the first six months of 1999 totaled $61.3 million, down $23.5 million from the comparable period of 1998.
The decrease was due to a combination of factors, including: a $17.5 million increase in funds used in the current year to reduce accounts payable, a $6.5 million decrease in net income, and a $3.9 million reduction of funds generated in the current year from accounts receivable and inventory changes, partially offset by higher cash distributions from unconsolidated affiliates. Funds generated from operating and financing activities, coupled with the proceeds from the sale of WHOA-TV, supplied $30.2 million for capital expenditures, $18 million to reduce long-term debt, $13.6 million for redemption of stock (see
Note 5 of this Form 10-Q), and $8.1 million for the payment of dividends to stockholders. Total debt outstanding at June 27, 1999, was $910 million, down $18 million from the year-end level of $928 million. The Company's unused credit lines available from its committed revolving credit facility were $355 million at June 27, 1999.

Subsequent to the end of the quarter, the Company received approximately $92 million in cash related to the redemption of its DNI preferred stock and the sale of half of its DNI common stock (see Note 3 of this Form 10-Q). These funds were used to reduce debt. Additionally, the Company anticipates a large influx of cash late in the fourth quarter from the sale of its Cable Segment. See Note 2 of this Form 10-Q for details. These funds, together with internally generated funds provided by operations and existing credit facilities, will be more than adequate to finance possible acquisitions, projected capital expenditures, dividends to stockholders, potential debt termination costs (including outstanding derivatives), and other cash needs of the Company.

YEAR 2000
---------

The Company continues to address issues regarding the transition to the Year 2000 through a specially created task force comprised of corporate, divisional and operating unit personnel. The project has been divided into five phases: 1) identification/analysis, 2) plan development/scheduling, 3) remediation, 4) testing/integration, and 5) monitoring/continuous improvement. The Company continues to make progress in all phases for both information systems and operating systems with embedded technology. The Company believes its significant systems are ready for the Year 2000 and that the project will be complete well before the end of the fourth quarter.

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

OUTLOOK
-------

The sale of the Company's Cable operations will facilitate growth opportunities while simultaneously providing significant financial flexibility. The Company continues to review and evaluate its options as to the most advantageous use of the proceeds to further enhance shareholder value. The Company is likely to reduce outstanding debt initially. In any event, the sale of our Cable operations will allow for increased directional focus toward newspapers and broadcast television in our chosen southeastern markets.

                           PART II. OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Media General, Inc., was held on May 21, 1999, for the purpose of electing a board of directors.

         Each nominee for director was elected by the following vote:

                                           Class A                   Class A
                                        Shares Voted              Shares Voted
Class A Directors                           "FOR"                  "WITHHELD"
-----------------                           -----                  ----------
Charles A. Davis                          17,592,212                 6,108,222
Robert V. Hatcher, Jr.                    17,581,730                 6,118,704
John G. Medlin, Jr.                       17,588,036                 6,112,398

                                           Class B                   Class B
                                        Shares Voted              Shares Voted
Class B Directors                           "FOR"                  "WITHHELD"
-----------------                           -----                  ----------
Robert P. Black                            554,054                     ---
J. Stewart Bryan III                       554,054                     ---
Marshall N. Morton                         554,054                     ---
Roger H. Mudd                              554,054                     ---
Wyndham Robertson                          554,054                     ---
Henry L. Valentine, II                     554,054                     ---

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

         10 Media General, Inc., Executive Supplemental Retirement Plan, amended, and restated as of April 23,1999.

         27.1     Financial Data Schedule for the period ended June 27, 1999.

         27.2     Restated Financial Data Schedule for the period ended June 28,
                  1998.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended June 27, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MEDIA GENERAL, INC.



DATE:   August 10, 1999                /s/ J. Stewart Bryan III
                                       -----------------------------------------
                                       J. Stewart Bryan III, Chairman, President
                                       and Chief Executive Officer



DATE:   August 10, 1999                /s/ Marshall N. Morton
                                       -----------------------------------------
                                       Marshall N. Morton
                                       Senior Vice President and Chief Financial
                                       Officer