Form 10-Q
period 1999-09-26
MEDIA GENERAL INC
filed 1999-11-09
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549
                                    Form 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

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

                                    Yes          X                No
                                           -------------             ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1999.

                        Class A Common shares:     26,042,411
                         Class B Common shares:       556,574

                               MEDIA GENERAL, INC.
                                TABLE OF CONTENTS
                                FORM 10-Q REPORT
                               SEPTEMBER 26, 1999

                                                                                                                 Page
Part I.    Financial Information

       Item 1.     Financial Statements

                      Consolidated Condensed Balance Sheets - September 26, 1999,
                      and December 27, 1998                                                                         1

                      Consolidated Condensed Statements of Operations - Third quarter and
                      nine months ended September 26, 1999, and September 27, 1998                                  3

                      Consolidated Condensed Statements of Cash Flows - Nine
                      months ended September 26, 1999, and September 27, 1998                                       4

                      Notes to Consolidated Condensed Financial Statements                                          5

       Item 2.     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                                        9

Part II.   Other Information

       Item 6.     Exhibits and Reports on Form 8-K                                                                16

                      (a)    Exhibits

                      (b)    Reports on Form 8-K

Signatures                                                                                                         17

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                               MEDIA GENERAL, INC.
                           CONSOLIDATED CONDENSED BALANCE SHEETS
                              (000's except shares)

                                                                           (Unaudited)
                                                                          September 26,             December 27,
                                                                              1999                      1998
                                                                        ----------------          ---------------
ASSETS

Current assets:
     Cash and cash equivalents                                         $           9,788         $            7,637
     Accounts receivable - net                                                   103,364                    110,067
     Inventories                                                                  18,883                     20,341
     Other                                                                        40,796                     38,181
                                                                       -----------------         ------------------
         Total current assets                                                    172,831                    176,226
                                                                       -----------------         ------------------

Investments in unconsolidated affiliates                                          88,574                    146,702

Other assets                                                                      67,233                     45,818

Property, plant and equipment - net                                              491,838                    496,797

Excess of cost over fair value of net identifiable assets
     of acquired businesses - net                                                639,385                    651,391

FCC licenses and other intangibles - net                                         386,866                    400,412
                                                                       -----------------         ------------------

                                                                       $       1,846,727         $        1,917,346
                                                                       =================         ==================

                             See accompanying notes.

                               MEDIA GENERAL, INC.
                           CONSOLIDATED CONDENSED BALANCE SHEETS
                              (000's except shares)

                                                                           (Unaudited)
                                                                          September 26,             December 27,
                                                                              1999                      1998
                                                                      ------------------         ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                  $          34,679         $           41,050
     Accrued expenses and other liabilities                                      115,818                    106,047
     Income taxes payable                                                         15,065                        ---
                                                                       -----------------         ------------------
         Total current liabilities                                               165,562                    147,097
                                                                       -----------------         ------------------

Long-term debt                                                                   797,916                    928,101

Deferred income taxes                                                            243,390                    244,968

Other liabilities and deferred credits                                           117,962                    119,831

Stockholders' equity:
     Preferred stock ($5 cumulative convertible), par value
        $5 per share:
              Authorized 5,000,000 shares;
                  none outstanding
     Common stock, par value $5 per share:
         Class A, authorized 75,000,000 shares; issued
              26,036,143 and 26,214,721 shares                                   130,181                    131,074
         Class B, authorized 600,000 shares; issued
              556,574 shares                                                       2,783                      2,783
     Additional paid-in capital                                                   12,167                     18,694
     Accumulated other comprehensive income -
         unrealized gains on equity securities                                    12,104                        ---
     Unearned compensation                                                        (3,351)                    (1,050)
     Retained earnings                                                           368,013                    325,848
                                                                       -----------------         ------------------
         Total stockholders' equity                                              521,897                    477,349
                                                                       -----------------         ------------------

                                                                       $       1,846,727         $        1,917,346
                                                                       =================         ==================

                             See accompanying notes.

                               MEDIA GENERAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (000's except for per share data)

                                                         Third Quarter Ended                 Nine Months Ended
                                                   -------------------------------    -------------------------------
                                                      Sept. 26,        Sept. 27,         Sept. 26,        Sept. 27,
                                                        1999             1998              1999             1998
                                                   -------------     -------------    -------------     -------------
Revenues                                           $     191,879     $     197,172     $    583,244     $     604,725
                                                   -------------     -------------     ------------     -------------
Operating costs:
     Production                                           93,275           100,334          286,007           300,020
     Selling, distribution and
       administrative                                     52,494            51,568          158,748           159,008
     Depreciation and amortization                        20,533            19,027           60,832            57,562
                                                   -------------     -------------    -------------     -------------
        Total operating costs                            166,302           170,929          505,587           516,590
                                                   -------------     -------------    -------------     -------------

Operating income                                          25,577            26,243           77,657            88,135
                                                   -------------     -------------    -------------     -------------

Other income (expense):
     Interest expense                                    (13,606)          (15,288)         (43,774)          (47,223)
     Investment income (loss) -
       unconsolidated affiliates                            (140)            3,858            9,000            15,868
     Gain on sale of Denver
       Newspapers, Inc. common stock                      30,958               ---           30,958               ---
     Other, net                                              422             1,057            1,490               107
                                                   -------------     -------------    -------------     -------------
         Total other income (expense)                     17,634           (10,373)          (2,326)          (31,248)
                                                   -------------     -------------    -------------     -------------
Income from continuing operations
       before income taxes                                43,211            15,870           75,331            56,887

Income taxes                                              17,583             5,767           30,831            20,596
                                                   -------------     -------------    -------------     -------------

Income from continuing operations                         25,628            10,103           44,500            36,291

Income from discontinued Cable opera-
   tions, net of income taxes - Note 3                     4,818             4,352           13,708            12,450
                                                   -------------     -------------    -------------     -------------

Net income                                         $      30,446     $      14,455    $      58,208     $      48,741
                                                   =============     =============    =============     =============

Earnings per common share:
     Income from continuing operations             $        0.97     $        0.38    $        1.68     $        1.37
     Income from discontinued Cable
       operations                                           0.18              0.16             0.51              0.46
                                                   -------------     -------------    -------------     -------------
Net income                                         $        1.15     $        0.54    $        2.19     $        1.83
                                                   =============     =============    =============     =============
Earnings per common share
      - assuming dilution:
     Income from continuing operations             $        0.96     $        0.37    $        1.65     $        1.35
     Income from discontinued Cable
       operations                                           0.18              0.17             0.51              0.46
                                                   -------------     -------------    -------------     -------------
Net income                                         $        1.14     $        0.54    $        2.16     $        1.81
                                                   =============     =============    =============     =============

Dividends paid per common share                    $        0.15     $        0.14    $        0.45     $        0.42
                                                   =============     =============    =============     =============

                             See accompanying notes.

                               MEDIA GENERAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                     (000's)

                                                                                     Nine Months Ended
                                                                       --------------------------------------------
                                                                          September 26,             September 27,
                                                                              1999                      1998
                                                                       --------------------------------------------
Operating activities:
Net income                                                             $          58,208         $           48,741
Adjustments to reconcile net income:
     Depreciation and amortization                                                78,614                     76,588
     Deferred income taxes                                                        (6,365)                    (7,135)
     Investment income -- unconsolidated affiliates                              (10,243)                   (15,868)
     Distributions from unconsolidated affiliates                                 30,008                      7,700
     Gain on sale of Denver Newspapers, Inc.
         common stock                                                            (30,958)                       ---
     Change in assets and liabilities:
         Accounts receivable and inventories                                       7,066                     10,478
         Accounts payable                                                         (6,440)                    (4,137)
         Other                                                                     8,170                    (13,329)
                                                                       -----------------         ------------------

Net cash provided by operating activities                                        128,060                    103,038
                                                                       -----------------         ------------------

Investing activities:
     Capital expenditures                                                        (48,094)                   (35,069)
     Purchase of businesses                                                          ---                   (132,680)
     Sale of businesses                                                            8,058                     23,645
     Denver Newspapers, Inc.:
         Proceeds from sale of common stock                                       39,000                        ---
         Redemption of preferred stock                                            34,000                        ---
     Other, net                                                                   (4,673)                     2,016
                                                                       -----------------         ------------------
Net cash provided (used) by investing activities                                  28,291                   (142,088)
                                                                       -----------------         ------------------

Financing activities:
     Increase in debt                                                            238,000                    382,000
     Payment of debt                                                            (368,432)                  (333,179)
     Stock redemption                                                            (13,609)                       ---
     Dividends paid                                                              (12,054)                   (11,225)
     Other, net                                                                    1,895                      3,203
                                                                       -----------------         ------------------

Net cash (used) provided by financing activities                                (154,200)                    40,799
                                                                       -----------------         ------------------

Net increase in cash and cash equivalents                                          2,151                      1,749
Cash and cash equivalents at beginning of year                                     7,637                      3,504
                                                                       -----------------         ------------------

Cash and cash equivalents at end of period                             $           9,788         $            5,253
                                                                       =================         ==================

Supplemental  disclosures of cash flow information:
Cash paid during the period for:
     Interest (net of amount capitalized)                              $          44,355         $           49,229
     Income taxes                                                      $          25,680         $           49,506

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

         2. On June 30, 1999, the Company completed the sale of 20% of the outstanding common stock of Denver Newspapers, Inc. (DNI) to MediaNews Group, Inc., for $39 million resulting in a $19 million after-tax gain. Additionally, the Company's investment in DNI's preferred stock was redeemed for $34 million plus receipt of $19.2 million of accrued but unpaid dividends. During the second quarter, the Company also completed the sale of WHOA-TV in Montgomery, Alabama, for approximately $8 million. The proceeds from these transactions, approximating $100 million, were used to reduce debt outstanding under the Company's revolving credit agreement.

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

         3. On October 1, 1999, subsequent to end of the third quarter, the Company consummated the sale of its cable operations to Cox Communications, Inc. for approximately $1.4 billion in cash. Proceeds from the transaction were used to pay-off all amounts outstanding under the Company's revolving credit agreements and to terminate the associated interest rate swaps; the Company has invested the remaining proceeds (in excess of $650 million), temporarily, in United States Government securities and highly-rated commercial paper. In the first quarter of 2000, the Company expects to pay approximately $500 million in taxes related to the sale, although it is exploring alternatives to defer or minimize the income tax resulting from the transaction. The Company will recognize a gain of approximately $800 million in the fourth quarter.

                  The results of the Cable Segment have been presented as discontinued operations in the accompanying consolidated condensed statements of operations as follows:

                                                                 Quarter Ended                  Nine Months Ended
                                                          --------------------------      --------------------------
                                                          Sept. 26,         Sept. 27,      Sept. 26,        Sept. 27,
       (in thousands)                                       1999              1998           1999             1998
                                                          --------         ---------      ---------         ---------
       Revenues                                           $ 41,331         $  39,640       $121,748          $117,930
       Costs and Expenses                                   33,587            32,721         99,660            98,060
                                                          --------         ---------      ---------         ---------
       Income before income taxes                            7,744             6,919         22,088            19,870
       Income taxes                                          2,926             2,567          8,380             7,420
                                                          --------         ---------      ---------         ---------
       Income from discontinued Cable operations          $  4,818         $   4,352        $13,708          $12,450
                                                          ========         =========      =========         =========

                  At September 26, 1999, the accompanying consolidated condensed balance sheet included the following approximate amounts related to the Cable operations: current assets of $20 million, noncurrent assets of $110 million, current liabilities of $25 million, and noncurrent liabilities of $25 million.

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

                                                                 Broadcast
(In thousands)                                  Publishing      Television      Newsprint        Total
---------------------------------------------------------------------------------------------------------
Three Months Ended September 26, 1999
Consolidated revenues *                        $    127,105   $     39,516   $     25,258    $    191,879
                                               ==========================================================
Segment operating cash flow                    $     43,117   $     10,149   $     (2,042)   $     51,224
Allocated amounts:
   Equity in net income (loss) of
     unconsolidated affiliates                         (377)                          237            (140)
   License fees from unconsolidated affiliate                                          30              30
   Depreciation and amortization                     (6,552)        (2,793)        (1,919)        (11,264)
                                               ----------------------------------------------------------
     Segment profit                            $     36,188   $      7,356   $     (3,694)         39,850
                                               ===========================================
Unallocated amounts:
   Interest expense                                                                               (13,606)
   Acquisition intangible amortization                                                             (8,483)
   Corporate expenses                                                                              (6,639)
   Gain on sale of Denver Newspapers, Inc.
     common stock                                                                                  30,958
   Other                                                                                            1,131
                                                                                             ------------
     Consolidated income from continuing operations before income taxes                      $     43,211
                                                                                             ============
---------------------------------------------------------------------------------------------------------

* Intercompany revenues are less than 1% of consolidated revenues and have been eliminated.

                                                                 Broadcast
(In thousands)                                  Publishing      Television      Newsprint        Total
---------------------------------------------------------------------------------------------------------
Three Months Ended September 27, 1998
Consolidated revenues *                        $    125,298   $     39,096   $     32,778    $    197,172
                                               ===========================================================

Segment operating cash flow                    $     37,307   $      9,883   $      4,737    $     51,927
Allocated amounts:
   Equity in net income of
     unconsolidated affiliates                          259                         2,065           2,324
   License fees from unconsolidated affiliate                                         167             167
   Depreciation and amortization                     (6,275)        (2,375)        (1,661)        (10,311)
                                               ----------------------------------------------------------
     Segment profit                            $     31,291   $      7,508   $      5,308          44,107
                                               ==========================================

Unallocated amounts:
   Interest expense                                                                               (15,288)
   Acquisition intangible amortization                                                             (8,521)
   Corporate expenses                                                                              (5,718)
   Other                                                                                            1,290
                                                                                             ------------
     Consolidated income from continuing operations before income taxes                      $     15,870
                                                                                             ============
---------------------------------------------------------------------------------------------------------

Nine Months Ended September 26, 1999
Consolidated revenues *                        $    385,809   $    120,687   $     76,748    $    583,244
                                               ==========================================================
Segment operating cash flow                    $    126,573   $     32,794   $     (3,742)   $    155,625
Allocated amounts:
   Equity in net income (loss) of
     unconsolidated affiliates                         (763)                        6,590           5,827
   License fees from unconsolidated affiliate                                         448             448
   Depreciation and amortization                    (19,266)        (8,216)        (5,671)        (33,153)
                                               ----------------------------------------------------------
     Segment profit                            $    106,544   $     24,578   $     (2,375)        128,747
                                               ===========================================
Unallocated amounts:
   Interest expense                                                                               (43,774)
   Acquisition intangible amortization                                                            (25,450)
   Corporate expenses                                                                             (20,473)
   Gain on sale of Denver Newspapers, Inc.
     common stock                                                                                  30,958
   Other                                                                                            5,323
                                                                                             ------------
     Consolidated income from continuing operations before income taxes                      $     75,331
                                                                                             ============
---------------------------------------------------------------------------------------------------------

Nine Months Ended September 27, 1998
Consolidated revenues *                        $    383,514   $    123,856   $     97,355    $    604,725
                                               ===========================================================

Segment operating cash flow                    $    114,049   $     34,942   $     15,899    $    164,890
Allocated amounts:
   Equity in net income of
     unconsolidated affiliates                        1,742                         9,524          11,266
   License fees from unconsolidated affiliate                                         703             703
   Depreciation and amortization                    (18,450)        (7,462)        (5,068)        (30,980)
                                               ----------------------------------------------------------
     Segment profit                            $     97,341   $     27,480   $     21,058         145,879
                                               ==========================================

Unallocated amounts:
   Interest expense                                                                               (47,223)
   Acquisition intangible amortization                                                            (25,622)
   Corporate expenses                                                                             (16,535)
   Other                                                                                              388
                                                                                             ------------
     Consolidated income from continuing operations before income taxes                      $     56,887
=========================================================================================================

* Intercompany revenues are less than 1% of consolidated revenues and have been eliminated.

         7. The following tables set forth the computation of basic and diluted earnings per share from continuing operations:

                                               Quarter Ended September 26, 1999             Quarter Ended September 27, 1998
                                          ----------------------------------------      ---------------------------------------
                                           Income        Shares        Per Share          Income        Shares       Per Share
(In thousands, except per share amounts) (Numerator)  (Denominator)      Amount         (Numerator)  (Denominator)     Amount
                                          ---------   -------------    -----------      -----------  -------------   ----------
Basic EPS
Income from continuing operations
   available to common stockholders        $25,628         26,372     $    0.97         $10,103         26,613      $    0.38
                                                                      =========                                     =========

Effect of dilutive securities
Stock options                                                 260                                          251
Restricted stock and other                      (8)           130                            (5)            85
                                           ----------------------                       ----------------------

Diluted EPS
Income from continuing operations
   available to common stockholders
   and assumed conversions                 $25,620         26,762     $    0.96         $10,098         26,949      $    0.37
                                           ====================================         =====================================

                                          Nine Months Ended September 26, 1999         Nine Months Ended September 27, 1998
                                         -------------------------------------         ------------------------------------
                                           Income        Shares      Per Share          Income        Shares       Per Share
(In thousands, except per share amounts) (Numerator) (Denominator)    Amount          (Numerator)  (Denominator)     Amount
                                         ----------   -----------    ---------         ---------    -----------    ----------
Basic EPS
Income from continuing operations
   available to common stockholders       $44,500         26,534     $    1.68         $36,291         26,565      $    1.37
                                                                     =========                                     =========

Effect of dilutive securities
Stock options                                                262                                          252
Restricted stock and other                    (27)           121                           (16)            78
                                          ----------------------                       ----------------------

Diluted EPS
Income from continuing operations
   available to common stockholders
   and assumed conversions                $44,473         26,917     $    1.65         $36,275         26,895      $    1.35
                                          ====================================         =====================================


   8. The Company invested in the common stock of Hoover's, Inc. (Hoover's) beginning in 1997. During July 1999, Hoover's sold stock to the public and began trading on the NASDAQ stock exchange resulting in a readily determinable market value for Hoover's. The Company has reflected its investment in Hoover's (included in the accompanying balance sheet in Other Assets) at fair value and recognized an increase in comprehensive income aggregating $12.1 million, net of tax, for the unrealized gain on the investment during the third quarter.
Comprehensive income for the three and nine month periods ended September 26, 1999, was $42.6 million and $70.3 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Media General is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, broadcast television, recycled newsprint production, and diversified information services.

The Company's fiscal year ends on the last Sunday in December.

ACQUISITIONS AND DISPOSITIONS

On October 1, 1999, the Company completed the sale of its Cable operations, located primarily in Fairfax County and Fredericksburg, Virginia, to Cox Communications, Inc., for approximately $1.4 billion in cash. See Note 3 of this Form 10-Q for further details about the Cable disposition. See Note 2 of this Form 10-Q for information about 1999 and 1998 acquisitions and dispositions which affect Segment comparability.

CONSOLIDATED OPERATING RESULTS
(In thousands, except per share data)

                                           Third Quarter Ended                             Nine Months Ended
                               -----------------------------------------        ----------------------------------------
                                 Sept. 26,      Sept. 27,                        Sept. 26,      Sept. 27,
                                   1999           1998         Change              1999           1998          Change
                               -----------     -----------   -----------        ----------     -----------   -----------
Revenues                       $   191,879     $   197,172       (3) %          $  583,244     $   604,725          (4) %
Operating Income                    25,577          26,243       (3)                77,657          88,135         (12)
Income from Continuing
   Operations                       25,628          10,103      154                 44,500          36,291          23
Income from Discontinued
   Cable Operations                  4,818           4,352       11                 13,708          12,450          10
Net income                          30,446          14,455      111                 58,208          48,741          19
Earnings Per Share                    1.15            0.54      113                   2.19            1.83          20
Earnings Per Share -
    Assuming Dilution                 1.14            0.54      111                   2.16            1.81          19

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

Operating income, in the tables that follow, differs from segment profit, as presented in Note 5 of this Form 10-Q, because segment profit includes equity income from unconsolidated affiliates.

PUBLISHING
(In thousands)

                                           Third Quarter Ended                             Nine Months Ended
                               -----------------------------------------        ----------------------------------------
                                 Sept. 26,      Sept. 27,                        Sept. 26,      Sept. 27,
                                   1999           1998         Change              1999           1998          Change
                               -----------     -----------   -----------        ----------     -----------   -----------
Revenues                       $   127,105     $   125,298          1 %         $  385,809     $   383,514          1 %
Operating Expenses                  90,540          94,266         (4)             278,502         287,915         (3)
Operating Income                    36,565          31,032         18              107,307          95,599         12
Depreciation &
     Amortization                    6,552           6,275          4               19,266          18,450          4
Operating Cash Flow                 43,117          37,307         16              126,573         114,049         11

The preceding table contains the operating results of the Publishing Segment, including acquisitions and dispositions. As a direct result of net acquisitions and dispositions, Publishing Segment revenues decreased $1.2 million and $4.5 million, while operating income increased $.1 million and $1.5 million in the third quarter and first nine months of 1999 over the comparable prior-year periods.

Excluding acquisitions and dispositions, Publishing revenues rose $3 million in the quarter and $6.8 million in the year-to-date period of 1999 from the comparable 1998 periods. At the Company's three largest metropolitan newspapers, revenues increased $1.9 million and $4.4 million in the third quarter and year to date due to increased average advertising rates (up 3.5% in both periods) which were partially offset by a decline in linage (down 1.1% and 1.8%, respectively). These quarterly and year-to-date increases were principally the result of strong performances in general advertising (led by the automotive and telecommunications categories) and classified advertising (driven by the employment category), partially offset by weak retail advertising primarily in the department store and electronics categories. Additionally, the Company's daily and weekly community newspapers posted revenue increases of $.9 million and $2 million over last year's third quarter and nine months, primarily on the strength of classified revenues (generated by the automotive and employment categories).

Publishing operating expense, excluding acquisitions and dispositions, dropped $2.4 million and $3.4 million in the third quarter and first nine months of 1999. These decreases were more than fully accounted for by a $3.6 million and $7.2 million decrease in newsprint expense in the current quarter and year to date as a result of lower cost per ton (down 20% and 12%), partially offset by increases of 10% and 6% in depreciation and amortization expense. Additionally, employee compensation and benefit expense rose $1.6 million in the year to date due to enhanced employee benefit offerings.

Excluding acquisitions and dispositions, operating income for the Publishing Segment rose $5.4 million and $10.2 million in the third quarter and first nine months of 1999 from the prior-year periods. The improved operating results were due to strong general and classified advertising revenues, coupled with a meaningful drop in newsprint expense from both the third quarter and first nine months of last year. Together, these were more than sufficient to offset increased depreciation and amortization expense and higher year-to-date employee compensation and benefit expense.

On June 30, 1999, the Company completed the sale of 20% of the outstanding common stock of Denver Newspapers, Inc. (DNI) to MediaNews Group, Inc. (see Note 2 of this Form 10-Q); the Company retained a 20% ownership in the common stock of DNI. Investment income earned from that affiliate decreased $.6 million (from income of $.3 million in 1998 to a loss of $.3 million in 1999) in the third quarter and $2.4 million (from income of $1.7 million in 1998 to a loss of $.7 million in 1999) in the year to date from the equivalent prior-year periods. These comparisons reflect the Company's 40% ownership in 1998, versus its 20% ownership beginning June 30, 1999. The reduced income was primarily attributable to increased circulation, production and newsprint expenses, which were only partially mitigated by a rise in both circulation and advertising revenues, all the result of circulation gains in the intensely competitive Colorado market.

BROADCAST TELEVISION
(In thousands)

                                           Third Quarter Ended                             Nine Months Ended
                                ----------------------------------------        ----------------------------------------
                                 Sept. 26,      Sept. 27,                        Sept. 26,      Sept. 27,
                                   1999           1998         Change              1999           1998          Change
                               -----------     -----------   -----------        ----------     -----------   -----------
Revenues                       $    39,516     $    39,096          1 %         $  120,687     $   123,856         (3)%
Operating Expenses                  32,160          31,588          2               96,109          96,376        ---
Operating Income                     7,356           7,508         (2)              24,578          27,480        (11)
Depreciation &
     Amortization                    2,793           2,375         18                8,216           7,462         10
Operating Cash Flow                 10,149           9,883          3               32,794          34,942         (6)

Broadcast revenues were up slightly in the third quarter, but fell $3.2 million in the first nine months of the year. The quarterly increase resulted from a 13% rise in local advertising revenues, largely offset by weak national time sales (down 25%) at the Company's largest station, WFLA-TV (NBC) in Tampa, Florida, combined with reduced political ad revenues (down 54%) throughout the Segment. The year-to-date decrease was influenced by similar factors, but to differing degrees. Increased local revenues, up $4.9 million on the strength of good automotive and department store revenues, were more than offset by a $4.7 million drop in national revenues at WFLA spawned by a generally soft national market, combined with a $3.6 million decrease in political revenues due to the absence of congressional and presidential elections this year. Additionally, revenues at Professional Communications, Inc. (PCS), the Company's provider of equipment and studio design services, were weak in both the quarter and year to date as customers displayed uncertainty regarding which digital equipment to purchase as the FCC-mandated timetable to switch from analog to digital approaches. The Segment's lower national and political advertising revenues reflect the decreased time sales which have resonated throughout the broadcast industry; however, the Segment's percentage decrease in overall time sales was smaller than that posted by the industry as a whole.

Operating expense in the Broadcast Segment increased modestly in the current quarter, while remaining essentially flat for the year-to-date period. These relatively consistent expense levels were produced by the offsetting combination of decreased cost of sales at PCS, associated with lower equipment sales, together with increased programming costs (up 11% and 12%, respectively) in the third quarter and first nine months of 1999 and higher employee compensation and benefit expense (up 3.5% in both periods). These cost increases reflected enhanced employee benefits provided by the Company and improved program offerings. Higher quality syndicated programming and locally produced newscasts have resulted in increased audience share at eight of the Company's thirteen stations as shown in the May ratings books.

Broadcast operating income remained essentially even with last year's third quarter results, but decreased $2.9 million in the first nine months of 1999 compared to the equivalent year-ago period. The year-to-date drop was attributable to a decline in political advertising revenues and a weak performance at WFLA-TV, combined with higher programming costs and compensation expense.

NEWSPRINT
(In thousands)

                                           Third Quarter Ended                             Nine Months Ended
                               -----------------------------------------        ----------------------------------------
                                 Sept. 26,      Sept. 27,                        Sept. 26,      Sept. 27,
                                   1999           1998         Change              1999           1998          Change
                               -----------     -----------   -----------        ----------     -----------   -----------
Revenues                       $    25,258     $    32,778        (23)%         $   76,748     $    97,355        (21)%
Operating Expenses                  29,219          29,702         (2)              86,161          86,524        ---
Operating Income (Loss)             (3,961)          3,076        ---               (9,413)         10,831        ---
Depreciation &
     Amortization                    1,919           1,661         16                5,671           5,068         12
Operating Cash Flow                 (2,042)          4,737        ---               (3,742)         15,899        ---

Newsprint Segment revenues decreased $7.5 million and $20.6 million in the current quarter and first nine months of 1999, reflecting the results of the Company's Garden State Paper (Garden State) newsprint mill, located in Garfield, New Jersey. This decline resulted from decreases of 21% and 15% in the average realized selling price per ton for the quarterly and year-to-date periods ended September 26, 1999, combined with declines of 3% and 8% in tons sold. Although newsprint selling prices have recently stabilized, they had decreased steadily over the first seven months of 1999. Average realized newsprint selling prices fell from $528 per ton in December of 1998 to $417 per ton in September of 1999, due primarily to an excess supply from overseas. However, a price increase was announced in October.

Newsprint Segment operating expense decreased only moderately in both the third quarter and first nine months of 1999 from the similar 1998 periods. The quarterly decrease resulted from an 11% reduction in energy costs due to deregulation of electricity rates combined with a 7% decrease in the cost of Garden State's principal raw material, recovered newspapers (ONP), partially offset by a rise in other production costs. Year-over-year expense levels decreased minimally as the result of lower production costs coupled with a 3% decrease in energy costs, partially offset by a 3% rise in ONP expense.

Newsprint operating income declined $7 million and $20.2 million in the third quarter and year-to-date period of 1999, retreating from profits of $3.1 million and $10.8 million, to losses of $4 million and $9.4 million in the comparable 1999 periods. The decrease resulted primarily from erosions of $106 and $76 in average realized selling price per ton for the current quarter and year-to-date periods compared to the equivalent prior-year periods.

The Company's investment income from its Southeast Paper Manufacturing Company (SEPCO) newsprint affiliate decreased $1.8 million and $2.9 million in the current quarter and first nine months of 1999 from the comparable year-ago periods. SEPCO's revenues fell 13.1% and 6.7% in the third quarter and year to date of 1999 despite a 1.8% and 4.4% rise in tons sold. Average realized selling price declined 14.3% and 9.9% in the third quarter and year-to-date periods of 1999, reflecting the adverse pricing environment which continues to reverberate throughout the newsprint industry.

INTEREST EXPENSE

Interest expense of $13.6 million and $43.8 million represented a $1.7 million and $3.4 million decrease in the third quarter and first nine months of 1999 from the comparable year-earlier periods. The decreases were due to a $135 million and $74 million decline in average debt outstanding, as the Company used funds generated from operations combined with the proceeds generated from the DNI transactions and the sale of WHOA-TV in Montgomery (see Note 2 of this Form 10-Q for further details on these transactions) to reduce its outstanding debt. The Company's average effective borrowing rate approximated 7% in the third quarter and first nine months of both 1999 and 1998.

Throughout the third quarter, the Company had interest rate swaps totaling $725 million with maturities ranging from less than one year to five years. These swap agreements effectively converted most of the Company's variable rate debt to fixed rate debt at interest rates approximating 6.8%.

INCOME TAXES

The Company's effective tax rate on income from continuing operations was approximately 41% in the third quarter and first nine months of 1999, up from approximately 36% in the previous year's comparable periods due to a reduction in tax benefits related to the Company's investment in unconsolidated affiliates and an adverse change in tax law limiting the deductibility of company-owned life insurance. Income tax expense rose $11.8 million and $10.2 million from the third quarter and first nine months of 1999 due to pretax earnings increases of $27.3 million and $18.4 million.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations for 1999's third quarter was $25.6 million ($0.97 per share, or $0.96 per share - assuming dilution) compared to $10.1 million ($0.38 per share, or $0.37 per share - assuming dilution) in the equivalent prior-year quarter. This $15.5 million increase was more than fully accounted for by the $19 million gain related to the sale of 20% of the outstanding common stock of Denver Newspapers, Inc., combined with a 16% rise in Publishing Segment profits. However, these positive profit impacts were significantly offset by the Company's Newsprint Segment which produced a $9 million negative quarter-over-quarter swing from a $5.3 million profit in 1998 to a $3.7 million loss in 1999, as newsprint prices continued to be subject to disadvantageous supply and demand factors.

Income from continuing operations in the first nine months of 1999 was $44.5 million ($1.68 per share, or $1.65 per share - assuming dilution) compared to $36.3 million ($1.37 per share, or $1.35 per share - assuming dilution) in the comparable year-ago period. This $8.2 million increase was more than fully attributable to the same factors which influenced the third quarter: the gain from the sale of DNI common stock together with a 9.5% increase in Publishing Segment profits, partially offset by a 111% drop in the Newsprint Segment's profitability from the equivalent prior-year period.

INCOME FROM DISCONTINUED CABLE OPERATIONS

As previously mentioned, on October 1, 1999, the Company consummated the sale of its Cable operations to Cox Communications, Inc. Income from discontinued Cable Television operations increased $.5 million and $1.3 million in the third quarter and first nine months of 1999. Although revenues at the Company's Fairfax County, Virginia, cable system rose as a result of a 1.3% growth in the number of subscribers combined with a rate increase implemented in the third quarter of this year, the impact of the increase was essentially offset by a rise in franchise fees precipitated by higher revenues.

Cable Segment results in 1999 also included income from the Company's Greater Washington Interconnect (GWI) affiliate. GWI is a cable advertising interconnect formed with several other cable providers in the metropolitan Washington, D.C., area for the purpose of collectively selling national and regional spot advertising throughout the region. GWI provided $.4 million and $1.3 million of income in the third quarter and first nine months of this year.

LIQUIDITY AND CAPITAL RESOURCES

Funds generated by operating activities during the first nine months of 1999 totaled $128.1 million, up $25 million from the comparable period of 1998. The increase was due to a combination of factors, including: cash distributions from unconsolidated affiliates in excess of $22 million over the prior year, an increase in working capital accounts (most notably income taxes payable), partially offset by a $9.5 million reduction in net income (excluding the $19 million gain related to the sale of DNI common stock). Funds generated from operating and financing activities, coupled with the proceeds from the sale of DNI common stock, the redemption of DNI preferred stock, and the sale of WHOA-TV, supplied $130 million to reduce long-term debt, $48.1 million for capital expenditures, $13.6 million for redemption of stock (see Note 5 of this Form 10-Q), and $12.1 million for the payment of dividends to stockholders. Total debt outstanding at September 26, 1999, was $797.9 million, down $130.2 million from the year-end level of $928.1 million. The Company's unused credit lines available from its committed revolving credit facility were $465 million at September 26, 1999.

Subsequent to the end of the quarter, the Company received approximately $1.4 billion from the sale of its Cable Segment. Proceeds from the transaction were used to pay-off all outstanding debt under the Company's revolving credit agreements and to unwind the associated interest rate swaps. The Company has invested the remaining proceeds and anticipates paying taxes in excess of $500 million related to this transaction in the first quarter of 2000. The Company foresees that the remaining proceeds, coupled with internally generated funds from operations, as well as from existing credit facilities, will be more than adequate to finance possible acquisitions, projected capital expenditures, dividends to stockholders, a possible stock repurchase program, and other cash needs of the Company.

YEAR 2000

The Company has addressed issues regarding the transition to the Year 2000 through a specially created task force comprised of corporate, divisional and operating unit personnel. The project was divided into five phases: 1)
identification/analysis, 2) plan development/scheduling, 3) remediation, 4) testing/integration, and 5) monitoring/continuous improvement. Based on the successful completion of substantially all of the aforementioned phases, the Company believes its significant systems are ready for the Year 2000 and that the project will be complete well before the end of the fourth quarter.

Inherent in all phases of the above was the assessment of the Year 2000 compliance by key suppliers and customers. The Company has made formal communications with essentially all of these parties and most have indicated that there should be no disruption in their relationships with us. However, the Company cannot assure timely compliance of third parties and therefore could be adversely affected by failure of a significant third party to become Year 2000 compliant.

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


OUTLOOK

The sale of the Company's Cable operations has provided unprecedented resources and significant financial flexibility, both of which will facilitate the Company's ability to capitalize on attractive growth opportunities. The Company continues to review and evaluate its options as to the most advantageous long-term use of the proceeds to further enhance shareholder value. The Company has used a portion of the proceeds to eliminate bank debt and expects to use some of the remaining funds to initiate a stock repurchase program and to make strategic acquisitions in the Southeast if attractive opportunities arise. In any event, the sale of the Cable operations allows for increased directional focus toward newspapers and broadcast television in the Company's chosen southeastern markets.

                           PART II. OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

         27.1 Financial Data Schedule for the period ended September 26, 1999.

         27.2 Restated Financial Data Schedule for the period ended September 27, 1998.

(b)      Reports on Form 8-K

         On October 15, 1999, the Company filed a Form 8-K to report the October 1, 1999, sale of its Cable operations to Cox Communications, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MEDIA GENERAL, INC.



DATE:   November 9, 1999              /s/ J. Stewart Bryan III
                                      ------------------------------------------
                                      J. Stewart Bryan III, Chairman, President
                                      and Chief Executive Officer



DATE:   November 9, 1999              /s/ Marshall N. Morton
                                     -------------------------------------------
                                     Marshall N. Morton
                                     Senior Vice President and Chief Financial
                                     Officer