Form 10-K
period 1999-12-31
MEDIA GENERAL INC
filed 2000-03-24
CIK 216539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 26, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act:   None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X    No
                                                   ---      --------
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [_]

         The aggregate market value of voting stock held by nonaffiliates of the registrant, based upon the closing price of the Company's Class A Common Stock as reported on the American Stock Exchange, as of February 27, 2000, was approximately $1,141,000,000.

         The number of shares of Class A Common Stock outstanding on February 27, 2000, was 25,050,493. The number of shares of Class B Common Stock outstanding on February 27, 2000, was 556,574.

         Part I, Part II and Part IV incorporate information by reference from the Annual Report to Stockholders for the year ended December 26, 1999. Part III incorporates information by reference from the proxy statement for the Annual Meeting of Stockholders to be held on May 19, 2000.

                         Index to Media General, Inc.

        Annual Report on Form 10-K for the Year Ended December 26, 1999


Item No.                                                                                                  Page

                                     Part I
1.     Business
              General                                                                                        1
              Publishing                                                                                     2
              Broadcast Television                                                                           3
              Newsprint                                                                                      6
2.     Properties                                                                                            7
3.     Legal Proceedings                                                                                     8
4.     Submission of Matters to a Vote of Security Holders                                                   8
Executive Officers of Registrant                                                                             9

                                     Part II

5.     Market for Registrant's Common Equity and Related Stockholder Matters                                 9
6.     Selected Financial Data                                                                               9
7.     Management's Discussion and Analysis of Financial Condition and Results
              of Operation                                                                                   9
7A.    Quantitative and Qualitative Disclosures About Market Risk                                            9
8.     Financial Statements and Supplementary Data                                                          10
9.     Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure                                                                          10

                                    Part III

10.    Directors and Executive Officers of the Registrant                                                   10
11.    Executive Compensation                                                                               10
12.    Security Ownership of Certain Beneficial Owners and Management                                       10
13.    Certain Relationships and Related Transactions                                                       10

                                     Part IV

14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                                      11

Schedule II                                                                                                 12
Index to Exhibits                                                                                           13
Signatures                                                                                                  17

                                    Part I

Item 1.  Business

                                    General

         Media General, Inc., is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, broadcast television, interactive media, recycled newsprint production, and diversified information services. The Company employs approximately 8,200 people on a full or part-time basis. The Company's businesses are somewhat seasonal; the second and fourth quarters are typically stronger than the first and third quarters.

         As part of the Company's continuing commitment to strengthen its presence in the Southeast, it has completed a series of strategic acquisitions, exchanges, investments and divestitures over the past several years which has significantly intensified its focus on southeastern newspapers and broadcast television stations. In October 1999, the Company sold its cable operations to Cox Communications, Inc., for approximately $1.4 billion in cash. The Company recorded a gain of $799 million (net of income taxes of $510 million) which is subject to resolution with the buyer of certain post-closing adjustments relating to working capital and income tax matters. Immediately following the sale, approximately $735 million of the proceeds were used to repay all amounts outstanding under the Company's revolving credit agreements and to terminate the associated interest rate swaps; the remaining proceeds were invested principally in prime-rated commercial paper. In June 1999, the Company sold 20% of the outstanding common stock of Denver Newspapers, Inc. (Denver), the parent company of The Denver Post (a Colorado daily newspaper), for $39 million, resulting in a $19 million after-tax gain. The Company still retains 20% ownership of the common stock of Denver. Additionally, the Company's preferred stock investment in Denver was redeemed in June 1999, for $34 million plus $19.2 million of accrued but unpaid dividends. In May 1999, the Company sold its WHOA-TV station in Montgomery, Alabama, for approximately $8 million.

         The aforementioned transactions allow the Company the financial flexibility to focus on increasing its southeastern presence through those media segments, namely newspapers and broadcast television, where the Company believes it has achieved critical mass. In December 1999, the Company announced an agreement to acquire Spartan Communications, Inc. (Spartan) for approximately $605 million. Spartan owns 12 network-affiliated stations and operates one UPN affiliate under a local marketing agreement; eight of these stations are located in the Southeast. This transaction is expected to close early in the second quarter of 2000.

         In December 1999, the Board of Directors authorized a program to repurchase up to $250 million of the Company's Class A common stock. As of February 27, 2000, 1.1 million shares had been repurchased at a cost of approximately $57 million.

         In January 1998 the Company acquired, for approximately $93 million, the assets of the Bristol Herald Courier, a daily newspaper in southwestern Virginia (circulation - 42,000 daily, 44,000 Sunday), and two affiliated weekly newspapers (circulation - 5,000 weekly). In July 1998 the Company acquired, for approximately $40 million, the assets of the Hickory Daily Record, a daily newspaper in northwestern North Carolina (circulation - 19,000 daily, 21,000 Sunday). Additionally, in June 1998, the Company completed the sale of its Kentucky newspaper properties for approximately $24 million.

         In January 1997, the Company acquired Park Acquisitions, Inc., parent of Park Communications, Inc. (Park), which included ten network affiliated television stations, 28 daily newspapers and 82 weekly newspapers. The total consideration approximated $715 million. In conjunction with this acquisition, and as intended, the Company sold certain of the former Park properties, most all of which were located outside of the Southeast, for approximately $147 million and purchased new properties for approximately $53 million. These purchases were the Potomac News (Woodbridge, Virginia; circulation - 20,000 daily, 24,000 Sunday) in February 1997, The Reidsville Review (Reidsville, North Carolina) and The Messenger (Madison, North Carolina) in April 1997. In August 1997 the Company exchanged WTVR-TV (Richmond, Virginia), a station acquired from Park, for three other stations, WSAV-TV (Savannah, Georgia), WJTV-TV (Jackson, Mississippi) and WHLT-TV (Hattiesburg, Mississippi), in order to comply with the Federal Communication Commission's requirement that WTVR-TV be divested within one year of its January 1997 purchase date.

                               Industry Segments

         The Company is engaged in three significant industry segments. For financial information related to these segments see pages 27 through 29 of the 1999 Annual Report to Stockholders, which are incorporated herein by reference. Additional information related to each of the Company's significant industry segments is included below.

Publishing Business

         At December 26, 1999, the Company's wholly owned publishing operations included daily and Sunday newspapers in Virginia, Florida and North Carolina. For a listing of the Company's daily and Sunday newspapers by location, see page 3 of the 1999 Annual Report to Stockholders, which is incorporated herein by reference. Combined daily circulation for the Virginia, Florida and North Carolina newspapers in 1999 was 377,000, 233,000 and 167,000, respectively; combined Sunday circulation for these newspapers was 426,000, 314,000 and 179,000, respectively. The Company also owns weekly newspapers, shoppers and other publications in Virginia, Florida and North Carolina, with weekly circulation of 33,000, 2,000 and 19,000, respectively; and it holds 20% of the common stock of the Denver Post Corporation, the parent company of The Denver Post, a daily newspaper in Denver, Colorado. Additionally, the Company owns Media General Financial Services, Inc., which compiles and makes available both current and historical data on publicly traded companies to a broad spectrum of users, including many online financial data services, and also offers other specialized financial products. In August 1999, the Company invested in AdOne, L.L.P., the leading online database of classified advertising.

         The newspaper publishing industry in the United States is comprised of hundreds of public and private companies ranging from large national and regional companies, publishing multiple newspapers across many states, to small privately held companies publishing one newspaper in one locality. The trend in the publishing industry (as well as the Broadcast industry) has been towards consolidation. Generally, larger companies, like Media General, have acquired smaller family-owned entities based upon their availability; these properties do not reappear on the market unless the larger companies make strategic decisions to exit a particular market or to exit a segment of their business. Acquisitions and growth achieved by the Company over the past several years have placed the Company's newspaper circulation among the top twenty in the United States and have situated the Company among the top fifteen publicly-held newspaper publishers in the country based on revenue. Moreover, the Company has achieved the number three position in circulation in its chosen southeastern area of focus, with its publications reaching nearly one million households across the Southeast every week. Additionally, the Company's online news, information and entertainment services have become increasingly important as they reach additional viewers and readers without geographic restriction; virtually all of the Company's daily newspapers have expanded their reach with Web sites.

         All of the Company's newspapers compete for circulation and advertising with other newspapers published nationally and in nearby cities and towns and for advertising with magazines, radio, broadcast and cable television, the internet and other promotional media. All of the newspapers compete for circulation principally on the basis of content, quality of service and price.

         The primary raw material used by the Company in its publishing operations is newsprint, which is purchased from various Canadian and United States sources, including Garden State Paper Company, Inc., a wholly owned subsidiary of the Company, and SP Newsprint Company, in which the Company owns a one-third equity interest. The publishing operations of the Company consumed approximately 137,000 tons of newsprint in 1999. Management of the Company believes that sources of supply under existing arrangements will be adequate in 2000.

Broadcast Television Business

         The ownership, operation and sale of broadcast television stations, including those licensed to the Company, are subject to the jurisdiction of the Federal Communications Commission (FCC), which engages in extensive and changing regulation of the broadcasting industry under authority granted by the Communications Act of 1934 (Communications Act), as most recently amended by the Telecommunications Act of 1996 (1996 Telecom Act). The Communications Act requires broadcasters to serve the public interest. Among other things, the FCC assigns frequency bands; determines stations' locations and operating power; issues, renews, revokes and modifies station licenses; assigns and controls changes in ownership or control of station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; regulates certain program content; has the authority to impose penalties for violations of its rules or the Communications Act; and imposes annual fees on stations.

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

         Reference should be made to the Communications Act, the 1996 Telecom Act, the Children's Television Act and the FCC's rules, public notices and rulings for further information concerning the nature and extent of federal regulation of broadcast television stations.

         The Broadcast Television Division operates thirteen network-affiliated television stations in the southeastern United States. The following table sets forth certain information on each of these stations:

                                                                                      Expiration       Expiration
                                  National                                              Date of          Date of
      Station Location             Market           Station          Audience             FCC            Network
      and Affiliation             Rank (a)        Rank (a) *       % Share (a) *      License (b)       Agreement
      ---------------             --------        ----------       -------------      -----------       ---------
      WFLA-TV  NBC                   13               2                 13%             2/1/05           12/31/04
      Tampa, FL

      WIAT-TV  CBS                   39               4                  9%             4/1/05           12/31/04
      Birmingham, AL

      WJWB-TV  WB                    52               3                  7%             2/1/05            1/12/04
      Jacksonville, FL

      WTVQ-TV  ABC                   66               2                 11%             8/1/05             1/1/06
      Lexington, KY

      WSLS-TV  NBC                   68               2                 13%            10/1/04            10/1/05
      Roanoke, VA

      WDEF-TV  CBS                   84               3                 14%             8/1/05           12/31/04
      Chattanooga, TN

      WJTV-TV  CBS                   89               1                 19%             6/1/05           12/31/04
      Jackson, MS

      WJHL-TV  CBS                   92               2                 16%             8/1/05           12/31/04
      Johnson City, TN

      WSAV-TV  NBC                  100               2                 10%             4/1/05            9/30/04
      Savannah, GA

      WCBD-TV  NBC                  104               2                 15%            12/1/04           12/31/04
      Charleston, SC

      WNCT-TV  CBS                  106               1                 17%            12/1/04           12/31/04
      Greenville, NC

      WHLT-TV  CBS                  167               2                  9%             6/1/05            8/31/05
      Hattiesburg, MS

      KALB-TV  NBC                  177               1                 29%             6/1/05            10/1/05
      Alexandria, LA


(a)  Source: November 1999 Nielsen Rating Books.
(b) Television broadcast licenses are granted for maximum terms of eight years and are subject to renewal upon application to the FCC.
*    Sign-On to Sign-Off.

         Pending the close of the Spartan acquisition early in the second quarter of 2000, the Company will also operate the following network-affiliated stations as well as one UPN affiliate:

                                                                                          Expiration           Expiration
                                  National                                                  Date of              Date of
      Station Location             Market           Station             Audience             FCC                Network
      and Affiliation             Rank (a)          Rank (a) *          % Share (a) *      License (b)          Agreement
      ---------------             --------          ----------         -------------      -----------           ---------
      WSPA-TV  CBS                   35                  1                   17%            12/1/04              6/30/05
      Greenville, SC
      Spartanburg, SC
         Satellite:
         WNEG-TV,
            Toccoa, GA

      WASV-TV  UPN, (c)              35                  5                    2%            12/1/04             10/31/07
            Anderson, SC
            Asheville, NC

      WKRG-TV  CBS                   62                  1                   18%             4/1/05               4/2/05
      Mobile, AL
      Pensacola, FL

      KWCH-TV  CBS                   65                  1                   19%             6/1/06              6/30/05
      Wichita, KS
         Satellites in Kansas:
         KBSD-TV, Dodge City
         KBSH-TV, Hays
         KBSL-TV, Goodland

      WJBF-TV  ABC                  115                  2                   19%             4/1/05               3/6/05
      Augusta, GA

      WBTW-TV  CBS                  116                  1                   24%            12/1/04              6/30/05
      Florence, SC
      Myrtle Beach, SC

      WRBL-TV  CBS                  127                  2                   16%             4/1/05              3/31/05
      Columbus, GA

      KIMT-TV  CBS                  153                  2                   15%             2/1/06              6/30/05
      Mason City, IA

      WMBB-TV  ABC                  157                  2                   17%             2/1/05               3/6/05
      Panama City, FL

(a)  Source: November 1999 Nielsen Rating Books.
(b) Television broadcast licenses are granted for maximum terms of eight years and are subject to renewal upon application to the FCC.
(c)  This station is operated by the Company under a local marketing agreement.
*    Sign-On to Sign-Off.

         The primary source of revenues for the Company's television stations is the sale of time to national and local advertisers. Since each of the stations is network-affiliated, additional revenue is derived from the network programming carried by each. All of these stations have also established a presence on the Web.

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

         The television broadcast industry presently is implementing the transition from analog to digital (DTV) technology in accordance with a mandated conversion timetable established by the FCC. The Company's Tampa television station has begun digital broadcasting; the Company's other television stations must begin DTV service by May 1, 2002.

         Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company's broadcast television stations and affect the ability of the Company to acquire additional stations. In addition to the matters noted above, these include, for example, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (such as alcoholic beverages) and ownership rule changes. Other matters that could potentially affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as satellite radio and television broadcast service, wireless cable systems, low-power television stations, radio technologies, the advent of telephone company participation in the provision of video programming services, and Internet delivered broadcast services.


Newsprint Business

         Media General's newsprint operations consist of the Garden State Paper Company (GSP), a wholly owned newsprint mill in Garfield, New Jersey, with an annual capacity of 242,000 short tons, and a one-third interest in SP Newsprint Company (SPNC) which operates mills in Dublin, Georgia, and Newberg, Oregon, with an annual capacity of 960,000 short tons. Both the GSP facility and the Dublin mill use Media General's proprietary de-inking technology to produce 100 percent recycled, high quality newsprint from recovered old newspapers (ONP). Media General's share of the combined total capacity of all three facilities is approximately 560,000 short tons. Media General is the nation's leading producer of 100 percent recycled newsprint. The Company also earns licensing fees pursuant to a contract with SPNC, in addition to its share of operating results.

         Garden State competes with approximately twenty Canadian and American companies in selling newsprint, its sole product, to newspaper publishers. Consolidation within the newsprint industry has resulted in the three largest North American manufacturers (Bowater, Abitibi, Donohue) controlling more than 50% of the production capacity. This is expected to provide for more price stability and should benefit smaller producers like Garden State. Competition is based principally on price, quality of product and service, although the percentage of recovered fiber contained in manufactured newsprint is important to newspaper publishers to meet various existing and proposed state and federal standards.

         In the past decade, environmentally driven legislation, as well as both the publishing and newsprint industries, have encouraged the use of recycled paper. Consequently, newspaper recycling rates rose steadily and increased supply led to a gradual decline in ONP prices throughout all of 1996 and into 1997, with prices beginning to stabilize towards the close of 1997. However, 1998 and 1999 showed moderate increases in ONP prices due to increased export demand to the Far East as well as greater local competition within the industry. Media General's strategically located and cost-effective newsprint recycling facilities have helped assure the Company of adequate supplies of ONP.

         The newsprint business has historically been a cyclical industry and as newsprint has become more of a global commodity, the delicate balance between supply and demand has been constantly challenged. In 1994, newsprint demand was on the rise, producing higher selling prices as most mills reached 96-97 percent of operating capacity. The trend upward continued through 1995, enabling Media General's newsprint operations to implement four price increases during that year. Prices peaked in early 1996 and then declined throughout the remainder of the year. However, prices began a gradual and steady ascent in 1997 and leveled out during 1998. Newsprint prices fell sharply throughout the first half of 1999 as production capacity increased in foreign countries resulting in an excess supply; only modest improvement was seen during the latter portion of the year. These dramatic year-over-year pricing swings have a significant effect on the performance of the Company's Newsprint Segment.

Item 2.  Properties

         The recently completed headquarter buildings of Media General, Inc. (occupied in 1998), and the Richmond Times-Dispatch (occupied in early 2000) are adjacent to one another in downtown Richmond, Virginia. The Company currently leases both of these headquarter buildings and has an option to buy them. The Richmond newspaper is printed at a production and distribution facility located on an 86 acre site in Hanover County, Virginia, near Richmond; the acreage beyond the foreseeable needs of the Company is being actively marketed. The Company owns nine other daily newspapers in Virginia, all of which are printed in or around their respective cities at production and distribution facilities situated on parcels of land ranging from one-half acre to six acres. The Tampa, Florida, newspaper is located in a single unit production plant and office building located on a six acre tract in that city. The headquarters of the Company's Brooksville and Sebring, Florida, daily newspapers are located on leased property in their respective cities; however, these newspapers are printed at the Tampa production facility. The Winston-Salem newspaper is headquartered in one building in downtown Winston-Salem. Its newspapers are printed at a production and distribution facility located on a nearby 12 acre site. The remaining seven daily newspapers in North Carolina are printed at production and distribution facilities on sites which range from one-half acre to seven acres, all located in or around their respective cities. The Company owns substantially all of its newspaper production equipment, production buildings and the land where these production facilities reside.

         The Company's station, WFLA-TV in Tampa, Florida, now occupies its recently completed headquarters and studio building, which is leased by the Company with an option to buy. This building, which adjoins The Tampa Tribune, provides the television station with the ability to broadcast digital signal as well as a new and expanded newsroom for the Tampa newspaper. This structure also serves as a multimedia center where efforts are combined and information is shared among The Tampa Tribune, WFLA-TV, and the Company's area online presence, TBO.com.

         The Company's thirteen currently-owned television stations are located in ten southeastern states. Two stations are located in each of the following states: Florida, Mississippi and Tennessee. The seven remaining stations are located in the following states: Alabama, Georgia, Kentucky, Louisiana, North Carolina, South Carolina and Virginia. Substantially all of the television stations are located on land owned by the Company. Nine station tower sites are owned by the Company; four are leased.

         Pending the acquisition of Spartan, the Company will own an additional 12 television stations and operate one station under a local marketing agreement in the following states: Alabama, Florida, Georgia, Iowa, Kansas, North Carolina and South Carolina. Eleven of the towers will be owned by the Company; two will be leased.

         Newsprint production facilities at Garden State consist of a Company-owned mill in Garfield, New Jersey, housing two paper-making machines adjacent to a Company-owned power plant which supplies it with steam and electric power. Garden State leases adequate storage facilities for waste paper in the general vicinity of the newsprint mill. The Company also leases three properties in New Jersey and one in New York for its recycling operations.

         The Company considers all of its properties, together with the related machinery and equipment contained therein, to be well-maintained, in good operating condition, and adequate for its present and foreseeable future needs.

Item 3.  Legal Proceedings

         None.

Items 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

Executive Officers of the Registrant

Name                               Age      Position and Office                                      Year First Took Office*
J. Stewart Bryan III               61       Chairman, President, Chief Executive Officer                     1990

Marshall N. Morton                 54       Senior Vice President, Chief Financial Officer                   1989

H. Graham Woodlief, Jr.            55       Vice President, President of Publishing Division                 1989

Stephen Y. Dickinson               54       Controller                                                       1989

George L. Mahoney                  47       General Counsel, Secretary                                       1993

Stephen R. Zacharias               50       Treasurer                                                        1989

_____________________

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Reference is made to page 43 of the 1999 Annual Report to Stockholders, which is incorporated herein by reference, for information required by this item.

Item 6.  Selected Financial Data

         Reference is made to pages 44 and 45 of the 1999 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Reference is made to pages 38 through 42 of the 1999 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Reference is made to the fourth paragraph of Item 1 "Newsprint Business" and to page 41 of the 1999 Annual Report to Stockholders, which is in corporated herein by reference, for information required by this item.

Item 8.  Financial Statements and Supplementary Data

         Consolidated financial statements of the Company as of December 26, 1999, and December 27, 1998, and for each of the three fiscal years in the period ended December 26, 1999, and the report of independent auditors thereon, as well as the Company's unaudited quarterly financial data for the fiscal years ended December 26, 1999, and December 27, 1998, are incorporated herein by reference from the 1999 Annual Report to Stockholders pages 19 through 37 and page 43.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None
                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 19, 2000, except as to certain information regarding executive officers included in Part I.

Item 11. Executive Compensation

         Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 19, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 19, 2000.

Item 13. Certain Relationships and Related Transactions

         Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 19, 2000.

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

     (b) Reports on Form 8-K
         None

Index to Financial Statements and Financial Statement Schedules - Item 14(a)

                                                                                                      Annual Report to
                                                                                    Form 10-K          Stockholders
                                                                                    ---------          ------------
                  Media General, Inc.
                     (Registrant)
Report of independent auditors                                                                               37

Consolidated statements of operations for the fiscal years ended December 26,
     1999, December 27, 1998, and December 28, 1997                                                          19

Consolidated balance sheets at December 26, 1999, and December 27, 1998                                    20-21

Consolidated statements of stockholders' equity for the fiscal years ended
     December 26, 1999, December 27, 1998, and December 28, 1997                                            22

Consolidated statements of cash flows for the fiscal years ended
     December 26, 1999, December 27, 1998, and December 28, 1997                                            23

Notes to consolidated financial statements                                                                  24-36

Schedule:
     II - Valuation and qualifying accounts and reserves for the fiscal years ended December 26, 1999, December 27, 1998, and
              December 28, 1997                                                        12

Schedules other than Schedule II, listed above, are omitted since they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

The consolidated financial statements of Media General, Inc., listed in the above index which are included in the Annual Report to Stockholders of Media General, Inc., for the fiscal year ended December 26, 1999, are incorporated herein by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Parts I, II and IV, the 1999 Annual Report to Stockholders is not deemed filed as part of this report.

                              Media General, Inc.
         Schedule II - Valuation and Qualifying Accounts and Reserves
Fiscal Years Ended December 26, 1999, December 27, 1998, and December 28, 1997


                                               Balance at        Additions                                               Balance
                                                beginning       charged to         Deductions                             at end
                                                of period      expense-net             net          Transfers           of period
                                           --------------      --------------   --------------    -------------        ------------
1999
   Allowance for doubtful accounts         $     8,433,300      $   5,278,081   $    5,863,762    $   (759,608) (a)    $  7,088,011
   Reserve for warranties                        3,139,934                ---          439,934             ---            2,700,000
                                           ---------------      -------------   --------------    -------------        ------------
       Totals                              $    11,573,234      $   5,278,081   $    6,303,696    $   (759,608)        $  9,788,011
                                           ===============      =============   ==============    =============        ============

1998
   Allowance for doubtful accounts         $     6,653,367      $   6,727,114   $    5,059,996    $    112,815  (a)    $  8,433,300
   Reserve for warranties                        3,523,324                ---          383,390             ---            3,139,934
                                           ---------------      -------------   --------------    -------------        ------------
       Totals                              $    10,176,691      $   6,727,114   $    5,443,386    $    112,815         $ 11,573,234
                                           ===============      =============   ==============    =============        ============

1997
   Allowance for doubtful accounts         $     5,270,765      $   5,716,864   $    6,122,261    $  1,787,999  (a)    $  6,653,367
   Reserve for warranties                        4,146,005                ---          622,681             ---            3,523,324
                                           ---------------      -------------   --------------    -------------        ------------
       Totals                              $     9,416,770      $   5,716,864   $    6,744,942    $  1,787,999         $ 10,176,691
                                           ===============      =============   ==============    =============        ============


(a)  Amount associated with net acquisitions and dispositions of businesses.

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

     10.10 Media General, Inc., Supplemental Thrift Plan, amended and restated as of November 17, 1994, incorporated by reference to
                  Exhibit 10.27 of Form 10-K for the fiscal year ended December 25, 1994.

     10.11 Media General, Inc., Executive Supplemental Retirement Plan, amended, and restated as of April 23, 1999, incorporated by reference to Exhibit 10 of Form 10-Q for the period ended June 27, 1999.

     10.12 Deferred Income Plan for Selected Key Executives of Media General, Inc., and form of Deferred Compensation Agreement thereunder dated as of December 1, 1984, incorporated by reference to Exhibit 10.29 of Form 10-K for the fiscal year ended December 31, 1989.

     10.13 Media General, Inc., Management Performance Award Program, adopted November 16, 1990, and effective January 1, 1991, incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended December 29, 1991.

     10.14 Media General, Inc., Deferred Compensation Plan, amended and restated as of January 1, 1999, incorporated by reference to
                  Exhibit 4.3 of Registration Statement 333-69527.

     10.15 Media General, Inc., ERISA Excess Benefits Plan, amended and restated as of November 17, 1994, incorporated by reference to
                  Exhibit 10.33 of Form 10-K for the fiscal year ended December 25, 1994.

     10.16 Media General, Inc., 1995 Long-Term Incentive Plan, adopted as of May 19, 1995, incorporated by reference to Exhibit 10.33 of Form 10-K for the fiscal year ended December 31, 1995.

     10.17 Media General, Inc., 1996 Employee Non-Qualified Stock Option Plan, adopted as of January 30, 1996, incorporated by reference to Exhibit 10.20 of Form 10-K for the fiscal year ended December 29, 1996.

     10.18 Media General, Inc., 1997 Employee Restricted Stock Plan, adopted as of May 16, 1997, incorporated by reference to
                  Exhibit 10.21 of Form 10-K for the fiscal year ended December 29, 1996.

     10.19 Media General, Inc., Directors' Deferred Compensation Plan, adopted as of May 16, 1997, incorporated by reference to
                  Exhibit 10.22 of Form 10-K for the fiscal year ended December 29, 1996.

     10.20 Amended and Restated Partnership Agreement, dated November 1, 1987, by and among Virginia Paper Manufacturing Corp., KR Newsprint Company, Inc., and CEI Newsprint, Inc., incorporated by reference to Exhibit 10.31 of Form 10-K for the fiscal year ended December 31, 1987.

     10.21 Amended and Restated License Agreement, dated November 1, 1987, by and among Media General, Inc., Garden State Paper Company, Inc., and Southeast Paper Manufacturing Co., incorporated by reference to Exhibit 10.34 of Form 10-K for the fiscal year ended December 31, 1987.

     10.22 Amended and Restated Umbrella Agreement, dated November 1, 1987, by and among Media General, Inc., Knight - Ridder, Inc., and Cox Enterprises, Inc., incorporated by reference to
                  Exhibit 10.32 of Form 10-K for the fiscal year ended December 31, 1987.

     10.23 Amended Newsprint Purchase Contract, dated November 1, 1987, by and among Southeast Paper Manufacturing Co., Media General, Inc., Knight-Ridder, Inc., and Cox Enterprises, Inc., incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended December 31, 1987.

     10.24 Television affiliation agreement, dated February 10, 1995, between WFLA-TV and the NBC Television Network incorporated by reference to Exhibit 10.38 of Form 10-K for the fiscal year ended December 25, 1994.

     10.25 Amendments, dated May 17, 1993, to television affiliations agreement, between WFLA-TV and National Broadcasting Company, Inc., dated March 22, 1989, incorporated by reference to
                  Exhibit 10.47 of Form 10-K for the fiscal year ended December 26, 1993.

     10.26 Second Amended and Restated Stock and Warrant Purchase and Shareholders' Agreement dated May 20, 1994, by and among Media General, Inc., Affiliated Newspapers Investments, Inc., and Denver Newspapers, Inc., incorporated by reference to Exhibit 2 of Form 8-K dated September 28, 1994.

     10.27 Asset Purchase Agreement dated February 13, 1997, by and among Media General Newspapers, Inc., and Newspaper Holdings, Inc., incorporated by reference to Exhibit 10.36 of Form 10-K dated March 27, 1997.

     10.28 Credit Agreement, dated December 4, 1996, among Media General, Inc., and various lenders, incorporated by reference to
                  Exhibit 10.30 of Form 10-K dated December 27, 1998.

     13 Media General, Inc., Annual Report to Stockholders for the fiscal year ended December 26, 1999.

     21           List of subsidiaries of the registrant.

     23           Consent of Ernst & Young LLP, independent auditors.

     27.1         1999 Financial Data Schedule.

     27.2         1998 Restated Financial Data Schedule.

     27.3         1997 Restated Financial Data Schedule.

                  Note: Exhibits 10.1 - 10.19 are management contracts or compensatory plans, contracts or arrangements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MEDIA GENERAL, INC.

Date:    March 23, 2000

                                 /s/ J. Stewart Bryan III
                                 -----------------------------------------------
                                 J. Stewart Bryan III, Chairman, President and
                                                        Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                  Title                                          Date
 /s/ Marshall N. Morton                     Senior Vice President and                            March 23, 2000
------------------------------------        Chief Financial Officer and Director
 Marshall N. Morton

 /s/ Stephen Y. Dickinson                   Controller                                           March 23, 2000
------------------------------------
 Stephen Y. Dickinson

 /s/ Robert P. Black                        Director                                             March 23, 2000
------------------------------------
 Robert P. Black

 /s/ Charles A. Davis                       Director                                             March 23, 2000
------------------------------------
 Charles A. Davis

 /s/ Robert V. Hatcher, Jr.                 Director                                             March 23, 2000
------------------------------------
 Robert V. Hatcher, Jr.

 /s/ John G. Medlin, Jr.                    Director                                             March 23, 2000
------------------------------------
 John G. Medlin, Jr.

 /s/ Roger H. Mudd                          Director                                             March 23, 2000
------------------------------------
Roger H. Mudd

 /s/ Wyndham Robertson                      Director                                             March 23, 2000
------------------------------------
 Wyndham Robertson

 /s/ Henry L. Valentine, II                 Director                                             March 23, 2000
------------------------------------
 Henry L. Valentine, II