Form 10-Q
period 2000-03-26
MEDIA GENERAL INC
filed 2000-05-01
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 26, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from__________ to___________

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

                       Yes          X                No
                            -------------                -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2000.

                       Class A Common shares:  23,979,804
                       Class B Common shares:     556,574

                               MEDIA GENERAL, INC.
                                TABLE OF CONTENTS
                                FORM 10-Q REPORT
                                 MARCH 26, 2000

                                                                                         Page
                                                                                         ----
Part I.    Financial Information
       Item 1.     Financial Statements

                      Consolidated Condensed Balance Sheets - March 26, 2000,
                      and December 26, 1999                                                 1

                      Consolidated Condensed Statements of Operations - Three months
                      ended March 26, 2000, and March 28, 1999                              3

                      Consolidated Condensed Statements of Cash Flows - Three
                      months ended March 26, 2000, and March 28, 1999                       4

                      Notes to Consolidated Condensed Financial Statements                  5

       Item 2.     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                8

Part II.   Other Information

       Item 6.     Exhibits and Reports on Form 8-K                                        13

                      (a)    Exhibits

                      (b)    Reports on Form 8-K

Signatures                                                                                 14


                                           PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                                                 MEDIA GENERAL, INC.
                                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                                (000's except shares)
                                                                           (Unaudited)
                                                                            March 26,               December 26,
                                                                              2000                      1999
                                                                       -----------------         ------------------

ASSETS
Current assets:
     Cash, cash equivalents and short-term investments                 $         126,212         $          646,046
     Accounts receivable - net                                                    94,042                    102,834
     Inventories                                                                  12,354                     14,282
     Other                                                                        28,030                     33,572
                                                                       -----------------         ------------------
         Total current assets                                                    260,638                    796,734
                                                                       -----------------         ------------------

Investments in unconsolidated affiliates                                          86,306                     87,871

Other assets                                                                      66,894                     58,945

Property, plant and equipment - net                                              381,980                    381,476

Excess of cost over fair value of net identifiable assets
     of acquired businesses - net                                                627,247                    631,597

FCC licenses and other intangibles - net                                         379,982                    383,751
                                                                       -----------------         ------------------

                                                                       $       1,803,047         $        2,340,374
                                                                       =================         ==================





                                               See accompanying notes.


                                                 MEDIA GENERAL, INC.
                                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                                (000's except shares)
                                                                           (Unaudited)
                                                                            March 26,               December 26,
                                                                              2000                      1999
                                                                       -----------------         ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                  $          26,839         $           32,032
     Accrued expenses and other liabilities                                       79,810                     75,190
     Income taxes payable                                                         63,725                    508,966
     Current maturity of long-term debt                                              ---                     13,000
                                                                       -----------------         ------------------
         Total current liabilities                                               170,374                    629,188
                                                                       -----------------         ------------------

Long-term debt                                                                    47,313                     46,838

Deferred income taxes                                                            218,773                    217,437

Other liabilities and deferred credits                                           114,329                    116,009

Stockholders' equity:
     Preferred stock ($5 cumulative convertible),
         par value $5 per share:
              Authorized 5,000,000 shares;
                  none outstanding
     Common stock, par value $5 per share:
         Class A, authorized 75,000,000 shares; issued
              24,237,789 and 25,911,614 shares                                   121,189                    129,558
         Class B, authorized 600,000 shares; issued
              556,574 shares                                                       2,783                      2,783
     Additional paid-in capital                                                      ---                      3,040
     Accumulated other comprehensive income-
         unrealized gains on equity securities                                     9,841                      7,392
     Unearned compensation                                                        (2,684)                    (2,973)
     Retained earnings                                                         1,121,129                  1,191,102
                                                                       -----------------         ------------------
         Total stockholders' equity                                            1,252,258                  1,330,902
                                                                       -----------------         ------------------

                                                                       $       1,803,047         $        2,340,374
                                                                       =================         ==================

                                               See accompanying notes.

                                                 MEDIA GENERAL, INC.
                                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                     (Unaudited)
                                          (000's except for per share data)
                                                                                    Three Months Ended
                                                                       --------------------------------------------
                                                                            March 26,                 March 28,
                                                                              2000                      1999
                                                                       -----------------         ------------------
Revenues                                                               $         199,195         $          191,811
                                                                       -----------------         ------------------

Operating costs:
     Production                                                                  101,053                     96,416
     Selling, distribution and administrative                                     58,760                     53,419
     Depreciation and amortization                                                20,245                     20,090
                                                                       -----------------         ------------------
         Total operating costs                                                   180,058                    169,925
                                                                       -----------------         ------------------

Operating income                                                                  19,137                     21,886
                                                                       -----------------         ------------------

Other income (expense):
     Interest expense                                                             (1,739)                   (15,355)
     Investment (loss) income - unconsolidated affiliates                         (1,565)                     5,022
     Other, net (including $8,179 of interest income in
         2000 and $21 in 1999)                                                     8,265                        305
                                                                       -----------------         ------------------

         Total other income (expense)                                              4,961                    (10,028)
                                                                       -----------------         ------------------

Income from continuing operations before
     income taxes                                                                 24,098                     11,858

Income taxes                                                                       9,736                      4,950
                                                                       -----------------         ------------------

Income from continuing operations                                                 14,362                      6,908

Income from discontinued Cable operations (net
     of income taxes of $2,665 in 1999)                                              ---                      4,398
                                                                       -----------------         ------------------

Net income                                                             $          14,362         $           11,306
                                                                       =================         ==================



Earnings per common share:
     Income from continuing operations                                 $            0.56         $             0.26
     Income from discontinued Cable operations                                       ---                       0.16
                                                                       -----------------         ------------------
Net income                                                             $            0.56         $             0.42
                                                                       =================         ==================
Earnings per common share  - assuming dilution:
     Income from continuing operations                                 $            0.55         $             0.26
     Income from discontinued Cable operations                                       ---                       0.16
                                                                       -----------------         ------------------
Net income                                                             $            0.55         $             0.42
                                                                       =================         ==================

Dividends paid per common share                                        $            0.16         $             0.15
                                                                       =================         ==================

                                               See accompanying notes.

                                                 MEDIA GENERAL, INC.
                                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                       (000's)
                                                                                    Three Months Ended
                                                                       --------------------------------------------
                                                                            March 26,                 March 28,
                                                                              2000                      1999
                                                                       --------------------------------------------
Operating activities:

Net income                                                             $          14,362         $           11,306

Adjustments to reconcile net income:
     Depreciation and amortization                                                20,245                     26,226
     Deferred income taxes                                                           576                       (819)
     Investment loss (income) -- unconsolidated affiliates,
         net of distributions                                                      1,565                     (1,989)
     Change in assets and liabilities:
         Accounts receivable and inventories                                      10,720                      7,681
         Accounts payable, accrued expenses, and
              other liabilities                                                   (4,813)                   (10,107)
         Taxes payable                                                          (444,765)                     9,353
         Other                                                                    (5,584)                    (4,897)
                                                                       -----------------         ------------------

Net cash (used) provided by operating activities                                (407,694)                    36,754
                                                                       -----------------         ------------------

Investing activities:
     Capital expenditures                                                        (10,536)                   (15,477)
     Proceeds from maturity of short-term investments                            390,748                        ---
     Other, net                                                                     (732)                    (2,723)
                                                                       -----------------         ------------------
Net cash provided (used) by investing activities                                 379,480                    (18,200)
                                                                       -----------------         ------------------

Financing activities:
     Increase in debt                                                                ---                     91,000
     Payment of debt                                                             (13,080)                  (108,231)
     Stock repurchase                                                            (85,270)                       ---
     Dividends paid                                                               (4,094)                    (4,030)
     Other, net                                                                    1,572                        827
                                                                       -----------------         ------------------

Net cash used by financing activities                                           (100,872)                   (20,434)
                                                                       -----------------         ------------------

Net decrease in cash and cash equivalents                                       (129,086)                    (1,880)
Cash and cash equivalents at beginning of year                                   255,298                      7,637
                                                                       -----------------         ------------------
Cash and cash equivalents at end of period                             $         126,212         $            5,757
                                                                       =================         ==================

Supplemental  disclosures of cash flow information:
Cash paid during the period for:
     Interest (net of amount capitalized)                              $           1,505         $           14,989
     Income taxes                                                      $         453,445         $              334

                                               See accompanying notes.

                               MEDIA GENERAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 26, 1999.

                  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included. Certain items in 1999 have been reclassified to conform with the current year's presentation. The reclassifications have no effect on net income as previously reported. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.


         2. On March 27, 2000, subsequent to the close of the first quarter, the Company acquired the common stock of Spartan Communications, Inc. (Spartan) for approximately $605 million. Approximately $500 million of the purchase price was funded with borrowings under an existing $1.2 billion revolving credit facility. The acquisition included 12 network-affiliated television stations and one UPN affiliate which is operated under a local marketing agreement. The transaction will be accounted for as a purchase and the Company's results of operations will include the results of Spartan from the date of acquisition. Purchase price will be allocated to the assets acquired based on an appraisal of estimated fair values.


         3. In December 1999, the Company initiated a program to repurchase up to $250 million of the Company's Class A common stock. As of March 26, 2000, approximately 1.9 million shares had been repurchased (1.7 million in 2000) at a cost of approximately $101 million ($89 million in 2000) since the program's inception.

         4.       Inventories are principally raw materials.

         5.       The  following  table  sets  forth  the  Company's   financial
performance by segment:

(In thousands)                                   Publishing     Television      Newsprint           Total
---------------------------------------------------------------------------------------------------------
Three Months Ended March 26, 2000
Consolidated revenues *                        $    132,076   $     40,382   $     26,737    $    199,195
                                               ==========================================================

Segment operating cash flow                    $     41,963   $      9,110   $     (2,608)   $     48,465
Allocated amounts:
   Equity in net loss of unconsolidated
     affiliates                                        (674)                         (891)         (1,565)
   License fees from unconsolidated affiliate                                          66              66
   Depreciation and amortization                     (6,429)        (2,964)        (1,872)        (11,265)
                                               ----------------------------------------------------------
     Segment profit                            $     34,860   $      6,146   $     (5,305)         35,701
                                               ===========================================

Unallocated amounts:
   Interest expense                                                                                (1,739)
   Acquisition intangible amortization                                                             (8,095)
   Corporate expenses                                                                              (8,379)
   Other                                                                                            6,610
                                                                                             ------------
     Consolidated income from continuing operations before income taxes                      $     24,098
                                                                                             ============

---------------------------------------------------------------------------------------------------------
Three Months Ended March 28, 1999
Consolidated revenues *                        $    127,903   $     37,061   $     26,847    $    191,811
                                               ==========================================================
Segment operating cash flow                    $     39,447   $      8,715   $        769    $     48,931
Allocated amounts:
   Equity in net income (loss) of
     unconsolidated affiliates                         (514)                        3,950           3,436
   License fees from unconsolidated affiliate                                         254             254
   Depreciation and amortization                     (6,329)        (2,704)        (1,876)        (10,909)
                                               ----------------------------------------------------------
     Segment profit                            $     32,604   $      6,011   $      3,097          41,712
                                               ==========================================
Unallocated amounts:
   Interest expense                                                                               (15,355)
   Acquisition intangible amortization                                                             (8,484)
   Corporate expenses                                                                              (6,800)
   Other                                                                                              785
                                                                                             ------------
     Consolidated income from continuing operations before income taxes                      $     11,858
---------------------------------------------------------------------------------------------------------

* Intercompany revenues are less than 1% of consolidated revenues and have been eliminated.

         6.       The following  table sets forth the  computation  of basic and diluted earnings per share from continuing operations:
                                                 Quarter Ended March 26, 2000                 Quarter Ended March 28, 1999
                                          -----------------------------------------    ------------------------------------------
                                              Income        Shares      Per Share          Income        Shares       Per Share
(In thousands, except per share amounts)    (Numerator) (Denominator)    Amount          (Numerator)  (Denominator)     Amount
                                          -----------------------------------------    ------------------------------------------
Basic EPS
Income from continuing operations
   available to common stockholders           $14,362         25,657     $    0.56         $ 6,908         26,646      $    0.26
                                                                         =========                                     =========

Effect of dilutive securities
Stock options                                                    210                                          265
Restricted stock and other                         (6)            92                           (10)           111
                                              ----------------------                       ----------------------

Diluted EPS
Income from continuing operations
   available to common stockholders
   plus assumed conversions                   $14,356         25,959     $    0.55         $ 6,898         27,022      $    0.26
                                              ====================================         =====================================


         7. The Company has reflected its investment in the common stock of Hoover's, Inc., which is included in the accompanying balance sheet in Other Assets, at fair value and recognized an increase in comprehensive income aggregating $2.4 million, net of tax, for the unrealized gain on the investment during the first quarter. Comprehensive income for the three month periods ended March 26, 2000, and March 28, 1999, was $16.8 million and $11.3 million, respectively.

         8. The Company sold its Cable operations to Cox Communications, Inc. for approximately $1.4 billion in October 1999. The sale of the Cable Segment resulted in a gain of $799 million (net of income taxes of $510 million) which is subject to resolution with the buyer of certain post-closing adjustments relating to working capital and income tax matters. It is expected these post-closing items will be resolved during the second quarter of this year and could result in a small additional gain for the Company. Federal income taxes related to the Cable gain were paid in the first quarter of 2000; related state income taxes were paid early in the second quarter of this year. The results of the Cable Segment have been presented as discontinued operations in the accompanying consolidated condensed statements of operations as follows:

                                              Quarter ended
(in thousands)                                March 28, 1999
                                              --------------

Revenues                                          $40,388
Costs and expenses                                 33,325
                                                  -------
Income before income taxes                          7,063
Income taxes                                        2,665
                                                  -------
Income from discontinued Cable operations         $ 4,398
                                                  =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
--------

         Media General is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, television, interactive media, recycled newsprint production, and diversified information services.

         The Company's fiscal year ends on the last Sunday in December.

         The past several years have been distinguished by a series of acquisitions, exchanges, investments and dispositions which have significantly intensified the Company's focus on southeastern newspapers and television stations. Continuing this strategy, the Company acquired Spartan Communications, Inc. (Spartan) for approximately $605 million early in the second quarter of this year. The Spartan acquisition includes 12 major network-affiliated television stations and one UPN affiliate which is operated under a local marketing agreement. Additionally, the Company continues with its program to repurchase up to $250 million of its Class A common stock. As of March 26, 2000, approximately 1.9 million shares had been repurchased since the program's inception at a cost of approximately $101 million.

RESULTS OF OPERATIONS
---------------------

         Net income rose 27% from $11.3 million in the first quarter of 1999 to $14.4 million in the first quarter of 2000; income from continuing operations more than doubled over that same time period. This increase was attributable to a combination of a $13.6 million reduction in interest expense and an $8.2 million increase in interest income, both facilitated by the sale of the Company's Cable operations in October 1999. Segment operating profit increases of nearly 7% in the Publishing Segment and better than 2% in the Television Segment were more than offset by weak Newsprint Segment results. Newsprint operating income of $3.1 million in the first quarter of 1999 fell to an operating loss of $5.3 million in the current quarter due principally to lower quarter-over-quarter newsprint selling price.


PUBLISHING
----------

         Operating income for the Publishing Division increased $2.3 million (7%) in the first quarter of 2000 over the comparable 1999 level. This good performance was propelled by a $4.2 million increase in revenues, partially offset by a $1.8 million rise in operating expenses and slightly reduced results from equity investments. As illustrated by the following chart, improved year-over-year revenues were driven by a strong increase in classified advertising (led by the automotive and employment categories) and a solid performance in general advertising (led by the automotive and telecommunications categories), which more than offset lackluster retail advertising revenues (down in the department store and apparel categories).

                               Publishing Segment
                        Advertising Revenues by Category
                                   (millions)

                                    [Graph]

                            Retail  Classified  General
                            ------  ----------  -------
                    2000     45.4      47.1       8.8
                    1999     46.1      43.4       7.9


         Publishing Segment operating expenses rose due to a combination of factors: a $.7 million rise in employee compensation and benefit costs as a result of normal salary increases, a $1 million increase in bad debt expense as good collection performance in the first quarter of 1999 returned to a more normal level in the current year, and finally, a $1.3 million increase in operating costs at the Company's Florida newspapers due primarily to higher promotional and occupancy costs. The Tampa Tribune incurred expenses and higher rental costs related to its move to the Company's new multimedia facility, which also houses WFLA-TV and the Company's area online presence, TBO.com. These combined increases more than offset a $1.6 million decrease in newsprint expense due to lower cost per ton.

         TELEVISION
         ----------

         Television operating income rose slightly, up a modest 2% in the first quarter of this year compared to the first three months of 1999. While revenues increased a solid $3.3 million (9%) in 2000, operating expenses rose $3.2 million as well. The following chart illustrates improved time sales in all advertising revenue categories: National advertising rose on the strength of the automotive category, Political advertising increased as a result of the presidential and congressional primaries, and Local advertising improved due to vigor in the fast food and furniture categories. The small to mid-size stations posted over 90% of this total advertising revenue increase, while the Company's largest station, WFLA in Tampa, was responsible for the remainder.

                               Television Segment
                      Advertising Time Sales by Categories
                                   (millions)

                                    [Graph]

                               Local  National  Political
                               -----  --------  ---------
                      2000     22.8     15.2       0.8
                      1999     22.4     14.1       0.1


         The higher Television operating expenses resulted from an 8% increase in programming costs related to the addition of enhanced programming and from a 3.5% rise in employee compensation and benefit expense due to upgraded staffing as well as normal increases. The Company's Tampa station was responsible for the largest portion of these increased operating expenses due to the reasons above as well as to higher occupancy costs as WFLA moved into the Company's new fully digital, state-of-the-art multimedia center.


NEWSPRINT
---------

         The Newsprint Segment produced an operating loss of $5.3 million in the first quarter of 2000 compared to operating income of $3.1 million in the equivalent year-ago period. Both wholly owned Garden State Paper (down $3.5 million) and one-third owned SP Newsprint Company (down $4.9 million) contributed to the shortfall. Despite a $46 per ton drop in average realized selling price at Garden State Paper, year-over-year revenues were relatively flat due to an 11% increase in tons sold attributable to strong demand in anticipation of an announced April price increase. Although average realized selling price began to rise gradually in the second half of 1999 and into 2000, the current-year first quarter level still remained below that of last year's first quarter, as the following chart illustrates:

                           Garden State Paper Company
                        Average Newsprint Selling Price
                                  ($ per ton)

                                    [Graph]

                              Month  2000    1999
                              -----  ----    ----
                              JAN     444     510
                              FEB     446     496
                              MAR     448     470
                              APR             446
                              MAY             433
                              JUN             422
                              JUL             408
                              AUG             411
                              SEP             417
                              OCT             420
                              NOV             434
                              DEC             444

         The increased volume of newsprint sold by Garden State produced a corresponding rise in operating expenses. These included a $2.2 million rise in cost of goods sold as a result of the aforementioned increase in tons sold. Based primarily on higher volume, energy costs rose 6%, while maintenance and repair costs were up 13% due to production difficulties within the quarter.

         The Company's results from its share of SP Newsprint Company (SPNC) fell from a profit of $4 million in the first quarter of last year to a loss of $.9 million in the current quarter. At SPNC's Dublin mill, the majority of negative profit swing was attributable to a 14% decline in revenues precipitated by the year-over-year drop in average realized selling price combined with a 4.5% decrease in tons sold, the product of uncharacteristic production difficulties. Additionally, the Company's results from SPNC included a $1.9 million loss from its Newberg, Oregon mill, acquired in November 1999.


INTEREST INCOME AND EXPENSE
---------------------------

         Interest expense in the first three months of 2000 decreased $13.6 million from the equivalent year-ago period due to an $820 million reduction in average debt outstanding. This debt reduction was effected when a portion of the proceeds from the October 1999 sale of the Company's Cable operations was used to repay all bank debt then outstanding and to terminate associated interest rate swaps. The effective interest rate rose approximately 1% from the first quarter of 1999 to the current quarter.

         Concurrently with the Spartan acquisition early in the second quarter of this year, the Company entered into several new interest rate swaps as part of an overall risk management strategy. The objective is to manage interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR, not to trade such instruments for profit or loss. These interest rate swaps total $300 million with maturities that range from less than one year to three years; they effectively convert some of the Company's variable rate debt to fixed rated debt at interest rates currently approximating 7.4%.

         The Company earned interest income of $8.2 million in the first quarter of 2000 from its investments predominantly in prime-rated commercial paper.



INCOME TAXES
------------

         Income taxes from continuing operations increased $4.8 million in the first quarter of this year on a pretax earnings rise of $12.2 million. Slightly offsetting the effect on taxes of these increased earnings was a modest decrease in the Company's effective tax rate.

LIQUIDITY
---------

         The proceeds from the maturity of short-term investments, together with cash on hand and funds generated from operating activities, combined to provide funds for several large anticipated payments during the first quarter of this year. The most significant of these include the following: approximately $453 million of federal tax payments (the majority of which were attributable to the gain on sale, in October 1999, of the Company's Cable operations), in excess of $85 million of stock repurchases and a scheduled $13 million installment on senior note debt. These funds also supplied $10.5 million for capital expenditures and $4 million for the payment of dividends to stockholders.

         The Company has made several significant cash outlays early in the second quarter. It borrowed approximately $500 million under its existing seven-year $1.2 billion revolving credit facility to fund the purchase of Spartan, at which time it concurrently entered into several interest rate swap agreements. Additionally, state income taxes of approximately $55 million, principally related to the Cable gain, were paid in the middle of April. Finally, the stock repurchase program initiated in December of 1999 continues. At April 30, 2000, the Company had available approximately $650 million from its committed revolving credit facility. The Company anticipates that internally generated funds provided by operations, together with existing credit facilities, will be more than adequate to finance projected capital expenditures, dividends to stockholders, working capital needs throughout 2000, as well as other corporate initiatives.



OUTLOOK
-------

         The completion of the Spartan acquisition early in the second quarter added 13 television stations to the Broadcast Segment and significantly increased the Company's presence in southeastern households. All of the Spartan-owned television stations are ranked either number one or two in their markets and because of their rankings, reputations and strong management, should immediately produce strong cash flow for the Company. A newsprint price increase, announced early in the second quarter, holds promise for moderate improvement within the Newsprint Segment. Despite these higher newsprint prices, the Publishing Segment is expected to enjoy continued growth throughout the year.



                                   * * * * * *

         Certain statements in this Form 10-Q that are not historical facts are "forward-looking" statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to the Company's share repurchase program and expectations regarding newsprint prices, advertising levels and broadcast ratings. Forward-looking statements, including those which use words such as the company "believes," "anticipates," "expects," "estimates" and similar statements, are made as of the date of this report and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

         Some significant factors that could affect actual results include: changes in advertising demand, the availability and pricing of newsprint, changes in interest rates, regulatory rulings and the effects of acquisitions, investments and dispositions on the Company's results of operations and its financial condition.

                           PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

         27       Financial Data Schedule


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 26, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MEDIA GENERAL, INC.



DATE:         May 1, 2000              /s/ J. Stewart Bryan III
                                       ------------------------
                                       J. Stewart Bryan III, Chairman, President
                                       and Chief Executive Officer



DATE:         May 1, 2000              /s/ Marshall N. Morton
                                       ----------------------
                                       Marshall N. Morton
                                       Senior Vice President and Chief Financial
                                       Officer