Form 10-K/A
period 1999-12-26
MEDIA GENERAL INC
filed 2000-06-27
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A-1


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 26, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the transition period to

                           Commission File No. 1-6383

                               MEDIA GENERAL, INC.
             (Exact name of registrant as specified in its charter)

         The registrant hereby amends the following items, financial statements, exhibits or other portions of its 1999 Annual Report on Form 10-K as set forth in the pages attached hereto:

         Exhibits:

         Amended index to exhibits to the Media General, Inc., 1999 Annual Report on Form 10-K.

         Exhibit 99.1 Annual Report of the Thrift Plan Plus For Employees of Media General, Inc., on Form 11-K for the year ended December 31, 1999.

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

     23           Consent of Ernst & Young LLP, independent auditors.

     27.1         1999 Financial Data Schedule.

     27.2         1998 Restated Financial Data Schedule.

     27.3         1997 Restated Financial Data Schedule.

     99.1 Annual Report of the Thrift Plan Plus for Employees of Media General, Inc., on Form 11-K for the year ended December 31, 1999.

                  Note: Exhibits 10.1 - 10.19 are management contracts or compensatory plans, contracts or arrangements.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MEDIA GENERAL, INC.
                                       ------------------------------------
                                                   (Registrant)


                                     By:    /s/ Marshall N. Morton
                                           --------------------------------
                                            Marshall N. Morton
                                            Senior Vice President and
                                            Chief Financial Officer


Date:    June 27, 2000

                                                                    Exhibit 99.1


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

     ---------------------------------------------------------------------

                                    FORM 11-K

             FOR ANNUAL REPORTS OF EMPLOYEE STOCK PURCHASE, SAVINGS
               AND SIMILAR PLANS PURSUANT TO SECTION 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______________to_______________


Commission file number V-1799

         A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

                        THRIFT PLAN PLUS FOR EMPLOYEES OF
                               MEDIA GENERAL, INC.

         B. Name of the issuer of the securities held pursuant to the plan and the address of its principal executive office:

                               MEDIA GENERAL, INC.
                            333 East Franklin Street
                            Richmond, Virginia 23219

                              Financial Statements
                            And Supplemental Schedule

                                Thrift Plan Plus
                      For Employees of Media General, Inc.

                    Years ended December 31, 1999, and 1998,
                       with Report of Independent Auditors

                                Thrift Plan Plus
                      For Employees of Media General, Inc.

                              Financial Statements
                            and Supplemental Schedule


                     Years ended December 31, 1999, and 1998





                                Table of Contents

Report of Independent Auditors........................................1

Financial Statements

Statements of Net Assets Available for Plan Benefits..................2
Statements of Changes in Net Assets Available for Plan Benefits.......3
Notes to Financial Statements.......................................4-8


Supplemental Schedule                                              Schedule
                                                                   --------

Schedule of Assets Held for Investment Purposes at End of Year,
     December 31, 1999................................................A

                         Report of Independent Auditors


Administrator
Thrift Plan Plus for Employees of Media General, Inc.

We have audited the accompanying statements of net assets available for plan benefits of the Thrift Plan Plus For Employees of Media General, Inc., (the
Plan) as of December 31, 1999 and 1998, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan at December 31, 1999 and 1998, and the changes in its net assets available for plan benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets held for investment purposes at end of year as of December 31, 1999, is presented for purposes of additional analysis and is not a required part of the financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan's management. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                             /s/ERNST AND YOUNG LLP

June 22, 2000
Richmond, Virginia
                                                                               1

                                    Thrift Plan Plus
                          For Employees of Media General, Inc.

                  Statements of Net Assets Available for Plan Benefits





                                                               December 31,
                                                      1999                    1998
                                                 -------------------------------------
Assets
  Investments                                     $204,281,385            $206,511,223

   Receivables:
         Dividends and interest receivable              78,788                  74,578
         Contributions receivable                    1,550,017               1,562,904
         Other receivables                             263,465                 262,163
                                                  ------------            ------------
               Total receivables                     1,892,270               1,899,645
                                                  ------------            ------------

Total Assets                                       206,173,655             208,410,868
                                                  ------------            ------------

Liabilities
  Contribution refunds payable                             ---                 181,327
                                                  ------------            ------------

Net assets available for plan benefits            $206,173,655            $208,229,541
                                                  ============            ============




See accompanying notes.

                                     Thrift Plan Plus
                           For Employees of Media General, Inc.

             Statements of Changes in Net Assets Available for Plan Benefits



                                                          Years Ended December 31,
                                                       1999                     1998
                                                   -------------------------------------
Investment income:
     Dividends                                     $  1,522,213             $  1,478,651
     Interest                                         1,710,127                1,736,707
                                                   ------------             ------------
                                                      3,232,340                3,215,358
                                                   ------------             ------------

Net appreciation in fair value of assets              6,786,341               37,196,110

Contributions:
     Employer                                         4,937,822                5,018,370
     Participants                                    12,034,877               10,140,901
                                                   ------------             ------------
                                                     16,972,699               15,159,271
                                                   ------------             ------------

Distributions to withdrawing participants           (31,001,153)             (20,411,631)
Merger of assets from Register Publishing
     Company, Inc. Incentive Savings Plan             1,953,887                      ---
                                                   ------------             ------------
Net (decrease) increase in net assets
     available for plan benefits                     (2,055,886)              35,159,108
Net assets available for plan benefits
     at December 31, 1998                           208,229,541              173,070,433
                                                   ------------             ------------
Net assets available for plan benefits
     at December 31, 1999                          $206,173,655             $208,229,541
                                                   ============             ============


See accompanying notes.

                                Thrift Plan Plus
                      For Employees of Media General, Inc.

                          Notes to Financial Statements

                                December 31, 1999


1.     General

Effective January 1, 1999, the Register Publishing Company, Inc. Incentive Savings Plan merged with the Media General Thrift Plan Plus for Employees of Media General, Inc. (the Plan). Net assets totaling $1,953,887 were added to the Plan's net assets available for plan benefits as of that date. The provisions for both plans were the same.

Effective September 30, 1999, Media General, Inc. sold its Cable Division to Cox Communications, Inc. This sale resulted in approximately $11 million in final distributions in cash and stock to approximately 300 participants.


2.     Significant Accounting Policies

Basis of Accounting

The financial statements of the Plan are prepared on the accrual basis of accounting. Certain prior year financial information has been reclassified to conform with the current year's presentation.

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


3.     Contributions

The Plan allows participants to elect to contribute 1% to 20% of their total compensation, subject to limitations prescribed by the Internal Revenue Code, by means of regular payroll deductions. Contributions are made in the form of voluntary pretax salary reductions or contributions of after-tax dollars by

                                Thrift Plan Plus
                      For Employees of Media General, Inc.

                    Notes to Financial Statements (continued)


3.     Contributions (continued)

the participants. Participants can elect to contribute 1% to 10% of their pay, in whole percentages, to the Plan before taxes are withheld from their compensation and 1% to 10%, in whole percentages, after taxes are withheld from their compensation. Media General, Inc., (the Company) matches a portion of a participant's contribution up to a total of 6% for each plan year based upon the following chart. If a participant contributes more than 6% in total to the Plan, the percent designated as pretax is considered first for purposes of the Company match.

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

Contributions from participants are invested in accordance with the terms of the Plan at the option of the participant, in: (i) a Stable Value Fund for the purchase of guaranteed investment contracts and interests in a commingled investment contract fund, (ii) an Equity Fund for the purchase of interests in commingled equity stock funds, (iii) a Media General Stock Fund for the purchase of Class A Common Stock of Media General, Inc., (iv) a Balanced Fund for the purchase of an interest in a commingled global balanced fund or (v) certain combinations of these funds as provided by the Plan. Company matching contributions are invested in Media General, Inc., stock subject to the transfer provisions discussed in the following paragraph. The Plan also includes, among other things, a loan feature (see Note 7). Under specified guidelines, a participant may request the trustee to transfer a portion of the participant's balance in other funds into the loan fund for disbursement as a loan to the participant. Repayment of principal and interest is generally made by payroll deduction and the loans are fully secured by the participant's account balance.

On any allocation date (the date that participants may change their Investment Option selection), participants who have attained age 55 may elect to transfer 100% of the market value of their account to any of the Investment Options provided for by the Plan. Also, on any allocation date, participants under age 55 may elect to transfer 100% of the market value of their account among the Stable Value, Equity, and Balanced Funds; transfer 25% of their account from the Media General Stock Fund to the Stable Value, Equity and/or Balanced Funds; or, transfer 25% of their account from the Stable Value, Equity and/or Balanced Fund to the Media General Stock Fund. The transfer date is the first day of any quarter and four transfers are permitted in any Plan year.

                                Thrift Plan Plus
                      For Employees of Media General, Inc.

                    Notes to Financial Statements (continued)


3.     Contributions (continued)

The Plan's assets are held by Northern Trust Company, the trustee, pursuant to a trust agreement dated July 1, 1987. Frank Russell Trust Company has investment responsibility for the Stable Value Fund, the Equity Fund and the Balanced Fund. Crestar Asset Management Group had investment responsibility for the Stable Value Fund until November 1999.


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


6.     Investments

Investments representing five percent or more of the Plan's net assets at December 31, 1999 and 1998 consisted of the following:

                                        1999                                   1998
                           ------------------------------------------------------------------------
Name and Title                Cost            Market Value           Cost              Market Value
                           ------------------------------------------------------------------------
Media General, Inc.,
 Class A Common Stock      $51,304,230        $123,601,868        $56,083,296          $137,663,419
Frank Russell Equity I      37,415,325          42,714,481         18,068,230            33,774,627

                                Thrift Plan Plus
                      For Employees of Media General, Inc.

                    Notes to Financial Statements (continued)


6.     Investments (continued)

The Plan's investments appreciated (depreciated) in fair value during 1999 and 1998 as follows:

         Name and Title                            1999            1998
------------------------------------------------------------------------------

Media General, Inc. Class A Common Stock       $(2,672,511)     $29,911,216
Common Trust funds managed by Frank
     Russell Trust Co.                           9,458,852        7,284,894
                                               -----------      -----------
                                               $ 6,786,341      $37,196,110
                                               ===========      ===========


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

Participants may obtain loans based on the vested value of their accounts. New loans cannot exceed 50% of the participant's account value or a maximum of $50,000 in accordance with the Department of Labor's regulations on loans to participants. Loans are limited to one loan per participant per twelve-month period with a maximum of two loans outstanding at any one time. Loans shall bear a reasonable rate of interest and must be repaid over a period not to exceed 5 years unless used to purchase the participant's primary residence, in which case the loan must be repaid over a period not to exceed 10 years.


8.     Related Party Transactions

Recurring administrative expenses of the Plan, which include trustee fees, are paid by Media General, Inc. Administrative expenses for the years ended December 31, 1999 and 1998 were approximately $810,000 and $715,000, respectively.


9.     Comparison to Form 5500

Form 5500 requires the recording of a liability for distributions allocated to participants as of year end, but for which disbursement of those funds from the Plan has not yet been made. This requirement is different from the

                               Thrift Plan Plus
                      For Employees of Media General, Inc.

                    Notes to Financial Statements (continued)


9.     Comparison to Form 5500 (continued)

presentation of such funds in the financial statements where they remain in net assets available for plan benefits. The liability per Form 5500 was $3,891,873 and $2,735,149 as of December 31, 1999, and 1998, respectively.


10.    Subsequent Event

On March 27, 2000, Media General, Inc. purchased Spartan Communications, Inc. The purchase added approximately 800 employees. Most of these employees are eligible to join the Plan as of July 1, 2000.

                              Supplemental Schedule

                                                                      Schedule A


                                Thrift Plan Plus
                      For Employees of Media General, Inc.

                            EIN: 54-0850433 Plan: 001

                             Schedule H, Line 4 (i)

         Schedule of Assets Held for Investment Purposes at End of Year


                                December 31, 1999

                                                                     Current or
         Name and Title                                             Market Value
         -----------------------------------------------------------------------
         Stable Value Fund:
             Northern Trust Company *
                  Short-Term Investment Fund                       $      17,793
                                                                   -------------

             Frank Russell Trust Company *
                  Short-Term Investment Fund                           1,520,287
                                                                   -------------


             Investment contracts:
                  Allstate Life Insurance Co.,
                      5.37%, October 30, 2001                          2,124,685
                  Commonwealth Life, 6.08%,
                      July 31, 2000                                    1,135,871
                  John Hancock, 5.93%,
                      April 30, 2001                                   1,085,877
                  John Hancock, 6.30%,
                      April 28, 2000                                   1,161,029
                  Life of Georgia, 6.00%,
                      October 31, 2000                                 1,009,785
                  GE Life & Annuity,
                      5.41%, Open Maturity                               964,377
                  Metropolitan Life, 6.91%,
                      January 31, 2000                                 1,197,156
                  Metropolitan Life, 5.71%,
                      January 31, 2002                                 1,260,632
                  Peoples Security, 5.96%,
                      July 31, 2001                                    1,086,243
                  Security Life of Denver, 5.76%,
                      April 30, 2002                                   1,254,407
                  Hartford Life Insurance, 5.92%,                      1,243,700
                      July 30, 2002
                  Transamerica Life Insurance Co.,
                      6.00%, January 31, 2001                          1,101,225
                                                                   -------------
                                                                      14,624,987
                                                                   -------------


*    Party in interest to the Plan

                                                                      Schedule A
                                                                     (continued)
                                Thrift Plan Plus
                      For Employees of Media General, Inc.

                            EIN: 54-0850433 Plan: 001

                             Schedule H, Line 4 (i)

   Schedule of Assets Held for Investment Purposes at End of Year (continued)


                                December 31, 1999

                                                                    Current or
         Name and Title                                            Market Value
         -----------------------------------------------------------------------

         Equity Fund:
             Northern Trust Company *
                  Short-Term Investment Fund                              24,922
                                                                   -------------

             Frank Russell * Equity I Fund Shares                     42,714,481
             Frank Russell * Equity II Fund Shares                     3,771,722
                                                                   -------------
                                                                      46,486,203
                                                                   -------------

         Media General Stock Fund:
             Northern Trust Company *
                  Short-Term Investment Fund                           1,365,050
                                                                   -------------

             Media General, Inc., * Class A Common Stock             123,601,868
                                                                   -------------


         Balanced Fund:
             Northern Trust Company *
                  Short-Term Investment Fund                              19,925
                                                                   -------------

             Frank Russell * Balanced Fund Shares                      8,817,898
                                                                   -------------


         Loan Fund:
             Northern Trust Company *
                  Short-Term Investment Fund                             583,140
                                                                   -------------

             Loans to participants*, 6% - 10%                          7,219,312
                                                                   -------------


         Total                                                     $ 204,281,385
                                                                   =============


*    Party in interest to the Plan

                                  EXHIBIT INDEX

                                       TO
                                  FORM 11-K FOR
                              The Thrift Plan Plus
                      For Employees of Media General, Inc.


Exhibit Number                            Description of Exhibit
--------------                            ----------------------
     23                                   Consent of Ernst & Young LLP,
                                          Independent auditors, dated
                                          June 22, 2000