Form 10-Q
period 2000-06-25
MEDIA GENERAL INC
filed 2000-08-08
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 25, 2000

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

                     Yes          X                No
                          -------------                -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 30, 2000.

               Class A Common shares:       22,583,633
               Class B Common shares:          556,574

                                           MEDIA GENERAL, INC.
                                            TABLE OF CONTENTS
                                             FORM 10-Q REPORT
                                              JUNE 25, 2000

                                                                                                    Page
                                                                                                    ----
Part I.    Financial Information
       Item 1.     Financial Statements

                      Consolidated Condensed Balance Sheets - June 25, 2000,
                      and December 26, 1999                                                           1

                      Consolidated Condensed Statements of Operations - Second quarter and
                      six months ended June 25, 2000, and June 27, 1999                               3

                      Consolidated Condensed Statements of Cash Flows - Six
                      months ended June 25, 2000, and June 27, 1999                                   4

                      Notes to Consolidated Condensed Financial Statements                            5

       Item 2.     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                         10

Part II.   Other Information

       Item 4.        Submission of Matters to a Vote of Security Holders                            16

       Item 6.        Exhibits and Reports on Form 8-K                                               16

                      (a)    Exhibits

                      (b)    Reports on Form 8-K

Signatures                                                                                           17

                                           PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                                                 MEDIA GENERAL, INC.
                                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                                (000's except shares)
                                                                          (Unaudited)
                                                                            June 25,                December 26,
                                                                              2000                      1999
                                                                       -----------------         ------------------

ASSETS
Current assets:
     Cash, cash equivalents and short-term investments                 $          12,257         $          646,046
     Accounts receivable - net                                                   125,010                    102,834
     Inventories                                                                  13,343                     14,282
     Other                                                                        33,967                     33,572
                                                                       -----------------         ------------------
         Total current assets                                                    184,577                    796,734
                                                                       -----------------         ------------------

Investments in unconsolidated affiliates                                          83,718                     87,871

Other assets                                                                      57,451                     58,945

Property, plant and equipment - net                                              445,001                    381,476

Excess of cost over fair value of net identifiable assets
     of acquired businesses - net                                                761,216                    631,597

FCC licenses and other intangibles - net                                         912,453                    383,751
                                                                       -----------------         ------------------

                                                                       $       2,444,416         $        2,340,374
                                                                       =================         ==================




                             See accompanying notes.

                                                 MEDIA GENERAL, INC.
                                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                                (000's except shares)
                                                                          (Unaudited)
                                                                            June 25,                December 26,
                                                                              2000                      1999
                                                                       -----------------         ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                  $          30,175         $           32,032
     Accrued expenses and other liabilities                                       93,728                     75,190
     Income taxes payable                                                            ---                    508,966
     Current maturity of long-term debt                                              ---                     13,000
                                                                       -----------------         ------------------
         Total current liabilities                                               123,903                    629,188
                                                                       -----------------         ------------------

Long-term debt                                                                   644,224                     46,838

Deferred income taxes                                                            360,745                    217,437

Other liabilities and deferred credits                                           106,819                    116,009

Stockholders' equity:
     Preferred stock ($5 cumulative convertible),
         par value $5 per share:
              Authorized 5,000,000 shares;
                  none outstanding
     Common stock, par value $5 per share:
         Class A, authorized 75,000,000 shares; issued
              23,261,901 and 25,911,614 shares                                   116,310                    129,558
         Class B, authorized 600,000 shares; issued
              556,574 shares                                                       2,783                      2,783
     Additional paid-in capital                                                      ---                      3,040
     Accumulated other comprehensive income-
         unrealized gains on equity securities                                     4,848                      7,392
     Unearned compensation                                                        (2,567)                    (2,973)
     Retained earnings                                                         1,087,351                  1,191,102
                                                                       -----------------         ------------------
         Total stockholders' equity                                            1,208,725                  1,330,902
                                                                       -----------------         ------------------

                                                                       $       2,444,416         $        2,340,374
                                                                       =================         ==================

                                               See accompanying notes.

                                                  MEDIA GENERAL, INC.
                                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                      (Unaudited)
                                           (000's except for per share data)
                                                        Second Quarter Ended                 Six Months Ended
                                                   -------------------------------    -------------------------------
                                                      June 25,         June 27,          June 25,         June 27,
                                                        2000             1999              2000             1999
                                                   -------------     -------------    -------------     -------------
Revenues                                           $     211,299     $     174,911    $     383,757     $     339,875
                                                   -------------     -------------    -------------     -------------

Operating costs:
     Production                                           85,886            72,231          159,886           144,993
     Selling, distribution and
       administrative                                     63,431            50,544          119,965           101,788
     Depreciation and amortization                        26,312            18,333           44,684            36,546
                                                   -------------     -------------    -------------     -------------
         Total operating costs                           175,629           141,108          324,535           283,327
                                                   -------------     -------------    -------------     -------------

Operating income                                          35,670            33,803           59,222            56,548
                                                   -------------     -------------    -------------     -------------

Other income (expense):
     Interest expense                                    (10,655)          (14,431)         (12,013)          (29,403)
     Investment income (loss) -
       unconsolidated affiliates                             253             4,118           (1,312)            9,140
     Other, net                                            3,390             1,498           11,720             2,050
                                                   -------------     -------------    -------------     -------------
         Total other income (expense)                     (7,012)           (8,815)          (1,605)          (18,213)
                                                   -------------     -------------    -------------     -------------

Income from continuing operations
       before income taxes                                28,658            24,988           57,617            38,335

Income taxes                                              11,605            10,209           23,297            15,742
                                                   -------------     -------------    -------------     -------------

Income from continuing operations                         17,053            14,779           34,320            22,593

Discontinued operations:
   Income (loss) from discontinued
     operations                                           (1,445)            1,677           (4,350)            5,169
   Loss on disposition of discontinued
     operations                                           (5,970)              ---           (5,970)              ---
                                                   -------------     -------------    -------------     -------------
Net income                                         $       9,638     $      16,456    $      24,000     $      27,762
                                                   =============     =============    =============     =============

Earnings per common share:
     Income from continuing operations             $        0.71     $        0.56    $        1.38     $        0.85
     Income (loss) from discontinued
       operations                                          (0.31)             0.06            (0.42)             0.19
                                                   -------------     -------------    -------------     -------------
Net income                                         $        0.40     $        0.62    $        0.96     $        1.04
                                                   =============     =============    =============     =============
Earnings per common share
        - assuming dilution:
     Income from continuing operations             $        0.70     $        0.55    $        1.36     $        0.84
     Income (loss) from discontinued
       operations                                          (0.31)             0.06            (0.41)             0.19
                                                   -------------     -------------    -------------     -------------
Net income                                         $        0.39     $        0.61    $        0.95     $        1.03
                                                   =============     =============    =============     =============

Dividends paid per common share                    $        0.16     $        0.15    $        0.32     $        0.30
                                                   =============     =============    =============     =============

                                                See accompanying notes.


                                                 MEDIA GENERAL, INC.
                                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                       (000's)
                                                                                    Six Months Ended
                                                                       --------------------------------------------
                                                                            June 25,                  June 27,
                                                                              2000                      1999
                                                                       --------------------------------------------
Operating activities:
Net income                                                             $          24,000         $           27,762
Adjustments to reconcile net income:
     Depreciation and amortization                                                48,430                     52,633
     Deferred income taxes                                                          (126)                    (1,529)
     Investment income -- unconsolidated affiliates,
         net of distributions                                                      4,712                        490
     Gain on disposition of Cable operations                                      (8,286)                       ---
     Loss on disposition of Garden State Paper                                    14,256                        ---
     Change in assets and liabilities:
         Accounts receivable and inventory                                        (5,593)                     5,277
         Accounts payable                                                         (5,289)                   (17,802)
         Taxes payable                                                          (518,855)                     1,139
         Other                                                                     8,877                     (6,660)
                                                                       -----------------         ------------------

Net cash (used) provided by operating activities                                (437,874)                    61,310
                                                                       -----------------         ------------------

Investing activities:
     Capital expenditures                                                        (23,215)                   (30,203)
     Proceeds from maturity of short-term investments                            390,748                        ---
     Purchases of businesses                                                    (620,463)                       ---
     Proceeds from disposition of Cable operations                                10,063                        ---
     Proceeds from sale of other businesses                                          ---                      8,058
     Other, net                                                                   (3,378)                    (2,307)
                                                                       -----------------         ------------------
Net cash used by investing activities                                           (246,245)                   (24,452)
                                                                       -----------------         ------------------

Financing activities:
     Increase in debt                                                            638,000                    170,000
     Payment of debt                                                             (54,164)                  (188,359)
     Stock repurchase                                                           (136,520)                   (13,609)
     Dividends paid                                                               (7,947)                    (8,066)
     Other, net                                                                    1,709                      1,618
                                                                       -----------------         ------------------

Net cash provided (used) by financing activities                                 441,078                    (38,416)
                                                                       -----------------         ------------------

Net decrease in cash and cash equivalents                                       (243,041)                    (1,558)
Cash and cash equivalents at beginning of year                                   255,298                      7,637
                                                                       -----------------         ------------------
Cash and cash equivalents at end of period                             $          12,257         $            6,079
                                                                       =================         ==================

Supplemental  disclosures of cash flow information:
Cash paid during the period for:
     Interest (net of amount capitalized)                              $          12,359         $           30,929
     Income taxes                                                      $         526,907         $           15,437


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

         2. On March 27, 2000, the Company acquired the common stock of Spartan Communications, Inc. (Spartan) for approximately $610 million (net of approximately $9 million of transaction costs and $5 million of cash received). Approximately $500 million of the purchase price was funded with borrowings under an existing $1.2 billion revolving credit facility. The acquisition included 12 network-affiliated television stations and one UPN affiliate which is operated under a local marketing agreement. Additionally, in early June 2000, the Company acquired a group of weekly newspapers in southwestern Virginia from Family Community Newspapers of Southwest Virginia, Inc., for approximately $9 million.

                  These  transactions  have been  accounted for as purchases and the Company's results of operations include the results of each from the dates of acquisition. Purchase price was allocated to the assets acquired based on preliminary appraisals of estimated fair values. Such estimated values may change as the appraisals are finalized and more facts become known. Approximately $680 million of intangible assets relating to these transactions are included in the balance sheet at June 25, 2000, and are being amortized on a straight-line basis over periods of 3-40 years.

                  The following summary presents the Company's pro forma consolidated results of operations for the six months ended June 25, 2000 and June 27, 1999, as if the Spartan acquisition had been completed at the beginning of each period. Certain Spartan items has been reclassified to conform with Media General's presentation. These pro formas, which have been prepared in accordance with rules prescribed by Article 10 of Regulation S-X, do not purport to be indicative of what would have occurred had the acquisition actually been made as of such date, nor are they indicative of results which may occur in the future.

                                                          Pro forma            Pro forma
                                                      Six months ended     Six months ended
(In thousands, except per share amounts)                June 25, 2000        June 27, 1999
                                                        -------------        -------------
Revenues                                                $     406,291        $     387,504
                                                        =============        =============

Income from continuing operations                       $      28,729        $       9,989
Discontinued operations                                       (10,320)               5,169
                                                        -------------        -------------
Net income                                              $      18,409        $      15,158
                                                        =============        =============
Income (loss) per common share -- assuming dilution:
       Income from continuing operations                $        1.14        $        0.37
       Income (loss) from discontinued operations               (0.41)                0.19
                                                        -------------        -------------
       Net income                                       $        0.73        $        0.56
                                                        =============        =============

                  Concurrent with the Spartan acquisition, the Company entered into several new interest rate swap agreements as part of an overall risk management strategy. The objective is to manage interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR, not to trade such instruments for profit or loss. These interest rate swaps total $300 million in notional amount with maturities that range from less than one year to three years; they effectively convert a portion of the Company's variable rate debt to fixed rate debt with a weighted average interest rate approximating 7.4%.

         3. The Company has included as discontinued operations in the accompanying consolidated condensed statements of operations both Garden State Paper (GSP), due to a pending sale of this wholly owned newsprint manufacturer to an affiliate of Enron North America Corporation, and its cable operations, due to the October 1999 sale to Cox Communications, Inc., for all periods presented.

                  The sale of GSP for $72 million (subject to adjustments for certain working capital and other items) also includes a multiyear, financial fixed-price newsprint agreement. The Company has accrued the estimated loss on sale, which includes estimated operating results through the expected date of sale, approximating $14.3 million (net of a $7 million income tax benefit) in its second quarter financial statements and expects that the transaction will close in the third quarter. The sale agreement also requires the Company to retire $20 million of 7.125% revenue bonds at or prior to close.

                  The Company sold its Cable operations to Cox Communications, Inc. for approximately $1.4 billion in October 1999, at which time the Company recognized a $799 million gain (net of income taxes of $510 million). In the second quarter of this year, certain final post-closing adjustments related to this sale resulted in an additional gain of $8.3 million (net of income taxes of $3.6 million).

                  The discontinued results of operations for the three and six month periods ended June 25, 2000 and June 27, 1999 included the following:

                                                            Quarter Ended                  Six months Ended
                                                     ---------------------------       --------------------------
                                                      June 25,          June 27,        June 25,         June 28,
         (in thousands)                                 2000              1999            2000             1999
                                                     ---------         ---------       ---------        ---------
         Revenues                                    $  28,985         $  64,508       $  55,656        $ 131,489
         Costs and Expenses                             30,945            61,954          62,477          123,360
                                                     ---------         ---------       ---------        ---------
         Income before income taxes                     (1,960)            2,554          (6,821)           8,129
         Income taxes (benefit)                           (515)              877          (2,471)           2,960
                                                     ---------         ---------       ---------        ---------
         Income from discontinued operations         $  (1,445)        $   1,677       $  (4,350)       $   5,169
                                                     =========         =========       =========        =========

                  At June 25, 2000, the accompanying consolidated condensed balance sheet included the following approximate amounts related to the GSP sale: current assets of $25 million, noncurrent assets of $70 million, current liabilities of $20 million, and noncurrent liabilities of $1 million.

         4. In December 1999, the Company initiated a program to repurchase up to $250 million of the Company's Class A common stock. As of June 25, 2000, approximately 2.9 million shares had been repurchased (2.7 million in 2000) at a cost of approximately $150 million ($137 million in 2000) since the program's inception. The program has continued in the third quarter.

         5.       Inventories are principally raw materials.

         6.       The  following  table  sets  forth  the  Company's   financial
performance by segment. GSP has been reclassified to discontinued operations, and accordingly, has been excluded from this note due to its pending sale.

(In thousands)                                                    Publishing        Broadcast           Total
----------------------------------------------------------------------------------------------------------------
Three Months Ended June 25, 2000
Consolidated revenues *                                         $   137,840         $  73,459        $   211,299
                                                                ================================================

Segment operating cash flow                                     $    45,205       $    26,087        $    71,292
Allocated amounts:
   Equity in net loss of unconsolidated
     affiliates                                                        (265)                                (265)
   Depreciation and amortization                                     (6,442)           (5,377)           (11,819)
                                                                ------------------------------------------------
     Segment profit                                             $    38,498       $    20,710             59,208
                                                                =============================

Unallocated amounts:
   Interest expense                                                                                      (10,655)
   Investment income - SP Newsprint                                                                          518
   Acquisition intangible amortization                                                                   (13,590)
   Corporate expenses                                                                                     (8,427)
   Other                                                                                                   1,604
                                                                                                     -----------
     Consolidated income from continuing operations before income taxes                              $    28,658
                                                                                                     ===========

----------------------------------------------------------------------------------------------------------------


(In thousands)                                                    Publishing        Broadcast           Total
----------------------------------------------------------------------------------------------------------------
Three Months Ended June 27, 1999
Consolidated revenues *                                         $   130,801       $    44,110        $   174,911
                                                                ================================================
Segment operating cash flow                                     $    44,009       $    13,930        $    57,939
Allocated amounts:
   Equity in net income of unconsolidated
     affiliate                                                          128                                  128
   Depreciation and amortization                                     (6,385)           (2,719)            (9,104)
                                                                ------------------------------------------------
     Segment profit                                             $    37,752       $    11,211             48,963
                                                                =============================
Unallocated amounts:
   Interest expense                                                                                      (14,431)
   Investment income - SP Newsprint                                                                        2,403
   Acquisition intangible amortization                                                                    (8,483)
   Corporate expenses                                                                                     (7,034)
   Other                                                                                                   3,570
                                                                                                     -----------
     Consolidated income from continuing operations before income taxes                              $    24,988
                                                                                                     ===========
----------------------------------------------------------------------------------------------------------------
Six Months Ended June 25, 2000
Consolidated revenues *                                         $   269,916       $   113,841        $   383,757
                                                                ================================================

Segment operating cash flow                                     $    87,168       $    35,197        $   122,365
Allocated amounts:
   Equity in net loss of unconsolidated
     affiliates                                                        (939)                                (939)
   Depreciation and amortization                                    (12,871)           (8,341)           (21,212)
                                                                ------------------------------------------------
     Segment profit                                             $    73,358       $    26,856            100,214
                                                                =============================

Unallocated amounts:
   Interest expense                                                                                      (12,013)
   Investment loss - SP Newsprint                                                                           (373)
   Acquisition intangible amortization                                                                   (21,685)
   Corporate expenses                                                                                    (16,806)
   Other                                                                                                   8,280
                                                                                                     -----------
     Consolidated income from continuing operations before income taxes                              $    57,617
                                                                                                     ===========

----------------------------------------------------------------------------------------------------------------
Six Months Ended June 27, 1999
Consolidated revenues *                                         $   258,704       $    81,171        $   339,875
                                                                ================================================
Segment operating cash flow                                     $    83,456       $    22,645        $   106,101
Allocated amounts:
   Equity in net loss of unconsolidated
     affiliate                                                         (386)                                (386)
   Depreciation and amortization                                    (12,714)           (5,423)           (18,137)
                                                                ------------------------------------------------
     Segment profit                                             $    70,356       $    17,222             87,578
                                                                =============================
Unallocated amounts:
   Interest expense                                                                                      (29,403)
   Investment income - SP Newsprint                                                                        6,353
   Acquisition intangible amortization                                                                   (16,967)
   Corporate expenses                                                                                    (13,834)
   Other                                                                                                   4,608
                                                                                                     -----------
     Consolidated income from continuing operations before income taxes                              $    38,335
================================================================================================================

* Intercompany revenues are less than 1% of consolidated revenues and have been eliminated.

         7. The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                               Quarter Ended June 25, 2000                      Quarter Ended June 27, 1999
                                          ------------------------------------           --------------------------------------
                                            Income       Shares      Per Share             Income        Shares       Per Share
(In thousands, except per share amounts)  (Numerator) (Denominator)    Amount            (Numerator)  (Denominator)     Amount
                                          ------------------------------------           --------------------------------------
Basic EPS
Income from continuing operations
   available to common stockholders         $17,053       24,184     $    0.71             $14,779        26,586      $    0.56
                                                                     =========                                        =========

Effect of dilutive securities
Stock options                                                191                                             262
Restricted stock and other                       (6)          98                                (9)          119
                                          ----------------------                         -----------------------

Diluted EPS
Income from continuing operations
   available to common stockholders
   plus assumed conversions                 $17,047       24,473     $    0.70             $14,770        26,967      $    0.55
                                          ====================================           ======================================



                                             Six Months Ended June 25, 2000                  Six Months Ended June27, 1999
                                          ------------------------------------           --------------------------------------
                                            Income       Shares      Per Share             Income        Shares       Per Share
(In thousands, except per share amounts)  (Numerator) (Denominator)    Amount            (Numerator)  (Denominator)     Amount
                                          ------------------------------------           --------------------------------------

Basic EPS
Income from continuing operations
   available to common stockholders         $34,320       24,920     $    1.38             $22,593        26,616      $    0.85
                                                                     =========                                        =========

Effect of dilutive securities
Stock options                                                201                                             263
Restricted stock and other                      (12)          95                               (19)          116
                                          ----------------------                         -----------------------

Diluted EPS
Income from continuing operations
   available to common stockholders
   plus assumed conversions                 $34,308       25,216     $    1.36             $22,574        26,995      $    0.84
                                          ====================================           ======================================

         8. The Company has reflected its investment in the common stock of Hoover's, Inc., which is included in the accompanying balance sheet in Other Assets, at fair value and has recognized $4.9 million and $2.5 million, net of tax, for the unrealized loss on the investment during the second quarter and the first half of 2000, respectively. Comprehensive income was $4.6 and $16.5 for the quarterly periods, and $21.5 and $27.8 for the year-to-date periods, ended June 25, 2000 and June 27, 1999, respectively.

         9. In August 2000, subsequent to the close of the second quarter, the Company acquired three newspaper groups from Thomson Newspapers for approximately $237 million. The groups are located in South Carolina and Alabama.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
--------

         Media General is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, television, interactive media, recycled newsprint, and diversified information services.

         The Company's fiscal year ends on the last Sunday in December.

         The past several years have been distinguished by a series of acquisitions, exchanges, investments and dispositions which have significantly intensified the Company's focus on southeastern newspapers and television stations. Continuing this strategy, the Company acquired Spartan Communications, Inc. (Spartan) for approximately $610 million (net of approximately $9 million of transaction costs and $5 million of cash received) early in the second fiscal quarter of this year. The Spartan acquisition included 12 major network-affiliated television stations and one UPN affiliate which is operated under a local marketing agreement. In June of this year the Company also acquired a group of weekly newspapers in southwestern Virginia for approximately $9 million. Additionally, the Company recognized an $8.3 million gain (net of income taxes of $3.6 million) as a result of certain final post-closing adjustments related to the Company's October 1999 sale of its Cable operations.

         Subsequent to the close of the second quarter, the Company acquired three newspaper groups in its core southeastern region from Thomson Newspapers for approximately $237 million. Further tightening its vision, the Company announced early in the third quarter the sale of Garden State Paper (the Company's wholly owned newsprint manufacturer) to an affiliate of Enron North America Corporation and recorded a loss, which necessarily includes estimates, of approximately $14 million (net of an approximate income tax benefit of $7 million). This transaction is expected to close in the third quarter of this year; due to its pending sale, Garden State has been included in discontinued operations for all periods presented and discussion of its operations has been excluded for purposes of this narrative.

         Over the past several years, the Company has begun to invest in several leading online companies. These companies provide services from delivering daily television newscasts and other media, to providing financial information, to creating commercial web sites. The Publishing and Broadcast Segments have already been, and increasingly will be, affected by the influence of the Internet. While the Company's initial investment in these online endeavors remains relatively modest to date, it plans to continue to embrace the opportunities which the Internet and e-commerce will undoubtedly present.

         Additionally, the Company continues its program to repurchase up to $250 million of its Class A common stock. As of June 25, 2000, approximately 2.9 million shares had been repurchased since the program's inception at a cost of approximately $150 million.

RESULTS OF OPERATIONS
---------------------

         Results for the second quarter and first half of 2000 were meaningfully influenced by the effects of two significant nonrecurring items. The Company recorded a $14.3 million after-tax loss in connection with the pending sale of GSP, as well as an $8.3 million after-tax gain resulting from settlement of post-closing adjustments related to the prior-year sale of its Cable operations. Inclusive of these items, net income for the second quarter and first half of this year was $9.6 million ($0.40 per share, or $0.39 per share - assuming dilution) and $24 million ($0.96 per share, or $0.95 per share - assuming dilution).

         For the quarter, income from continuing operations rose to $17.1 million ($0.71 per share, or $0.70 per share - assuming dilution) compared with $14.8 million ($0.56 per share, or $0.55 per share - assuming dilution) in last year's same quarter. This 15% increase resulted from a combination of factors which include an 85% increase in Broadcast Segment profits (the majority of which was attributable to the newly acquired Spartan properties) and a 26% decrease in interest expense due primarily to lower average debt levels, partially offset by a 60% increase in intangible amortization related to the Spartan purchase.

         In the year to date, income from continuing operations rose to $34.3 million ($1.38 per share, or $1.36 per share - assuming dilution) from $22.6 million ($0.85 per share, or $0.84 per share - assuming dilution) in the prior year's first half. This 52% increase resulted from reasons similar to those for the quarter: a 56% rise in Broadcast Segment profits (the majority of which was generated by the recently acquired Spartan stations), a 59% decrease in interest expense due primarily to lower average debt levels, and $8 million of interest income resulting from the investment of sale proceeds from the 1999 Cable sale, partially offset by a 28% increase in intangible amortization related to the Spartan purchase and a drop in the Company's income from its share of SP Newsprint (SPNC) from $6.4 million in 1999 to a loss of $.4 million in 2000. SPNC's year-over year decreased results were shared evenly among its Newberg and Dublin mills. A 4% drop in tons shipped and a 3% decline in average selling price combined to produce the lower results at the Dublin mill; the Company's share of the results of SPNC's recently acquired Newberg mill amounted to a $3.5 million loss.

PUBLISHING
----------

         Operating income for the Publishing Division increased $.7 million (2%) and $3 million (4%) in the second quarter and first half of 2000 over the comparable 1999 levels. The second quarter includes a $7 million increase in revenues, partially offset by a $ 5.9 million rise in operating expenses; in the year to date, an $11.2 million increase in revenues was partially offset by a $7.6 million rise in operating expenses. Both periods were affected by slightly reduced results from equity investments. As illustrated by the following chart, improved revenues in both the second quarter and year to date were driven by strong increases in classified advertising (led by the automotive and employment categories) and solid performances in general advertising (led by the airline and telecommunications categories). While retail advertising showed moderate improvement in the quarter (driven by the department store category), it continued to be the weakest source of revenue growth in the year-to-date period.

                               Publishing Segment
                        Advertising Revenues by Category

               2nd Quarter                        Six Months YTD
               -----------                        --------------

        Retail  Classified  General         Retail  Classified  General
        ------  ----------  -------         ------  ----------  -------
2000     49.4      48.4       9.4            94.7      95.4      18.1
1999     47.9      44.9       8.0            94.0      88.3      15.9


         Publishing Segment operating expenses rose due to a combination of factors. In the second quarter, increased expenses resulted from: a $1.6 million rise in employee compensation as a result of normal salary increases, a $.7 million increase in newsprint expense due to increased consumption coupled with higher average cost per ton, and finally, an increase in other operating costs including circulation, repairs and maintenance, and occupancy costs. In the year to date, higher expenses resulted from: a $3 million rise in employee compensation due to normal salary increases, as well as increases in other operating costs among the newspapers for the same reasons as mentioned in the quarter. The Tampa Tribune incurred additional expenses and rental costs related to moving its newsroom to the Company's new multimedia center, which also houses WFLA-TV and the Company's area online presence, TBO.com. These combined year-over-year increases more than offset a $.9 million decrease in newsprint expense due to lower average cost per ton

         BROADCAST
         ---------

         Broadcast operating income rose $9.5 million and $9.6 million in the second quarter and first half of this year; $8.8 million of each of these increases was due to the addition of the Spartan properties early in the second quarter. Excluding Spartan, revenues rose a solid $2.8 million and $6.1 million in the current quarter and first six months of this year, while operating expenses increased $2.1 million and $5.3 million as well. The following chart illustrates improved time sales in all advertising revenue categories: National advertising rose on the strength of the automotive category, Political advertising increased as a result of the presidential and congressional primaries, and Local advertising improved due to vigor in the automotive and fast food categories. Excluding Spartan, the small to mid-size stations posted nearly 50% and 75% of this total advertising revenue increase for the quarterly and year-to-date periods, while the Company's largest station, WFLA in Tampa, was responsible for the remainder. This strong showing at the small to mid-size stations indicates that the Company's investment in personnel and programming is reaping benefits as reflected in average annual audience share increases at nine of these twelve stations.

                                Broadcast Segment
                      Advertising Time Sales by Categories

                                      2nd Quarter
                                      -----------

                         Local         National        Political
                         -----         --------        ---------
2000 Other Stations      27.3            17.9             0.7
2000 Spartan Stations    15.1            11.8             0.6
1999 Stations            25.9            16.7             0.1


                                    Six Months YTD
                                    --------------

                         Local         National        Political
                         -----         --------        ---------
2000 Other Stations      50.2            33.1             1.4
2000 Spartan Stations    15.1            11.8             0.6
1999 Stations            48.3            30.7             0.2

         Excluding Spartan, the higher Broadcast operating expenses resulted for similar reasons in both the quarter and year to date: an 8% increase in programming costs in both periods related to the addition of enhanced programming  and to a rise of  approximately  5% in  employee  compensation  and benefit expense due to upgraded staffing as well as normal increases. The Company's Tampa station was responsible for the largest portion of these increased operating expenses due to the reasons above as well as to higher occupancy costs as WFLA moved into the Company's new fully digital, state-of-the-art multimedia center.


INTEREST INCOME AND EXPENSE
---------------------------

         Interest expense in the second quarter and first six months of 2000 decreased $3.8 million and $17.4 million from the equivalent year-ago periods due to a $262 million and $541 million reduction in average debt outstanding. This debt reduction was effected when a portion of the proceeds from the October 1999 sale of the Company's Cable operations was used to repay all bank debt then outstanding and to terminate associated interest rate swaps. The second quarter purchase of Spartan increased the Company's debt; however, average debt outstanding still remained appreciably lower than prior-year levels. The effective interest rate rose modestly from just under 7% in both the second quarter and first half of 1999 to slightly over 7% in the equivalent periods of 2000.

         The Company earned interest income of $8.2 million in the first quarter of 2000 from its investments predominantly in prime-rated commercial paper.



INCOME TAXES
------------

         Income taxes from continuing operations increased $1.4 million and $7.6 million in the current quarter and first half of this year on a pretax earnings rise of $3.7 million and $19.3 million. Slightly offsetting the effect on taxes of these increased earnings was a modest decrease in the Company's effective tax rate.

LIQUIDITY
---------

         The proceeds from the maturity of short-term investments and from the settlement of post-closing issues related to the Cable disposition, together with cash on hand and funds generated from operating and financing activities, combined to provide funds for several large anticipated payments during the first half of this year. The most significant of these included the following: approximately $610 million for the purchase of Spartan, approximately $527 million of federal and state tax payments (the majority of which were attributable to the gain on the October 1999 sale of the Company's Cable operations), in excess of $136 million of stock repurchases, and a scheduled $13 million installment on senior note debt in the first quarter. These funds also supplied $23 million for capital expenditures, approximately $9 million for the purchase of a group of small weekly newspapers in southwestern Virginia, and $8 million for the payment of dividends to stockholders.

         Subsequent to the end of the second quarter, on August 1, 2000, the Company purchased three newspaper groups from Thomson Newspapers for approximately $237 million. Additionally, the stock repurchase program initiated in December of 1999 continues in the third quarter. Also noteworthy, the Company anticipates receiving approximately $72 million in cash from the sale of Garden State Paper which is expected to close in the third quarter of this year. The Company anticipates that internally generated funds provided by operations, together with existing credit facilities and funds from dispositions, will be more than adequate to finance projected capital expenditures, dividends to stockholders and working capital needs throughout 2000, as well as other corporate initiatives.



OUTLOOK
-------

         Already this year the Company has doubled the size of its Broadcast Segment to 26 stations, extended its reach in the Southeast with the purchase of Thomson's South Carolina and Alabama newspapers and continues to explore the advantages of media convergence. With the announcement of the sale of Garden State Paper, the Company will be able to channel its efforts and focus its energy toward its chosen interests in southeastern newspapers and television stations, as well as interactive media. The Broadcast Segment is positioned for a strong second half; the hotly contested political races and upcoming Olympics should significantly bolster revenues. The Spartan stations have already posted solid results in the short time that the Company has owned them and they are expected to produce strong cash flow in the future. Despite a newsprint price increase announced early in the second quarter, the Publishing Segment is expected to enjoy continued growth throughout the year. With the Company's recent acquisitions, the future holds opportunities to simultaneously advance its strategy of southeastern and interactive expansion, while utilizing the advantages of media convergence.


                                   * * * * * *

         Certain statements in this Form 10-Q that are not historical facts are "forward-looking" statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to the sale of Garden State Paper, the Company's share repurchase program and expectations regarding newsprint prices, advertising levels and broadcast ratings. Forward-looking statements, including those which use words such as the company "believes," "anticipates," "expects," "estimates" and similar statements, are made as of the date of this report and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

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

                           PART II. OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Media General, Inc., was held on May 19, 2000, for the purpose of electing a board of directors. Each nominee for director was elected by the following vote:

                                            Class A                  Class A
                                         Shares Voted              Shares Voted
Class A Directors                            "FOR"                  "WITHHELD"
-----------------                          ----------               ----------
Charles A. Davis                           14,250,893                7,872,196
Robert V. Hatcher, Jr.                     14,261,692                7,861,397
John G. Medlin, Jr.                        14,263,603                7,859,486

                                            Class B                  Class B
                                          Shares Voted             Shares Voted
Class B Directors                            "FOR"                  "WITHHELD"
-----------------                          ---------                ----------
Robert P. Black                             552,244                     380
J. Stewart Bryan III                        552,244                     380
Marshall N. Morton                          552,244                     380
Roger H. Mudd                               552,244                     380
Wyndham Robertson                           552,244                     380
Henry L. Valentine, II                      552,244                     380


Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

         27.1        Financial Data Schedule for the period ended June 25, 2000.

         27.2        Restated Financial Data Schedule for the period ended June
                     27, 1999.


(b)      Reports on Form 8-K

         On April 3, 2000, the Company filed a Form 8-K to report the March 27, 2000, purchase of Spartan Communications, Inc. On June 9, 2000, the Company filed a Form 8-K/A which contained financial statements and pro forma information omitted (in reliance upon Item 7(a)(4) and 7(b)(2) of Form 8-K) from the above-mentioned Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MEDIA GENERAL, INC.



DATE:   August 8, 2000               /s/ J. Stewart Bryan III
                                     ------------------------
                                     J. Stewart Bryan III, Chairman, President
                                     and Chief Executive Officer



DATE:   August 8, 2000               /s/ Marshall N. Morton
                                     ----------------------
                                     Marshall N. Morton
                                     Senior Vice President and Chief Financial
                                     Officer