Form 10-Q
period 2000-09-24
MEDIA GENERAL INC
filed 2000-11-07
CIK 216539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

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

             Yes          X                No
                    -------------                  -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 29, 2000.

              Class A Common shares:              22,269,212
              Class B Common shares:                 556,574

                               MEDIA GENERAL, INC.
                                TABLE OF CONTENTS
                                FORM 10-Q REPORT
                               SEPTEMBER 24, 2000

                                                                                Page
Part I.    Financial Information

  Item 1.   Financial Statements

               Consolidated Condensed Balance Sheets - September 24, 2000,
               and December 26, 1999                                              1

               Consolidated Condensed Statements of Operations - Third quarter
               and nine months ended September 24, 2000, and September 26, 1999   3

               Consolidated Condensed Statements of Cash Flows - Nine
               months ended September 24, 2000, and September 26, 1999            4

               Notes to Consolidated Condensed Financial Statements               5

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                            11

Part II.   Other Information

  Item 6.   Exhibits and Reports on Form 8-K                                     17

               (a)    Exhibits

               (b)    Reports on Form 8-K

Signatures                                                                       18

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

                               MEDIA GENERAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              (000's except shares)

                                                                           (Unaudited)
                                                                          September 24,             December 26,
                                                                              2000                      1999
                                                                       -----------------         ------------------
ASSETS

Current assets:
     Cash, cash equivalents and short-term investments                 $           9,638         $          646,046
     Accounts receivable - net                                                   104,862                    102,834
     Inventories                                                                   9,669                     14,282
     Other                                                                        46,310                     33,572
                                                                       -----------------         ------------------
         Total current assets                                                    170,479                    796,734
                                                                       -----------------         ------------------

Investments in unconsolidated affiliates                                          86,430                     87,871

Other assets                                                                      67,783                     58,945

Property, plant and equipment - net                                              388,210                    381,476

Excess of cost over fair value of net identifiable assets
     of acquired businesses - net                                                962,782                    631,597

FCC licenses and other intangibles - net                                         908,193                    383,751
                                                                       -----------------         ------------------

                                                                       $       2,583,877         $        2,340,374
                                                                       =================         ==================


                             See accompanying notes.

                               MEDIA GENERAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              (000's except shares)

                                                                           (Unaudited)
                                                                          September 24,             December 26,
                                                                              2000                      1999
                                                                       -----------------         ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                  $          29,651         $           32,032
     Accrued expenses and other liabilities                                      104,927                     75,190
     Income taxes payable                                                            ---                    508,966
     Current maturity of long-term debt                                              ---                     13,000
                                                                       -----------------         ------------------
         Total current liabilities                                               134,578                    629,188
                                                                       -----------------         ------------------

Long-term debt                                                                   826,134                     46,838

Deferred income taxes                                                            346,959                    217,437

Other liabilities and deferred credits                                           106,914                    116,009

Stockholders' equity:
     Preferred stock ($5 cumulative convertible),
         par value $5 per share:
              Authorized 5,000,000 shares;
                  none outstanding
     Common stock, par value $5 per share:
         Class A, authorized 75,000,000 shares; issued
              22,489,076 and 25,911,614 shares                                   112,445                    129,558
         Class B, authorized 600,000 shares; issued
              556,574 shares                                                       2,783                      2,783
     Additional paid-in capital                                                      ---                      3,040
     Accumulated other comprehensive income-
         unrealized gains on equity securities                                     2,947                      7,392
     Unearned compensation                                                        (2,342)                    (2,973)
     Retained earnings                                                         1,053,459                  1,191,102
                                                                       -----------------         ------------------
         Total stockholders' equity                                            1,169,292                  1,330,902
                                                                       -----------------         ------------------

                                                                       $       2,583,877         $        2,340,374
                                                                       =================         ==================

                             See accompanying notes.

                               MEDIA GENERAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (000's except for per share data)

                                                         Third Quarter Ended                 Nine Months Ended
                                                   -------------------------------    -------------------------------
                                                      Sept. 24,        Sept. 26,         Sept. 24,        Sept. 26,
                                                        2000             1999              2000             1999
                                                   -------------     -------------    -------------     -------------
Revenues                                           $     201,865     $     166,621     $    585,622     $     506,496
                                                   -------------     -------------     ------------     -------------
Operating costs:
     Production                                           86,807            68,167          246,693           213,160
     Selling, distribution and
       administrative                                     66,663            50,331          186,628           152,119
     Depreciation and amortization                        27,995            18,614           72,679            55,160
                                                   -------------     -------------    -------------     -------------
       Total operating costs                             181,465           137,112          506,000           420,439
                                                   -------------     -------------    -------------     -------------
Operating income                                          20,400            29,509           79,622            86,057
                                                   -------------     -------------    -------------     -------------

Other income (expense):
     Interest expense                                    (14,173)          (13,218)         (26,186)          (42,621)
     Investment income (loss) -
       unconsolidated affiliates                           2,135              (140)             823             9,000
     Gain on sale of Denver
       Newspapers, Inc. common stock                         ---            30,958              ---            30,958
     Other, net                                            3,410               450           15,130             2,500
                                                   -------------     -------------    -------------     -------------
         Total other income (expense)                     (8,628)           18,050          (10,233)             (163)
                                                   -------------     -------------    -------------     -------------
Income from continuing operations
       before income taxes                                11,772            47,559           69,389            85,894
Income taxes                                               3,314            19,372           26,611            35,114
                                                   -------------     -------------    -------------     -------------
Income from continuing operations                          8,458            28,187           42,778            50,780
Discontinued operations:
   Income (loss) from discontinued
     operations                                              ---             2,259           (4,350)            7,428
   Loss on disposition of discontinued
operations                                                   ---               ---           (5,970)              ---
                                                   -------------     -------------    -------------     -------------
Net income                                         $       8,458     $      30,446    $      32,458     $      58,208
                                                   =============     =============    =============     =============

Earnings per common share:
     Income from continuing operations             $        0.37     $        1.06    $        1.76     $        1.91
     Income (loss) from discontinued
       operations                                            ---              0.09            (0.43)             0.28
                                                   -------------     -------------    -------------     -------------
Net income                                         $        0.37     $        1.15    $        1.33     $        2.19
                                                   =============     =============    =============     =============
Earnings per common share
        - assuming dilution:
     Income from continuing operations             $        0.36     $        1.05    $        1.74     $        1.89
     Income (loss) from discontinued
       operations                                            ---              0.09            (0.42)             0.27
                                                   -------------     -------------    -------------     -------------
Net income                                         $        0.36     $        1.14    $        1.32     $        2.16
                                                   =============     =============    =============     =============

Dividends paid per common share                    $        0.16     $        0.15    $        0.48     $        0.45
                                                   =============     =============    =============     =============

                             See accompanying notes.

                               MEDIA GENERAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                     (000's)

                                                                                Nine Months Ended
                                                                       --------------------------------------------
                                                                          September 24,             September 26,
                                                                              2000                      1999
                                                                       --------------------------------------------
Operating activities:
Net income                                                             $          32,458         $           58,208
Adjustments to reconcile net income:
     Depreciation and amortization                                                76,425                     78,614
     Deferred income taxes                                                        (1,005)                    (6,365)
     Investment income -- unconsolidated affiliates                                 (823)                   (10,243)
     Distributions from unconsolidated affiliates                                  3,400                     30,008
     Loss on disposition of Garden State Paper                                    14,256                        ---
     Gain on disposition of Cable operations                                      (8,286)                       ---
     Gain on disposition of Denver Newspapers, Inc.
         common stock                                                                ---                    (30,958)
     Change in assets and liabilities:
         Accounts receivable and inventory                                         1,400                      7,066
         Accounts payable                                                         (2,071)                    (6,440)
         Taxes payable                                                          (516,263)                    15,900
         Other                                                                     2,305                     (7,730)
                                                                       -----------------         ------------------
Net cash (used) provided by operating activities                                (398,204)                   128,060
                                                                       ------------------        ------------------
Investing activities:
     Capital expenditures                                                        (34,096)                   (48,094)
     Proceeds from maturity of short-term investments                            390,748                        ---
     Purchases of businesses                                                    (858,201)                       ---
     Proceeds from disposition of Cable operations                                10,063                        ---
     Proceeds from disposition of Garden State Paper                              72,000
     Proceeds from sale of other businesses                                        3,825                      8,058
     Denver Newspapers, Inc.:
         Proceeds from disposition of common stock                                   ---                     39,000
         Redemption of preferred stock                                               ---                     34,000
     Other investments                                                           (12,256)                    (5,463)
     Other, net                                                                      178                        790
                                                                       -----------------         ------------------
Net cash (used) provided by investing activities                                (427,739)                    28,291
                                                                       ------------------        ------------------
Financing activities:
     Increase in debt                                                            985,000                    238,000
     Payment of debt                                                            (219,247)                  (368,432)
     Stock repurchase                                                           (177,735)                   (13,609)
     Dividends paid                                                              (11,655)                   (12,054)
     Other, net                                                                    3,920                      1,895
                                                                       -----------------         ------------------
Net cash provided (used) by financing activities                                 580,283                   (154,200)
                                                                       -----------------         ------------------
Net (decrease) increase in cash and cash equivalents                            (245,660)                     2,151
Cash and cash equivalents at beginning of year                                   255,298                      7,637
                                                                       -----------------         ------------------
Cash and cash equivalents at end of period                             $           9,638         $            9,788
                                                                       =================         ==================
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest (net of amount capitalized)                          $          26,616         $           44,355
         Income taxes                                                  $         527,018         $           25,680


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

         2. On August 1, 2000, the Company acquired, for approximately $239 million, the assets of certain newspaper groups from Thomson Newspapers; these groups are located in South Carolina and Alabama. The transaction was funded with borrowings under an existing $1.2 billion revolving credit facility. On March 27, 2000, the Company acquired the common stock of Spartan Communications, Inc. (Spartan) for approximately $610 million (including approximately $9 million of transaction costs and net of $5 million cash received). Approximately $500 million of the purchase price was funded with borrowings under the aforementioned credit facility. The acquisition included 12 network-affiliated television stations and one UPN affiliate which is operated under a local marketing agreement. Additionally, in early June 2000, the Company acquired a group of weekly newspapers in southwestern Virginia from Family Community Newspapers of Southwest Virginia, Inc., for approximately $9 million.

            These  transactions  have been  accounted  for as purchases  and the
Company's results of operations include the results of each from the dates of acquisition. Purchase price was allocated to the assets acquired based on preliminary appraisals of estimated fair values. Such estimated values may change as the appraisals are finalized and more facts become known. Approximately $895 million of intangible assets relating to these transactions are included in the balance sheet at September 24, 2000, and are being amortized on a straight-line basis over periods of 3-40 years.

            The following summary presents the Company's pro forma consolidated results of operations for the nine months ended September 24, 2000, and September 26, 1999, as if the Spartan acquisition had been completed at the beginning of each period. Certain Spartan items have been reclassified to conform with Media General's presentation. These pro formas, which have been prepared in accordance with rules prescribed by Article 10 of Regulation S-X, do not purport to be indicative of what would have occurred had the acquisition actually been made as of such date, nor are they indicative of results which may occur in the future.

                                                                            Pro forma                     Pro forma
                                                                        Nine months ended             Nine months ended
(In thousands, except per share amounts)                               September 24, 2000            September 26, 1999
                                                                       ------------------            ------------------
Revenues                                                                $     608,156                   $     589,013
                                                                        =============                   =============

Income from continuing operations                                       $      37,187                   $      27,125
Discontinued operations                                                       (10,320)                          7,428
                                                                        -------------                   -------------
Net income                                                              $      26,867                   $      34,553
                                                                        =============                   =============
Income (loss) per common share -- assuming dilution:
       Income from continuing operations                                $        1.51                   $        1.01
       Income (loss) from discontinued operations                               (0.42)                           0.27
                                                                        -------------                   -------------
       Net income                                                       $        1.09                   $        1.28
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

         3.  The  Company  has  included  as  discontinued   operations  in  the
accompanying consolidated condensed statements of operations both Garden State Paper (GSP) and its cable operations for all periods presented.

             In September 2000, the Company consummated the sale of GSP to an affiliate of Enron North America Corporation for approximately $72 million, plus working capital amounts yet to be received. The $14.3 million loss on sale (net of income tax benefit of $6.5 million) is subject to resolution with the buyer of certain working capital, income tax and other items. The transaction also includes a seven-year, financial fixed-price newsprint agreement which the Company does not intend to retain. Concurrent with the sale, the Company retired $20 million of 7.125% revenue bonds.

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

                  The results of these discontinued operations for the three and nine-month periods ended September 24, 2000 and September 26, 1999 were as follows:

                                                           Quarter Ended                    Nine Months Ended
                                                   -----------------------------      ----------------------------
                                                    Sept. 24,         Sept. 26,         Sept. 24,        Sept. 26,
         (in thousands)                               2000              1999              2000             1999
                                                   -----------       -----------      -----------       -----------
         Revenues                                  $    20,724       $    66,560      $    55,656       $   198,049
         Costs and expenses                             20,724            63,164           62,477           186,524
                                                   -----------       -----------      -----------       -----------
         Income (loss) before income taxes                 ---             3,396           (6,821)           11,525
         Income taxes (benefit)                            ---             1,137           (2,471)            4,097
                                                   -----------       -----------      -----------       -----------
         Income (loss) from discont. operations    $       ---       $     2,259      $    (4,350)      $     7,428
                                                   ===========       ===========      ===========       ===========

         4. In December 1999, the Company initiated a program to repurchase up to $250 million of the Company's Class A common stock. As of September 24, 2000, approximately 3.8 million shares had been repurchased (3.5 million in 2000) at a cost of approximately $191.4 million ($178.6 million in 2000) since the program's inception. The program has continued in the fourth quarter.

         5. Inventories are principally raw materials.

         6. The following table sets forth the Company's financial performance by segment.


(In thousands)                                                    Publishing        Broadcast           Total
----------------------------------------------------------------------------------------------------------------
Three Months Ended September 24, 2000
Consolidated revenues *                                         $   135,162       $    66,703        $   201,865
                                                                =================================================

Segment operating cash flow                                     $    38,547       $    19,049        $    57,596
Allocated amounts:
   Equity in net loss of unconsolidated affiliates                     (634)                                (634)
   Depreciation and amortization                                     (6,846)           (5,547)           (12,393)
                                                                ------------------------------------------------
     Segment profit                                             $    31,067       $    13,502             44,569
                                                                =============================

Unallocated amounts:
   Interest expense                                                                                      (14,173)
   Investment income - SP Newsprint                                                                        2,769
   Acquisition intangible amortization                                                                   (14,453)
   Corporate expenses                                                                                     (8,856)
   Other                                                                                                   1,916
                                                                                                     -----------
     Consolidated income from continuing operations before income taxes                              $    11,772
                                                                                                     ===========

(In thousands)                                                    Publishing        Broadcast           Total
----------------------------------------------------------------------------------------------------------------
Three Months Ended September 26, 1999
Consolidated revenues *                                         $   127,105       $    39,516        $   166,621
                                                                ================================================
Segment operating cash flow                                     $    43,117       $    10,149        $    53,266
Allocated amounts:
   Equity in net loss of unconsolidated affiliates                     (377)                                (377)
   Depreciation and amortization                                     (6,552)           (2,793)            (9,345)
                                                                ------------------------------------------------
     Segment profit                                             $    36,188       $     7,356             43,544
                                                                =============================
Unallocated amounts:
   Interest expense                                                                                      (13,218)
   Investment income - SP Newsprint                                                                          237
   Acquisition intangible amortization                                                                    (8,483)
   Corporate expenses                                                                                     (6,639)
   Gain on disposition of Denver
     Newspapers, Inc. common stock                                                                        30,958
   Other                                                                                                   1,160
                                                                                                     -----------
     Consolidated income from continuing operations before income taxes                              $    47,559
                                                                                                     ===========

----------------------------------------------------------------------------------------------------------------
Nine Months Ended September 24, 2000
Consolidated revenues *                                         $   405,078       $   180,544        $   585,622
                                                                ================================================

Segment operating cash flow                                     $   125,715       $    54,246        $   179,961
Allocated amounts:
   Equity in net loss of unconsolidated affiliates                   (1,573)                              (1,573)
   Depreciation and amortization                                    (19,717)          (13,888)           (33,605)
                                                                ------------------------------------------------
     Segment profit                                             $   104,425       $    40,358            144,783
                                                                =============================

Unallocated amounts:
   Interest expense                                                                                      (26,186)
   Investment income - SP Newsprint                                                                        2,396
   Acquisition intangible amortization                                                                   (36,138)
   Corporate expenses                                                                                    (25,662)
   Other                                                                                                  10,196
                                                                                                     -----------
     Consolidated income from continuing operations before income taxes                              $    69,389
                                                                                                     ===========

----------------------------------------------------------------------------------------------------------------
Nine Months Ended September 26, 1999
Consolidated revenues *                                         $   385,809       $   120,687        $   506,496
                                                                ================================================
Segment operating cash flow                                     $   126,573       $    32,794        $   159,367
Allocated amounts:
   Equity in net loss of unconsolidated affiliates                     (763)                                (763)
   Depreciation and amortization                                    (19,266)           (8,216)           (27,482)
                                                                ------------------------------------------------
     Segment profit                                             $   106,544       $    24,578            131,122
                                                                =============================
Unallocated amounts:
   Interest expense                                                                                      (42,621)
   Investment income - SP Newsprint                                                                        6,590
   Acquisition intangible amortization                                                                   (25,450)
   Corporate expenses                                                                                    (20,473)
   Gain on disposition of Denver
     Newspapers, Inc. common stock                                                                        30,958
   Other                                                                                                   5,768
                                                                                                     -----------
     Consolidated income from continuing operations before income taxes                              $    85,894
================================================================================================================

* Intercompany revenues are less than 1% of consolidated revenues and have been eliminated.

         7. The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                       Quarter Ended September 24, 2000            Quarter Ended September 26, 1999
                                    ---------------------------------------     ----------------------------------------
(In thousands, except                  Income        Shares       Per Share        Income         Shares      Per Share
per share amounts)                   (Numerator)  (Denominator)   Amount         (Numerator)   (Denominator)  Amount
                                    ---------------------------------------     ----------------------------------------

Basic EPS
Income from continuing operations
   available to common stockholders   $ 8,458         23,106     $    0.37        $28,187         26,372      $    1.06
                                                                 =========                                    =========

Effect of dilutive securities
Stock options                                            184                                         260
Restricted stock and other                 (5)           101                           (8)           130
                                      ----------------------                      ----------------------

Diluted EPS
Income from continuing operations
   available to common stockholders
   plus assumed conversions           $ 8,453         23,391     $    0.36        $28,179         26,762      $    1.05
                                      ====================================        =====================================


                                     Nine Months Ended September 24, 2000        Nine Months Ended September 26, 1999
                                    ---------------------------------------     ----------------------------------------
(In thousands, except                 Income        Shares       Per Share         Income         Shares      Per Share
per share amounts)                  (Numerator)  (Denominator)   Amount          (Numerator)   (Denominator)  Amount
                                    ---------------------------------------     ----------------------------------------

Basic EPS
Income from continuing operations
   available to common stockholders   $42,778         24,315     $    1.76        $50,780         26,534      $    1.91
                                                                 =========                                    =========

Effect of dilutive securities
Stock options                                            195                                         262
Restricted stock and other                (19)            98                          (27)           121
                                      ----------------------                      ----------------------

Diluted EPS
Income from continuing operations
   available to common stockholders
   plus assumed conversions           $42,759         24,608     $    1.74        $50,753         26,917      $    1.89
                                      ====================================        =====================================


            8. The Company has reflected certain investments in common stock which are included in the accompanying balance sheet in Other Assets, at fair value. Comprehensive income consisted of the following:

                                    Quarter Ended                       Nine Months Ended
                              -------------------------              -------------------------
                              Sept. 24,         Sept. 26,             Sept. 24,        Sept. 26,
(In thousands)                  2000              1999                  2000             1999
                              ---------        ---------             ---------         ---------
Net income                    $   8,458        $  30,446             $  32,458         $  58,208
Unrealized gain (loss)           (1,901)          12,105                (4,444)           12,105
                              ---------        ---------             ---------         ---------
Comprehensive income          $   6,557        $  42,551             $  28,014         $  70,313
                              =========        =========             =========         =========

         9. The Company will adopt Statement of Financial Accounting Standard
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. The Company continues to review its contracts and agreements for embedded derivatives. The Company has identified several interest rate swap agreements that are derivatives and which are expected to qualify as cash flow hedges under the new standard. These agreements are not expected to have an impact on the Company's Statement of Operations but will affect the Company's Balance Sheet and Statement of Stockholders' Equity. The magnitude of the impact will be dependent on market LIBOR rates at the time of adoption.

         In conjunction with the sale of GSP, the Company entered into a newsprint swap agreement that it does not intend to retain. The agreement, under which the Company receives a variable price per metric ton and pays a fixed price of $596 per metric ton, is being accounted for as a derivative. Predominantly, the agreement hedges the Company's exposure to changes in the cost of newsprint; however a portion of the agreement currently exceeds the Company's newsprint usage and changes in the value of this portion of the agreement are recorded in the Statement of Operations. Currently, a $1 increase or decrease in the average newsprint price over the term of the contract would result in income or expense, respectively, to the Company of approximately $80 thousand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         Media General is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, television, interactive media, recycled newsprint and diversified information services.

         The Company's fiscal year ends on the last Sunday in December.

         Over the past several years, the Company has undergone an evolution distinguished by a series of acquisitions, exchanges, investments and dispositions which have significantly intensified the Company's focus on southeastern newspapers and television stations. Furthering this progression, the Company acquired newspaper groups in South Carolina and Alabama, which include five daily newspapers, from Thomson Newspapers for approximately $239 million in August of this year. Early in the second fiscal quarter of this year, the Company acquired Spartan Communications, Inc. (Spartan) for approximately $610 million. The Spartan acquisition included 12 major network-affiliated television stations and one UPN affiliate which is operated under a local marketing agreement. In June of this year the Company also acquired a group of weekly newspapers in southwestern Virginia for approximately $9 million. Additionally, the Company recognized an $8.3 million gain (net of income taxes of $3.6 million) as a result of certain final post-closing adjustments related to the Company's October 1999 sale of its Cable operations.

          Further tightening its focus, during the third quarter of this year the Company completed the sale of Garden State Paper (the Company's wholly owned newsprint manufacturer) to an affiliate of Enron North America Corporation for approximately $72 million, plus working capital amounts yet to be received. In connection with this sale, the Company recorded a $14.3 million loss (net of income tax benefit of $6.5 million) which is subject to resolution with the buyer of certain working capital, income tax and other items. This transaction has been included in discontinued operations for all periods presented and discussion of its operations has been excluded for purposes of this narrative.

         Over the past several years, the Company has begun to invest in several online companies. These companies deliver various services from providing financial information to creating commercial web sites. The Publishing and Broadcast Segments have already been, and increasingly will be, affected by the influence of the Internet. While the Company's initial investment in these online endeavors remains relatively modest to date, its future plans include creating, in 2001, an Interactive Media Division which will cultivate the vast opportunities which rest within the Internet and the e-commerce arena.

         As of September 24, 2000, approximately 3.8 million shares had been repurchased since the program's inception at a cost of approximately $191 million. The Company continued its program to repurchase up to $250 million of its Class A common stock in the fourth quarter.

RESULTS OF OPERATIONS

         Results for the first nine months of 2000 continued to be meaningfully influenced by the effects of two significant nonrecurring items which were recorded in the second quarter of this year. These items were a $14.3 million after-tax loss in connection with the sale of GSP, as well as an $8.3 million after-tax gain resulting from settlement of post-closing adjustments related to the prior-year sale of its Cable operations. Inclusive of these items, net income for the third quarter and first nine months of this year was $8.5 million ($0.37 per share, or $0.36 per share - assuming dilution) and $32.5 million ($1.33 per share, or $1.32 per share - assuming dilution).

         For the quarter, income from continuing operations dropped to $8.5 million compared with $28.2 million ($1.06 per share, or $1.05 per share - assuming dilution) in last year's same quarter. This $19.7 million decrease was almost fully accounted for by the $19 million after-tax gain related to the Company's 1999 third quarter sale of 20% of the outstanding common stock of Denver Newspapers, Inc. (Denver). Other fluctuations included: a 14% decrease in Publishing profits (driven by higher expenses) and a 70% increase in intangible amortization related to acquisitions, partially offset by an 84% increase in Broadcast Segment profits (the majority of which was attributable to the newly acquired Spartan properties), a $3 million rise in other, net (primarily attributable to the favorable outcome of litigation) and a $2.5 million increase in the Company's share of SP Newsprint's (SPNC) results. SPNC's quarter-over-quarter increased results were solely attributable to its Dublin mill where an 8.7% increase in tons shipped and an 18.5% rise in average selling price combined to produce the improved performance.

         In the year to date, income from continuing operations decreased to $42.8 million ($1.76 per share, or $1.74 per share - assuming dilution) from $50.8 million ($1.91 per share, or $1.89 per share - assuming dilution) in the prior year's first nine months. The single largest factor responsible for this 16% year-over-year decrease was the current-year absence of 1999's $19 million after-tax gain from the Denver sale of stock; exclusive of this transaction, income from continuing operations rose 35% year over year. Other significant factors included: a 64% rise in Broadcast Segment profits (again, the majority of which was produced by the Spartan stations) and a 58% decrease in net interest expense due primarily to lower average debt levels, which more than offset a 42% increase in intangibles amortization related to acquisitions. SPNC's year-over year results decreased $4.2 million, primarily the result of its Newberg mill which was acquired in November of 1999.

PUBLISHING

         Operating income for the Publishing Division decreased $5.1 million and $2.1 million in the third quarter and first nine months of 2000 from the comparable 1999 levels. The recently acquired Thomson properties contributed $1.8 million of operating income in each of these periods. Excluding the Thomson properties, third quarter revenues increased $2 million but were more than offset by a $8.9 million rise in operating expenses; in the year to date, a $13.2 million increase in revenues was more than offset by a $17.1 million rise in operating expenses. Both periods were affected by moderately reduced results from equity investments. The following chart illustrates improved revenues in both the third quarter and year to date in all advertising categories. Excluding the Thomson properties, both the quarter and year-to-date revenue improvement was driven by increases in classified advertising (led by the automotive category) and by solid performances in general advertising (led by the telecommunications category). Retail advertising remained relatively flat in both the quarter and year-to-date period (due primarily to reduced department store advertising) and continued to be the weakest source of revenue growth.

                               Publishing Segment
                        Advertising Revenues by Category

                                     [GRAPH]
                   Third Quarter                          9 Months YTD
         ---------------------------------    ----------------------------------
         Retail     Classified     General     Retail     Classified     General
         ------     ----------     -------     ------     ----------     -------
2000      47.5         47.3          8.6       142.3        142.8         26.7
1999      45.5         44.2          7.4       139.5        132.5         23.2

         Excluding the Thomson properties, Publishing Segment operating expenses rose significantly due to a combination of similar factors in both the third quarter and first nine months of 2000. Employee compensation and benefit expense increased $3.4 million and $6.1 million in the quarter and year to date as a result of normal salary increases combined with staffing new positions for the future Interactive Media Division. Newsprint expense rose $2.1 million and $1.2 million in those same periods due to increased consumption, coupled with higher average cost per ton. Finally, other operating costs were up due to higher circulation, marketing and promotion, and occupancy costs. The Tampa Tribune incurred additional expenses and rental costs related to moving its newsroom to the Company's new multimedia center, which also houses WFLA-TV and the Company's area online presence, TBO.com. The $8.9 million quarter-over-quarter rise in operating expenses was composed of the following expense categories, as illustrated by the chart below:

                               Publishing Segment
                    Components of Increased Operating Expense
                                   3rd Quarter


                                     [GRAPH]

               Employee Benefits & Salaries       39%
               Newsprint                          24%
               Occupancy                           7%
               Circulation                         5%
               Marketing & Promotion               3%
               All Other                          22%

         BROADCAST

         Broadcast operating income rose $6.1 million and $15.8 million in the third quarter and first nine months of this year; $5.9 million and $14.8 million of these increases were due to the addition of the Spartan properties at the beginning of the second quarter. Excluding Spartan, revenues rose a solid $3.5 million and $10.6 million in the current quarter and first nine months of this year, while operating expenses increased $3.3 million and $9.6 million in those same periods. The following chart illustrates improved time sales in all advertising revenue categories: National revenues rose on the strength of the automotive advertising category, Political advertising increased as a result of the presidential and congressional primaries, and Local advertising improved due to vigor in the fast food and telecommunications categories. Excluding Spartan, the small to mid-size stations posted nearly 60% of this total advertising revenue increase for both the quarterly and year-to-date periods, while the Company's largest station, WFLA in Tampa, was responsible for the remainder. WFLA is beginning to reap the benefits of its media convergence initiative with The Tampa Tribune and TBO.com as evidenced by a continual increase in audience share at that station from the end of 1999 throughout this year.

                                Broadcast Segment
                      Advertising Time Sales by Categories

                                     [GRAPH]

                                            Third Quarter
                                    --------------------------------
                                    Local     National     Political
                                    -----     --------     ---------
2000     Media General Stations      23.4       14.4          2.6
2000     Spartan Stations            13.6       10.1          1.0
1999     Media General Stations      23.1       14.0          0.8


                                            9 Months YTD
                                     -------------------------------
                                     Local    National     Political
                                     -----    -------      ---------
2000     Media General Stations      73.6       47.5          4.0
2000     Spartan Stations            28.6       21.9          1.5
1999     Media General Stations      71.3       44.8          1.0

         Excluding Spartan, the higher Broadcast operating expenses resulted for similar reasons in both the quarter and year to date: a 4% and 6% increase in programming costs in the third quarter and nine-month period related to the addition of enhanced programming and a rise of approximately 4.5% in employee compensation and benefit expense due to staffing new positions for the future Interactive Media Division as well as normal increases. The Company's Tampa station was responsible for the largest portion of these increased operating expenses due to the reasons mentioned above as well as to higher occupancy costs as WFLA moved into the Company's new fully digital, state-of-the-art multimedia center early this year.

INTEREST INCOME AND EXPENSE

         Interest expense increased $1 million in the third quarter and decreased $16.4 million in the first nine months of 2000 from the equivalent year-ago periods. The quarterly increase was due to a $28.5 million rise in average debt outstanding, as well as to a slight rise in the effective interest rate. The year-over-year decrease resulted from a $337 million reduction in average debt outstanding. This debt reduction was effected when a portion of the proceeds from the October 1999 sale of the Company's Cable operations was used to repay all bank debt then outstanding and to terminate associated interest rate swaps. The second quarter purchase of Spartan and the third quarter purchase of the Thomson properties increased the Company's debt; however, average debt outstanding still remained appreciably lower than prior-year levels. The effective interest rate rose modestly from approximately 7% in both the third quarter and first nine months of 1999 to approximately 7.3% in the equivalent periods of 2000.

         The Company earned interest income of $8.2 million in the first quarter of 2000 from its investments predominantly in prime-rated commercial paper.



INCOME TAXES

         Income taxes from continuing operations decreased $16.1 million and $8.5 million in the current quarter and nine-month period of this year on a pretax earnings decrease of $35.8 million and $16.5 million. Compounding the positive effect on taxes of these decreased earnings, especially during the quarter, was a drop in the Company's year-to-date effective tax rate (from 40.9% to 38.4%), due primarily to a lower effective state tax rate as a result of a reorganization of corporate entities following recent acquisitions and dispositions.

LIQUIDITY

         The proceeds from the maturity of short-term investments, from the sale of GSP, and from the settlement of post-closing issues related to the Cable disposition, together with cash on hand and funds generated from operating and financing activities, combined to provide funds for several large transactions during the first nine months of this year. The most significant of these included the following: approximately $610 million for the purchase of Spartan, approximately $527 million of federal and state tax payments (the majority of which were attributable to the gain on the October 1999 sale of the Company's Cable operations), approximately $239 million for the purchase of the Thomson properties, in excess of $178 million of current-year stock repurchases, and a scheduled $13 million installment payment on senior note debt in the first quarter. These funds also supplied $34 million for capital expenditures, approximately $9 million for the purchase of a group of small weekly newspapers in southwestern Virginia, and $11.7 million for the payment of dividends to stockholders.

         The stock repurchase program initiated in December of 1999 continued into this year's fourth quarter. Additionally, the Company presently expects to invest approximately $70 million over the next 18 months implementing the transition to digital broadcasting. The Company anticipates that internally generated funds provided by operations, together with existing credit facilities, will be more than adequate to finance projected capital expenditures, dividends to stockholders and working capital needs throughout the remainder of 2000, as well as other corporate initiatives.

OUTLOOK

         Already this year the Company has doubled the size of its Broadcast Segment to 26 stations, extended its reach in the Southeast with the purchase of Thomson's South Carolina and Alabama newspapers and inaugurated its state-of-the-art multimedia center in Tampa which is capitalizing on the advantages of media convergence. With the sale of Garden State Paper, the Company is now channeling its efforts and focusing its energy toward its chosen interests in southeastern newspapers and television stations, as well as interactive media, which will become a separate division in 2001. The Broadcast Segment is positioned for a solid fourth quarter, primarily on the strength of the hotly contested presidential and congressional political races. The Spartan stations are already contributing in the short time that the Company has owned them and they are expected to produce strong cash flow in the future. While rising newsprint prices are expected to adversely affect the Publishing Division's results, our share of earnings from SP Newsprint should more than compensate. As the Company evolves from its recent acquisitions and dispositions, the future holds opportunities to simultaneously advance its strategy of southeastern expansion, to pursue the advantages of media convergence, and to develop our role in the interactive media world.


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

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

         27.1   Financial Data Schedule for the period ended September 24, 2000.

         27.2 Restated Financial Data Schedule for the period ended September 26, 1999.


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended September 24, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MEDIA GENERAL, INC.



DATE:    November 7, 2000         /s/ J. Stewart Bryan III
                                  --------------------------------------------
                                  J. Stewart Bryan III, Chairman, President and
                                  Chief Executive Officer



DATE:    November 7, 2000         /s/ Marshall N. Morton
                                  --------------------------------------------
                                  Marshall N. Morton
                                  Senior Vice President and Chief Financial
                                  Officer