Form 10-K405
period 2000-12-31
MEDIA GENERAL INC
filed 2001-03-23
CIK 216539

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the transition period _______ to _______

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X     No ________
                                              -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

         The aggregate market value of voting stock held by nonaffiliates of the registrant, based upon the closing price of the Company's Class A Common Stock as reported on the American Stock Exchange, as of March 4, 2001, was approximately $996,000,000.

         The number of shares of Class A Common Stock outstanding on March 4, 2001, was 22,369,856. The number of shares of Class B Common Stock outstanding on March 4, 2001, was 556,574.

         Part I, Part II and Part IV incorporate information by reference from the Annual Report to Stockholders for the year ended December 31, 2000. Part III incorporates information by reference from the proxy statement for the Annual Meeting of Stockholders to be held on May 18, 2001.

                         Index to Media General, Inc.

        Annual Report on Form 10-K for the Year Ended December 31, 2000

Item No.                                                                               Page
                                     Part I
1.    Business
           General                                                                       1
           Publishing                                                                    2
           Broadcast                                                                     3
           Interactive Media                                                             6
2.    Properties                                                                         7
3.    Legal Proceedings                                                                  8
4.    Submission of Matters to a Vote of Security Holders                                8
Executive Officers of Registrant                                                         8

                                     Part II

5.    Market for Registrant's Common Equity and Related Stockholder Matters              8
6.    Selected Financial Data                                                            9
7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operation                                                                  9
7A.   Quantitative and Qualitative Disclosures About Market Risk                         9
8.    Financial Statements and Supplementary Data                                        9
9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                                          9

                                     Part III

10.   Directors and Executive Officers of the Registrant                                 9
11.   Executive Compensation                                                             9
12.   Security Ownership of Certain Beneficial Owners and Management                     9
13.   Certain Relationships and Related Transactions                                    10

                                     Part IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                   10

Schedule II                                                                             11
Index to Exhibits                                                                       12
Signatures                                                                              16

                                     Part I

Item 1.   Business

                                    General

     Media General, Inc., is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, television stations, interactive media and diversified information services. The Company employs approximately 9,000 people on a full or part-time basis. The Company's businesses are somewhat seasonal; the second and fourth quarters are typically stronger than the first and third quarters.

     Through a series of strategically targeted acquisitions and dispositions over the past several years, the Company has significantly expanded its reach in the Southeast and intensified its focus on newspapers and television stations in this thriving region. In March 2000 the Company acquired the common stock of Spartan Communications, Inc., which included 12 network-affiliated television stations and one UPN affiliate which is operated under a local marketing agreement. The total consideration approximated $610 million (including approximately $9 million of transaction costs and net of $5 million cash received). In August 2000 the Company acquired, for approximately $238 million, the assets of certain newspaper groups located primarily in South Carolina and Alabama from Thomson Newspapers (circulation - 88,000 daily, 91,000 Sunday). Additionally, in June 2000, the Company acquired a group of weekly newspapers in southwestern Virginia (circulation - 17,000 weekly) from Family Community Newspapers of Southwest Virginia, Inc., for approximately $9 million. These transactions culminated in the Company's ownership of 25 daily newspapers and nearly 100 other publications, as well as 26 (21 southeastern) television stations.

     In September 2000 the Company sold Garden State Paper (GSP) to an affiliate of Enron North America Corporation for approximately $76.6 million, including working capital. The Company recorded a loss of $13.8 million (net of income tax benefit of $6.2 million) which is subject to resolution with the buyer of certain income tax matters and other items. The transaction also included a seven-year, financial fixed-price newsprint agreement which the Company does not intend to retain.

     In October 1999 the Company sold its cable operations to Cox Communications, Inc., for approximately $1.4 billion in cash, at which time the Company recorded a gain of $799 million (net of income taxes of $510 million). In the second quarter of 2000, certain final post-closing adjustments related to this sale resulted in an additional gain of $8.3 million (net of income taxes of $3.6 million). Immediately following the sale in 1999, approximately $735 million of the proceeds were used to repay all amounts outstanding under the Company's revolving credit agreements and to terminate the associated interest rate swaps; the remaining proceeds were invested principally in prime-rated commercial paper.

     In June 1999 the Company sold 20% of the outstanding common stock of Denver Newspapers, Inc. (Denver), the parent company of The Denver Post (a Colorado daily newspaper), for $39 million, resulting in a $19 million after-tax gain. The Company still retains 20% ownership of the common stock of Denver. Additionally, the Company's preferred stock investment in Denver was redeemed in June 1999, for $34 million plus $19.2 million of accrued but unpaid dividends. In May 1999, the Company sold its WHOA-TV station in Montgomery, Alabama, for approximately $8 million.

     In December 1999 the Company initiated a program to repurchase up to $250 million of its Class A common stock. Through December 2000, 4.1 million shares had been repurchased at a cost of approximately $204 million.

     In January 1998 the Company acquired, for approximately $93 million, the assets of the Bristol Herald Courier, a daily newspaper in southwestern Virginia (circulation - 42,000 daily, 44,000 Sunday), and two affiliated weekly newspapers (circulation - 6,000 weekly). In July 1998 the Company acquired, for approximately $40 million, the assets of the Hickory Daily Record, a daily newspaper in northwestern North Carolina (circulation - 20,000 daily, 21,000 Sunday). Additionally, in June 1998, the Company completed the sale of its Kentucky newspaper properties for approximately $24 million.

                               Industry Segments

     During 2000 the Company was engaged in two significant industry segments. For financial information related to these segments see pages 33 through 35 of the 2000 Annual Report to Stockholders, which are incorporated herein by reference. On January 1, 2001, the Company launched a third segment, Interactive Media, the operations of which have historically (including during 2000) been a part of the Publishing and Broadcast Segments. Additional information related to each of the Company's significant industry segments is included below.

Publishing Business

     At December 31, 2000, the Company's wholly owned publishing operations included daily and Sunday newspapers in Virginia, Florida, North Carolina, Alabama and South Carolina. For a listing of the Company's daily and Sunday newspapers by location, see page 46 of the 2000 Annual Report to Stockholders, which is incorporated herein by reference. Combined paid circulation for these newspapers in 2000 was as follows:


Newspaper Location            Daily         Sunday      Weekly
--------------------------------------------------------------
Virginia                     365,000        411,000     49,000
Florida                      232,000        310,000      1,000
North Carolina               168,000        180,000      8,000
Alabama                       55,000         56,000      3,000
South Carolina                33,000         35,000      9,000

     The Company also holds 20% of the common stock of the Denver Post Corporation, the parent company of The Denver Post, a daily newspaper in Denver, Colorado. Effective January 2001, The Denver Post and the Denver Rocky Mountain News entered into a joint-operating agreement under which the competing newspapers combined their advertising, circulation and production operations, while maintaining separate newsrooms.

     The newspaper publishing industry in the United States is comprised of hundreds of public and private companies ranging from large national and regional companies, publishing multiple newspapers across many states, to small privately held companies publishing one newspaper in one locality. The trend in the publishing industry (as well as the broadcast industry) has been toward consolidation. Generally, larger companies, like Media General, have acquired smaller family-owned entities based upon their availability; these properties do not reappear on the market unless the larger companies make strategic decisions to exit a particular market or to exit a segment of their business.

Acquisitions and growth achieved by the Company over the past several years have placed it in the top ten publicly held publishing companies in the United States based on both daily circulation and revenues. Moreover, the Company has achieved the number three position in circulation in its chosen southeastern area of focus, with its publications reaching over one million households across the Southeast every week.

     All of the Company's newspapers compete for circulation and advertising with other newspapers published nationally and in nearby cities and towns and for advertising with magazines, radio, broadcast and cable television, the Internet and other promotional media. All of the newspapers compete for circulation principally on the basis of content, quality of service and price.

     The primary raw material used by the Company in its publishing operations is newsprint, which is purchased at market prices from various Canadian and United States sources, including SP Newsprint Company (SPNC), in which the Company owns a one-third equity interest. SPNC has mills in Dublin, Georgia, and Newberg, Oregon, for a combined annual capacity of 970,000 short tons. The publishing operations of the Company consumed approximately 143,000 short tons of newsprint in 2000. Management of the Company believes that sources of supply under existing arrangements will be adequate in 2001.

Broadcast Business

     The ownership, operation and sale of broadcast television stations, including those licensed to the Company, are subject to the jurisdiction of the Federal Communications Commission (FCC), which engages in extensive and changing regulation of the broadcasting industry under authority granted by the Communications Act of 1934 (Communications Act) and the rules and regulations of the FCC. The Communications Act requires broadcasters to serve the public interest. Among other things, the FCC assigns frequency bands; determines stations' locations and operating power; issues, renews, revokes and modifies station licenses; assigns and controls changes in ownership or control of station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; regulates certain program content and commercial matters in children's programming; has the authority to impose penalties for violations of its rules or the Communications Act; and imposes annual fees on stations. Reference should be made to the Communications Act, the FCC's rules, public notices and rulings for further information concerning the nature and extent of federal regulation of broadcast television stations.

     The Broadcast Television Division operates twenty-six network-affiliated television stations in the United States. The following table sets forth certain information on each of these stations:

                                                                      Expiration     Expiration
                               National                                 Date of       Date of
      Station Location          Market     Station       Audience         FCC         Network
      and Affiliation          Rank (a)   Rank (a) *  % Share (a) *   License (b)    Agreement
      ---------------          --------   --------    -----------     -----------    ---------
   WFLA-TV  NBC                   14         1            12%             2/1/05       12/31/04
   Tampa, FL

   WSPA-TV  CBS                   35         1            17%            12/1/04        6/30/05
   Greenville, SC
   Spartanburg, SC
    Satellite:
     WNEG-TV,
      Toccoa, GA

   WASV-TV  UPN, (c)              35         7             2%            12/1/04       10/31/07
      Anderson, SC
      Asheville, NC

   WIAT-TV  CBS                   39         4             9%             4/1/05       12/31/04
   Birmingham, AL

   WJWB-TV  WB                    53         4             6%             2/1/05        1/12/04
   Jacksonville, FL

   WKRG-TV  CBS                   62         1            16%             4/1/05         4/2/05
   Mobile, AL
   Pensacola, FL

   KWCH-TV  CBS                   65         1            17%             6/1/06        6/30/05
   Wichita, KS
    Satellites in Kansas:
    KBSD-TV, Dodge City
    KBSH-TV, Hays
    KBSL-TV, Goodland

   WTVQ-TV  ABC                   66         3            10%             8/1/05         1/1/06
   Lexington, KY

   WSLS-TV  NBC                   68         3            12%            10/1/04        10/1/05
   Roanoke, VA

   WDEF-TV  CBS                   86         3            10%             8/1/05       12/31/04
   Chattanooga, TN

   WJTV-TV  CBS                   88         1            16%             6/1/05       12/31/04
   Jackson, MS

                                                                      Expiration      Expiration
                         National                                      Date of         Date of
   Station Location       Market        Station         Audience         FCC           Network
   and Affiliation       Rank (a)      Rank (a) *     % Share (a) *    License (b)    Agreement
   ---------------       --------      ----------     -------------    -----------    ---------
   WJHL-TV  CBS              93            2              15%             8/1/05        12/31/04
   Johnson City, TN

   WSAV-TV  NBC             100            2              11%             4/1/05         9/30/04
   Savannah, GA

   WCBD-TV  NBC             103            2              15%            12/1/04        12/31/04
   Charleston, SC

   WNCT-TV  CBS             106            1              15%            12/1/01        12/31/04
   Greenville, NC

   WJBF-TV  ABC             113            1              17%             4/1/05          3/6/05
   Augusta, GA

   WBTW-TV  CBS             114            1              23%            12/1/04         6/30/05
   Florence, SC
   Myrtle Beach, SC

   WRBL-TV  CBS             128            2              14%             4/1/05         3/31/05
   Columbus, GA

   KIMT-TV  CBS             153            3              13%             2/1/06         6/30/05
   Mason City, IA

   WMBB-TV  ABC             158            2              15%             2/1/02          3/6/05
   Panama City, FL

   WHLT-TV  CBS             167            2               8%             6/1/05         8/31/05
   Hattiesburg, MS

   KALB-TV  NBC             178            1              25%             6/1/05         10/1/05
   Alexandria, LA

(a)  Source: November 2000 Nielsen Rating Books.
(b) Television broadcast licenses are granted for maximum terms of eight years and are subject to renewal upon application to the FCC.
(c)  This station is operated by the Company under a local marketing agreement.
*    Sign-On to Sign-Off.

     The primary source of revenues for the Company's television stations is the sale of time to national and local advertisers. Since each of the stations is network-affiliated, additional revenue is derived from the network programming carried by each.

     The Company's television stations are in competition for audience and advertising revenues with other television and radio stations and cable television systems as well as magazines, newspapers, the Internet and other promotional media. A number of cable television systems and direct-to-home satellite companies which operate generally on a subscriber payment basis are in business in the Company's broadcasting markets and compete for audience by importing out-of-market television signals and by presenting cable network and other program services. The television stations compete for audience on the basis of program content and quality of reception, and for advertising revenues on the basis of price, share of market and performance.

     The television broadcast industry presently is implementing the transition from analog to digital (DTV) technology in accordance with a mandated conversion timetable established by the FCC. The Company's Tampa and Greenville/Spartanburg television stations have begun digital broadcasting; the Company's other television stations must begin DTV service by May 1, 2002.

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

Interactive Media Business

     In January 2001 the Company launched its Interactive Media Division, which will operate in conjunction with its Publishing and Broadcast Divisions to provide online news, information and entertainment services to its customers without geographic restrictions. Historically, the Company's online activities have been reported and managed as a part of the Publishing and Broadcast Divisions, but as a result of this transition they will be reported and managed separately beginning in 2001. The Division is comprised of over 50 interactive enterprises, as well as minority investments in AdOne, L.L.P. (a leading online database of classified advertising), iPipe (a provider and distributor of top-rated content and advertising services for Web sites), and several other dot-com companies. The most significant component of the Division initially is Media General Financial Services, Inc., which compiles and makes available both current and historical data on publicly traded companies to a broad spectrum of users, primarily online financial data services, and also offers other specialized financial products.

     Among the online enterprises included in the Interactive Media Division, each of the Company's daily newspapers and television stations has a Web site featuring content from its published products or its television programs. Online revenues are derived primarily from advertising, which range from static banner ads to interactive advertising to targeted ad campaigns. Working in conjunction with the Publishing Division, additional revenues are generated from classified advertisements placed on the Company's Web sites. The Interactive Media Division will act as the catalyst in the Company's convergence efforts, which can best be seen at TBO.com, where content from both The Tampa Tribune and WFLA-TV is leveraged to create the most comprehensive online news and information service in the Tampa metropolitan area. While the next several years will reflect the expense of starting and growing the Interactive Media Division, the Company expects that it will become profitable in 2003.

     The Company's online enterprises compete for advertising, as well as for users' discretionary time, with newspapers, magazines, radio, broadcast and cable television, other Web sites and other promotional media. These Web sites compete for users principally on the basis of depth of content, and for advertisers primarily on the strength of technology to deliver advertisements and the quality of that delivery.

Item 2.  Properties

     The headquarters buildings of Media General, Inc., and the Richmond Times-Dispatch are adjacent to one another in downtown Richmond, Virginia. The Company currently leases both of these headquarters buildings and has an option to buy them. The Richmond newspaper is printed at a production and distribution facility located on an 86 acre site in Hanover County, Virginia, near Richmond; the acreage beyond the foreseeable needs of the Company is being actively marketed. The Company owns eight other daily newspapers in Virginia, all of which are printed in or around their respective cities at production and distribution facilities situated on parcels of land ranging from one-half acre to six acres. The Tampa, Florida, newspaper is located in a single unit production plant and office building located on a six acre tract in that city. The headquarters of the Company's Brooksville and Sebring, Florida, daily newspapers are located on leased property in their respective cities; however, these newspapers are printed at the Tampa production facility. The Winston-Salem newspaper is headquartered in one building in downtown Winston-Salem; its newspaper is printed at a production and distribution facility located on a nearby 12 acre site. The remaining eleven daily newspapers (seven in North Carolina, three in Alabama, and one in South Carolina) are printed at production and distribution facilities on sites which range from one-half acre to seven acres, all located in or around their respective cities. The Company owns substantially all of its newspaper production equipment, production buildings and the land where these production facilities reside.

     The Company's station, WFLA-TV in Tampa, Florida, occupies its recently completed headquarters and studio building, which is leased by the Company with an option to buy. This building, which adjoins The Tampa Tribune, provides the television station with the ability to broadcast digital signal as well as a new and expanded newsroom for the Tampa newspaper. This structure also serves as a multimedia news center where efforts are combined and information is shared among The Tampa Tribune, WFLA-TV and TBO.com.

     The Company's 26 television stations are located in 12 states (ten southeastern) as follows: four each in Florida, Georgia, South Carolina and Kansas; two in both Mississippi and Tennessee; and one in Alabama, Kentucky, Louisiana, North Carolina, Iowa and Virginia. Substantially all of the television stations are located on land owned by the Company. Twenty station tower sites are owned by the Company; six are leased.

  The Company considers all of its properties, together with the related machinery and equipment contained therein, to be well maintained, in good operating condition, and adequate for its present and foreseeable future needs.

Item 3.        Legal Proceedings

     None.

Items 4.       Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

Executive Officers of the Registrant

          Name             Age                Position and Office                        Year First Took Office*
J. Stewart Bryan III        62  Chairman, President, Chief Executive Officer                         1990

Marshall N. Morton          55  Senior Vice President, Chief Financial Officer                       1989

H. Graham Woodlief, Jr.     56  Vice President, President of Publishing Division                     1989

James A. Zimmerman          54  Vice President, President of Broadcast Division                      2001

Neal F. Fondren             42  Vice President, President of Interactive Media
                                Division                                                             2001

Lou Anne J. Nabhan          46  Vice President, Corporate Communications                             2001

Stephen Y. Dickinson        55  Controller                                                           1989

George L. Mahoney           48  General Counsel, Secretary                                           1993

John A. Schauss             45  Treasurer                                                            2001

__________________

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

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

          Reference is made to page 43 of the 2000 Annual Report to Stockholders, which is incorporated herein by reference, for information required by this item.

Item 6.   Selected Financial Data

      Reference is made to pages 44 and 45 of the 2000 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Reference is made to pages 16 through 21 of the 2000 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      Reference is made to page 20 of the 2000 Annual Report to Stockholders, which is incorporated herein by reference, for information required by this item.

Item 8.   Financial Statements and Supplementary Data

      Consolidated financial statements of the Company as of December 31, 2000, and December 26, 1999, and for each of the three fiscal years in the period ended December 31, 2000, and the report of independent auditors thereon, as well as the Company's unaudited quarterly financial data for the fiscal years ended December 31, 2000, and December 26, 1999, are incorporated herein by reference from the 2000 Annual Report to Stockholders pages 22 through 43.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None
                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

       Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 18, 2001, except as to certain information regarding executive officers included in Part I.

Item 11.  Executive Compensation

       Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 18, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

       Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 18, 2001.

Item 13.  Certain Relationships and Related Transactions

       Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 18, 2001.

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

  (b) Reports on Form 8-K
      None

Index to Financial Statements and Financial Statement Schedules - Item 14(a)

                                                                                       Annual Report to
                                                                          Form 10-K      Stockholders
                                                                          ---------      ------------
   Media General, Inc.
   (Registrant)
Report of independent auditors                                                               22
Consolidated statements of operations for the fiscal years ended
     December 31, 2000, December 26, 1999, and December 27, 1998                             23
Consolidated balance sheets at December 31, 2000, and
     December 26, 1999                                                                       24-25
Consolidated statements of cash flows for the fiscal years ended
     December 31, 2000, December 26, 1999, and December 27, 1998                             26
Consolidated statements of stockholders' equity for the fiscal years ended December 31, 2000, December 26, 1999,
     and December 27, 1998                                                                   27
Notes to consolidated financial statements                                                   28-42
Schedule:
     II  -  Valuation and qualifying accounts and reserves for the fiscal years ended December 31, 2000, December 26, 1999, and
               December 27, 1998                                               11

Schedules other than Schedule II, listed above, are omitted since they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

The consolidated financial statements of Media General, Inc., listed in the above index which are included in the Annual Report to Stockholders of Media General, Inc., for the fiscal year ended December 31, 2000, are incorporated herein by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Parts I, II and IV, the 2000 Annual Report to Stockholders is not deemed filed as part of this report.

                              Media General, Inc.
         Schedule II - Valuation and Qualifying Accounts and Reserves
Fiscal Years Ended December 31, 2000, December 26, 1999, and December 27, 1998

                                           Balance at    Additions                                    Balance
                                           beginning    charged to   Deductions                        at end
                                           of period    expense-net      Net         Transfers       of period
                                          ------------  -----------  -----------  ----------------  ------------
2000
 Allowance for doubtful accounts           $ 7,088,011   $4,750,536   $5,239,457   $      871,590 (a)$ 7,470,680
 Reserve for warranties                      2,700,000          ---      211,781              ---      2,488,219
                                           -----------   ----------   ----------   --------------    -----------
   Totals                                  $ 9,788,011   $4,750,536   $5,451,238   $      871,590    $ 9,958,899
                                           ===========   ==========   ==========   ==============    ===========

1999
 Allowance for doubtful accounts           $ 8,433,300   $5,278,081   $5,863,762   $     (759,608)(a)$ 7,088,011
 Reserve for warranties                      3,139,934          ---      439,934              ---      2,700,000
                                           -----------   ----------   ----------   --------------    -----------
   Totals                                  $11,573,234   $5,278,081   $6,303,696   $     (759,608)   $ 9,788,011
                                           ===========   ==========   ==========   ==============    ===========

1998
 Allowance for doubtful accounts           $ 6,653,367   $6,727,114   $5,059,996   $      112,815 (a)$ 8,433,300
 Reserve for warranties                      3,523,324          ---      383,390              ---      3,139,934
                                           -----------   ----------   ----------   --------------    -----------
   Totals                                  $10,176,691   $6,727,114   $5,443,386   $      112,815    $11,573,234
                                           ===========   ==========   ==========   ==============    ===========

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

   2.3 Plan and Agreement of Merger, dated December 8, 1999, by and among Media General, Inc., Media General Communications, Inc., Media General Broadcasting of South Carolina, Inc., Spartan Communications, Inc., and the Principal Shareholders, incorporated by reference to Exhibit 2.1 of Form 8-K dated March 27, 2000.

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

   10.9 Shareholders Agreement, dated May 28, 1987, between Mary Tennant Bryan, Florence Bryan Wisner, J. Stewart Bryan III, and as trustees under D. Tennant Bryan Media Trust, and Media General, Inc., D. Tennant Bryan and J. Stewart Bryan III, incorporated by reference to Exhibit 10.50 of Form 10-K for the fiscal year ended December 31, 1987.

   10.10 Media General, Inc., Supplemental 401(K) Plan, amended and restated as of January 1, 2001.

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

   10.22 Amended and Restated Umbrella Agreement, dated November 1, 1987, by and among Media General, Inc., Knight - Ridder, Inc., and Cox Enterprises, Inc., incorporated by reference to Exhibit 10.34 of Form 10-K for the fiscal year ended December 31, 1987.

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

   13 Media General, Inc., Annual Report to Stockholders for the fiscal year ended December 31, 2000.

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

Date:   March 22, 2001

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

        Signature                          Title                                  Date
/s/ Marshall N. Morton             Senior Vice President and                   March 22, 2001
-----------------------------      Chief Financial Officer and Director
Marshall N. Morton

/s/ Stephen Y. Dickinson           Controller                                  March 22, 2001
-----------------------------
Stephen Y. Dickinson

/s/ Robert P. Black                Director                                    March 22, 2001
-----------------------------
Robert P. Black

/s/ Charles A. Davis               Director                                    March 22, 2001
-----------------------------
Charles A. Davis

                                   Director                                    March 22, 2001
-----------------------------
Robert V. Hatcher, Jr.

/s/ John G. Medlin, Jr.            Director                                    March 22, 2001
-----------------------------
John G. Medlin, Jr.

/s/ Roger H. Mudd                  Director                                    March 22, 2001
----------------------
Roger H. Mudd

/s/ Wyndham Robertson              Director                                    March 22, 2001
-----------------------------
Wyndham Robertson

/s/ Henry L. Valentine, II         Director                                    March 22, 2001
-----------------------------
Henry L. Valentine, II