Form 10-Q
period 2001-04-01
MEDIA GENERAL INC
filed 2001-05-15
CIK 216539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2001

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

                    Yes  X         No
                        ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 6, 2001.

                     Class A Common shares:     22,377,868
                     Class B Common shares:        556,574

                               MEDIA GENERAL, INC.
                                TABLE OF CONTENTS
                                FORM 10-Q REPORT
                                  April 1, 2001

                                                                            Page
                                                                            ----
Part I.  Financial Information


     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets - April 1, 2001,
              and December 31, 2000                                            1

              Consolidated Condensed Statements of Operations - Three months
              ended April 1, 2001 and March 26, 2000                           3

              Consolidated Condensed Statements of Cash Flows - Three
              months ended April 1, 2001, and March 26, 2000                   4

              Notes to Consolidated Condensed Financial Statements             5

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        9

Part II. Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                15

              (a) Exhibits

              (b) Reports on Form 8-K

Signatures                                                                    16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               MEDIA GENERAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              (000's except shares)


                                                    (Unaudited)
                                                      April 1,    December 31,
                                                       2001           2000
                                                    ----------     ----------

ASSETS

Current assets:
  Cash and cash equivalents                         $    7,863     $   10,404
  Accounts receivable - net                             99,558        117,254
  Inventories                                            8,595          7,168
  Other                                                 33,486         38,054
                                                    ----------     ----------
     Total current assets                              149,502        172,880
                                                    ----------     ----------

Investments in unconsolidated affiliates               104,555         90,739

Other assets                                            63,451         59,565

Property, plant and equipment - net                    376,688        379,950

Excess of cost over fair value of net identifiable
  assets of acquired businesses - net                  951,938        958,443

FCC licenses and other intangibles - net               891,079        899,705
                                                    ----------     ----------

                                                    $2,537,213     $2,561,282
                                                    ==========     ==========

                             See accompanying notes.

                               MEDIA GENERAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              (000's except shares)



                                                      (Unaudited)
                                                        April 1,    December 31,
                                                         2001           2000
                                                      ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $   21,491     $   27,203
  Accrued expenses and other liabilities                  83,422         87,338
                                                      ----------     ----------
     Total current liabilities                           104,913        114,541
                                                      ----------     ----------

Long-term debt                                           800,038        822,077

Deferred income taxes                                    351,013        351,491

Other liabilities and deferred credits                   112,609        101,251

Stockholders' equity:
  Preferred stock ($5 cumulative convertible),
     par value $5 per share:
       Authorized 5,000,000 shares;
          none outstanding
  Common stock, par value $5 per share:
     Class A, authorized 75,000,000 shares; issued
       22,376,900 and 22,158,070 shares                  111,885        110,790
     Class B, authorized 600,000 shares; issued
       556,574 shares                                      2,783          2,783
  Additional paid-in capital                               8,442            ---
  Accumulated other comprehensive income (loss)           (6,267)        (3,481)
  Unearned compensation                                   (7,732)        (2,145)
  Retained earnings                                    1,059,529      1,063,975
                                                      ----------     ----------
     Total stockholders' equity                        1,168,640      1,171,922
                                                      ----------     ----------

                                                      $2,537,213     $2,561,282
                                                      ==========     ==========


                             See accompanying notes.

                              MEDIA GENERAL, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                       (000's except for per share data)


                                                           Three Months Ended
                                                          ---------------------
                                                          April 1,    March 26,
                                                             2001        2000
                                                          --------    --------

Revenues                                                  $198,881    $172,458
                                                          --------    --------
Operating costs:
  Production                                                90,575      74,000
  Selling, distribution and administrative                  69,658      56,534
  Depreciation and amortization                             29,330      18,372
                                                          --------    --------
     Total operating costs                                 189,563     148,906
                                                          --------    --------
Operating income                                             9,318      23,552
                                                          --------    --------
Other income (expense):
  Interest expense                                         (13,987)     (1,358)
  Investment income (loss) - unconsolidated affiliates       9,898      (1,565)
  Other, net (including $8,179 of interest income in 2000)     449       8,330
                                                          --------    --------
     Total other income (expense)                           (3,640)      5,407
                                                          --------    --------
Income from continuing operations before
  income taxes                                               5,678      28,959

Income taxes                                                 2,328      11,692
                                                          --------    --------
Income from continuing operations                            3,350      17,267

Loss from discontinued operations (net of income
  tax benefit of $1,956 in 2000)                               ---      (2,905)
                                                          --------    --------
Net income                                                $  3,350    $ 14,362
                                                          ========    ========


Earnings per common share:
  Income from continuing operations                       $   0.15    $   0.67
  Loss from discontinued operations                            ---       (0.11)
                                                          --------    --------
Net income                                                $   0.15    $   0.56
                                                          ========    ========
Earnings per common share - assuming dilution:
  Income from continuing operations                       $   0.15    $   0.66
  Loss from discontinued operations                            ---       (0.11)
                                                          --------    --------
Net income                                                $   0.15    $   0.55
                                                          ========    ========

Dividends paid per common share                           $   0.17    $   0.16
                                                          ========    ========


                             See accompanying notes.

                               MEDIA GENERAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                     (000's)



                                                         Three Months Ended
                                                        --------------------
                                                         April 1,  March 26,
                                                          2001        2000
                                                        ---------  ---------

Operating activities:

Net income                                              $  3,350   $  14,362

Adjustments to reconcile net income:
 Depreciation and amortization                            29,330      20,245
 Deferred income taxes                                       160         576
 Investment (income) loss - unconsolidated affiliates     (9,898)      1,565
 Change in assets and liabilities:
  Accounts receivable and inventories                     16,269      10,720
  Accounts payable, accrued expenses, and
   other liabilities                                      (6,634)     (4,813)
  Taxes payable                                               63    (445,234)
  Other                                                   (1,261)     (5,584)
                                                        --------   ---------
Net cash provided (used) by operating activities          31,379    (408,163)
                                                        --------   ---------
Investing activities:
 Capital expenditures                                     (9,196)    (10,536)
 Proceeds from maturity of short-term investments            ---     390,748
 Other investments                                        (3,426)       (557)
 Other, net                                                3,190         294
                                                        --------   ---------
Net cash (used) provided by investing activities          (9,432)    379,949
                                                        --------   ---------
Financing activities:
 Increase in debt                                         75,000         ---
 Payment of debt                                         (97,086)    (13,080)
 Stock repurchase                                         (2,120)    (85,270)
 Dividends paid                                           (3,897)     (4,094)
 Other, net                                                3,615       1,572
                                                        --------   ---------
Net cash used by financing activities                    (24,488)   (100,872)
                                                        --------   ---------
Net decrease in cash and cash equivalents                 (2,541)   (129,086)
Cash and cash equivalents at beginning of year            10,404     255,298
                                                        --------   ---------
Cash and cash equivalents at end of period              $  7,863   $ 126,212
                                                        ========   =========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest (net of amount capitalized)                   $ 13,819   $   1,505
 Income taxes                                           $     16   $ 453,445



                             See accompanying notes.

                               MEDIA GENERAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


     1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

        In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included. Certain items in 2000 have been reclassified to conform with the current year's presentation. The reclassifications have no effect on net income as previously reported. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

     2. Inventories are principally raw materials (primarily newsprint).

     3. In January 2001, The Denver Post and the Denver Rocky Mountain News finalized a Joint Operating Agreement (JOA) that was signed in 2000. The Company has a 20% interest in The Denver Post Corporation (Denver). Included in the line item "Investment income (loss) - unconsolidated affiliates" on the accompanying Consolidated Condensed Statement of Operations is a one-time gain of $6.1 million related to a cash payment received by Denver in conjunction with the formation of the JOA. That line item also includes start-up costs incurred by Denver related to the initial formation of the JOA.

     4. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138. These statements require that all derivatives be recognized as either assets or liabilities on the balance sheet at fair value. If a derivative is a hedge, depending upon the nature of the hedge, a change in its fair value will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income (OCI) until the hedged item is recognized in earnings. Any difference between fair value of the hedge and the item being hedged, known as the ineffective portion, will be immediately recognized in earnings. The adoption of the standard resulted in the cumulative effect of an accounting change that had no impact on net income and an after-tax net increase to OCI of $3.6 million.

        For derivative instruments that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of the Company's OCI and reclassified into earnings (interest expense for the interest rate swaps and newsprint expense for the newsprint swap) in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument (i.e., the ineffective portion) in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in the Company's current earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the Company's current earnings during the period of change.

        At adoption the Company had interest rate swap agreements, with notional amounts totaling $300 million and having maturities ranging from less than three months to slightly more than two years, that were designated as cash flow hedges under the new standard. During the quarter, the Company entered into interest rate swap (pay fixed, receive floating) agreements, with notional amounts totaling an additional $150 million and having maturities of two years, that also were designated as cash flow hedges; one swap agreement with a notional amount of $75 million matured. The Company entered into these interest rate swap agreements to manage interest cost and cash flows associated with variable interest rates, primarily short-term changes in LIBOR; changes in cash flows of the interest rate swaps offset changes in the interest payments on the covered portion of the Company's revolving credit agreement. During the quarter the Company recorded an after-tax charge to OCI of $2.8 million as LIBOR continued to decline; there was no impact on net income.

        Concurrent with the September 2000 sale of Garden State Paper Company
(GSP), the Company entered into a seven-year financial newsprint swap agreement. A portion (approximately 90%) of the agreement, under which the Company receives a floating price per metric ton and pays a fixed price of $596 per metric ton, has been designated as a cash flow hedge under the new standard. The objective of this hedge is to offset the variability of cash flows for purchases of newsprint due to changes in market prices; changes in cash flows of the newsprint swap are expected to be highly effective at offsetting changes in the cash flows related to the Company's purchases of newsprint. During the quarter the Company recorded an after-tax charge to OCI of $3.2 million representing the decline in fair value of the derivative based on forecasted newsprint prices. There was no impact on net income due to ineffectiveness. Additionally, the Company recorded a pre-tax loss of approximately $500 thousand in the line item "Other, net" related to the decrease in fair value of that portion of the contract not designated as a hedge.

     5. In January 2001 the Company launched its Interactive Media Division. Historically, the Company's online activities were reported and managed as a part of the Publishing and Broadcast Segments, but as a result of this transition they are now reported and managed as a separate segment. This new segment is comprised of all online enterprises as well as Media General Financial Services, the Company's provider of financial information. Additionally, the Interactive Media Segment includes investments, accounted for under the equity method, in AdOne, L.L.P. (a online database of classified advertising), iPipe, Inc. (a provider and distributor of content and advertising services for Web sites), and investments, accounted for under the cost method, in several other dot-com companies. The prior period has been restated to reflect the change in the Company's reportable segments. The following table sets forth the Company's current and prior-year financial performance by segment, as well as total assets by segment for 2001:

                                                                       Interactive
(In thousands)                              Publishing     Broadcasting    Media    Eliminations      Total
-----------------------------------------  -------------  --------------  --------  -------------  -----------
Three Months Ended April 1, 2001
Consolidated revenues                        $  137,006      $   60,137   $ 2,195          $(457)  $  198,881
                                             ==========      ==========   =======          =====   ==========
Segment operating cash flow                  $   35,224      $   13,414   $  (496)                 $   48,142
Allocated amounts:
 Equity in net income (loss) of
  unconsolidated affiliates                       4,734                      (996)                      3,738
 Depreciation and amortization                   (7,336)         (5,584)     (189)                    (13,109)
                                             ----------      ----------   -------                  ----------
  Segment profit (loss)                      $   32,622      $    7,830   $(1,681)                     38,771
                                             ==========      ==========   =======
Unallocated amounts:
 Interest expense                                                                                     (13,987)
 Investment income - SP Newsprint                                                                       6,160
 Acquisition intangibles amortization                                                                 (15,128)
 Corporate expenses                                                                                    (9,174)
 Other                                                                                                   (964)
                                                                                                   ----------
  Consolidated income from continuing operations before income taxes                               $    5,678
                                                                                                   ==========
Segment assets                               $1,003,157      $1,361,389   $19,040                  $2,383,586
Corporate                                                                                             153,627
                                                                                                   ----------
 Consolidated assets                                                                               $2,537,213
                                                                                                   ==========
-------------------------------------------------------------------------------------------------------------
Three Months Ended March 26, 2000
Consolidated revenues                        $  130,328      $   40,356   $ 1,819          $ (45)  $  172,458
                                             ==========      ==========   =======          =====   ==========
Segment operating cash flow                  $   41,657      $    9,137   $   187                  $   50,981
Allocated amounts:
 Equity in net loss of
  unconsolidated affiliates                        (217)                     (457)                       (674)
 Depreciation and amortization                   (6,345)         (2,964)      (83)                     (9,392)
                                             ----------      ----------   -------                  ----------
  Segment profit (loss)                      $   35,095      $    6,173   $  (353)                     40,915
                                             ==========      ==========   =======
Unallocated amounts:
 Interest expense                                                                                      (1,358)
 Investment loss - SP Newsprint                                                                          (891)
 Acquisition intangibles amortization                                                                  (8,095)
 Corporate expenses                                                                                    (8,288)
 Other                                                                                                  6,676
                                                                                                   ----------
  Consolidated income from continuing operations before income taxes                               $   28,959
=============================================================================================================



     6. The following table sets forth the computation of basic and diluted earnings per share from continuing operations:



                                                 Quarter Ended April 1, 2001           Quarter Ended March 26, 2000
                                            -------------------------------------  -------------------------------------
                                              Income        Shares      Per Share    Income        Shares      Per Share
(In thousands, except per share amounts)    (Numerator)  (Denominator)   Amount    (Numerator)  (Denominator)   Amount
                                            -----------  -------------  ---------  -----------  -------------  ---------

Basic EPS
Income from continuing operations
 available to common stockholders               $3,350         22,667       $0.15     $17,267         25,657       $0.67
                                                                        =========                              =========

Effect of dilutive securities
Stock options                                                     125                                    210
Restricted stock and other                         (19)           103                      (6)            92
                                                ------         ------              ----------   ------------

Diluted EPS
Income from continuing operations
 available to common stockholders
 plus assumed conversions                       $3,331         22,895       $0.15     $17,261         25,959       $0.66
                                                ======         ======   =========  ==========   ============   =========

     7. The Company's comprehensive income consisted of the following:



                                                            Quarters Ended
                                                        ----------------------
(In thousands)                                          April 1,     March 26,
                                                          2001         2000
                                                        --------    ----------
Net income                                              $ 3,350       $14,362
Cumulative effect of adoption of SFAS No. 133
  (net of deferred taxes)                                 3,570           ---
Unrealized loss on derivative contracts
 (net of deferred taxes)                                 (6,020)          ---
Unrealized gain (loss) on equity securities
 (net of deferred taxes)                                   (336)        2,449
                                                        -------       -------
Comprehensive income                                    $   564       $16,811
                                                        =======       =======


     8. The Financial Accounting Standards Board has issued a Proposed
Statement of Financial Accounting Standards, Business Combinations and Intangible Assets - Accounting for Goodwill. This proposed Statement would establish a new accounting standard for goodwill and certain other intangible assets acquired in a business combination as well as a new method of testing goodwill for impairment. It would continue to require recognition of these items as assets but amortization as currently required by APB Opinion No. 17, Intangible Assets would cease. It would also require that these assets be separately tested for impairment at the reporting unit level when certain indicators of impairment are present using a fair-value-based approach. The proposed Statement would require that a benchmark assessment be performed in certain circumstances which would establish the methods and assumptions that would be used to test for impairment in future periods. Initial adoption of the provisions of this statement would be required at the beginning of the first fiscal quarter following its issuance, which may be as soon as the second quarter 2001. These provisions would apply not only to balances arising from acquisitions completed after the issuance date of the final Statement, but also to the unamortized balances at the date of adoption. While significant deliberation continues, if adopted in its current form, the proposed Statement would materially reduce the Company's amortization expense from the date of adoption.

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

     Through a series of strategically targeted acquisitions and dispositions over the past several years, the Company has evolved into a leading provider of high-quality news, information and entertainment services in the Southeast.
The Company is positioned to take advantage of this thriving region's economic growth while leveraging the power of multimedia. The most recent southeastern additions include the March 2000 purchase of Spartan Communications, Inc. (Spartan), which doubled the number of the Company's television stations from 13 to 26, and the purchase of five daily and two weekly newspapers from Thomson Newspapers (Thomson) in South Carolina and Alabama in August 2000.

     In January 2001 the Company launched its Interactive Media Division which operates in conjunction with the Publishing and Broadcast Divisions to provide online news, information and entertainment services to its customers without geographic restrictions. This Division delivers information and entertainment through the Company's existing Web sites, as well as provides expanded choices for its advertisers, readers, viewers and users while maintaining its focus on revenue generation. The Internet is a dynamic marketplace through which the Company fosters its strategy of convergence by combining the strengths of all three of its divisions, as well as providing a source for significant revenue growth.

RESULTS OF OPERATIONS
---------------------

     Net income decreased $11 million (77%) from $14.4 million ($0.56 per share, or $0.55 per share - assuming dilution) in the first quarter of 2000 to $3.4 million ($0.15 per share - basic and assuming dilution) in the first quarter of 2001; income from continuing operations fell by 80%. Current-year net income contained a one-time gain of $5.7 million, included within the Company's share of the Denver Post's income, resulting from the Denver Rocky Mountain News' payment to The Denver Post (Denver) to establish a joint-operating agreement
(JOA). Segment operating profit, excluding this gain, fell $8.3 million; the decline was completely attributable to depressed Publishing Division results as the overall slow-down in the economy adversely affected advertiser spending. Decreased Interactive Media results, due primarily to planned start-up costs, were more than offset by higher Broadcast profits as a result of the addition of the former Spartan stations. However, a $7.1 million rise in the Company's share of SP Newsprint's (SPNC) results, from a loss of $.9 million in the first quarter of 2000 to income of $6.2 million this year, partially offset reduced segment operating income. SPNC's strong year-over-year growth was due primarily to higher newsprint prices and sales volume partially offset by increased raw material costs. Other factors which unfavorably impacted the Company's bottom line were: a $12.6 million and a $7.1 million increase in interest expense and intangibles amortization expense (both predominantly the result of the Thomson and Spartan acquisitions), combined with an $8.2 million reduction in interest income due to the absence this year of short-term investments.

PUBLISHING
----------

        Operating income for the Publishing Division decreased $2.5 million (7%) to $32.6 million in the first quarter of 2001 from the comparable 2000 period; excluding the one-time gain related to the formation of the Denver JOA and the contribution from the Thomson properties, operating income fell $11.3 million as shown below:

                          Change in Publishing Division
                          Quarter-over-Quarter Results


                    (In millions)                          Favorable
                                                         (Unfavorable)
                                                            Change
                                                         -------------

     Excluding Thomson:
         Revenue decrease                                    $ (3.3)
         Operating expense increase                            (6.8)
         Denver operating income decrease                      (1.2)
                                                             ------
                                                              (11.3)
            Adjusted for:
         Denver JOA gain (pre-tax)                              6.1
         Thomson operating income                               2.7
                                                             ------
            Decrease in Publishing operating income          $ (2.5)
                                                             ======

        As illustrated by the following chart and excluding the addition of Thomson, year-over-year classified and retail advertising revenues were down, while Preprints and General were essentially flat. A downturn in the economy produced a reduction in advertiser spending in virtually all categories of retail advertising; classified advertising fell primarily from weakness in the employment and automotive categories.



                                    [GRAPH]


Publishing                     Classified   Retal   Preprints   General

2001 Media General Newspapers     44.6      30.3      15.4        7.2
2001 Former Thomson Newspapers     2.4       3.4       1.3         --
2000 Media General Newspapers     47.1      31.9      15.2        7.0

        Excluding Thomson, Publishing Segment operating expenses increased in the first quarter of this year over the equivalent prior-period year primarily due to two significant factors: a $2.2 million (5%) rise in employee compensation and benefit expense and a $1.9 million (12%) jump in newsprint expense. Normal salary increases combined with higher health insurance costs and the Company's increased 401(k) plan match all contributed to the rise in employee compensation and benefit expense. Despite a 6% reduction in newsprint consumption in the quarter, an average newsprint price increase of $88 per short ton accounted for the Division's overall rise in newsprint expense. Other factors which impacted division-wide operating costs were increases in rent expense and bad debt expense. Cost-containment initiatives put in place during the latter part of the quarter, which included hiring freezes and reduced travel, are expected to take full effect in future quarters.

        Excluding the one-time gain from the formation of the JOA, investment income earned from the Company's share of The Denver Post Corporation (Denver) affiliate decreased $1.2 million from a loss of $.2 million in the first quarter of last year to a loss of $1.4 million in the current year. This widening deficit was primarily attributable to start-up costs associated with the establishment of the JOA. Additionally, a 10% reduction in classified advertising revenue combined with a 37% increase in production expense, which were partially offset by a 16% decrease in circulation expense, contributed to Denver's lower first quarter results.

BROADCAST
---------

        Television operating income rose $1.7 million (27%) in the first quarter of this year compared to the first three months of 2000; all of this increase was attributable to the $2.2 million of operating income provided by the Spartan stations this year. Excluding Spartan, revenues fell $.5 million while operating expenses remained relatively flat. The following chart illustrates the impact which the Spartan stations had on the Division's otherwise weak advertising revenues in this soft advertising environment. Excluding Spartan, National advertising decreased across all stations; the automotive and telecommunications categories were most seriously affected. Political advertising decreased due to the virtual absence of local, state and presidential campaigns. Local advertising improved moderately due to aggressive local sales strategies which produced positive results across most advertising categories with the exception of automotive.

                                    [GRAPH]


Broadcast                      Local     National     Political
2001 Media General Stations    23.6        13.1          0.1
2001 Former Spartan Stations   12.4         7.8           --
2000 Media General Stations    22.8        15.2          0.8


        Excluding Spartan, operating expenses remained essentially unchanged in the first quarter of this year as compared to the first quarter of 2000. A 7.7% reduction in programming costs combined with a 7.4% decrease in other production expense, more than offset a 5% rise in employee compensation and benefit cost arising from normal salary adjustments, increased health care costs and an increased Company 401(k) plan match. The Division benefited from cost-containment initiatives, which included hiring freezes and reduced travel, that were implemented across the Division in the latter portion of the quarter.


INTERACTIVE MEDIA
-----------------

        The first quarter of 2001 marked the formation of the Company's Interactive Media Division (IMD). The IMD is comprised of both Publishing and Broadcast interactive operations as well as Media General Financial Services, Tampa Bay Online, and the Company's minority investments in external online enterprises. The first quarter of 2000 has been restated to reflect the change in the Company's reportable segments.

        Interactive Media operating income fell $1.3 million from a loss of $.4 million in the first three months of last year to a $1.7 million loss in the equivalent period this year. A $.4 million increase in revenues was not sufficient to offset a $1.2 million rise in operating expenses as the Division incurred expected start-up costs associated with the development and roll-out of the IMD. Increased revenues were driven by strong outside vendor revenues from Media General Financial Services. Higher operating expenses included costs to staff key positions as well as initial expenses incurred to establish the infrastructure necessary to support revenue growth initiatives. Additionally, the Division's share of losses from its investments in AdOne and iPipe increased by $.5 million.

NEWSPRINT MARKET PRICES
-----------------------

        Concurrent with the September 2000 sale of GSP, the Company entered into a seven-year financial newsprint swap agreement. Under this agreement, the Company receives a floating price per metric ton ($640 per metric ton at April 1, 2001) and pays a fixed price of $596 per metric ton. Currently, a $50 increase or decrease in average newsprint price over the term of the contract on the overhedged portion would result in income or expense, respectively, to the Company of approximately $3.1 million; it would have a significant effect on the fair value of the hedged portion of the swap contract recorded on the Balance Sheet as well. See note 4 in the accompanying notes to consolidated condensed financial statements for more information on this newsprint swap and the adoption of Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities.


INTEREST INCOME AND EXPENSE
---------------------------

        A significantly different balance sheet composition from the first quarter of 2000, when the Company had virtually no debt and an approximate $600 million average investment balance, to the current quarter with average debt outstanding of $807 million and no investments, had a meaningful impact on the Company's comparative year-over-year interest expense and income. Interest expense increased $12.6 million from the equivalent year-ago period due to a $771 million increase in average debt outstanding, which was partially mitigated by a reduction in the effective interest rate. The Company earned interest income of $8.2 million in the first quarter of 2000 from its investments in predominantly prime-rated commercial paper.

        The Company uses interest rate swaps (where it pays a fixed rate and receives a floating rate) as part of an overall risk management strategy with the objective of managing interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR, not to trade such instruments for profit or loss. During the quarter, the Company entered into interest rate swap agreements with notional amounts totaling $150 million. At the end of the current quarter, the Company had interest rate swaps with notional amounts totaling $375 million with maturities ranging from less than one year to two years. Together, these swaps effectively convert that portion of the Company's variable rate debt to fixed rate debt at interest rates currently approximating 6.8%.

LIQUIDITY
---------

        Despite a sharp decrease in net income in the first quarter of 2001, funds generated by operations (including substantial net collections of accounts receivable) along with certain other inflows provided $9.2 million for capital expenditures, $3.9 million for payment of dividends to stockholders and $3.4 million for investments in cost and equity affiliates, as well as $22 million for debt reduction.

        The Company's $1.2 billion revolving credit facility, put in place in 1996, has commitment reductions of $75 million at the end of each quarter for the years 2001 and 2002, with remaining reductions of $150 million at the end of each quarter in 2003. The Company is in the process of replacing this credit facility and expects to do so before the end of the third quarter this year.
The Company anticipates that internally generated funds provided by operations, together with credit facilities, will be more than adequate to finance projected capital expenditures, dividends to stockholders, and working capital needs throughout 2001.

OUTLOOK
-------

        Although second quarter results are expected to be stronger than the first, both the Publishing and Broadcast Divisions will be facing a challenging advertising environment, particularly in the upcoming quarter, and possibly throughout the rest of the year. While higher year-over-year newsprint prices are expected to hinder the Publishing Division's results, the Company also anticipates benefiting from increased income from its investment in SPNC and the newsprint swap. Additionally, while the Interactive Media Division expects to produce strong year-over-year revenue growth, the remainder of 2001 will still reflect the expense of starting and building that Division.

        Despite the current air of uncertainty regarding the present economic environment, the Company has implemented several initiatives which will further its long-term goals and provide future value for its shareholders. The Publishing Division continues to develop regional clusters that will provide significant operational synergies; the Broadcast Division is consolidating its national sales representative group into one dedicated and coordinated team whose sole focus will be to further enhance the Company's national sales efforts; and, the Interactive Media Division continues to exploit new revenue sources while acting as a catalyst for converged operations in many markets.

                                   * * * * * *

        Certain statements in this Form 10-Q that are not historical facts are "forward-looking" statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to the impact of the Internet, the Company's expectations regarding newsprint prices, advertising levels and broadcast ratings. Forward-looking statements, including those which use words such as the company "believes," "anticipates," "expects," "estimates," "intends" and similar statements, are made as of the date of this report and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

        Some significant factors that could affect actual results include: changes in advertising demand, the availability and pricing of newsprint, changes in interest rates, regulatory rulings and the effects of acquisitions, investments or dispositions on the Company's results of operations and its financial condition.

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)     Exhibits

        None

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended April 1, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MEDIA GENERAL, INC.



DATE:  May 15, 2001            /s/ J. Stewart Bryan III
                               ------------------------
                               J. Stewart Bryan III, Chairman, President and
                               Chief Executive Officer



DATE:  May 15, 2001            /s/ Marshall N. Morton
                               ----------------------
                               Marshall N. Morton
                               Senior Vice President and Chief Financial Officer