Form 10-Q
period 2001-01-07
MEDIA GENERAL INC
filed 2001-08-09
CIK 216539

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 1, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to _________

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

                               Yes  X    No
                                   ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 5, 2001.

                       Class A Common shares: 22,397,977
                       Class B Common shares:    556,574

                              MEDIA GENERAL, INC.
                               TABLE OF CONTENTS
                               FORM 10-Q REPORT
                                 JULY 1, 2001

                                                                                                        Page
                                                                                                        ----
Part I.  Financial Information

     Item 1. Financial Statements

               Consolidated Condensed Balance Sheets - July 1, 2001,
               and December 31, 2000                                                                      1

               Consolidated Condensed Statements of Operations - Second quarter and
               six months ended July 1, 2001, and June 25, 2000                                           3

               Consolidated Condensed Statements of Cash Flows - Six
               months ended July 1, 2001, and June 25, 2000                                               4

               Notes to Consolidated Condensed Financial Statements                                       5

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                                   10

Part II.  Other Information

     Item 4.   Submission of Matters to a Vote of Security Holders                                       17

     Item 6.   Exhibits and Reports on Form 8-K                                                          17

               (a)   Exhibits

               (b)   Reports on Form 8-K

Signatures                                                                                               18

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                              MEDIA GENERAL, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (000's except shares)

                                                             (Unaudited)
                                                               July 1,      December 31,
                                                                2001            2000
                                                             ----------     -----------
ASSETS

Current assets:
  Cash and cash equivalents                                  $    8,277     $   10,404
  Accounts receivable - net                                     104,717        117,254
  Inventories                                                     7,680          7,168
  Other                                                          28,789         38,054
                                                             ----------     ----------
     Total current assets                                       149,463        172,880
                                                             ----------     ----------

Investments in unconsolidated affiliates                        111,869         90,739

Other assets                                                     70,139         59,565

Property, plant and equipment - net                             376,463        379,950

Excess of cost over fair value of net identifiable assets
  of acquired businesses - net                                  946,166        958,443

FCC licenses and other intangibles - net                        882,452        899,705
                                                             ----------     ----------

                                                             $2,536,552     $2,561,282
                                                             ==========     ==========


                            See accompanying notes.

                              MEDIA GENERAL, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (000's except shares)

                                                      (Unaudited)
                                                        July 1,      December 31,
                                                         2001           2000
                                                      ----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $   18,776     $    27,203
  Accrued expenses and other liabilities                  72,164          87,338
                                                      ----------     -----------
     Total current liabilities                            90,940         114,541
                                                      ----------     -----------

Long-term debt                                           796,964         822,077

Deferred income taxes                                    351,636         351,491

Other liabilities and deferred credits                   127,215         101,251

Stockholders' equity:
  Preferred stock ($5 cumulative convertible),
     par value $5 per share:
       Authorized 5,000,000 shares;
          none outstanding
  Common stock, par value $5 per share:
     Class A, authorized 75,000,000 shares; issued
       22,397,513 and 22,158,070 shares                  111,988         110,790
     Class B, authorized 600,000 shares; issued
       556,574 shares                                      2,783           2,783
  Additional paid-in capital                               9,167             ---
  Accumulated other comprehensive income (loss)          (13,950)         (3,481)
  Unearned compensation                                   (7,414)         (2,145)
  Retained earnings                                    1,067,223       1,063,975
                                                      ----------     -----------
     Total stockholders' equity                        1,169,797       1,171,922
                                                      ----------     -----------

                                                      $2,536,552     $ 2,561,282
                                                      ==========     ===========


                            See accompanying notes.

                              MEDIA GENERAL, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                       (000's except for per share data)

                                             Second Quarter Ended      Six Months Ended
                                             ---------------------   ---------------------
                                               July 1,    June 25,    July 1,     June 25,
                                                2001        2000       2001         2000
                                             ---------   ---------   ---------   ---------
Revenues                                     $ 205,747   $ 211,299   $ 404,628   $ 383,757
                                             ---------   ---------   ---------   ---------
Operating costs:
  Production                                    88,499      85,886     179,074     159,886
  Selling, general and
   administrative                               67,655      63,431     137,313     119,965
  Depreciation and amortization                 28,569      26,312      57,899      44,684
                                             ---------   ---------   ---------   ---------
     Total operating costs                     184,723     175,629     374,286     324,535
                                             ---------   ---------   ---------   ---------

Operating income                                21,024      35,670      30,342      59,222
                                             ---------   ---------   ---------   ---------
Other income (expense):
  Interest expense                             (12,437)    (10,655)    (26,424)    (12,013)
  Investment income (loss) -
   unconsolidated affiliates                     7,307         253      17,205      (1,312)
  Other, net                                    (3,463)      3,390      (3,014)     11,720
                                             ---------   ---------   ---------   ---------
     Total other expense                        (8,593)     (7,012)    (12,233)     (1,605)
                                             ---------   ---------   ---------   ---------
Income from continuing operations
   before income taxes                          12,431      28,658      18,109      57,617
Income taxes                                     4,735      11,605       7,063      23,297
                                             ---------   ---------   ---------   ---------
Income from continuing operations                7,696      17,053      11,046      34,320

Discontinued operations:
 Loss from discontinued operations                 ---      (1,445)        ---      (4,350)
 Loss on disposition of discontinued
   operations                                      ---      (5,970)        ---      (5,970)
                                             ---------   ---------   ---------   ---------
Net income                                   $   7,696   $   9,638   $  11,046   $  24,000
                                             =========   =========   =========   =========

Earnings per common share:
  Income from continuing operations          $    0.34   $    0.71   $    0.49   $    1.38
  Loss from discontinued operations                ---       (0.31)        ---       (0.42)
                                             ---------   ---------   ---------   ---------
Net income                                   $    0.34   $    0.40   $    0.49   $    0.96
                                             =========   =========   =========   =========
Earnings per common share
    - assuming dilution:
  Income from continuing operations          $    0.33   $    0.70   $    0.48   $    1.36
  Loss from discontinued operations                ---       (0.31)        ---       (0.41)
                                             ---------   ---------   ---------   ---------
Net income                                   $    0.33   $    0.39   $    0.48   $    0.95
                                             =========   =========   =========   =========
Dividends paid per common share              $    0.17   $    0.16   $    0.34   $    0.32
                                             =========   =========   =========   =========


                            See accompanying notes.

                              MEDIA GENERAL, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                    (000's)

                                                                    Six Months Ended
                                                                  ---------------------
                                                                    July 1,    June 25,
                                                                     2001        2000
                                                                  ---------   ---------
Operating activities:
Net income                                                        $  11,046   $  24,000
Adjustments to reconcile net income:
 Depreciation and amortization                                       57,899      48,430
 Deferred income taxes                                                 (227)       (126)
 Investment (income) loss -- unconsolidated affiliates,
  net of distributions                                              (17,205)      4,712
 Gain on disposition of Cable operations                                ---      (8,286)
 Loss on disposition of Garden State Paper                              ---      14,256
 Change in assets and liabilities:
  Accounts receivable and inventory                                  12,085      (5,593)
  Accounts payable                                                   (6,310)     (5,289)
  Taxes payable                                                          28    (518,855)
  Other                                                               3,045       8,877
                                                                  ---------   ---------
Net cash provided (used) by operating activities                     60,361    (437,874)
                                                                  ---------   ---------
Investing activities:
 Capital expenditures                                               (21,210)    (23,215)
 Proceeds from maturity of short-term investments                       ---     390,748
 Purchases of businesses                                               (943)   (620,463)
 Proceeds from disposition of Cable operations                          ---      10,063
 Other investments                                                   (4,614)     (3,455)
 Other, net                                                           4,117          77
                                                                  ---------   ---------
Net cash used by investing activities                               (22,650)   (246,245)
                                                                  ---------   ---------
Financing activities:
 Increase in debt                                                   908,000     638,000
 Payment of debt                                                   (933,174)    (54,164)
 Debt issuance costs                                                 (9,177)        ---
 Stock repurchase                                                    (2,120)   (136,520)
 Dividends paid                                                      (7,798)     (7,947)
 Other, net                                                           4,431       1,709
                                                                  ---------   ---------
Net cash (used) provided by financing activities                    (39,838)    441,078
                                                                  ---------   ---------
Net decrease in cash and cash equivalents                            (2,127)   (243,041)
Cash and cash equivalents at beginning of year                       10,404     255,298
                                                                  ---------   ---------
Cash and cash equivalents at end of period                        $   8,277   $  12,257
                                                                  =========   =========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest (net of amount capitalized)                             $  25,801   $  12,359
 Income taxes                                                     $     261   $ 526,907


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

     3. In January 2001, The Denver Post and the Denver Rocky Mountain News finalized a Joint Operating Agreement (JOA) that was signed in 2000. The Company has a 20% interest in The Denver Post Corporation (Denver). A one-time gain of $6.1 million was recorded in the first quarter of 2001 related to a cash payment received by Denver in conjunction with the formation of the JOA; it is included in the line item "Investment income (loss) - unconsolidated affiliates" on the accompanying Consolidated Condensed Statement of Operations. That line item also includes start-up costs incurred by Denver related to the initial formation of the JOA.

     4. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138. These statements require that all derivatives be recognized as either assets or liabilities on the balance sheet at fair value. If a derivative is a hedge, depending upon the nature of the hedge, a change in its fair value will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income (OCI) until the hedged item is recognized in earnings. Any difference between the fair value of the hedge and the item being hedged, known as the ineffective portion, will be immediately recognized in earnings. The adoption of the standard resulted in the cumulative effect of an accounting change that had no impact on net income and an after-tax net increase to OCI of $3.6 million.

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

          At adoption the Company had interest rate swap agreements, with notional amounts totaling $300 million and having maturities ranging from less than three months to slightly more than two years, that were designated as cash flow hedges under the new standard. During the first quarter, the Company entered into interest rate swap (pay fixed, receive floating) agreements, with notional amounts totaling an additional $150 million and having maturities of two years, that also were designated as cash flow hedges; one swap agreement with a notional amount of $75 million matured. The Company entered into these interest rate swap agreements to manage interest cost and cash flows associated with variable interest rates, primarily short-term changes in LIBOR; changes in cash flows of the interest rate swaps offset changes in the interest payments on the covered portion of the Company's revolving credit agreement. In connection with these interest rate swap agreements, the Company recorded after-tax income of $.2 million in OCI during the second quarter and an after-tax charge of $2.6 million in the year to date; there was no impact on net income.

          Concurrent with the completion of the third quarter 2000 sale of Garden State Paper Company (GSP), the Company entered into a seven-year financial newsprint swap agreement. A portion (approximately 90%) of the agreement, under which the Company receives a floating price per metric ton and pays a fixed price of $596 per metric ton, has been designated as a cash flow hedge under the new standard. The objective of this hedge is to offset the variability of cash flows for purchases of newsprint due to changes in market prices; changes in cash flows of the newsprint swap are expected to be highly effective at offsetting changes in the cash flows related to the Company's purchases of newsprint. The Company recorded an after-tax charge to OCI of $15 million in the year to date, including $11.8 million during the second quarter, representing the decline in fair value of the derivative based on forecasted newsprint prices. There was no impact on net income due to ineffectiveness. Additionally, the Company recorded a pre-tax loss of approximately $2.3 million in the year to date ($1.7 million in the second quarter) in the line item "Other, net" related to the decrease in fair value of that portion of the contract not designated as a hedge.

     5. In January 2001 the Company launched its Interactive Media Division. Historically, the Company's online activities were reported and managed as a part of the Publishing and Broadcast Segments, but as a result of this transition they are now reported and managed as a separate segment. This new segment is comprised of all online enterprises as well as Media General Financial Services, the Company's provider of financial information. Additionally, the Interactive Media Segment includes investments, accounted for under the equity method, in AdOne, L.L.P. (a online database of classified advertising), and in iPipe, Inc. (a provider and distributor of content and advertising services for Web sites), as well as investments, accounted for under the cost method, in several other dot-com companies. The prior period has been restated to reflect the change in the Company's reportable segments. The following table sets forth the Company's current and prior-year financial performance by segment, as well as total assets by segment as of July 1, 2001:

                                                                             Interactive
(In thousands)                                  Publishing      Broadcast       Media      Eliminations      Total
---------------------------------------------------------------------------------------------------------------------
Three Months Ended July 1, 2001
Consolidated revenues                           $137,225      $   66,630       $ 2,297          $(405)      $  205,747
                                                ======================================================================
Segment operating cash flow                     $ 37,604      $   20,323       $  (717)                     $   57,210
Allocated amounts:
 Equity in net loss of unconsolidated
  affiliates                                        (770)                         (862)                         (1,632)
 Write-off of investment                                                        (2,323)                         (2,323)
 Depreciation and amortization                    (7,045)         (5,095)         (217)                        (12,357)
                                                ----------------------------------------------------------------------
  Segment profit (loss)                         $ 29,789      $   15,228       $(4,119)                         40,898
                                                ======================================
Unallocated amounts:
 Interest expense                                                                                              (12,437)
 Investment income - SP Newsprint                                                                                8,939
 Acquisition intangibles amortization                                                                          (15,130)
 Corporate expenses                                                                                             (8,453)
 Other                                                                                                          (1,386)
                                                                                                            ----------
  Consolidated income from continuing operations before income taxes                                        $   12,431
                                                                                                            ==========
Segment assets                                  $991,220      $1,355,170       $23,140                      $2,369,530
Corporate                                                                                                      167,022
                                                                                                            ----------
 Consolidated assets                                                                                        $2,536,552
                                                                                                            ==========
----------------------------------------------------------------------------------------------------------------------
Three Months Ended June 25, 2000
Consolidated revenues                           $135,906      $   73,437       $ 2,042          $ (86)      $  211,299
                                                ======================================================================
Segment operating cash flow                     $ 45,031      $   26,147       $    18                      $   71,196
Allocated amounts:
 Equity in net income (loss) of
  unconsolidated affiliates                          258                          (523)                           (265)
 Depreciation and amortization                    (6,360)         (5,377)          (82)                        (11,819)
                                                ----------------------------------------------------------------------
  Segment profit (loss)                         $ 38,929      $   20,770       $  (587)                         59,112
                                                ======================================
Unallocated amounts:
 Interest expense                                                                                              (10,655)
 Investment income - SP Newsprint                                                                                  518
 Acquisition intangibles amortization                                                                          (13,590)
 Corporate expenses                                                                                             (8,331)
 Other                                                                                                           1,604
                                                                                                             ---------
  Consolidated income from continuing operations before income taxes                                         $  28,658
                                                                                                             =========
----------------------------------------------------------------------------------------------------------------------
Six Months Ended July 1, 2001
Consolidated revenues                           $274,231      $  126,767       $ 4,492          $(862)       $ 404,628
                                                ======================================================================
Segment operating cash flow                     $ 72,828      $   33,737       $(1,213)                      $ 105,352
Allocated amounts:
 Equity in net income (loss) of
  unconsolidated affiliates                        3,964                        (1,858)                          2,106
 Write-off of investment                                                        (2,323)                         (2,323)
 Depreciation and amortization                   (14,381)        (10,679)         (406)                        (25,466)
                                                ----------------------------------------------------------------------
  Segment profit (loss)                         $ 62,411      $   23,058       $(5,800)                         79,669
                                                ======================================
Unallocated amounts:
 Interest expense                                                                                              (26,424)
 Investment income - SP Newsprint                                                                               15,099
 Acquisition intangibles amortization                                                                          (30,258)
 Corporate expenses                                                                                            (17,627)
 Other                                                                                                          (2,350)
                                                                                                             ---------
  Consolidated income from continuing operations before income taxes                                         $  18,109
                                                                                                             =========
----------------------------------------------------------------------------------------------------------------------

                                                                            Interactive
(In thousands)                                   Publishing    Broadcast       Media        Eliminations     Total
--------------------------------------------------------------------------------------------------------------------
Six Months Ended July 25, 2000
Consolidated revenues                            $266,234      $113,793       $ 3,861          $(131)       $383,757
                                                 ===================================================================
Segment operating cash flow                      $ 86,688      $ 35,284       $   205                       $122,177
Allocated amounts:
 Equity in net income (loss) of
  unconsolidated affiliates                            41                        (980)                          (939)
 Depreciation and amortization                    (12,705)       (8,341)         (165)                       (21,211)
                                                 -------------------------------------------------------------------
  Segment profit (loss)                          $ 74,024      $ 26,943       $  (940)                       100,027
                                                 ====================================
Unallocated amounts:
 Interest expense                                                                                            (12,013)
 Investment loss - SP Newsprint                                                                                 (373)
 Acquisition intangibles amortization                                                                        (21,685)
 Corporate expenses                                                                                          (16,619)
 Other                                                                                                         8,280
                                                                                                            --------
  Consolidated income from continuing operations before income taxes                                        $ 57,617
                                                                                                            ========
--------------------------------------------------------------------------------------------------------------------

     6. The following table sets forth the computation of basic and diluted earnings per share from continuing operations:


                                                 Quarter Ended July 1, 2001                Quarter Ended June 25, 2000
                                            -------------------------------------  ---------------------------------------------
                                              Income        Shares      Per Share     Income           Shares         Per Share
(In thousands, except per share amounts)    (Numerator)  (Denominator)   Amount     (Numerator)     (Denominator)      Amount
                                            -----------  -------------  ---------  -------------  -----------------  -----------
Basic EPS
Income from continuing operations
 available to common stockholders              $ 7,696         22,716   $    0.34       $17,053             24,184   $      0.71
                                                                        =========                                    ===========

Effect of dilutive securities
Stock options                                                     135                                          191
Restricted stock and other                         (17)           115                        (6)                98
                                               ----------------------                   --------------------------

Diluted EPS
Income from continuing operations
 available to common stockholders
 plus assumed conversions                      $ 7,679         22,966   $    0.33       $17,047             24,473   $      0.70
                                               ==================================       ========================================



                                                Six Months Ended July 1, 2001             Six Months Ended June 25, 2000
                                            -------------------------------------  ---------------------------------------------
                                              Income        Shares      Per Share     Income           Shares         Per Share
(In thousands, except per share amounts)    (Numerator)  (Denominator)   Amount    (Numerator)     (Denominator)       Amount
                                            ----------   ------------   ---------  ------------   ----------------   -----------

Basic EPS
Income from continuing operations
 available to common stockholders              $11,046         22,691   $    0.49       $34,320             24,920   $      1.38
                                                                        =========                                    ===========

Effect of dilutive securities
Stock options                                                     130                                          201
Restricted stock and other                         (36)           109                       (12)                95
                                               ----------------------                   --------------------------

Diluted EPS
Income from continuing operations
 available to common stockholders
 plus assumed conversions                      $11,010         22,930   $    0.48       $34,308             25,216   $      1.36
                                               ==================================       ========================================

     7.   The Company's comprehensive income consisted of the following:

                                                       Quarter Ended        Six Months Ended
                                                    --------------------  --------------------
(In thousands)                                       July 1,   June 25,    July 1,   June 25,
                                                      2001       2000       2001       2000
                                                    --------    -------   --------    -------
     Net income                                     $  7,696    $ 9,638   $ 11,046    $24,000
     Cumulative effect of adoption of SFAS
       No. 133 (net of deferred taxes)                   ---        ---      3,570        ---
     Unrealized loss on derivative contracts
       (net of deferred taxes)                       (11,601)       ---    (17,621)       ---
     Unrealized gain (loss) on equity securities
       (net of deferred taxes)                         3,918     (4,992)     3,582     (2,543)
                                                    --------    -------   --------    -------
     Comprehensive income                           $     13    $ 4,646   $    577    $21,457
                                                    ========    =======   ========    =======

     8. The Financial Accounting Standards Board has approved Statement No. 142, Goodwill and Other Intangible Assets. This Statement establishes a new accounting standard for goodwill and certain other intangible assets acquired in a business combination as well as a new method of testing those assets for impairment. It will continue to require recognition of these items as assets but amortization as currently required by APB Opinion No. 17, Intangible Assets will cease. It will also require that these assets be separately tested for impairment annually at the reporting unit level when certain indicators of impairment are present using a fair-value-based approach. Initial adoption of the provisions of this statement is required for fiscal years beginning after December 15, 2001; the Company will adopt SFAS No. 142 as of the beginning of its fiscal year 2002. The provisions of this statement will apply not only to balances arising from acquisitions completed after the issuance date of the final Statement, but also to the unamortized balances at the date of adoption. While the Company is still reviewing the new standard, it anticipates that application of the standard's provisions will reduce its amortization expense by approximately 70% in 2002 compared to that of the prior year.

     9. On June 29, 2001, the Company replaced its $1.2 billion revolving credit facility with a five-year revolving credit facility committing a syndicate of banks to lend the Company up to $1 billion. Interest rates under the facility are based on the London Interbank Offered Rate (LIBOR) plus a margin ranging from .75% to 1.75%, determined by the Company's debt to cash flow ratio (leverage ratio), as defined. Under this new facility, the Company pays facility fees on the entire commitment of the facility at a rate based on its leverage ratio. The Company's debt covenants require the maintenance of an interest coverage ratio and a leverage ratio, as defined.

          In July 2001, subsequent to the close of the second quarter, the Company filed a shelf registration for up to $600 million of public debt; no debt has been issued under this facility to date.

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

     Over the past several years, Media General has evolved into a leading provider of high-quality news, information and entertainment services in the Southeast through a series of strategically targeted acquisitions and dispositions. The Company is well positioned to capitalize on the expected economic growth in the Southeast while leveraging the mounting power of multimedia convergence. The most recent southeastern additions include the March 2000 purchase of Spartan Communications, Inc. (Spartan), which doubled the number of the Company's television stations from 13 to 26, and the purchase of five daily and two weekly newspapers from Thomson Newspapers (Thomson) in South Carolina and Alabama in August 2000.

     In January 2001 the Company launched its Interactive Media Division which operates in conjunction with the Publishing and Broadcast Divisions to provide online news, information and entertainment services to its customers without geographic restrictions. This Division delivers information and entertainment through the Company's existing Web sites, as well as provides expanded choices for its advertisers, readers, viewers and users while maintaining its focus on revenue generation. The Internet is a dynamic marketplace of which the Company is taking advantage by combining the strengths of all three of its divisions to provide a source for significant revenue growth.

RESULTS OF OPERATIONS
---------------------

     Second quarter income from continuing operations decreased $9.4 million, from $17.1 million ($0.70 per share assuming dilution) in the equivalent prior-year quarter to $7.7 million ($0.33 per share assuming dilution) in the current quarter. This decline was driven by an industry-wide advertising drought which translated into an approximate 25% drop in both Publishing and Broadcast profits from last year's second quarter, as well as increases in interest expense and intangibles amortization of 16.7% and 11.3% due mainly to the third quarter 2000 acquisition of Thomson. Partially offsetting the impact of these items, the Company's income from its share of SP Newsprint (SPNC) grew $8.4 million over the comparable prior-year period, primarily due to higher newsprint prices as well as increased sales volume, combined with lower production costs.

     During the first six months of 2001, income from continuing operations decreased $23.3 million from $34.3 million ($1.36 per share assuming dilution) in the first six months of 2000 to $11 million ($0.48 per share assuming dilution). Current-year net income contained a one-time pretax gain of $6.1 million, included within the Company's share of the Denver Post's income, resulting from the Denver Rocky Mountain News' payment to The Denver Post (Denver) to establish a joint-operating agreement (JOA). Segment operating profit, excluding this gain, fell $26.5 million; the decline was driven by a depressed advertising environment which resulted in a year-over-year fall of 24% and 14.4% in Publishing and Broadcast profits. These comparative segment profits include six months of current-year Thomson results and three months of Spartan results which were not present in the prior year. Decreased Interactive Media results were primarily attributable to planned start-up costs combined with a $2.3 million write-off of an investment in a dot-com company. However, a $15.5 million rise in the Company's share of SPNC results, from a loss of $.4 million in the first half of 2000 to income of $15.1 million this year (for reasons similar to those of the current quarter), partially offset reduced segment operating income. Other factors which unfavorably impacted the Company's bottom line were: a $14.4 million and a $8.6 million increase in interest expense and intangibles amortization expense (both predominantly the result of the Thomson and Spartan acquisitions), combined with an $8.2 million reduction in interest income due to the absence this year of short-term investments.


PUBLISHING
----------

     Operating income for the Publishing Division decreased $9.1 million and $11.6 million in the second quarter and first half of 2001 from the comparable 2000 periods. Excluding the one-time gain related to the formation of the Denver JOA and the contribution from the Thomson properties, operating income fell $12.3 million and $23.6 million as shown below:

                         Change in Publishing Division
                            Year-over-Year Results

     (In millions)
                                                     Second Quarter   Year-to-date
                                                        Favorable       Favorable
                                                      (Unfavorable)   (Unfavorable)
                                                         Change          Change
                                                     ---------------  -------------
     Excluding Thomson:
       Revenue decrease                                      $ (9.4)        $(12.7)
       Operating expense increase                              (1.9)          (8.8)
       Denver operating income decrease                        (1.0)          (2.1)
                                                             ------         ------
                                                              (12.3)         (23.6)
     Adjusted for:
       Denver JOA gain (pre-tax)                                ---            6.1
       Thomson operating income                                 3.2            5.9
                                                             ------         ------
          Decrease in Publishing operating income            $ (9.1)        $(11.6)
                                                             ======         ======

     As illustrated by the following chart and excluding the addition of Thomson, Classified and Retail advertising revenues were down in both the second quarter and first half of this year, while Preprint and General revenues were essentially flat. The downturn in the economy produced a reduction in advertiser spending in virtually all categories of Retail advertising; Classified advertising fell primarily from weakness in the employment and automotive categories.

                                    [GRAPH]

                                         2nd Quarter ($millions)
                                         -----------------------
                                Classified   Retail   Preprints   General
                                ----------   ------   ---------   -------
2001 Media General Newspapers      40.9       33.6      15.4        8.2
2001 Former Thomson Newspapers      2.5        3.8       1.3        0.1
2000 Media General Newspapers      48.3       34.9      16.0        7.9


                                       Six Months YTD ($millions)
                                       --------------------------
                                Classified   Retail   Preprints   General
                                ----------   ------   ---------   -------
2001 Media General Newspapers      85.5       63.8      30.8       15.4
2001 Former Thomson Newspapers      4.9        7.2       2.6        0.1
2000 Media General Newspapers      95.4       66.7      32.2       14.9


     Excluding Thomson, Publishing Segment operating expenses increased $1.9 million and $8.8 million in the second quarter and first half of this year over the equivalent prior-year periods. The most significant factors affecting these increases in the quarter and year to date included: a $.8 million and $3 million rise in employee compensation and benefits expense, and a $.9 million and $2.8 million jump in newsprint expense. Normal salary increases combined with higher health insurance costs and the Company's increased 401(k) plan match all contributed to the rise in employee compensation and benefit expense. Despite a 10% and 8.1% reduction in newsprint consumption in the quarter and first half of 2001, an average newsprint price increase of $84 and $86 per short ton fully accounted for the Division's overall rise in newsprint expense. Other factors which impacted division-wide operating costs were increases in occupancy expense and bad debt expense. Cost-containment initiatives put in place during the latter part of the first quarter, including hiring freezes on all but the most essential positions, produced a meaningful slowdown in rising operating expenses as evidenced by an increase in second quarter operating expenses of just $1.9 million (almost half of which was due to higher newsprint prices) compared to first quarter expenses which were up $6.9 million over the previous year.

     Excluding the one-time gain from the formation of the JOA, investment income earned from the Company's share of Denver decreased $1 million and $2.1 million in the second quarter and first half of this year. While the establishment of the JOA has reduced circulation expense and facilitated increased advertising rates, the decline in Denver's performance was primarily attributable to continued JOA start-up costs. In the second quarter, a 17% decline in revenues (due completely to lower classified and retail advertising) combined with a 48% increase in production cost, was partially offset by a 38% drop in circulation expense. In the first half of 2001, a 10% reduction in revenues (again due in full to struggling classified and retail advertising) coupled with a 42% increase in production expense, was partially offset by a 27% decrease in circulation expense.

     BROADCAST
     ---------

     Broadcast operating income declined $5.5 million and $3.9 million in the second quarter and first half of this year compared to the equivalent periods of 2000. Because Spartan was not purchased until the second quarter of 2000, the full-year comparison of Broadcast includes only three months of Spartan's results in 2000 as opposed to six months of results for the current year. In the second quarter of 2001, revenues declined $6.8 million while operating expenses dropped $1.3 million. Excluding Spartan, revenues fell $4.7 million in the first half of 2001 while operating expenses decreased $1.8 million.

     The following chart, which does not show Spartan separately in the quarter due to its presence in the second quarter of both years, illustrates the impact that a lethargic advertising environment had on advertising revenues. While all advertising time sales were down in the quarter, decreased National advertising (due to weakness in the automotive and telecommunications categories) dealt the most severe blow to the Division; Local advertising suffered (due primarily to deterioration in automotive advertising) despite aggressive local sales strategies which produced increased revenues at several stations; Political advertising decreased due to the virtual absence of any significant elections. In the first half of 2001, the presence of the former Spartan stations was responsible for producing higher year-over-year divisional Local and National revenues due to the inclusion of six months of Spartan in current-year results as compared to only three months in the prior year. Excluding Spartan, National advertising reflected an industry-wide downturn (due principally to softness in the automotive and telecommunications categories); Political advertising declined due to the lack of any significant campaigns; Local advertising was essentially flat.

                                    [GRAPH]

                                     2nd Quarter ($millions)
                                     -----------------------
                                  Local     National  Political
                                  -----     --------  ---------
2001 All Stations                 40.8        24.8       0.5
2000 All Stations                 42.4        29.8       1.2

                                   Six Months YTD ($millions)
                                   --------------------------
                                  Local     National  Political
                                  -----     --------  ---------
2001 Media General Stations       50.1        28.1       0.5
2001 Former Spartan Stations      26.7        17.6       0.1
2000 Media General Stations       50.2        33.1       1.4
2000 Former Spartan Stations      15.1        11.8       0.8

     *2000 includes three months of Spartan revenues, while 2001 includes six months of Spartan revenues.

     In the second quarter, operating expenses decreased $1.3 million due primarily to an 8.4% and 7.4% decline in programming costs and depreciation expense, respectively. Excluding Spartan, operating expenses declined $1.8 million in the first half of this year as compared to the first six months of 2000. A 7.3% reduction in programming costs combined with a 3.2% decrease in other production expense, more than offset a 3.8% rise in employee compensation and benefit costs arising from normal salary adjustments, increased health care costs and an increased Company 401(k) plan match. The Division benefited significantly from cost-containment initiatives, including hiring freezes implemented in the latter portion of the first quarter.


INTERACTIVE MEDIA
-----------------

     The first quarter of 2001 marked the formation of the Company's Interactive Media Division (IMD). The IMD is comprised of Publishing and Broadcast interactive operations as well as Media General Financial Services and the Company's minority investments in external online enterprises. Operating results for 2000 have been restated to reflect the change in the Company's reportable segments.

     Interactive Media operating results fell $3.5 million from a loss of $.6 million in the second quarter of last year to a $4.1 million loss in the equivalent period this year; operating results fell $4.9 million from a loss of $.9 million in the first six months of 2000 to a $5.8 million loss in the first half of this year. The Division incurred a $2.3 million loss in the second quarter associated with the write-off of its investment in KOZ.com due to that company's bankruptcy. Additionally, $.3 million and $.6 million increases in revenues in the second quarter and first half of the year, respectively, were not sufficient to offset a $1.1 million and $2.3 million rise in operating expenses. Increased revenues were driven by strong Classified advertising in both the second quarter and first half of the year (primarily from the Division's Tampa online presence, TBO.com) as well as from solid outside vendor revenues from Media General Financial Services in the first six months of 2001. Higher expenses were attributable to expected start-up costs associated with the development and roll-out of the IMD.

     In addition to the write-off of KOZ.com, the Division's share of operating losses from its investments in AdOne and iPipe increased by $.3 million and $.9 million in the current quarter and first half of the year over the equivalent prior-year periods.


NEWSPRINT MARKET PRICES
-----------------------

     Concurrent with the third-quarter 2000 sale of GSP, the Company entered into a seven-year financial newsprint swap agreement. Under this agreement, the Company receives a floating price per metric ton ($605 per metric ton at July 1, 2001) and pays a fixed price of $596 per metric ton. Currently, a $50 increase or decrease in average newsprint price over the term of the contract on the overhedged portion would result in income or expense, respectively, to the Company of approximately $3 million; it would have a significant effect on the fair value of the hedged portion of the swap contract recorded on the Balance Sheet as well.

     Since the beginning of the year, the fair value of the newsprint swap on the Company's balance sheet has decreased from an asset of $12 million at December 31, 2000, to a liability of $13.8 million at the close of the second quarter based on forecasted newsprint prices. However, the Company has received cash payments during the period of approximately $1.2 million. Further erosion of newsprint prices may result in the Company beginning to make payments under the swap. See Notes 4 and 7 in the accompanying notes to consolidated condensed financial statements for more information on this newsprint swap, the effect on other comprehensive income, and the adoption of Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities.

INTEREST INCOME AND EXPENSE
---------------------------

     Interest expense in the second quarter and first six months of 2001 increased $1.8 million and $14.4 million from the equivalent year-ago periods due to a $209 million and $490 million increase in average debt outstanding, which was partially mitigated by an approximate 1% decline in the effective interest rate in both the second quarter and first half of the year. The Company earned interest income of $8.2 million in the first quarter of 2000 from its investments in predominantly prime-rated commercial paper.

     The Company uses interest rate swaps (where it pays a fixed rate and receives a floating rate) as part of an overall risk management strategy with the objective of managing interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR, not to trade such instruments for profit or loss. During the first quarter of 2001, the Company entered into interest rate swap agreements with notional amounts totaling $150 million. At the end of the current quarter, the Company had interest rate swaps with notional amounts totaling $375 million with maturities ranging from less than one year to two years. Together, these swaps effectively converted that portion of the Company's variable rate debt to fixed rate debt at interest rates approximating 6.8% throughout the second quarter. As of June 29, 2001 (when the Company entered into its new revolving credit facility discussed below), this interest rate approximated 7.5% due to a higher applicable margin under the new facility.


LIQUIDITY
---------

     Despite a sharp decrease in net income in the first half of 2001, funds generated by operations (including substantial net collections of accounts receivable) along with certain other inflows provided: $21.2 million for capital expenditures, $9.2 million for payment of debt issuance costs, $7.8 million for payment of dividends to stockholders and $4.6 million for investments in cost and equity affiliates, as well as $25 million for debt reduction.

     On June 29, 2001, the Company replaced its $1.2 billion revolving credit facility (which was established in 1995) with a five-year revolving credit facility committing a syndicate of banks to lend the Company up to $1 billion. Additionally, the Company filed a shelf registration subsequent to the close of the second quarter for the issuance of up to $600 million of public debt. See
Note 9 in the accompanying notes to consolidated condensed financial statements for more information on the credit facility and shelf registration. The Company believes that these new facilities afford it the financial flexibility to react to opportunities in the market in the coming years.

     The Company anticipates that internally generated funds provided by operations, together with credit facilities, will be more than adequate to finance projected capital expenditures, dividends to stockholders, and working capital needs throughout 2001.

OUTLOOK
-------

     An industry-wide consensus seems to indicate that a weak advertising environment will prevail throughout the remainder of this year. While higher average year-over-year newsprint prices are expected to hinder the Publishing Division's results, the Company also anticipates benefiting from increased income from its investment in SPNC. Additionally, while the Interactive Media Division expects to produce strong year-over-year revenue growth, the remainder of 2001 will continue to reflect the expense of establishing and building a solid foundation for that Division.

     Despite the air of ambiguity regarding present economic conditions, the Company has implemented several initiatives which will further its long-term goals and provide future value for its shareholders. The Publishing Division continues to develop regional clusters that will provide significant operational synergies as well as the benefits of media convergence; the Broadcast Division has consolidated its national sales representative group into one coordinated team whose sole focus will be to further enhance the Division's National sales efforts; and, the Interactive Media Division continues to exploit new revenue sources including a successful up-sell arrangement for classified advertising in Tampa that is being rolled out to other locations.

     Subsequent to the close of the second quarter, the Company received confirmation that it had satisfied the eligibility requirements for listing on the New York Stock Exchange (NYSE) and had been cleared to file a listing application. The Company expects to complete that process and begin trading on the NYSE on September 19, 2001. The move to the NYSE is expected to enhance the Company's long-term shareholder value by increasing its visibility with investors and providing the potential for increased liquidity.

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

                          PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Media General, Inc., was held on May 18, 2001, for the purpose of electing a board of directors and to approve amendments to the Company's 1995 Long-Term Incentive Plan.

     Each nominee for director was elected by the following vote:

                                   Class A             Class A
                                 Shares Voted        Shares Voted
Class A Directors                   "FOR"             "WITHHELD"
-----------------                   -----             ----------
Charles A. Davis                 13,972,723            7,087,891
Robert V. Hatcher, Jr.           13,965,324            7,095,290
John G. Medlin, Jr.              13,969,553            7,091,061

                                   Class B             Class B
                                 Shares Voted        Shares Voted
Class B Directors                   "FOR"             "WITHHELD"
-----------------                   -----             ----------
J. Stewart Bryan III               551,682               4,492
Marshall N. Morton                 551,682               4,492
Thompson L. Rankin                 555,794                 380
Wyndham Robertson                  555,794                 380
Henry L. Valentine, II             555,794                 380
Walter E. Williams                 555,794                 380

     The 1995 Long-Term Incentive Plan was approved with 10,575,383 votes "FOR", 9,017,090 votes "AGAINST", and 176,324 votes "ABSTAIN".

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     3 (ii)    Bylaws of Media General, Inc., amended and restated as of May 18,
     2001.

     10.1 Credit Agreement, dated June 29, 2001, among Media General, Inc., and various lenders.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended July 1, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MEDIA GENERAL, INC.



DATE:  August 9, 2001               /s/ J. Stewart Bryan III
                                    -------------------------------------
                                    J. Stewart Bryan III, Chairman and
                                    Chief Executive Officer



DATE:  August 9, 2001               /s/ Marshall N. Morton
                                    -------------------------------------
                                    Marshall N. Morton, Vice Chairman
                                    and Chief Financial Officer