Form 10-Q
period 2001-09-30
MEDIA GENERAL INC
filed 2001-11-14
CIK 216539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

           For the transition period from ____________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes    X        NO
                                                ---------       ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 4, 2001.

                     Class A Common shares:      22,412,147
                     Class B Common shares:         556,574

                               MEDIA GENERAL, INC.
                                TABLE OF CONTENTS
                                FORM 10-Q REPORT
                               SEPTEMBER 30, 2001



                                                                                Page
                                                                                ----
Part I.  Financial Information

     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets - September 30, 2001,
              and December 31, 2000                                                1

              Consolidated Condensed Statements of Operations - Third quarter
              and nine months ended September 30, 2001, and September 24, 2000     3

              Consolidated Condensed Statements of Cash Flows - Nine
              months ended September 30, 2001, and September 24, 2000              4

              Notes to Consolidated Condensed Financial Statements                 5

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                           16

Part II.      Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                    24

              (a) Exhibits

              (b) Reports on Form 8-K

Signatures                                                                        25

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                               MEDIA GENERAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              (000's except shares)




                                                           (Unaudited)
                                                          September 30,   December 31,
                                                              2001           2000
                                                          ------------   ------------
ASSETS

Current assets:
   Cash and cash equivalents                               $    8,023     $   10,404
   Accounts receivable - net                                  101,527        117,254
   Inventories                                                  5,893          7,168
   Other                                                       41,367         38,054
                                                           ----------     ----------
      Total current assets                                    156,810        172,880
                                                           ----------     ----------

Investments in unconsolidated affiliates                      113,312         90,739

Other assets                                                   68,381         59,565

Property, plant and equipment - net                           383,171        379,950

Excess of cost over fair value of net identifiable assets
  of acquired businesses - net                                940,454        958,443

FCC licenses and other intangibles - net                      873,865        899,705
                                                           ----------     ----------

                                                           $2,535,993     $2,561,282
                                                           ==========     ==========


                            See accompanying notes.

                               MEDIA GENERAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              (000's except shares)


                                                    (Unaudited)
                                                   September 30,   December 31,
                                                       2001           2000
                                                   -------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                 $   20,249     $   27,203
   Accrued expenses and other liabilities               89,214         87,338
                                                    ----------     ----------
      Total current liabilities                        109,463        114,541
                                                    ----------     ----------

Long-term debt                                         791,726        822,077

Deferred income taxes                                  341,212        351,491

Other liabilities and deferred credits                 139,889        101,251

Stockholders' equity:
   Preferred stock ($5 cumulative convertible),
      par value $5 per share:
        Authorized 5,000,000 shares;
           none outstanding
   Common stock, par value $5 per share:
      Class A, authorized 75,000,000 shares; issued
        22,411,635 and 22,158,070 shares               112,058        110,790
      Class B, authorized 600,000 shares; issued
        556,574 shares                                   2,783          2,783
   Additional paid-in capital                            9,726            ---
   Accumulated other comprehensive income (loss)       (22,446)        (3,481)
   Unearned compensation                                (7,097)        (2,145)
   Retained earnings                                 1,058,679      1,063,975
                                                    ----------     ----------
      Total stockholders' equity                     1,153,703      1,171,922
                                                    ----------     ----------

                                                    $2,535,993     $2,561,282
                                                    ==========     ==========


                                    See accompanying notes.

                              MEDIA GENERAL, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                       (000's except for per share data)



                                           Third Quarter Ended      Nine Months Ended
                                          ----------------------  ----------------------
                                          Sept. 30,   Sept. 24,   Sept. 30,   Sept. 24,
                                            2001        2000        2001        2000
                                          --------    --------    --------    --------
Revenues                                  $193,052    $201,865    $597,680    $585,622
                                          --------    --------    --------    --------
Operating costs:
   Production                               89,197      86,807     268,271     246,693
   Selling, general and administrative      61,252      66,663     198,565     186,628
   Depreciation and amortization            28,470      27,995      86,369      72,679
                                          --------    --------    --------    --------
      Total operating costs                178,919     181,465     553,205     506,000
                                          --------    --------    --------    --------
Operating income                            14,133      20,400      44,475      79,622
                                          --------    --------    --------    --------

Other income (expense):
   Interest expense                        (13,948)    (14,173)    (40,372)    (26,186)
   Investment income - unconsolidated
    affiliates                               3,246       2,135      20,451         823
   Other, net                               (4,247)      3,410      (7,261)     15,130
                                          --------    --------    --------    --------
      Total other expense                  (14,949)     (8,628)    (27,182)    (10,233)
                                          --------    --------    --------    --------
Income (loss) from continuing operations
    before income taxes                       (816)     11,772      17,293      69,389

Income taxes                                   200       3,314       7,263      26,611
                                          --------    --------    --------    --------
Income (loss) from continuing operations    (1,016)      8,458      10,030      42,778

Discontinued operations:
  Loss from discontinued operations            ---         ---         ---      (4,350)
  Gain (loss) on disposition of
      discontinued operations                  280         ---         280      (5,970)
                                          --------    --------    --------    --------
Net income (loss)                         $   (736)   $  8,458    $ 10,310    $ 32,458
                                          ========    ========    ========    ========

Earnings per common share:
   Income (loss) from continuing
    operations                            $  (0.04)   $   0.37    $   0.44    $   1.76
   Income (loss) from discontinued
    operations                                0.01         ---        0.01       (0.43)
                                          --------    --------    --------    --------
Net income (loss)                         $  (0.03)   $   0.37    $   0.45    $   1.33
                                          ========    ========    ========    ========
Earnings per common share
    - assuming dilution:
  Income (loss) from continuing
    operations                            $  (0.04)   $   0.36    $   0.44    $   1.74
  Income (loss) from discontinued
    operations                                0.01         ---        0.01       (0.42)
                                          --------    --------    --------    --------
Net income (loss)                         $  (0.03)   $   0.36    $   0.45    $   1.32
                                          ========    ========    ========    ========
Dividends paid per common share           $   0.17    $   0.16    $   0.51    $   0.48
                                          ========    ========    ========    ========

                            See accompanying notes.

                               MEDIA GENERAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                     (000's)

                                                                       Nine Months Ended
                                                                -------------------------------
                                                                September 30,     September 24,
                                                                    2001              2000
                                                                -------------------------------
Operating activities:
Net income                                                      $    10,310       $  32,458
Adjustments to reconcile net income:
  Depreciation and amortization                                      86,369          76,425
  Deferred income taxes                                               1,781          (1,005)
  Investment (income) loss -- unconsolidated affiliates,
     net of distributions                                           (20,451)          2,577
  Gain on disposition of Cable operations                               ---          (8,286)
  (Gain) loss on disposition of Garden State Paper                     (280)         14,256
  Change in assets and liabilities:
     Accounts receivable and inventory                               17,094           1,400
     Taxes payable                                                       42        (516,263)
     Other                                                           (4,016)            234
                                                                -----------       ---------
Net cash provided (used) by operating activities                     90,849        (398,204)
                                                                -----------       ---------
Investing activities:
  Capital expenditures                                              (39,656)        (34,096)
  Proceeds from maturity of short-term investments                      ---         390,748
  Purchases of businesses                                            (1,752)       (858,201)
  Proceeds from disposition of Cable operations                         ---          10,063
  Proceeds from disposition of Garden State Paper                       ---          72,000
  Proceeds from sale of other businesses                                ---           3,825
  Other investments                                                  (4,764)        (12,256)
  Other, net                                                          4,147             178
                                                                -----------       ---------
Net cash used by investing activities                               (42,025)       (427,739)
                                                                -----------       ---------
Financing activities:
  Increase in debt                                                1,182,882         985,000
  Payment of debt                                                (1,213,261)       (219,247)
  Debt issuance costs                                               (12,048)            ---
  Stock repurchase                                                   (2,120)       (177,735)
  Dividends paid                                                    (11,702)        (11,655)
  Other, net                                                          5,044           3,920
                                                                -----------       ---------
Net cash (used) provided by financing activities                    (51,205)        580,283
                                                                -----------       ---------
Net decrease in cash and cash equivalents                            (2,381)       (245,660)
Cash and cash equivalents at beginning of year                       10,404         255,298
                                                                -----------       ---------
Cash and cash equivalents at end of period                      $     8,023       $   9,638
                                                                ===========       =========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest (net of amount capitalized)                          $    39,164       $  26,616
  Income taxes                                                  $       535       $ 527,018

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

     3. In January 2001, The Denver Post and the Denver Rocky Mountain News finalized a Joint Operating Agreement (JOA) that had been signed in 2000. The Company has a 20% interest in The Denver Post Corporation (Denver). A one-time gain of $6.1 million was recorded in the first quarter of 2001 related to a cash payment received by Denver in conjunction with the formation of the JOA; it is included in the line item "Investment income (loss) - unconsolidated affiliates" on the accompanying Consolidated Condensed Statement of Operations. That line item also includes start-up costs incurred by Denver related to the initial formation of the JOA.

     4. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138. These statements require that all derivatives be recognized as either assets or liabilities on the balance sheet at fair value. If a derivative is a hedge, depending upon the nature of the hedge, a change in its fair value will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income (OCI) until the hedged item is recognized in earnings. Any difference between the fair value of the hedge and the item being hedged, known as the ineffective portion, will be immediately recognized in earnings. At adoption, the standards resulted in the cumulative effect of an accounting change that had no impact on net income and an after-tax net increase to OCI of $3.6 million.

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

        At adoption the Company had interest rate swap agreements, with notional amounts totaling $300 million and having maturities ranging from less than three months to slightly more than two years, that were designated as cash flow hedges under the new standard. During the first quarter, the Company entered into interest rate swap (pay fixed, receive floating) agreements, with notional amounts totaling an additional $150 million and having maturities of two years, that also were designated as cash flow hedges; one swap agreement with a notional amount of $75 million matured. The Company entered into these interest rate swap agreements to manage interest cost and cash flows associated with variable interest rates, primarily short-term changes in LIBOR; changes in cash flows of the interest rate swaps offset changes in the interest payments on the covered portion of the Company's revolving credit agreement. In connection with these interest rate swap agreements, the Company recorded an after-tax charge of $3.2 million in OCI during the third quarter and an after-tax charge of $5.9 million in the year to date; there was no impact on net income.

        Concurrent with the completion of the third quarter 2000 sale of Garden State Paper Company (GSP), the Company entered into a seven-year financial newsprint swap agreement. A portion of the agreement, under which the Company receives a floating price per metric ton and pays a fixed price of $596 per metric ton, has been designated as a cash flow hedge under the new standard. Approximately 90% of the agreement was designated as a hedge initially; beginning in the third quarter of 2001, this designation was lowered to just over 80% reflecting decreased newsprint usage expectations. The objective of this hedge is to offset the variability of cash flows for purchases of newsprint due to changes in market prices; changes in cash flows of the newsprint swap are expected to be highly effective at offsetting changes in the cash flows related to the Company's purchases of newsprint. The Company recorded an after-tax charge to OCI of $16.5 million in the year to date, including $1.5 million during the third quarter, representing the decline in fair value of the derivative based on forecasted newsprint prices. There was no impact on net income due to ineffectiveness. Additionally, the Company recorded a pre-tax loss of approximately $4.4 million in the year to date ($2.1 million in the third quarter) in the line item "Other, net" related to the decrease in fair value of that portion of the contract not designated as a hedge.

     5. In January 2001 the Company launched its Interactive Media Division. Historically, the Company's online activities were reported and managed as a part of the Publishing and Broadcast Segments, but as a result of this transition they are now reported and managed as a separate segment. This new segment is comprised of all online enterprises as well as Media General Financial Services, the Company's provider of financial information. Additionally, the Interactive Media Segment includes an investment, accounted for under the equity method, in AdOne, L.L.P. (an online database of classified advertising), as well as investments, accounted for under the cost method, in several other dot-com companies. The prior period has been restated to reflect the change in the Company's reportable segments. The following table sets forth the Company's current and prior-year financial performance by segment, as well as total assets by segment as of September 30, 2001:

                                                                            Interactive
(In thousands)                                  Publishing     Broadcast       Media      Eliminations    Total
-----------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 2001
Consolidated revenues                            $130,092    $   61,166       $ 2,207        $  (413)  $  193,052
                                                 ================================================================
Segment operating cash flow                      $ 35,584    $   14,387       $  (581)                 $   49,390
Allocated amounts:
  Equity in net loss of
   unconsolidated affiliates                         (575)                       (306)                       (881)
  Write-off of investment                                                      (1,826)                     (1,826)
  Depreciation and amortization                    (6,949)       (5,273)         (137)                    (12,359)
                                                 ----------------------------------------------------------------
   Segment profit (loss)                         $ 28,060    $    9,114       $(2,850)                     34,324
                                                 ====================================
Unallocated amounts:
  Interest expense                                                                                        (13,948)
  Investment income - SP Newsprint                                                                          4,127
  Acquisition intangibles amortization                                                                    (15,096)
  Corporate expenses                                                                                       (7,353)
  Other                                                                                                    (2,870)
                                                                                                       ----------
   Consolidated loss from continuing operations before income taxes                                    $     (816)
                                                                                                       ==========
Segment assets                                   $987,814    $1,372,512       $15,266                  $2,375,592
Corporate                                                                                                 160,401
                                                                                                       ----------
  Consolidated assets                                                                                  $2,535,993
                                                                                                       ==========

-----------------------------------------------------------------------------------------------------------------
Three Months Ended September 24, 2000
Consolidated revenues                            $133,263    $   66,651       $ 1,979        $   (28)  $  201,865
                                                 ================================================================
Segment operating cash flow                      $ 38,377    $   19,243       $  (143)                 $   57,477
Allocated amounts:
  Equity in net loss of
   unconsolidated affiliates                         (462)                       (172)                       (634)
  Depreciation and amortization                    (6,758)       (5,547)          (87)                    (12,392)
                                                 ----------------------------------------------------------------
   Segment profit (loss)                         $ 31,157    $   13,696       $  (402)                     44,451
                                                 ====================================
Unallocated amounts:
  Interest expense                                                                                        (14,173)
  Investment income - SP Newsprint                                                                          2,769
  Acquisition intangibles amortization                                                                    (14,453)
  Corporate expenses                                                                                       (8,738)
  Other                                                                                                     1,916
                                                                                                       ----------
   Consolidated income from continuing operations before income taxes                                  $   11,772
                                                                                                       ==========

-----------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2001
Consolidated revenues                            $404,323    $  187,933       $ 6,699        $(1,275)  $  597,680
                                                 ================================================================
Segment operating cash flow                      $108,412    $   48,124       $(1,794)                 $  154,742
Allocated amounts:
  Equity in net income (loss) of
   unconsolidated affiliates                        3,389                      (2,164)                      1,225
  Write-off of investments                                                     (4,149)                     (4,149)
  Depreciation and amortization                   (21,330)      (15,952)         (543)                    (37,825)
                                                 ----------------------------------------------------------------
   Segment profit (loss)                         $ 90,471    $   32,172       $(8,650)                    113,993
                                                 ====================================
Unallocated amounts:
  Interest expense                                                                                        (40,372)
  Investment income - SP Newsprint                                                                         19,226
  Acquisition intangibles amortization                                                                    (45,354)
  Corporate expenses                                                                                      (24,980)
  Other                                                                                                    (5,220)
                                                                                                       ----------
   Consolidated income from continuing operations before income taxes                                    $ 17,293
                                                                                                       ==========
-----------------------------------------------------------------------------------------------------------------

                                                                            Interactive
(In thousands)                                  Publishing     Broadcast       Media      Eliminations   Total
---------------------------------------------------------------------------------------------------------------
Nine Months Ended September 24, 2000
Consolidated revenues                            $399,497      $180,444       $ 5,840          $(159)  $585,622
                                                 ==============================================================
Segment operating cash flow                      $125,065      $ 54,527       $    62                  $179,654
Allocated amounts:
  Equity in net loss of
   unconsolidated affiliates                         (421)                     (1,152)                   (1,573)
  Depreciation and amortization                   (19,463)      (13,888)         (252)                  (33,603)
                                                 --------------------------------------------------------------
   Segment profit (loss)                         $105,181      $ 40,639       $(1,342)                  144,478
                                                 ====================================
Unallocated amounts:
  Interest expense                                                                                      (26,186)
  Investment income - SP Newsprint                                                                        2,396
  Acquisition intangibles amortization                                                                  (36,138)
  Corporate expenses                                                                                    (25,357)
  Other                                                                                                  10,196
                                                                                                       --------
   Consolidated income from continuing operations before income taxes                                   $69,389
                                                                                                       ========
---------------------------------------------------------------------------------------------------------------

     6. The following table sets forth the computation of basic and diluted earnings per share from continuing operations:


                                              Quarter Ended September 30, 2001            Quarter Ended September 24, 2000
                                          ---------------------------------------  ---------------------------------------------
                                            Income        Shares      Per Share       Income          Shares         Per Share
(In thousands, except per share amounts)  (Numerator)   (Denominator)    Amount      (Numerator)    (Denominator)      Amount
                                          ---------------------------------------  ---------------------------------------------
Basic EPS
Income (loss) from continuing operations
  available to common stockholders        $  (1,016)        22,733     $   (0.04)  $    8,458            23,106       $    0.37
                                                                       =========                                      =========

Effect of dilutive securities
Stock options                                                  ---                                          184
Restricted stock and other                      ---            ---                         (5)              101
                                          ------------------------                 ----------------------------

Diluted EPS
Income (loss) from continuing operations
  available to common stockholders
  plus assumed conversions                $  (1,016)        22,733     $   (0.04)  $    8,453            23,391       $     0.36
                                          ======================================   =============================================




                                            Nine Months Ended September 30, 2001        Nine Months Ended September 24, 2000
                                          ---------------------------------------  ---------------------------------------------
                                            Income        Shares      Per Share       Income          Shares         Per Share
(In thousands, except per share amounts)  (Numerator)   (Denominator)    Amount      (Numerator)    (Denominator)      Amount
                                          ---------------------------------------  ---------------------------------------------

Basic EPS
Income from continuing operations
  available to common stockholders        $  10,030         22,705     $    0.44   $   42,778            24,315       $     1.76
                                                                       =========                                      ==========

Effect of dilutive securities
Stock options                                                  129                                          195
Restricted stock and other                      (53)           113                        (19)               98
                                          ------------------------                 ----------------------------

Diluted EPS
Income from continuing operations
  available to common stockholders
  plus assumed conversions                $   9,977         22,947     $    0.44   $   42,759            24,608       $     1.74
                                          ======================================   ==============================================


     7. The Company's comprehensive income consisted of the following:



                                                    Quarter Ended         Nine Months Ended
                                                ----------------------  ----------------------
    (In thousands)                              Sept. 30,   Sept. 24,   Sept. 30,   Sept. 24,
                                                  2001        2000        2001        2000
                                                ---------    --------   ---------   ---------
     Net income                                 $  (736)     $ 8,458    $ 10,310     $32,458
     Cumulative effect of adoption of SFAS
       No. 133 (net of deferred taxes)              ---          ---       3,570         ---
     Unrealized loss on derivative contracts
       (net of deferred taxes)                   (4,715)         ---     (22,336)        ---
     Unrealized loss on equity securities
       (net of deferred taxes)                   (3,781)      (1,901)       (199)     (4,444)
                                                -------      -------    --------     -------
     Comprehensive income (loss)                $(9,232)     $ 6,557    $ (8,655)    $28,014
                                                =======      =======    ========     =======


     8. The Financial Accounting Standards Board has issued Statement No. 142, Goodwill and Other Intangible Assets. This Statement establishes a new accounting standard for goodwill and certain other intangible assets acquired in a business combination as well as a new method of testing those assets for impairment. It will continue to require recognition of these items as assets but amortization as currently required by APB Opinion No. 17, Intangible Assets will cease. It will also require that these assets be separately tested for impairment annually at the reporting unit level using a fair-value-based approach. Initial adoption of the provisions of this statement is required for fiscal years beginning after December 15, 2001; the Company will adopt SFAS No. 142 as of the beginning of its fiscal year 2002. The provisions of this statement will apply not only to balances arising from acquisitions completed after the issuance date of the final Statement, but also to the unamortized balances at the date of adoption. While the Company is still reviewing the new standard, it anticipates that application of the standard's provisions will reduce its intangibles amortization expense by more than 70% in 2002 compared to that of the prior year. The Company continues to review the impairment provisions of this statement; no determination as to the necessity for any impairment write-down has been made.

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

        In August 2001, the Company filed a universal shelf registration for combined public debt or equity securities totaling up to $1.2 billion; the Company issued $200 million of senior notes due September 1, 2006. The senior notes, sold at a slight discount, pay a coupon of 6.95% semi-annually in March and September. Covenants under these notes include limitations on liens, sale-leaseback transactions, and subsidiary guarantees and indebtedness.

        Under the shelf registration, the Company's subsidiaries might be required to guarantee debt securities issued from the shelf under certain circumstances. These guarantees would be full and unconditional and on a joint and several basis. The following financial information presents condensed consolidating balance sheets, statements of operations, and statements of cash flows for the parent company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary, together with certain eliminations. The Non-Guarantor Subsidiary consists of Garden State Paper Company, sold in the third quarter of 2000.


                                             Condensed Consolidating Balance Sheets
                                                  As of September 30, 2001
                                                       (in thousands)


                                                 Media General    Guarantor                   Media General
                                                   Corporate    Subsidiaries   Eliminations    Consolidated
                                                 -----------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                      $    3,468     $    4,555    $       ---      $    8,023
  Accounts receivable, net                              ---        101,527            ---         101,527
  Inventories                                             3          5,890            ---           5,893
  Other                                              35,502         64,015        (58,150)         41,367
                                                 ----------------------------------------      ----------
    Total current assets                             38,973        175,987        (58,150)        156,810
                                                 ----------------------------------------      ----------

Investments in unconsolidated affiliates             10,696        102,616            ---         113,312
Investments in and advances to subsidiaries       1,995,929        579,944     (2,575,873)            ---
Other assets                                         36,480         31,901            ---          68,381
Property, plant and equipment, net                   18,907        364,264            ---         383,171
Excess of cost over fair value of net identi-
  fiable assets of acquired businesses, net             ---        940,454            ---         940,454
FCC licenses and other intangibles, net                 ---        873,865            ---         873,865
                                                 ----------------------------------------      ----------
    Total assets                                 $2,100,985     $3,069,031    $(2,634,023)     $2,535,993
                                                 ========================================      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $   9,871     $   10,378    $       ---      $   20,249
  Accrued expenses and other liabilities             63,502         83,868        (58,156)         89,214
                                                 ----------------------------------------      ----------
   Total current liabilities                         73,373         94,246        (58,156)        109,463
                                                 ----------------------------------------      ----------

Long-term debt                                      790,920            806            ---         791,726
Deferred income taxes                               (46,927)       388,139            ---         341,212
Other liabilities and deferred credits              126,237         13,652            ---         139,889

Stockholders' equity:
  Common stock                                      114,841          4,872         (4,872)        114,841
  Additional paid-in capital                          9,726      2,024,624     (2,024,624)          9,726
  Accumulated other comprehensive
   income (loss)                                    (18,767)        (3,679)           ---         (22,446)
  Unearned compensation                              (7,097)           ---            ---          (7,097)
  Retained earnings                               1,058,679        546,371       (546,371)      1,058,679
                                                 ----------------------------------------      ----------
    Total stockholders' equity                    1,157,382      2,572,188     (2,575,867)      1,153,703
                                                 ----------------------------------------      ----------

    Total liabilities and stockholders'
      equity                                     $2,100,985     $3,069,031    $(2,634,023)     $2,535,993
                                                 ========================================      ==========



                                             Condensed Consolidating Balance Sheets
                                                  As of December 31, 2000
                                                       (in thousands)


                                                 Media General    Guarantor                   Media General
                                                   Corporate     Subsidiaries  Eliminations    Consolidated
                                                 ------------------------------------------   -------------
ASSETS
Current Assets:
  Cash and cash equivalents                      $    4,091     $    6,313    $       ---     $   10,404
  Accounts receivable, net                              ---        117,254            ---        117,254
  Inventories                                             6          7,162            ---          7,168
  Other                                              45,753         58,246        (65,945)        38,054
                                                 ----------------------------------------     ----------
    Total current assets                             49,850        188,975        (65,945)       172,880
                                                 ----------------------------------------     ----------

Investments in unconsolidated affiliates              9,113         81,626            ---         90,739
Investments in and advances to subsidiaries       2,021,691        519,783     (2,541,474)           ---
Other assets                                         39,412         20,153            ---         59,565
Property, plant and equipment, net                   12,845        367,105            ---        379,950
Excess of cost over fair value of net identi-
  fiable assets of acquired businesses, net             ---        958,443            ---        958,443
FCC licenses and other intangibles, net                 ---        899,705            ---        899,705
                                                 ----------------------------------------     ----------
    Total assets                                 $2,132,911     $3,035,790    $(2,607,419)    $2,561,282
                                                 ========================================     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $   12,479     $   14,724    $       ---     $   27,203
  Accrued expenses and other liabilities             66,129         87,161        (65,952)        87,338
                                                 ----------------------------------------     ----------
   Total current liabilities                         78,608        101,885        (65,952)       114,541
                                                 ----------------------------------------     ----------

Long-term debt                                      821,000          1,077            ---        822,077
Deferred income taxes                               (27,910)       379,401            ---        351,491
Other liabilities and deferred credits               89,291         11,960            ---        101,251

Stockholders' equity:
  Common stock                                      113,573          4,872         (4,872)       113,573
  Additional paid-in capital                            ---      2,024,743     (2,024,743)           ---
  Accumulated other comprehensive
   income (loss)                                     (3,481)           ---            ---         (3,481)
  Unearned compensation                              (2,145)           ---            ---         (2,145)
  Retained earnings                               1,063,975        511,852       (511,852)     1,063,975
                                                 ----------------------------------------     ----------
    Total stockholders' equity                    1,171,922      2,541,467     (2,541,467)     1,171,922
                                                 ----------------------------------------     ----------

    Total liabilities and stockholders'
      equity                                     $2,132,911     $3,035,790    $(2,607,419)    $2,561,282
                                                 ========================================     ==========



                                       Condensed Consolidating Statements of Operations
                                            Nine months ended September 30, 2001
                                                      (in thousands)


                                     Media
                                    General      Guarantor                    Media General
                                   Corporate   Subsidiaries   Eliminations     Consolidated
                                   ----------------------------------------  --------------
Revenues                            $114,784       $687,389      $(204,493)       $597,680
Operating Costs:
  Production                             ---        268,271            ---         268,271
  Selling, general and
   administrative                    113,969        289,089       (204,493)        198,565
  Depreciation and amorti-
   zation                              3,191         83,178            ---          86,369
                                    --------------------------------------        --------
    Total operating costs            117,160        640,538       (204,493)        553,205
                                    --------------------------------------        --------

Operating income (loss)               (2,376)        46,851            ---          44,475

Other income (expense):
  Interest expense                   (40,303)           (69)           ---         (40,372)
  Investment income -
   unconsolidated affiliates           3,389         17,062            ---          20,451
  Investment income -
   consolidated affiliates            34,519            ---        (34,519)            ---
  Other, net                          (1,918)        (5,343)           ---          (7,261)
                                    --------------------------------------        --------
    Total other income
      (expense)                       (4,313)        11,650        (34,519)        (27,182)
                                    --------------------------------------        --------

Income (loss) from continuing
  operations before income taxes      (6,689)        58,501        (34,519)         17,293

Income tax expense (benefit)         (16,719)        23,982            ---           7,263
                                    --------------------------------------        --------

Income (loss) from
  continuing operations               10,030         34,519        (34,519)         10,030
Gain from discontinued
  operations (net of tax)                280            ---            ---             280
                                    --------------------------------------        --------
Net income (loss)                     10,310         34,519        (34,519)         10,310

  Other comprehensive income
   (loss) (net of tax)               (18,766)          (199)           ---         (18,965)
                                    --------------------------------------        --------
Comprehensive income (loss)         $ (8,456)      $ 34,320      $ (34,519)       $ (8,655)
                                    ======================================        ========



                                             Condensed Consolidating Statements of Operations
                                                  Nine months ended September 24, 2000
                                                            (in thousands)


                                     Media                       Non-
                                    General      Guarantor     Guarantor                   Media General
                                   Corporate   Subsidiaries   Subsidiary   Eliminations     Consolidated
                                   -----------------------------------------------------  --------------
Revenues                            $108,655       $670,528      $   ---      $(193,561)       $585,622
Operating Costs:
  Production                             ---        246,693          ---            ---         246,693
  Selling, general and
   administrative                    111,825        268,364          ---       (193,561)        186,628
  Depreciation and amorti-
   zation                              2,936         69,743          ---            ---          72,679
                                    ---------------------------------------------------        --------
    Total operating costs            114,761        584,800          ---       (193,561)        506,000
                                    ---------------------------------------------------        --------

Operating income (loss)               (6,106)        85,728          ---            ---          79,622

Other income (expense):
  Interest expense                   (26,090)           (96)         ---            ---         (26,186)
  Investment income - uncon-
   solidated affiliates               (1,573)         2,396          ---            ---             823
  Investment income - consoli-
   dated affiliates                   51,847            ---          ---        (51,847)            ---

Other, net                            12,100          3,030          ---            ---          15,130
                                    ---------------------------------------------------        --------
    Total other income
      (expense)                       36,284          5,330          ---        (51,847)        (10,233)
                                    ---------------------------------------------------        --------

Income (loss) from continuing
  operations before income taxes      30,178         91,058          ---        (51,847)         69,389

Income tax expense (benefit)          (8,250)        34,861          ---            ---          26,611
                                    ---------------------------------------------------        --------

Income (loss) from
  continuing operations               38,428         56,197          ---        (51,847)         42,778

Discontinued operations:
  Loss from discontinued
   operations (net of tax)               ---            ---       (4,350)           ---          (4,350)
  Loss on disposition of dis-
   continued operations
   (net of tax)                       (5,970)           ---          ---            ---          (5,970)
                                    ---------------------------------------------------        --------

Net income  (loss)                    32,458         56,197       (4,350)       (51,847)         32,458
  Other comprehensive income
   (loss) (net of tax)                (4,444)           ---          ---            ---          (4,444)
                                    ---------------------------------------------------        --------
Comprehensive income (loss)         $ 28,014       $ 56,197      $(4,350)     $ (51,847)       $ 28,014
                                    ===================================================        ========




                                        Condensed Consolidating Statements of Cash Flows
                                             Nine months ended September 30, 2001
                                                         (in thousands)


                                          Media General     Guarantor     Media General
                                            Corporate     Subsidiaries     Consolidated
                                          -----------------------------  --------------
Cash flows from operating activities:
Net cash provided by operating
  activities                                $    55,443       $ 35,406     $    90,849

Cash flows from investing activities:
  Capital expenditures                           (7,430)       (32,226)        (39,656)
  Purchase of business                           (1,752)           ---          (1,752)
  Other, net                                      4,060         (4,677)           (617)
                                            --------------------------     -----------
Net cash used by investing activities            (5,122)       (36,903)        (42,025)

Cash flows from financial activities
  Increase in debt                            1,182,882            ---       1,182,882
  Repayment of debt                          (1,213,000)          (261)     (1,213,261)
  Debt issuance costs                           (12,048)           ---         (12,048)
  Stock repurchase                               (2,120)           ---          (2,120)
  Cash dividends paid                           (11,702)           ---         (11,702)
  Other, net                                      5,044            ---           5,044
                                            --------------------------     -----------
Net cash used by financing activities           (50,944)          (261)        (51,205)
                                            --------------------------     -----------

Net decrease in cash                               (623)        (1,758)         (2,381)
  Cash equivalents at beginning of year           4,091          6,313          10,404
                                            --------------------------     -----------
  Cash and cash equivalents at end
   of period                                $     3,468       $  4,555     $     8,023
                                            ==========================     ===========


                                    Condensed Consolidating Statements of Cash Flows
                                           Nine months ended September 24, 2000
                                                      (in thousands)


                                     Media                       Non-
                                    General      Guarantor     Guarantor    Media General
                                   Corporate   Subsidiaries   Subsidiary     Consolidated
                                   --------------------------------------  --------------
Cash flows from operating
  activities:
Net cash (used) provided
  by operating activities           $(449,365)      $ 25,157     $ 26,004       $(398,204)

Cash flows from investing
  activities:
  Capital expenditures                 (3,206)       (24,875)      (6,015)        (34,096)
  Proceeds from maturity of
   short-term investments             390,748            ---          ---         390,748
  Purchases of businesses            (858,201)           ---          ---        (858,201)
  Proceeds from disposition of
   Cable operations                    10,063            ---          ---          10,063
  Proceeds from dispositions
   and sales                           75,825            ---          ---          75,825
  Other, net                          (12,255)           177          ---         (12,078)
                                   ---------------------------------------      ----------
Net cash used by investing
  activities                         (397,026)       (24,698)      (6,015)       (427,739)

Cash flows from financing
  activities:
  Increase in debt                    985,000            ---          ---         985,000
  Repayment of debt                  (199,000)          (247)     (20,000)       (219,247)
  Stock repurchase                   (177,735)           ---          ---        (177,735)
  Cash dividends paid                 (11,655)           ---          ---         (11,655)
  Other, net                            3,920            ---          ---           3,920
                                   ---------------------------------------      ----------
Net cash provided (used) by
  financing activities                600,530           (247)     (20,000)        580,283
                                   ---------------------------------------      ----------

Net (decrease) increase in cash
  and cash equivalents               (245,861)           212          (11)       (245,660)
   Cash and cash equivalents at
    beginning of year                 250,165          5,122           11         255,298
                                   ---------------------------------------      ----------
   Cash and cash equivalents at
    end of period                   $   4,304       $  5,334     $    ---       $   9,638
                                   =======================================      ==========

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

     Over the past several years, Media General has evolved into a leading provider of high-quality news, information and entertainment services in the Southeast through a series of strategically targeted acquisitions and dispositions. The Company is well positioned to capitalize on the expected economic growth in the Southeast while leveraging the mounting power of multimedia convergence. The most recent southeastern additions include the March 2000 purchase of Spartan Communications, Inc. (Spartan), which doubled the number of the Company's television stations from 13 to 26, and the purchase of five daily and two weekly newspapers in South Carolina and Alabama in August 2000 from Thomson Newspapers (Thomson).

     In January 2001 the Company launched its Interactive Media Division which operates in conjunction with the Publishing and Broadcast Divisions to provide online news, information and entertainment services to its customers without geographic restrictions. This Division delivers information and entertainment through the Company's existing Web sites, as well as provides expanded choices for its advertisers, readers, viewers and users while maintaining its focus on revenue generation. The Internet provides access to a dynamic marketplace in which the Company is operating to advantage by combining the strengths of all three of its divisions to provide a source for significant revenue growth.

RESULTS OF OPERATIONS
---------------------

     The quarter's and year-to-date's results reflect the immediate financial impact which the terrorist attacks on September 11th have had on the Company. All of the Publishing Division's daily newspapers either published "Extra" editions or significantly expanded their afternoon coverage and circulation on that day. Additionally, the Company's television stations immediately suspended all advertising and preempted regular programming to provide continuous coverage of the unfolding events for essentially a four-day period. While not conducive to precise quantification, the estimated adverse impact of September 11th on pretax income approximated $3 to $4 million.

     In the third quarter, the Company recorded an after-tax gain of $280 thousand (net of $160 thousand of income taxes) related to the prior-year Garden State Paper sale; this adjustment was made as no indemnity claims were filed by the purchaser within the stipulated one-year period. Third quarter income from continuing operations decreased $9.5 million, from $8.5 million ($0.36 per share assuming dilution) in the equivalent prior-year quarter to a $1 million loss ($0.04 per share assuming dilution) in the current quarter. This decline was driven by an industry-wide advertising drought which translated into an approximate 10% and 33% drop in Publishing and Broadcast profits from last year's third quarter. Partially offsetting the impact of these items, the Company's income from its share of SP Newsprint (SPNC) grew $1.4 million over the comparable prior-year period due to higher newsprint prices combined with lower production costs, despite decreased sales volume.

     During the first nine months of 2001, income from continuing operations decreased $32.8 million from $42.8 million ($1.74 per share assuming dilution) in the first nine months of 2000 to $10 million ($0.44 per share assuming dilution). Current-year net income contained a one-time pretax gain of $6.1 million, included within the Company's share of the Denver Post's income, resulting from the Denver Rocky Mountain News' payment to The Denver Post (Denver) to establish a joint-operating agreement (JOA). Segment operating profit, excluding this gain, fell $36.6 million; the decline was driven by a depressed advertising environment which was further exacerbated by the attacks on September 11th, resulting in a year-over-year fall of 19.8% and 20.8% in Publishing and Broadcast profits. These comparative segment profits include seven months of current-year Thomson results and three months of Spartan results which were not present in the prior year. Decreased Interactive Media results were primarily attributable to $5.4 million of write-offs of investments and equity losses in dot-com companies combined with planned start-up costs. However, a $16.8 million rise in the Company's share of SPNC results, due to increased sales volume and higher newsprint prices combined with lower production costs, partially offset reduced segment operating income. Other factors which unfavorably impacted the Company's bottom line were: a $14.2 million and a $9.2 million increase in interest expense and intangibles amortization expense (both predominantly the result of the Thomson and Spartan acquisitions), combined with an $8.2 million reduction in interest income due to the absence this year of short-term investments.


PUBLISHING
----------

     Operating income for the Publishing Division decreased $3.1 million and $14.7 million in the third quarter and first nine months of 2001 from the comparable 2000 periods. Excluding the one-time gain related to the formation of the Denver JOA and the contribution from the Thomson properties, operating income fell $4.3 million and $27.9 million as shown below:


                          Change in Publishing Division
                             Year-over-Year Results


     (In millions)
                                                   Third Quarter   Year-to-date
                                                     Favorable       Favorable
                                                   (Unfavorable)   (Unfavorable)
                                                       Change         Change
                                                   --------------  -------------
     Excluding Thomson:
       Revenue decrease                              $      (7.2)   $     (19.9)
       Operating expense (increase) decrease                 3.0           (5.7)
       Denver operating income decrease                     (0.1)          (2.3)
                                                     ------------   ------------
                                                            (4.3)         (27.9)
     Adjusted for:
       Denver JOA gain (pre-tax)                             ---            6.1
       Thomson operating income increase                     1.2            7.1
                                                     ------------   ------------
          Decrease in Publishing operating income    $      (3.1)   $     (14.7)
                                                     ============   ============

     As illustrated by the following chart and excluding the addition of Thomson, Classified and Retail advertising revenues were down in both the third quarter and first nine months of this year, while Preprint and General revenues were essentially flat. The continued downturn in the economy, which was further intensified by the events of September 11th, produced a reduction in advertiser spending in virtually all categories of Retail advertising; Classified advertising fell primarily from weakness in the employment and automotive categories.

                               Publishing Segment
                       Advertising Revenues by Categories

                                     [GRAPH]

Publishing

                                             3rd Quarter ($millions)
                                             -----------------------
                                   Classified    Retail    Preprints    General
                                   ----------    ------    ---------    -------
2001 Media General Newspapers            40.4      31.0         14.4        6.7
2001 Former Thomson Newspapers            2.4       3.5          1.2        ---
2000 Media General Newspapers            43.1      33.8         15.0        7.3
2000 Former Thomson Newspapers            1.6       2.0          0.7        ---

                                           Nine Months YTD ($millions)
                                           ---------------------------
                                   Classified    Retail    Preprints    General
                                   ----------    ------    ---------    -------
2001 Media General Newspapers           125.9      94.8         45.2       22.2
2001 Former Thomson Newspapers            7.3      10.7          3.9        0.1
2000 Media General Newspapers           138.5     100.6         46.2       22.2
2000 Former Thomson Newspapers            1.6       2.0          0.7        ---

     Excluding Thomson, Publishing Segment operating expense decreased $3 million in the third quarter from the equivalent prior-year quarter. Cost-containment initiatives put in place during the latter part of this year's first quarter, including hiring freezes on all but the most essential positions, produced a meaningful slowdown in rising operating expenses as evidenced by this quarter-over-quarter decrease. Numerous factors combined to produce the savings including lower: newsprint costs, employee compensation expense, temporary labor expense, travel and entertainment costs, and marketing and promotion costs. An 8.7% reduction in newsprint consumption partially offset by an increase in cost of $35 per short ton, produced the favorable newsprint expense variance. Decreased expenditures in other areas were primarily the result of a concerted division-wide effort to contain and efficiently manage costs.

     Excluding Thomson, Publishing Segment operating expenses increased $5.7 million in the first nine months of this year over the equivalent prior-year period. The most significant factors affecting this year-to-date increase included a $2.5 million rise in newsprint expense, a $2.2 million increase in employee compensation and benefits expense and a $1 million jump in bad debt expense. Despite an 8.3% reduction in newsprint consumption in the first nine months of 2001, an average newsprint cost increase of $69 per short ton fully accounted for the Division's overall rise in newsprint expense. Higher health insurance costs and the Company's increased 401(k) plan match contributed to the rise in employee compensation and benefit expense. Increased bad debt expense resulted primarily from the deterioration in the economy.

     Excluding the one-time gain from the formation of the JOA, investment income earned from the Company's share of Denver decreased $.1 million and $2.3 million in the third quarter and first nine months of this year. While the establishment of the JOA has reduced circulation expense and facilitated increased advertising rates, the decline in Denver's performance in the year to date was primarily attributable to JOA start-up costs. In the third quarter, an 18% decline in revenues (due principally to lower classified and retail advertising) was partially offset by a 26% decline in newsprint and ink costs combined with a 30% drop in circulation expense. In the first nine months of 2001, a 13% reduction in revenues (again due to depressed classified and retail advertising) coupled with a 29% increase in production expense, was partially offset by a 28% decrease in circulation expense and a 15% decline in newsprint and ink costs.

     BROADCAST
     ---------

     Broadcast operating income declined $4.6 million and $8.5 million in the third quarter and first nine months of this year compared to the equivalent periods of 2000. Because Spartan was not purchased until the second quarter of 2000, the full-year comparison of Broadcast includes only six months of Spartan's results in 2000 as opposed to nine months of results for the current year. In the third quarter of 2001, revenues declined $5.5 million while operating expenses dropped $.9 million. Excluding Spartan, revenues fell $7.3 million in the first nine months of 2001 while operating expenses decreased $2.9 million.

     The following chart, which does not show Spartan separately in the quarter due to its presence in the third quarter of both years, illustrates the impact that a lethargic advertising environment has had on revenues. Additionally, the terrorist attacks on September 11th led to further deterioration within the broadcast advertising industry as around-the-clock national network news resulted in commercial-free coverage for essentially a four-day period. While all advertising time sales were down in the quarter, decreased National advertising (due to weakness in the telecommunications, fast food, and automotive categories) dealt the most severe blow to the Division; Local advertising suffered (due primarily to deterioration in fast food and furniture advertising) despite aggressive local sales strategies which produced increased revenues at several stations; Political advertising decreased due to the virtual absence of any significant elections. Results in both the third quarter and year to date for 2001 were also impacted by the current-year absence of the Olympics. In the first nine months of 2001, the presence of the former Spartan stations was responsible for producing higher year-over-year divisional Local revenues due to the inclusion of nine months of Spartan in current-year results as compared to only six months in the prior year. Excluding Spartan, National advertising reflected an industry-wide downturn (due principally to softness in the automotive and telecommunications categories); Local advertising also struggled in the soft advertising market (on weakness in the automotive and furniture categories); Political advertising declined due to the lack of any significant campaigns.

                               Broadcast Segment
                      Advertising Time Sales by Categories

                                    [GRAPH]


Broadcast
                                   3rd Quarter ($millions)
                                   -----------------------
                                Local    National    Political
                                -----    --------    ---------
2001 All Stations                35.0        20.3          0.4
2000 All Stations                37.0        24.5          3.6



                                  Nine Months YTD ($millions)
                                  ---------------------------
                                Local    National    Political
                                -----    --------    ---------
2001 Media General Stations      72.4        40.3          0.8
2001 Former Spartan Stations     39.3        25.7          0.2
2000 Media General Stations      73.6        47.5          4.0
2000 Former Spartan Stations     28.6        21.9          1.5

     *2000 includes six months of Spartan revenues, while 2001 includes nine months of Spartan revenues.

     In the third quarter, operating expenses decreased $.9 million due primarily to an 8.5% decline in programming costs and a 9.4% reduction in other production expenses, partially offset by a 3% rise in employee compensation and benefits expense. The third quarter savings were driven by the cost-containment initiatives (implemented in the latter part of the first quarter) which included hiring freezes, efficient management of promotion and marketing costs, and decreased travel and research spending. Excluding Spartan, operating expenses declined $2.9 million in the first nine months of this year as compared to the equivalent period of 2000. A 7% reduction in programming costs combined with a 7.2% decrease in other production expense, more than offset a 3.3% rise in employee compensation and benefit costs arising from normal salary adjustments, increased health care costs and an increased Company 401(k) plan match

INTERACTIVE MEDIA
-----------------

     The first quarter of 2001 marked the formation of the Company's Interactive Media Division (IMD). The IMD is comprised of all of the Company's interactive operations as well as Media General Financial Services and the Company's minority investments in external online enterprises. Operating results for 2000 have been restated to reflect the change in the Company's reportable segments.

     Interactive Media operating results fell $2.4 million from a loss of $.4 million in the third quarter of last year to a $2.8 million loss in the equivalent period this year; operating results fell $7.3 million from a loss of $1.3 million in the first nine months of 2000 to an $8.6 million loss in the first nine months of this year. The Division has incurred $5.4 million of losses in the year to date (of which $1.8 million was recorded in the third quarter) associated with the write-off of investments and equity losses in failed dot-com companies. Revenue increases of $.2 million and $.9 million in the third quarter and first nine months of the year, respectively, were not sufficient to offset operating expense increases of $.7 million and $3 million. Increased revenues were driven by Classified and Banner advertising in both the third quarter and first nine months of the year (particularly from the Division's Tampa online presence, TBO.com) as well as from outside vendor revenues from Media General Financial Services in the first nine months of 2001. Higher expenses (primarily employee compensation and benefit costs) were attributable to expected start-up costs associated with the development and roll-out of the IMD.

NEWSPRINT MARKET PRICES
-----------------------

     Concurrent with the third-quarter 2000 sale of GSP, the Company entered into a seven-year financial newsprint swap agreement. Under this agreement, the Company receives a floating price per metric ton ($550 per metric ton at September 30, 2001) and pays a fixed price of $596 per metric ton. Currently, a $50 increase or decrease in average newsprint price over the remaining term of the contract on the overhedged portion would result in income or expense, respectively, to the Company of approximately $5 million; it would have a significant effect on the fair value of the hedged portion of the swap contract recorded on the Balance Sheet as well.

     Since the beginning of the year, the fair value of the newsprint swap on the Company's balance sheet has decreased from an asset of $12 million at December 31, 2000, to a liability of $18 million at the close of the third quarter based on forecasted newsprint prices. The Company received cash payments during the first half of the year of approximately $1.2 million; however, erosion of newsprint prices led to the Company's making cash payments of $1 million for the third quarter under the swap. See Notes 4 and 7 in the accompanying financial statements for more information on this newsprint swap, the effect on other comprehensive income, and the adoption of Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities.


INTEREST INCOME AND EXPENSE
---------------------------

     Interest expense decreased $.2 million in the third quarter and increased $14.2 million in the year to date from the equivalent year-ago periods. The third quarter decrease resulted from an approximate one-half percent decline in the effective interest rate from the prior-year equivalent quarter, partially offset by a $33 million increase in average debt outstanding. The year-to-date increase was due to a $338 million increase in average debt outstanding, which was partially mitigated by an approximate 1% decline in the effective interest rate in the first nine months of the year. The Company earned interest income of $8.2 million in the first quarter of 2000 from its investments in predominantly prime-rated commercial paper.

     The Company uses interest rate swaps (where it pays a fixed rate and receives a floating rate) as part of an overall risk management strategy with the objective of managing interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR, not to trade such instruments for profit or loss. During the first quarter of 2001, the Company entered into interest rate swap agreements with notional amounts totaling $150 million. At the end of the current quarter, the Company had interest rate swaps with notional amounts totaling $375 million with maturities ranging from less than one year to two years. Together, these swaps effectively converted an equivalent amount of the Company's variable rate debt to fixed rate debt at interest rates approximating 6.8% throughout the first half on the year. As of June 29, 2001, (when the Company entered into its new revolving credit facility discussed below) and throughout the third quarter, this interest rate approximated 7.5% due to a higher applicable margin under the new facility.

INCOME TAXES
------------

     Income taxes from continuing operation decreased $3.1 million and $19.3 million in the current quarter and nine-month period of this year on a pretax earnings decrease of $12.6 million and $52.1 million. Despite having a pretax loss from continuing operations of $816,000, the Company had income tax expense of $200,000 in the third quarter of 2001. This atypical relationship was the result of an increase of the Company's annual effective tax rate from 39% to 42% in the third quarter. This change was driven by the proportionately higher unfavorable permanent tax differences due to lower pretax income expected for the full year.


LIQUIDITY
---------

     Despite a sharp decrease in net income in the first nine months of 2001, funds generated by operations (including substantial net collections of accounts receivable) along with certain other inflows provided $39.7 million for capital expenditures, $12 million for payment of debt issuance costs, $11.7 million for payment of dividends to stockholders and $4.8 million for investments in cost and equity affiliates, as well as $30.4 million for debt reduction.

     On June 29, 2001, the Company replaced its $1.2 billion revolving credit facility (which was established in 1996) with a five-year revolving credit facility committing a syndicate of banks to lend the Company up to $1 billion. Additionally, in August the Company filed a universal shelf registration for the issuance of up to $1.2 billion in any combination of public debt or equity. At the end of August, the Company issued $200 million of senior notes under this registration which was used to repay amounts then outstanding under the revolving credit facility. See Note 9 in the accompanying financial statements for more information on the credit facility and shelf registration. The Company believes that these new facilities afford it the financial flexibility to react to opportunities in the market in the coming years.

     The Company anticipates that internally generated funds provided by operations, together with credit facilities, will be more than adequate to finance projected capital expenditures, dividends to stockholders, and working capital needs in the near term.

OUTLOOK
-------

     Industry-wide consensus indicates that a weak advertising environment will prevail throughout the remainder of this year and into next year. While the terrorist attacks of September 11th have only exacerbated this situation, our industry's response has been honorable and inspiring as the American people have rediscovered the value of traditional media.

     Despite the air of ambiguity regarding present economic conditions and global current affairs, the Company has implemented several initiatives which will further its long-term goals and provide future value for its shareholders. The Publishing Division continues to develop regional clusters that will provide significant operational synergies as well as the benefits of media convergence; the Broadcast Division has consolidated its national sales representative group into one coordinated team whose sole focus will be to further enhance the Division's National sales efforts; and, the Interactive Media Division continues to exploit new revenue sources including a successful up-sell arrangement for classified advertising in Tampa and North Carolina that is being successfully rolled out to other locations.

     Additionally, the Company began trading on the New York Stock Exchange
(NYSE) on September 19, 2001. The move to the NYSE is expected to enhance the Company's long-term shareholder value by increasing its visibility with investors and providing the potential for increased liquidity.

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

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     3 (ii) Bylaws of Media General, Inc. amended and restated as of November 7, 2001.

            The Bylaws as amended require the Board of Directors to set the date of the Annual Meeting of Stockholders within the Company's second fiscal quarter; on November 7, 2001, the Board of Directors changed the date of the Company's Annual Meeting of Stockholders from May 17, 2002, to May 24, 2002.

(b)  Reports on Form 8-K

     On August 21, 2001, the Company filed a Form 8-K to provide audited and unaudited guarantor/non-guarantor financial statements in relation to Media General, Inc.'s senior debt securities under its $1.2 billion registration statement on Form S-3 dated August 15, 2001.

     On August 28, 2001, the Company filed a Form 8-K to report the August 23, 2001, underwriting agreement and a related terms agreement for the sale of $200 million aggregate principal amount of the Company's 6.95% notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MEDIA GENERAL, INC.



DATE:  November 13, 2001            /s/ J. Stewart Bryan III
                                    ----------------------------------
                                    J. Stewart Bryan III, Chairman and
                                    Chief Executive Officer



DATE:  November 13, 2001            /s/ Marshall N. Morton
                                    ---------------------------------
                                    Marshall N. Morton, Vice Chairman
                                    and Chief Financial Officer