Form 10-K
period 2001-12-30
MEDIA GENERAL INC
filed 2002-03-28
CIK 216539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the transition period _____________ to _____________

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

            Class A Common Stock                        New York Stock Exchange
              (Title of class)                           (Name of exchange on
                                                           which registered)

Securities registered pursuant to Section 12(g) of the Act:   None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes       X        No
                                              ------------      ------------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

         The aggregate market value of voting stock held by nonaffiliates of the registrant, based upon the closing price of the Company's Class A Common Stock as reported on the New York Stock Exchange, as of March 3, 2002, was approximately $1,165,000,000.

         The number of shares of Class A Common Stock outstanding on March 3, 2002, was 22,484,019. The number of shares of Class B Common Stock outstanding on March 3, 2002, was 556,574.

         Part I, Part II and Part IV incorporate information by reference from the Annual Report to Stockholders for the year ended December 30, 2001. Part III incorporates information by reference from the proxy statement for the Annual Meeting of Stockholders to be held on May 24, 2002.

                          INDEX TO MEDIA GENERAL, INC.

         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 30, 2001

Item No.                                                                    Page

                                     Part I

1.    Business
            General                                                            1
            Publishing                                                         2
            Broadcast                                                          3
            Interactive Media                                                  6
2.    Properties                                                               6
3.    Legal Proceedings                                                        7
4.    Submission of Matters to a Vote of Security Holders                      7
            Executive Officers of Registrant                                   8

                                     Part II

5.    Market for Registrant's Common Equity and Related Stockholder Matters    9
6.    Selected Financial Data                                                  9
7.    Management's Discussion and Analysis of Financial Condition and Results
            of Operation                                                       9
7A.   Quantitative and Qualitative Disclosures About Market Risk               9
8.    Financial Statements and Supplementary Data                              9
9.    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                               9

                                     Part III

10.   Directors and Executive Officers of the Registrant                       9
11.   Executive Compensation                                                   9
12.   Security Ownership of Certain Beneficial Owners and Management          10
13.   Certain Relationships and Related Transactions                          10

                                     Part IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K         10

Schedule II                                                                   20
Index to Exhibits                                                             40
Signatures                                                                    44

                                     PART I

ITEM 1.  BUSINESS

                                     GENERAL

         Media General, Inc., is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, television stations, and interactive media. The Company employs approximately 7,700 people on a full or part-time basis. The Company's businesses are somewhat seasonal; the second and fourth quarters are typically stronger than the first and third quarters.

         Through a series of strategically targeted acquisitions and dispositions from 1995 to 2000, the Company has significantly expanded its reach in the Southeast and intensified its focus on newspapers and television stations in this region. Major acquisitions and dispositions have included:

         Acquisitions                              Dispositions

Worrell Newspapers (1995)                   Media General Cable (1999)
Park Communications (1997)                  Garden State Paper Company (2000)
Spartan Communications (2000)
Selected Thomson Newspapers (2000)

These transactions along with several other smaller ones culminated in the Company's ownership of 25 daily newspapers and nearly 100 other publications, as well as 26 (21 southeastern) television stations. The Company also operates more than 50 online enterprises

         The trend in the publishing and broadcast industries during the 1990s was toward consolidation. Generally, larger companies, like Media General, have acquired smaller family-owned entities based upon their availability; these properties have not reappeared on the market unless the larger companies make strategic decisions to exit a particular market or to exit a segment of their business. This trend has slowed in more recent years, and due to the severely depressed advertising environment in 2001, there were very few transactions consummated in 2001. The Federal Communications Commission (FCC) is in the process of reviewing its regulations on several fronts but the most significant of these from Media General's perspective is the FCC's cross-ownership ban (currently prohibiting the common ownership of a TV station and a newspaper in most markets). The FCC's duopoly regulations (involving the ownership of more than one TV station in the same market) also is presently before the courts. If and when these regulations are repealed or amended, a renewed trend of mergers, swaps and acquisitions affecting the publishing and broadcast industries is expected. The Company expects that this will present opportunities to further its convergence strategy and to grow. The Company believes it is well positioned to capitalize on these opportunities as they arise in the Southeast.

         In December 1999 the Company initiated a program to repurchase up to $250 million of its Class A common stock. The Company repurchased, in 1999 and 2000, 4.1 million shares at a cost of approximately $204 million.

                                INDUSTRY SEGMENTS

         The Company operates in three significant industry segments. For financial information related to these segments see pages 34 through 36 of the 2001 Annual Report to Stockholders, which are incorporated herein by reference. These segments are Publishing, Broadcast, and most recently, Interactive Media. On January 1, 2001, the Company launched the Interactive Media Division, the operations of which had historically been a part of Publishing and Broadcast. Additional information related to each of the Company's significant industry segments is included below.

PUBLISHING BUSINESS

         At December 30, 2001, the Company's wholly owned publishing operations included daily and Sunday newspapers in Virginia, Florida, North Carolina, Alabama and South Carolina. For a listing of the Company's daily and Sunday newspapers by location, see the chart on page 7 of the 2001 Annual Report to Stockholders, which is incorporated herein by reference. Combined paid circulation for these newspapers in 2001 was as follows:

Newspaper Location                   Daily           Sunday      Weekly
-----------------------------------------------------------------------
Virginia                            359,000          410,000           52,000
Florida                             234,000          310,000            1,000
North Carolina                      167,000          177,000            7,000
Alabama                              50,000           52,000            2,000
South Carolina                       33,000           35,000            8,000

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

         The newspaper publishing industry in the United States is comprised of hundreds of public and private companies ranging from large national and regional companies, publishing multiple newspapers across many states, to small privately held companies publishing one newspaper in one locality. The Company is among the top ten publicly held newspaper publishing companies in the United States based on both daily circulation and revenues. Moreover, the Company has achieved the number three position in circulation in its chosen southeastern area of focus, with its publications reaching over one million households across the Southeast every week.

         All of the Company's newspapers compete for circulation and advertising with other newspapers published nationally and in nearby cities and towns and for advertising with magazines, radio, broadcast and cable television, the Internet and other promotional media. All of the newspapers compete for circulation principally on the basis of content, quality of service and price.

         The primary raw material used by the Company in its publishing operations is newsprint, which is purchased at market prices from various Canadian and United States sources, including SP Newsprint Company (SPNC), in which the Company owns a one-third equity interest. SPNC has mills in Dublin, Georgia, and Newberg, Oregon, with a combined annual capacity of 1 million short tons. The publishing operations of the Company consumed approximately 133,000 short tons of newsprint in 2001.

Management of the Company believes that sources of supply under existing arrangements will be adequate in 2002.

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

         The Broadcast Television Division operates twenty-six network-affiliated television stations in the United States. The following table sets forth certain information on each of these stations:

                                                                          Expiration      Expiration
                            National                                        Date of          Date of
Station Location             Market        Station        Audience            FCC            Network
and Affiliation             Rank (a)     Rank (a) *     % Share (a) *     License (b)      Agreement
---------------             --------     ----------     -------------     -----------     ----------
WFLA-TV  NBC                   14           1               12%              2/1/05         12/31/11
Tampa, FL

WSPA-TV  CBS                   36           1               16%             12/1/04          6/30/05
Greenville, SC
Spartanburg, SC
   Satellite:
   WNEG-TV,
      Toccoa, GA

WASV-TV  UPN                   36           5                2%             12/1/04         10/31/07
Asheville, NC

WIAT-TV  CBS                   39           4                9%              4/1/05         12/31/04
Birmingham, AL

WJWB-TV  WB                    53           5                5%              2/1/05          1/12/04
Jacksonville, FL

WKRG-TV  CBS                   63           1               15%              4/1/05           4/2/05
Mobile, AL
Pensacola, FL

                                                                          Expiration      Expiration
                            National                                       Date of           Date of
  Station Location           Market       Station        Audience            FCC             Network
  and Affiliation           Rank (a)     Rank (a) *     % Share (a) *     License (b)      Agreement
  ---------------           --------     ----------     -------------     -----------     ----------
KWCH-TV  CBS                   65           1               17%            6/1/06            6/30/05
Wichita, KS
   Satellites in Kansas:
   KBSD-TV, Dodge City
   KBSH-TV, Hays
   KBSL-TV, Goodland

WTVQ-TV  ABC                   66            3                8%            8/1/05            1/1/06
Lexington, KY

WSLS-TV  NBC                   67            2               13%           10/1/04          12/31/11
Roanoke, VA

WDEF-TV  CBS                   86            3               11%            8/1/05          12/31/04
Chattanooga, TN

WJTV-TV  CBS                   88            2               16%            6/1/05          12/31/04
Jackson, MS

WJHL-TV  CBS                   93            2               15%            8/1/05          12/31/04
Johnson City, TN

WSAV-TV  NBC                   99            2                9%            4/1/05          12/31/11
Savannah, GA

WNCT-TV  CBS                  106            1               17%           12/1/04          12/31/04
Greenville, NC

WCBD-TV  NBC                  108            2               14%           12/1/04          12/31/11
Charleston, SC

WBTW-TV  CBS                  109            1               24%           12/1/04           6/30/05
Florence, SC
Myrtle Beach, SC

WJBF-TV  ABC                  114            1               16%            4/1/05            3/6/05
Augusta, GA

WRBL-TV  CBS                  126            2               15%            4/1/05           3/31/05
Columbus, GA

KIMT-TV  CBS                  151            1               16%            2/1/06           6/30/05
Mason City, IA

                                                                           Expiration     Expiration
                            National                                        Date of          Date of
Station Location             Market       Station        Audience            FCC             Network
and Affiliation             Rank (a)     Rank (a) *     % Share (a) *     License (b)      Agreement
---------------             --------     ----------     -------------     -----------     ----------
WMBB-TV  ABC                  159            2               14%            2/1/05            3/6/05
Panama City, FL


WHLT-TV  CBS                  167            2                8%            6/1/05           8/31/05
Hattiesburg, MS

KALB-TV  NBC                  179            1               28%            6/1/05          12/31/11
Alexandria, LA

(a)      Source: November 2001 Nielsen Rating Books.
(b) Television broadcast licenses are granted for maximum terms of eight years and are subject to renewal upon application to the FCC.
*        Sign-On to Sign-Off.

         The primary source of revenues for the Company's television stations is the sale of time to national and local advertisers. Additional revenue is derived from the network programming carried by major-network affiliates.

         The Company's television stations are in competition for audience and advertising revenues with other television and radio stations and cable television systems as well as magazines, newspapers, the Internet and other promotional media. A number of cable television systems and direct-to-home satellite companies which operate generally on a subscriber payment basis are in business in the Company's broadcasting markets and compete for audience by presenting cable network and other program services. The television stations compete for audience on the basis of program content and quality of reception, and for advertising revenues on the basis of price, share of market and performance.

         The television broadcast industry presently is implementing the transition from analog to digital (DTV) technology in accordance with a mandated conversion timetable established by the FCC. The Company's Tampa, Greenville/Spartanburg, and Florence/Myrtle Beach television stations have begun digital broadcasting; the Company's other television stations must begin DTV service by May 1, 2002, except to the extent that the FCC extends this deadline for particular stations.

         Congress and the FCC have under consideration, and in the future may adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company's broadcast television stations and affect the ability of the Company to acquire additional stations. In addition to the matters noted above, these include, for example, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (such as alcoholic beverages) and ownership rule changes. Other matters that could potentially affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as satellite radio and television broadcast service, wireless cable systems, low-power television stations, radio technologies, the advent of telephone company participation in the provision of video programming services, and Internet delivered video programming services.

INTERACTIVE MEDIA BUSINESS

         In January 2001 the Company launched its Interactive Media Division, which operates in conjunction with its Publishing and Broadcast Divisions to provide online news, information and entertainment to its customers without geographic restrictions. The Division is comprised of more than 50 interactive enterprises, as well as a minority investment in PowerOne Media, Inc. (formerly AdOne, LLP) and several other dot-com companies. The most established component of the Division is Media General Financial Services, Inc., which compiles and makes available both current and historical data on publicly traded companies to a broad spectrum of users, primarily online financial data services, and also offers other specialized financial products.

         Among the online enterprises included in the Interactive Media Division, each of the Company's daily newspapers and television stations is affiliated with a website featuring content from its published products or its television offerings. Online revenues are derived primarily from advertising, which range from static banner ads to interactive advertising to targeted ad campaigns. Additional revenues are generated from classified advertisements placed on the Company's websites. This arrangement has been very successfully converted to an upsell arrangement in several markets and is being rolled-out to others. Under the upsell arrangement, customers pay a small additional fee to have their classified ad placed online, simultaneously.

         The Interactive Media Division is acting as the catalyst in the Company's convergence efforts, which can best be seen at TBO.com, where content from both The Tampa Tribune and WFLA-TV is leveraged to create the most comprehensive online news and information service in the Tampa metropolitan area. While the next several years will reflect the expense of starting and growing the Interactive Media Division, the Company expects that it will become profitable in two to three years.

         The Company's online enterprises compete for advertising, as well as for users' discretionary time, against newspapers, magazines, radio, broadcast and cable television, other websites and other promotional media. These websites compete for users principally on the basis of depth of content, and for advertisers primarily on the strength of technology to deliver advertisements and the quality of that delivery.

ITEM 2.  PROPERTIES

         The headquarters buildings of Media General, Inc., and the Richmond Times-Dispatch are adjacent to one another in downtown Richmond, Virginia. The Company currently leases both of these buildings and has an option to buy them. The Company owns a third adjacent building which houses the Interactive Media Division's and Broadcast Division's management. The Richmond newspaper is printed at a production and distribution facility located on a site (approximately 90 acres) in Hanover County, Virginia, near Richmond; the acreage beyond the foreseeable needs of the Company is being actively marketed. The Company owns eight other daily newspapers in Virginia, all of which are printed in or around their respective cities at production and distribution facilities situated on parcels of land ranging from one-half acre to six acres. The Tampa, Florida, newspaper is located in a single unit production plant and office building located on a six acre tract in that city. The headquarters of the Company's Brooksville and Sebring, Florida, daily newspapers are located on leased property in their respective cities; however, these newspapers are printed at the Tampa production facility. The Winston-Salem newspaper is headquartered in one building in downtown Winston-Salem; its newspaper is printed at a production and distribution facility located on a nearby 12 acre site. The remaining twelve daily newspapers (seven in North Carolina, three in Alabama, and one each in South Carolina and Florida) are printed at production and distribution facilities on sites which range from one-half acre to seven acres, all located in or around their respective cities. The Company owns substantially all of its newspaper production equipment, production buildings and the land where these production facilities reside.

         The Company's broadcast television station, WFLA-TV in Tampa, Florida, occupies its headquarters and studio building, which is leased by the Company with an option to buy. This building adjoins The Tampa Tribune. This structure also serves as a multimedia news center where efforts are combined and information is shared among The Tampa Tribune, WFLA-TV and TBO.com.

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

         The Interactive Media Division operates out of and in conjunction with the Publishing and Broadcast properties.

         The Company considers all of its properties, together with the related machinery and equipment contained therein, to be well maintained, in good operating condition, and adequate for its present and foreseeable future needs.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEMS 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                               Age      Position and Office                                      Year First Took Office*
J. Stewart Bryan III               63       Chairman, Chief Executive Officer                                   1985

Marshall N. Morton                 56       Vice Chairman, Chief Financial Officer                              1989

O. Reid Ashe, Jr.                  53       President, Chief Operating Officer                                  2001

H. Graham Woodlief, Jr.            57       Vice President, President of Publishing Division                    1989

James A. Zimmerman                 55       Vice President, President of Broadcast Division                     2001

Neal F. Fondren                    43       Vice President, President of Interactive Media
                                                 Division                                                       2001

Lou Anne J. Nabhan                 47       Vice President, Corporate Communications                            2001

Stephen Y. Dickinson               56       Controller                                                          1989

George L. Mahoney                  49       General Counsel, Secretary                                          1993

John A. Schauss                    46       Treasurer                                                           2001

--------------------
         * The year indicated is the year in which the officer first assumed an office with the Company.

         Officers of the Company are elected at the Annual Meeting of the Board of Directors to serve, unless sooner removed, until the next Annual Meeting of the Board of Directors and/or until their successors are duly elected and qualified.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Reference is made to page 45 of the 2001 Annual Report to Stockholders, which is incorporated herein by reference, for information required by this item.

ITEM 6.  SELECTED FINANCIAL DATA

         Reference is made to pages 46 and 47 of the 2001 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Reference is made to pages 17 through 23 of the 2001 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Reference is made to pages 21, 22, 33, 34, 42 and 44 of the 2001 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated financial statements of the Company as of December 30, 2001, and December 31, 2000, and for each of the three fiscal years in the period ended December 30, 2001, and the report of independent auditors thereon, as well as the Company's unaudited quarterly financial data for the fiscal years ended December 30, 2001, and December 31, 2000, are incorporated herein by reference from the 2001 Annual Report to Stockholders pages 24 through 45.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 24, 2002, except as to certain information regarding executive officers included in Part I.

ITEM 11.     EXECUTIVE COMPENSATION

         Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 24, 2002.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 24, 2002.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders on May 24, 2002.


                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. and 2.    Financial Statement Schedules
         The financial statements and schedules listed in the accompanying index to financial statements and financial schedules are filed as part of this annual report.

         3.           Exhibits
         The exhibits listed in the accompanying index to exhibits are filed as part of this annual report.

     (b) Reports on Form 8-K
         None

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES - ITEM 14(a)

                                                                                             Annual Report to
                                                                                    Form 10-K   Stockholders
                                                                                    ---------   ------------
                  Media General, Inc.
                     (Registrant)
Report of independent auditors                                                                       24
Consolidated statements of operations for the fiscal years ended
   December 30, 2001, December 31, 2000, and December 26, 1999                                       25
Consolidated balance sheets at December 30, 2001, and December 31, 2000                              26-27
Consolidated statements of stockholders' equity for the fiscal years ended
   December 30, 2001, December 31, 2000, and December 26, 1999                                       28
Consolidated statements of cash flows for the fiscal years ended
   December 30, 2001, December 31, 2000, and December 26, 1999                                       29
Notes 1 through 10 to the consolidated financial statements                                          30-44
Note 11 to the consolidated financial statements                                      11-19
Schedule:
      II - Valuation and qualifying accounts and reserves for the fiscal years ended December 30, 2001, December 31, 2000, and
              December 26, 1999                                                       20

Schedules other than Schedule II, listed above, are omitted since they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

                   SP Newsprint Co.
               (Unconsolidated Investee)
Report of independent auditors                                                        21
Consolidated balance sheets at December 30, 2001, and December 31, 2000               22-23
Consolidated statements of income for the fiscal years ended
   December 30, 2001, December 31, 2000, and December 26, 1999                        24
Consolidated statements of partners' capital for the fiscal years ended
   December 30, 2001, December 31, 2000, and December 26, 1999                        25
Consolidated statements of cash flows for the fiscal years ended
   December 30, 2001, December 31, 2000, and December 26, 1999                        26
Notes to consolidated financial statements                                            27-38
Schedule:
       II  -  Valuation and qualifying accounts and reserves for the fiscal years ended December 30, 2001, December 31, 2000, and
                 December 26, 1999                                                    39

The consolidated financial statements of Media General, Inc. (except for Note 11 which is provided below), listed in the above index which are included in the Annual Report to Stockholders of Media General, Inc., for the fiscal year ended December 30, 2001, are incorporated herein by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Parts I, II and IV, the 2001 Annual Report to Stockholders is not deemed filed as part of this report.

         The following financial statement footnote was not included in the Annual Report:

NOTE 11: GUARANTOR FINANCIAL INFORMATION

         Under the shelf registration filed in August 2001 (See Note 4), the Company's subsidiaries may be required, from time to time, to guarantee debt securities issued from that shelf under certain circumstances. These guarantees would be full and unconditional and on a joint and several basis. For the $200 million in senior notes, which are currently guaranteed by the subsidiaries, the following financial information presents condensed consolidating balance sheets, statements of operations, and statements of cash flows for the parent company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, together with certain eliminations. The Non-Guarantor Subsidiaries consist of Garden State Paper, sold in the third quarter of 2000, and the Company's cable operations, sold in the fourth quarter of 1999, during their respective periods of ownership.

                               Media General, Inc.
                     Condensed Consolidating Balance Sheets
                             As of December 30, 2001
                                 (In thousands)

                                                         Media General         Guarantor                            Media General
                                                           Corporate         Subsidiaries        Eliminations       Consolidated
                                                     ---------------------------------------------------------       -------------
ASSETS
Current Assets:
   Cash and cash equivalents                           $          4,382    $         4,755     $           ---      $        9,137
   Accounts receivable, net                                         ---            112,431                 ---             112,431
   Inventories                                                        1              4,859                 ---               4,860
   Other                                                         38,473             58,902             (60,765)             36,610
                                                       -------------------------------------------------------     ---------------
         Total current assets                                    42,856            180,947             (60,765)            163,038
                                                       -------------------------------------------------------     ---------------

Investments in unconsolidated affiliates                         10,401            104,187                 ---             114,588
Investments in and advances to subsidiaries                   1,985,287            609,248          (2,594,535)                ---
Other assets                                                     36,676             34,632                 ---              71,308
Property, plant and equipment, net                               19,896            366,020                 ---             385,916
Excess of cost over fair value of net identi-
   fiable assets of acquired businesses, net                        ---            933,957                 ---             933,957
FCC licenses and other intangibles, net                             ---            865,252                 ---             865,252
                                                       -------------------------------------------------------     ---------------
         Total assets                                  $      2,095,116    $     3,094,243     $    (2,655,300)     $    2,534,059
                                                       =======================================================     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $          8,997    $        10,912     $           ---     $        19,909
   Accrued expenses and other liabilities                        61,846             79,513             (60,771)             80,588
                                                       -------------------------------------------------------     ---------------
         Total current liabilities                               70,843             90,425             (60,771)            100,497
                                                       -------------------------------------------------------     ---------------

Long-term debt                                                  776,923                739                 ---             777,662
Deferred income taxes                                           (46,561)           397,415                 ---             350,854
Other liabilities and deferred credits                          129,365             12,013                 ---             141,378

Stockholders' equity
   Common stock                                                 114,883              4,872              (4,872)            114,883
   Additional paid-in capital                                    10,006          2,024,639          (2,024,639)             10,006
   Accumulated other comprehensive
     income (loss)                                              (20,135)              (878)                ---             (21,013)
   Unearned compensation                                         (6,780)               ---                 ---              (6,780)
   Retained earnings                                          1,066,572            565,018            (565,018)          1,066,572
                                                       -------------------------------------------------------     ---------------
         Total stockholders' equity                           1,164,546          2,593,651          (2,594,529)          1,163,668
                                                       -------------------------------------------------------     ---------------

         Total liabilities and stockholders'
           equity                                      $      2,095,116    $     3,094,243     $    (2,655,300)    $     2,534,059
                                                       =======================================================     ===============

                               Media General, Inc.
                     Condensed Consolidating Balance Sheets
                             As of December 31, 2000
                                 (In thousands)

                                                         Media General         Guarantor                            Media General
                                                           Corporate         Subsidiaries        Eliminations       Consolidated
                                                     ---------------------------------------------------------       -------------
ASSETS
Current Assets:
   Cash and cash equivalents                           $          4,091    $         6,313     $           ---     $        10,404
   Accounts receivable, net                                         ---            117,254                 ---             117,254
   Inventories                                                        6              7,162                 ---               7,168
   Other                                                         45,753             58,246             (65,945)             38,054
                                                       -------------------------------------------------------     ---------------
         Total current assets                                    49,850            188,975             (65,945)            172,880
                                                       -------------------------------------------------------     ---------------

Investments in unconsolidated affiliates                          9,113             81,626                 ---              90,739
Investments in and advances to subsidiaries                   2,021,691            519,783          (2,541,474)                ---
Other assets                                                     39,412             20,153                 ---              59,565
Property, plant and equipment, net                               12,845            367,105                 ---             379,950
Excess of cost over fair value of net identi-
   fiable assets of acquired businesses, net                        ---            958,443                 ---             958,443
FCC licenses and other intangibles, net                             ---            899,705                 ---             899,705
                                                       -------------------------------------------------------     ---------------
         Total assets                                  $      2,132,911    $     3,035,790     $    (2,607,419)    $     2,561,282
                                                       =======================================================     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $         12,479    $        14,724     $           ---     $        27,203
   Accrued expenses and other liabilities                        66,129             87,161             (65,952)             87,338
                                                       -------------------------------------------------------     ---------------
         Total current liabilities                               78,608            101,885             (65,952)            114,541
                                                       -------------------------------------------------------     ---------------

Long-term debt                                                  821,000              1,077                 ---             822,077
Deferred income taxes                                           (27,910)           379,401                 ---             351,491
Other liabilities and deferred credits                           89,291             11,960                 ---             101,251

Stockholders' equity
   Common stock                                                 113,573              4,872              (4,872)            113,573
   Additional paid-in capital                                       ---          2,024,743          (2,024,743)                ---
   Accumulated other comprehensive
     income (loss)                                               (3,481)               ---                 ---              (3,481)
   Unearned compensation                                         (2,145)               ---                 ---              (2,145)
   Retained earnings                                          1,063,975            511,852            (511,852)          1,063,975
                                                       -------------------------------------------------------     ---------------
         Total stockholders' equity                           1,171,922          2,541,467          (2,541,467)          1,171,922
                                                       -------------------------------------------------------     ---------------

         Total liabilities and stockholders'
           equity                                      $      2,132,911    $     3,035,790     $    (2,607,419)    $     2,561,282
                                                       =======================================================     ===============

                               Media General, Inc.
                Condensed Consolidating Statements of Operations
                       Fiscal Year Ended December 30, 2001
                                 (In thousands)

                                                         Media General         Guarantor                            Media General
                                                           Corporate         Subsidiaries        Eliminations       Consolidated
                                                     ---------------------------------------------------------       -------------
Revenues                                               $        152,314    $       926,578     $      (271,716)    $       807,176

Operating costs:
   Production                                                       ---            354,740                 ---             354,740
   Selling, general and administrative                          153,115            384,591            (271,716)            265,990
   Depreciation and amortization                                  4,230            109,502                 ---             113,732
                                                       -------------------------------------------------------     ---------------
   Total operating costs                                        157,345            848,833            (271,716)            734,462
                                                       -------------------------------------------------------     ---------------

Operating income (loss)                                          (5,031)            77,745                 ---              72,714

Operating income (expense):
   Interest expense                                             (54,159)               (88)                ---             (54,247)
   Investment income - unconsolidated
     affiliates                                                   3,094             16,855                 ---              19,949
   Investment income - consolidated
     affiliates                                                  53,166                ---             (53,166)                ---
   Other, net                                                    (2,167)            (5,303)                ---              (7,470)
                                                       -------------------------------------------------------     ---------------
         Total other income (expense)                               (66)            11,464             (53,166)            (41,768)
                                                       -------------------------------------------------------     ---------------

Income (loss) from continuing
   operations before income taxes                                (5,097)            89,209             (53,166)             30,946
Income tax expense (benefit)                                    (23,021)            36,043                 ---              13,022
                                                       -------------------------------------------------------     ---------------

Income (loss) from continuing operations                         17,924             53,166             (53,166)             17,924
Gain from discontinued operations (net of tax)                      280                ---                 ---                 280
                                                       -------------------------------------------------------     ---------------
Net income (loss)                                                18,204             53,166             (53,166)             18,204

   Other comprehensive income (loss)
     (net of tax)                                               (20,135)             2,603                 ---             (17,532)
                                                       -------------------------------------------------------     ---------------
Comprehensive income (loss)                            $         (1,931)   $        55,769     $       (53,166)    $           672
                                                       =======================================================     ===============

                               Media General, Inc.
                Condensed Consolidating Statements of Operations
                       Fiscal Year Ended December 31, 2000
                                 (In thousands)

                                                   Media                             Non-                              Media
                                                  General         Guarantor        Guarantor                          General
                                                 Corporate      Subsidiaries     Subsidiaries      Eliminations      Consolidated
                                                 ---------------------------------------------------------------     ------------
Revenues                                     $       154,060   $       944,866   $          ---   $    (268,325)     $    830,601

Operating costs:
   Production                                            ---           343,949              ---             ---           343,949
   Selling, general and administrative               151,240           378,357              ---        (268,325)          261,272
   Depreciation and amortization                       4,128            97,419              ---             ---           101,547
                                             ------------------------------------------------------------------      ------------
         Total operating costs                       155,368           819,725              ---        (268,325)          706,768
                                             ------------------------------------------------------------------      ------------

Operating income (loss)                               (1,308)          125,141              ---             ---           123,833

Operating income (expense):
   Interest expense                                  (42,434)             (124)             ---             ---           (42,558)
   Investment income (loss) -
     unconsolidated affiliates                        (2,546)            7,677              ---             ---             5,131
   Investment income - consolidated
     affiliates                                       79,374               ---              ---         (79,374)              ---
   Other, net                                         13,520             3,000              ---             ---            16,520
                                             ------------------------------------------------------------------      ------------
         Total other income (expense)                 47,914            10,553              ---         (79,374)          (20,907)
                                             ------------------------------------------------------------------      ------------

Income (loss) from continuing
   operations before income taxes                     46,606           135,694              ---         (79,374)          102,926
Income tax expense (benefit)                         (12,601)           51,970              ---             ---            39,369
                                             ------------------------------------------------------------------      ------------

Income (loss) from continuing operations              59,207            83,724              ---         (79,374)           63,557
Discontinued operations:
   Loss from discontinued operations
     (net of tax)                                        ---               ---           (4,350)            ---            (4,350)
   Loss on disposition of discontinued
     operations (net of tax)                          (5,488)              ---              ---             ---            (5,488)
                                             ------------------------------------------------------------------      ------------
Net income (loss)                                     53,719            83,724           (4,350)        (79,374)           53,719

   Other comprehensive income (loss)
     (net of tax)                                    (10,873)              ---              ---             ---           (10,873)
                                             ------------------------------------------------------------------      ------------
Comprehensive income (loss)                  $        42,846   $        83,724   $       (4,350)  $    (79,374)     $     42,846
                                             ==================================================================      ============

                              Media General, Inc.
               Condensed Consolidating Statements of Operations
                      Fiscal Year Ended December 26, 1999
                                (In thousands)

                                                      Media                              Non-                         Media
                                                     General         Guarantor        Guarantor                      General
                                                    Corporate      Subsidiaries     Subsidiaries      Eliminations    Consolidated
                                                    ---------------------------------------------------------------   ------------
Revenues                                       $        28,951  $        692,902  $           ---  $        (28,951) $      692,902

Operating costs:
   Production                                              ---           288,677              ---               ---         288,677
   Selling, general and administrative                  30,987           207,173              ---           (28,951)        209,209
   Depreciation and amortization                         3,348            69,092              ---               ---          72,440
                                               --------------------------------------------------------------------  --------------
         Total operating costs                          34,335           564,942              ---           (28,951)        570,326
                                               --------------------------------------------------------------------  --------------

Operating income (loss)                                 (5,384)          127,960              ---               ---         122,576

Operating income (expense):
   Interest expense                                    (44,917)              (97)             ---               ---         (45,014)
   Investment income - unconsolidated
     affiliates                                          2,500             6,567              ---               ---           9,067
   Investment income - consolidated
     affiliates                                         83,744               ---              ---           (83,744)            ---
   Gain on sale of Denver Newspapers,
     Inc. stock                                         30,983               ---              ---               ---          30,983
   Other, net                                           11,902               735              ---               ---          12,637
                                               --------------------------------------------------------------------  --------------
         Total other income (expense)                   84,212             7,205              ---           (83,744)          7,673
                                               --------------------------------------------------------------------  --------------

Income (loss) from continuing
   operations before income taxes and
   extraordinary item                                   78,828           135,165              ---           (83,744)        130,249
Income tax expense (benefit)                            (5,097)           56,528              ---               ---          51,431
                                               --------------------------------------------------------------------  --------------

Income from continuing operations
   before income taxes and
   extraordinary item                                   83,925            78,637              ---           (83,744)         78,818
Discontinued operations:
   Income from discontinued operations
     (net of tax)                                          ---               ---            5,107               ---           5,107
   Gain on sale of discontinued
     operations (net of tax)                           798,719               ---              ---               ---         798,719
   Extraordinary item from early
     redemption of debt (net of tax)                    (1,328)              ---              ---               ---          (1,328)
                                               --------------------------------------------------------------------  --------------
Net income                                             881,316            78,637            5,107           (83,744)        881,316

   Other comprehensive income
     (net of tax)                                        7,392               ---              ---               ---           7,392
                                               --------------------------------------------------------------------  --------------
Comprehensive income (loss)                    $       888,708  $         78,637  $         5,107  $        (83,744) $      888,708
                                               ====================================================================  ==============

                              Media General, Inc.
               Condensed Consolidating Statements of Cash Flows
                      Fiscal Year Ended December 30, 2001
                                (In thousands)

                                                                   Media General               Guarantor         Media General
                                                                     Corporate               Subsidiaries        Consolidated
                                                                  ----------------------------------------    -----------------
Cash flows from operating activities:
Net cash provided by operating activities                          $        76,750       $         47,559      $        124,309

Cash flows from investing activities:
   Capital expenditures                                                    (10,062)               (44,311)              (54,373)
   Purchase of businesses                                                   (1,766)                   ---                (1,766)
   Other, net                                                                4,070                 (4,502)                 (432)
                                                                   --------------------------------------      ----------------
Net cash used by investing activities                                       (7,758)               (48,813)              (56,571)
                                                                   --------------------------------------      ----------------

Cash flows from financing activities:
   Increase in debt                                                      1,236,882                    ---             1,236,882
   Repayment of debt                                                    (1,280,998)                  (304)           (1,281,302)
   Debt issuance costs                                                     (12,211)                   ---               (12,211)
   Stock repurchase                                                         (2,120)                   ---                (2,120)
   Cash dividends paid                                                     (15,607)                   ---               (15,607)
   Other, net                                                                5,353                    ---                 5,353
                                                                   --------------------------------------      ----------------
Net cash used by financing activities                                      (68,701)                  (304)              (69,005)
                                                                   --------------------------------------      ----------------

Net (decrease) increase in cash and cash equivalents                           291                 (1,558)               (1,267)
   Cash and cash equivalents at beginning of year                            4,091                  6,313                10,404
                                                                   --------------------------------------      ----------------
   Cash and cash equivalents at end of year                        $         4,382       $          4,755      $          9,137
                                                                   ======================================      ================

                              Media General, Inc.
               Condensed Consolidating Statements of Cash Flows
                      Fiscal Year Ended December 31, 2000
                                (In thousands)


                                                         Media General         Guarantor         Non-Guarantor     Media General
                                                           Corporate         Subsidiaries        Subsidiaries      Consolidated
                                                     ---------------------------------------------------------  -----------------
Cash flows from operating activities:
Net cash (used) provided by operating
     activities                                        $       (431,695)   $        33,085     $        26,004     $      (372,606)

Cash flows from investing activities:
   Capital expenditures                                          (5,041)           (31,817)             (6,015)            (42,873)
   Purchase of businesses                                      (857,570)               ---                 ---            (857,570)
   Proceeds from dispositions and sales                          90,511                ---                 ---              90,511
   Proceeds from maturity of short-term
     investments                                                390,748                ---                 ---             390,748
   Other, net                                                   (12,284)               256                 ---             (12,028)
                                                       -------------------------------------------------------     ---------------
Net cash used by investing activities                          (393,636)           (31,561)             (6,015)           (431,212)

Cash flows from financing activities:
   Increase in debt                                           1,095,000                ---                 ---           1,095,000
   Repayment of debt                                           (313,000)              (333)            (20,000)           (333,333)
   Stock repurchase                                            (192,692)               ---                 ---            (192,692)
   Cash dividends paid                                          (15,299)               ---                 ---             (15,299)
   Other, net                                                     5,248                ---                 ---               5,248
                                                       -------------------------------------------------------     ---------------
Net cash provided (used) by financing
   activities                                                   579,257               (333)            (20,000)            558,924
                                                       -------------------------------------------------------     ---------------

Net (decrease) increase in cash and cash
   equivalents                                                 (246,074)             1,191                 (11)           (244,894)
     Cash and cash equivalents at beginning
       of year                                                  250,165              5,122                  11             255,298
                                                       -------------------------------------------------------     ---------------
     Cash and cash equivalents at end of
       year                                            $          4,091    $         6,313     $           ---     $        10,404
                                                       =======================================================     ===============

                              Media General, Inc.
               Condensed Consolidating Statements of Cash Flows
                      Fiscal Year Ended December 26, 1999
                                (In thousands)


                                                         Media General         Guarantor         Non-Guarantor        Media General
                                                           Corporate         Subsidiaries        Subsidiaries         Consolidated
                                                     ---------------------------------------------------------        -------------
Cash flows from operating activities:
Net cash provided by operating
     activities                                        $         66,791    $        25,331     $        30,897     $       123,019

Cash flows from investing activities:
   Capital expenditures                                          (2,968)           (26,959)            (30,902)            (60,829)
   Purchase from dispositions and sales                       1,412,465                ---                 ---           1,412,465
   Proceeds from Denver Newspapers, Inc.
     investment transactions                                     73,000                ---                 ---              73,000
   Purchases of short-term investments, net                    (390,748)               ---                 ---            (390,748)
   Other, net                                                    (6,815)             1,201                  32              (5,582)
                                                       -------------------------------------------------------     ---------------
Net cash provided (used) by investing
   activities                                                 1,084,934            (25,758)            (30,870)          1,028,306

Cash flows from financing activities:
   Increase in debt                                             268,000                ---                 ---             268,000
   Repayment of debt                                         (1,136,000)              (369)               (140)         (1,136,509)
   Stock repurchase                                             (22,743)               ---                 ---             (22,743)
   Cash dividends paid                                          (16,062)               ---                 ---             (16,062)
   Other, net                                                     3,650                ---                 ---               3,650
                                                       -------------------------------------------------------     ---------------
Net cash used by financing activities                          (903,155)              (369)               (140)           (903,664)
                                                       -------------------------------------------------------     ---------------

Net increase (decrease) in cash and cash
   equivalents                                                  248,570               (796)               (113)            247,661
Cash, cash equivalents and short-term
   investments:
     Cash and cash equivalents at beginning
       of year                                                    1,595              5,918                 124               7,637
                                                       -------------------------------------------------------     ---------------
     Cash and cash equivalents at end of year                   250,165              5,122                  11             255,298
     Short-term investments at end of year                      390,748                ---                 ---             390,748
                                                       -------------------------------------------------------     ---------------
Cash, cash equivalents and short-term
   investments at end of year                          $        640,913    $         5,122     $            11     $       646,046
                                                       =======================================================     ===============

                              Media General, Inc.
         Schedule II - Valuation and Qualifying Accounts and Reserves
 Fiscal Years Ended December 30, 2001, December 31, 2000, and December 26, 1999


                                                           Balance at                Additions
                                                            Beginning               charged to              Deductions
                                                            of period               expense-net                 Net
                                                       ------------------       ------------------      ------------------
2001
   Allowance for doubtful accounts                     $        7,470,680       $        7,984,458      $        7,382,642
   Reserve for warranties                                       2,488,219                      ---                 856,458
                                                       ------------------       ------------------      ------------------
       Totals                                          $        9,958,899       $        7,984,458      $        8,239,100
                                                       ==================       ==================      ==================

2000
   Allowance for doubtful accounts                     $        7,088,011       $        4,750,536      $        5,239,457
   Reserve for warranties                                       2,700,000                      ---                 211,781
                                                       ------------------       ------------------      ------------------
       Totals                                          $        9,788,011       $        4,750,536      $        5,451,238
                                                       ==================       ==================      ==================

1999
   Allowance for doubtful accounts                     $        8,433,300       $        5,278,081      $        5,863,762
   Reserve for warranties                                       3,139,934                      ---                 439,934
                                                       ------------------       ------------------      ------------------
       Totals                                          $       11,573,234       $        5,278,081      $        6,303,696
                                                       ==================       ==================     ===================

                                                                                              Balance
                                                                                              at end
                                                                  Transfers                  of period
                                                             ------------------         ------------------
2001
   Allowance for doubtful accounts                           $           12,623  (a)    $        8,085,119
   Reserve for warranties                                                   ---                  1,631,761
                                                             ------------------         ------------------
       Totals                                                $           12,623         $        9,716,880
                                                             ==================         ==================

2000
   Allowance for doubtful accounts                           $          871,590  (a)    $        7,470,680
   Reserve for warranties                                                   ---                  2,488,219
                                                             ------------------         ------------------
       Totals                                                $          871,590         $        9,958,899
                                                             ==================         ==================

1999
   Allowance for doubtful accounts                           $         (759,608) (a)    $        7,088,011
   Reserve for warranties                                                   ---                  2,700,000
                                                             ------------------         ------------------
       Totals                                                $         (759,608)        $        9,788,011
                                                             ==================         ==================

(a)     Amount associated with net acquisitions and dispositions of businesses.

                         REPORT OF INDEPENDENT AUDITORS

The Partners
SP Newsprint Co. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SP Newsprint Co. (a Georgia Partnership) and subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of income, partners' capital, and cash flows for each of the three years in the period ended December 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SP Newsprint Co. and subsidiaries at December 30, 2001 and December 31, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 2 and 8 to the Consolidated Financial Statements, in 2001 the Company changed its method of accounting for derivative financial instruments and hedging activities.

                                                      /s/ Ernst & Young LLP

Atlanta, Georgia
January 11, 2002

                        SP Newsprint Co. and Subsidiaries

                           Consolidated Balance Sheets

                                                                    December 30,          December 31,
                                                                       2001                  2000
                                                               -------------------------------------------
                                                                              (In Thousands)
Assets
Current assets:
   Cash and temporary investments                                 $        200          $        145
   Trade receivables, net of allowance for doubtful accounts
     of $499 for 2001 and $591 for 2000                                 42,377                37,443
   Trade receivables from affiliates                                    15,121                10,658
   Other receivables                                                     2,060                 3,105
   Noninterest-bearing demand notes receivable from partners
                                                                        20,000                20,000
   Inventories (Note 2)                                                 30,196                29,725
   Derivative financial instruments                                      5,457                     -
   Prepaid expenses                                                      3,962                 3,312
                                                               -------------------------------------------
Total current assets                                                   119,373               104,388

Property, plant and equipment:
   Land                                                                 14,625                13,346
   Land improvements                                                    14,047                14,023
   Buildings and leasehold improvements                                 51,122                47,292
   Machinery, equipment and other                                      836,918               750,751
   Construction work in progress                                         9,517                16,052
                                                               -------------------------------------------
                                                                       926,229               841,464
   Less accumulated depreciation                                      (419,151)             (387,415)
                                                               -------------------------------------------
                                                                       507,078               454,049

Unexpended industrial revenue bond proceeds                                  -                26,961
Goodwill, net                                                           10,989                11,586
Other, including deferred charges                                        7,148                 4,970
                                                               -------------------------------------------
Total assets                                                      $    644,588          $    601,954
                                                               ===========================================


                                                                    December 30,          December 31,
                                                                       2001                  2000
                                                               -------------------------------------------
                                                                              (In Thousands)
Liabilities and partners' capital
Current liabilities:
   Current portion of long-term debt (Note 4)                     $     18,000          $     25,000
   Accounts payable                                                     11,189                12,892
   Accrued liabilities:
     Compensation and related amounts                                   15,909                18,885
     Interest                                                            2,066                 1,106
     Other                                                              19,395                16,429
                                                               -------------------------------------------
Total current liabilities                                               66,559                74,312

Other liabilities (Note 6)                                              21,559                15,175

Long-term debt, less current portion (Note 4)                          248,520               269,520

Commitments and contingencies (Note 7)                                       -                     -

Partners' capital                                                      302,613               243,902
Accumulated other comprehensive income (loss)                            5,337                  (955)
                                                               -------------------------------------------
Total Partners' capital                                                307,950               242,947
                                                               -------------------------------------------
Total liabilities and partners' capital                           $    644,588          $    601,954
                                                               ===========================================

See accompanying notes.

                        SP Newsprint Co. and Subsidiaries

                        Consolidated Statements of Income

                                                     Year ended          Year ended          Year ended
                                                    December 30,        December 31,        December 26,
                                                       2001                2000                1999
                                               ---------------------------------------------------------
                                                                        (In Thousands)
Net sales
   Third parties                                      $373,609             $300,564            $171,747
   Affiliates                                          133,697              112,550             103,290
                                               ---------------------------------------------------------
Total net sales                                        507,306              413,114             275,037

Cost of goods sold                                     400,760              338,399             229,945
                                               ---------------------------------------------------------
Gross margin                                           106,546               74,715              45,092

Selling, general, and administrative
   expenses                                             30,892               26,521              19,171
Fees paid to affiliates                                  1,197                  717                 529
                                               ---------------------------------------------------------
Income from operations                                  74,457               47,477              25,392

Interest expense                                       (16,065)             (25,578)             (6,185)
Interest income                                            951                  820                 443
Other (expense) income                                    (632)                (570)                 51
                                               ---------------------------------------------------------
Net income                                            $ 58,711             $ 22,149            $ 19,701
                                               =========================================================

See accompanying notes.

                        SP Newsprint Co. and Subsidiaries

                  Consolidated Statements of Partners' Capital

                                                                                 Accumulated Other
                                                                                   Comprehensive
                                                                                   Income (Loss)
                                                   Net           Cash       -----------------------------
                                                 Income     Distributions                 Derivatives        Total
                                    Invested      Since         Since        Pension     Designated as     Partners'
                                     Capital    Inception     Inception     Liability       Hedges          Capital
                                    ----------------------------------------------------------------------------------

Balance at December 27, 1998           $60,000    $309,930     $(137,578)       $   -         $    -        $232,352
   Net income                                -      19,701             -            -              -          19,701
   Cash distributions to partners            -           -       (20,100)           -              -         (20,100)
                                    ----------------------------------------------------------------------------------
Balance at December 26, 1999            60,000     329,631      (157,678)           -              -         231,953
   Net income                                -      22,149             -            -              -          22,149
   Minimum pension liability                 -           -             -         (955)             -            (955)
                                                                                                         -------------
   Comprehensive income                      -           -             -            -              -          21,194
   Cash distributions to partners            -           -       (10,200)           -              -         (10,200)
                                    ----------------------------------------------------------------------------------
Balance at December 31, 2000            60,000     351,780      (167,878)        (955)             -         242,947
   Net income                                -      58,711             -            -              -          58,711
   Minimum pension liability                 -           -             -          (32)             -             (32)
   Net unrealized gain on
     derivative instruments                  -           -             -            -          6,324           6,324
                                                                                                         -------------
   Comprehensive income                      -           -             -            -              -          65,003
                                    ----------------------------------------------------------------------------------
Balance at December 30, 2001           $60,000    $410,491     $(167,878)       $(987)        $6,324        $307,950
                                    ==================================================================================

See accompanying notes.

                        SP Newsprint Co. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                               Year ended         Year ended          Year ended
                                                              December 30,       December 31,        December 26,
                                                                 2001               2000                1999
                                                          -----------------   -----------------    ----------------
                                                                               (In Thousands)
Operating activities
Net income                                                     $  58,711          $  22,149            $  19,701
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                 37,840             36,442               29,510
     Amortization                                                  1,846              1,745                  319
     Changes in operating assets and liabilities (excluding
       acquisition):
         Trade and other receivables                              (8,352)            (4,303)              (9,346)
         Inventories                                                (471)            (2,245)                 821
         Prepaid expenses                                           (650)               (88)                 105
         Other assets                                             (2,083)              (257)                (319)
         Accounts payable, accrued and other liabilities           5,599             (4,748)              18,571
                                                          -----------------   -----------------    ----------------
Net cash provided by operating activities                         92,440             48,695               59,362

Investing activities
Purchase of Newberg Mill                                               -                  -             (211,562)
Purchase of property, plant, and equipment                       (90,869)           (21,423)              (5,824)
Investment of industrial revenue bond proceeds                   (38,000)           (40,520)                   -
Use of industrial revenue bond proceeds                           64,961             13,559                3,903
                                                          -----------------   -----------------    ----------------
Net cash used in investing activities                            (63,908)           (48,384)            (213,483)

Financing activities
Distributions to partners                                              -            (10,200)             (20,100)
Proceeds from industrial revenue bond financing                   38,000             40,520                    -
Proceeds from bank loan financing                                      -                  -              226,000
Repayment of long-term debt                                      (66,000)           (30,000)             (47,000)
Cost of new financing                                               (477)              (702)              (4,737)
                                                          -----------------   -----------------    ----------------
Net cash provided by (used in) financing activities              (28,477)              (382)             154,163
                                                          ------------------- -----------------    ----------------
Net increase (decrease) in cash and temporary investments             55                (71)                  42
Cash and temporary investments at beginning of year                  145                216                  174
                                                          -----------------   -----------------    ----------------
Cash and temporary investments at end of year                  $     200           $    145           $      216
                                                          =================   =================    ================

Supplemental disclosure
Interest paid                                                  $  16,369           $ 25,301           $    5,647

                                                          =================   =================    ================

See accompanying notes.

                        Sp Newsprint Co. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2001

1. ORGANIZATION AND OPERATION OF PARTNERSHIP

SP Newsprint Co. (the "Company") is a Georgia partnership which operates newsprint paper mills (one in Dublin, GA. and one in Newberg, OR.) under an agreement ultimately among Cox Enterprises, Inc., Knight-Ridder Newspapers, Inc., and Media General, Inc. (the "Partners"). The Company produces recycled newsprint which is sold to a variety of newspaper publishers mainly in the southeastern and western United States. Historically, the newsprint industry has been highly cyclical, and the market for newsprint is subject to rapid changes. Current forecasts for 2002 reflect significantly lower newsprint prices which are projected to have a substantial adverse impact on 2002 earnings. Such a sustained decline in newsprint prices would impact the Company's ability to execute its capital spending programs and possibly impact compliance with its debt covenants. The Company's exposure to these changes is partially mitigated by the Partners' commitment to purchase a portion of the mills' annual output with a maximum as follows: Cox Enterprises, Inc. - 100,000 tons, Knight-Ridder Newspapers, Inc. - 100,000 tons, and Media General, Inc. - 40,000 tons. In certain circumstances, however, the Partners may make a portion of these commitments available to outside parties or purchase additional tonnage. Approximately 26%, 27% and 38% of the Company's revenues in 2001, 2000 and 1999, respectively, were from sales to the Partners. As of December 30, 2001 and December 31, 2000, the Company had accounts receivable from these Partners of $15,121,000 and $10,658,000, respectively. In addition, the Partners have signed noninterest-bearing notes, with amounts outstanding totaling $20,000,000 at December 30, 2001 and December 31, 2000, which allow the Company to demand payment at any time.

Under terms of the partnership agreement, the Partners contribute capital and share in profits and losses equally. The partnership may be dissolved at any time by mutual agreement of the Partners, but no Partner may cause dissolution without the consent of the other Partners. Under certain conditions, including a buyout by the remaining Partners, the business of the partnership can be continued as a successor partnership without liquidation of its affairs.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SP Recycling Corp. ("SPRC") (a Georgia Corporation), and Southeast Paper Technology, LLC. All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates and such differences may be material to the financial statements.

COLLECTIVE BARGAINING ARRANGEMENTS

At December 30, 2001, the Company had approximately 756 hourly and 166 salaried employees. Approximately 276 hourly employees at the Company's Newberg, Oregon mill (Note 5) are represented by the Association of Western Pulp and Paper Workers (the "Union"). The existing agreement with the Union expires on March 31, 2002. While not currently anticipated, the Company's inability to negotiate a new collective bargaining agreement could cause significant reductions in revenues.

CASH AND TEMPORARY INVESTMENTS AND NOTES

For purposes of the statements of cash flows, the Company considers all temporary investments purchased with a maturity of three months or less to be cash equivalents. The carrying amounts reported in the balance sheet for cash and temporary investments and demand notes approximate their fair values.

INVENTORIES

Inventories at year-end consisted of the following (in thousands):

                                              December 30,     December 31,
                                                  2001             2000
                                           ---------------------------------

Old newspapers                                  $ 5,010          $ 4,338
Materials and supplies                           23,312           21,129
Finished goods                                      959            3,200
Other                                               915            1,058
                                           ---------------------------------
                                                $30,196          $29,725
                                           =================================

Old newspapers ("ONP"), materials and supplies, and finished goods are valued at the lower of moving average cost or net realizable value. Other inventories are valued at the lower of first-in, first-out cost or net realizable value.

ONP is the primary fiber source utilized by the Company in producing newsprint. As with newsprint, ONP costs are highly cyclical and subject to significant change. To help ensure an adequate supply of ONP the Company operates recycling centers, which procure a material portion of its southeastern United States ONP requirements. Additionally, the Company has committed to purchase, at market prices (as defined), minimum annual tons of ONP from a supplier to satisfy a portion of its Newberg, Oregon Mill's (Note 5) production needs. Based on December 30, 2001 delivered cost of ONP, this commitment approximates $15,000,000 in 2002, $11,000,000 in 2003, $8,000,000 in 2004, $7,000,000 in
2005, and $5,000,000 thereafter.

DEPRECIATION, MAINTENANCE, AND REPAIRS

Property, plant, and equipment are stated at cost. For financial reporting purposes, depreciation is determined by the straight-line method using the following estimated useful lives:

Land improvements                                           10-20 years
Buildings                                                   30-45 years
Machinery and equipment                                      3-20 years

For federal income tax purposes, accelerated methods and lives, as allowable under the Internal Revenue Code, are used.

Expenditures for maintenance and repairs are charged to expense as incurred. Maintenance and repairs expense totaled $36,972,000, $41,077,000 and $21,695,000 during 2001, 2000 and 1999, respectively. Expenditures for renewals and betterments are capitalized and depreciated over the related estimated useful lives indicated above.

CAPITALIZED INTEREST

The Company capitalizes interest on borrowed funds during construction. Such interest is allocated to property, plant, and equipment accounts and amortized over the related estimated useful lives indicated above. The amount of interest capitalized was $1,264,000, $247,000 and $0 during 2001, 2000 and 1999, respectively.

SHIPPING AND HANDLING COSTS

The Company classified shipping and handling costs of $31,060,000, $31,404,000, and $16,812,000 as a component of cost of goods sold during 2001, 2000, and 1999, respectively.

INCOME TAXES

The Company is a partnership for income tax purposes. Accordingly, no income taxes are payable or provided for by the Company. Instead, taxable income, credits, etc., are allocated to the partners and are included in their income tax returns. SPRC is subject to income taxes. Tax expense for SPRC has not been material.

GOODWILL

Costs in excess of the fair value of net assets of businesses acquired are amortized using the straightline method over a period of 20 years. Accumulated amortization was $1,320,000 and $682,000 at December 30, 2001 and December 31, 2000, respectively.

The Company reviews the recorded value of its goodwill if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is then determined by comparing the undiscounted net cash flows, excluding interest, of the assets to which the goodwill applies to the net book value of those assets, including goodwill.

DEFERRED CHARGES

Deferred charges, stated at cost less amortization, include loan procurement costs that are capitalized and amortized over a five year period. Accumulated amortization of deferred charges was $2,695,000 and $1,487,000 at December 30, 2001 and December 31, 2000, respectively.

ACCOUNTS RECEIVABLE

The Company's sales to The Tribune Company represents approximately 18%, 25%, and 4% of net sales in 2001, 2000, and 1999, respectively. Accounts receivable from The Tribune Company was approximately $11,956,000 and $8,673,000 at December 30, 2001 and December 31, 2000, respectively.

The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral. Receivables are generally due within 60 days. Credit losses have not been significant.

REVENUE RECOGNITION

The Company recognizes revenue when title passes to the buyer, which is generally upon shipment.

SEGMENT REPORTING

As of December 30, 2001, the Company operated two newsprint mills in the United States as part of a single operating segment. The mills provide similar products. The facilities also possess similar long-term expected financial performance characteristics. Revenues from the mills are derived principally from newsprint sales to a variety of newspaper publishers mainly in the southeastern and western United States.

NEW ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121 on the same topic. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS 144 as of January 1, 2002 and is currently assessing the impact of the pronouncement on the consolidated financial statements. Management does not expect the impact to be material to the Company's financial position.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company will adopt this statement in the first quarter of fiscal 2002 and is currently evaluating the impact of the pronouncement on the consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement requires the fair value of derivatives to be recorded as assets or liabilities. Gains or losses resulting from changes in the fair values of derivatives are accounted for currently in earnings or comprehensive income depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. SFAS 133 was adopted in the first quarter of fiscal 2001 and the adoption resulted in no significant impact on net income in the consolidated statement of income, and a cumulative loss upon adoption of $2,267,000 charged directly to other comprehensive income. See Note 8 for further discussion.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

FISCAL YEAR

The Company's financial reporting period consists of a five week period and two four week periods per quarter. Accordingly, the Company's fiscal year ends on the last Sunday of December, as defined. The Company's fiscal year consisted of 52 weeks, 53 weeks and 52 weeks for 2001, 2000 and 1999, respectively.

3. UNEXPENDED INDUSTRIAL REVENUE BOND PROCEEDS

In connection with the construction of de-inking process equipment at its Newberg, Oregon Mill (Note 5), the Company issued a total of $78,520,000 in Industrial Revenue Bonds (Note 4). The proceeds were held in trust for the sole benefit of this project. All disbursements from the trust are made by the trustee upon receipt of a qualified requisition for such disbursements. The Company had $0 and $26,961,000 in unexpended proceeds available for construction as of December 30, 2001 and December 31, 2000, respectively. The de-inking process equipment construction was completed and placed into service during October 2001.

4. LONG-TERM DEBT

Long-term debt at year-end consisted of the following (in thousands):

                                             December 30,    December 31,
                                                 2001            2000
                                            ---------------------------------

Term loan facility                             $128,000        $170,000
Revolving credit facility                             -          24,000
2001 Industrial revenue bonds - due 2026         38,000               -
2000 Industrial revenue bonds - due 2025         40,520          40,520
1997 Industrial revenue bonds - due 2017         35,000          35,000
1993 Industrial revenue bonds - due 2013         25,000          25,000
                                            ---------------------------------
                                                266,520         294,520
Less current portion                            (18,000)        (25,000)
                                            ---------------------------------
                                               $248,520        $269,520
                                            =================================

Scheduled calendar maturities of long-term debt at December 30, 2001 were as follows (in thousands):

     2002                                                 $ 18,000
     2003                                                   35,000
     2004                                                   35,000
     2005                                                   40,000
     2006                                                        -
     Thereafter                                            138,520
                                                        -------------
                                                          $266,520
                                                        =============

The Company is party to a Credit Agreement (the "Agreement") with a group of banks. The Agreement is comprised of a Term Loan Facility in an aggregate amount of $170,000,000 and a Revolving Credit Facility in an aggregate amount of $100,000,000. Amounts available under the Revolving Credit Facility are reduced by certain of the letters of credit issued to secure the industrial revenue bonds. Remaining availability under the Agreement approximated $17 million at December 30, 2001. The Agreement expires on December 31, 2005.

Interest on borrowings under the Agreement is based, at the Company's option, on the Base Rate or Eurodollar Rate plus various percentages, depending upon leverage, all as defined. The interest rate for borrowings under the Agreement was 6.58% and 8.64% as of December 30, 2001 and December 31, 2000, respectively.

The Agreement contains various covenants, including a debt to capital ratio, a minimum interest coverage and a fixed charge coverage ratio with which the Company is required to remain in compliance. The Agreement also contains restrictions pertaining to distributions of cash to partners and additional indebtedness. The Company may make distributions of cash to partners equal to 50% of the Excess Cash Flow, as defined in the Agreement, as long as no events of default have occurred and the Company maintains a specified consolidated leverage ratio.

The Company's Industrial Revenue Bonds bear interest at variable rates ranging from 3.91% to 4.14% at December 30, 2001 and from 5.05% to 6.16% at December 31, 2000. Interest rates on the bonds are reset periodically (daily basis or weekly basis). At such reset dates, the bondholders may require the Company to redeem the Bonds. The Bonds are secured by letters of credit provided by banks in connection with the Agreement which require the banks to purchase any Bonds presented by the bondholders and provide financing for a period of at least one year, subject to ongoing compliance with the various covenants mentioned above.

5. ACQUISITION

On November 10, 1999, the Company acquired certain assets and assumed certain liabilities of a Smurfit Newsprint Corporation newsprint mill in Newberg, Oregon (the "Newberg Mill"). The Company accounted for the acquisition of the Newberg Mill under the purchase method of accounting and the results of its operations are included in the accompanying consolidated financial statements since the acquisition date.

The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is summarized as follows (in thousands):

     Current assets                                        $  9,927
     Property, plant, and equipment                         203,560
     Goodwill                                                12,268
     Liabilities                                            (14,193)
                                                         -------------
     Net cash paid                                         $211,562
                                                         =============

6. EMPLOYEE BENEFIT PLANS

The Company has non-contributory defined benefit plans that cover substantially all employees. These plans include a non-bargaining employee plan with benefits based on years of service and the employee's compensation during his highest consecutive five years of compensation during the last ten years of employment and a bargaining employee plan with benefits based upon years of service. The Company contributes an amount that is not less than the minimum funding nor more than the maximum deductible amount to these plans.

The Company has a supplemental retirement plan for members of management. The Company funds the cost of the plan on a pay-as-you-go basis.

Substantially all employees retiring from the Company on or after attaining age 55 who have rendered at least ten years of service, as defined, after age 44 are entitled to certain postretirement health care and life insurance benefits ("OPEB"). These benefits are subject to deductibles, copayment provisions, and other limitations. The Company may amend or change the plan periodically. Effective January 1, 2002, the plan was amended to limit the maximum annual per capita cost per participant paid by the Company to 150% of the amount the Company provided as of January 1, 2002. Employees joining the Company on or after January 1, 2002, are not eligible to participate in the plan. The actuarially determined expected cost of these benefits is charged to expense during the years that the employees render service and earn the benefits. The Company funds these costs on a pay-as-you-go basis.

All bargaining employees retiring from the Company on or after attaining age 55 who have rendered at least ten years of service after November 10, 1999 are entitled to post-retirement health care up to age 65 and a $5,000 death benefit.

The following table sets forth the funded status and amount recognized for the Company's defined benefit pension, supplemental retirement, and OPEB plans in the consolidated balance sheet at year end (in thousands):

                                                     Pension Benefits                   OPEB Benefits
                                                   2001             2000            2001             2000
                                           ------------------------------------------------------------------
     Change in benefit obligation
     Projected benefit obligation at
        beginning of year                        $41,393          $37,216         $ 9,318           $7,373
     Service cost                                  2,425            2,516           1,007              820
     Interest cost                                 3,216            2,919             806              660
     Plan participant contributions                    -                -               8                5
     Plan amendments                                   8                -          (1,803)               -
     Actuarial (gain) loss                         1,465             (371)           (498)           1,075
     Benefits paid                                (1,012)            (887)           (322)            (615)
                                           ------------------------------------------------------------------
     Projected benefit obligation at
        end of year                              $47,495          $41,393         $ 8,516           $9,318
                                           ==================================================================

     Change in plan assets
     Fair value of plan assets at
        beginning of year                        $40,157         $ 33,825         $     -           $    -
     Actual return on plan assets                 (5,173)           6,871               -                -
     Employer contributions                        3,045              348             313              610
     Plan participants' contributions                  -                -               9                5
     Benefits paid                                (1,012)            (887)           (322)            (615)
                                           ------------------------------------------------------------------
     Fair value of plan assets at end
        of year                                  $37,017         $ 40,157         $     -           $    -
                                           ==================================================================

     Funded status                              $(10,478)       $  (1,236)      $  (8,516)         $(9,318)
     Unrecognized actuarial (gain)
        loss                                       1,630           (8,525)            (54)             472
     Unrecognized prior service
        cost (benefit)                               284              351          (1,782)               -
     Unrecognized net transition asset              (643)            (736)              -                -
                                           ------------------------------------------------------------------
     Net amount recognized                      $ (9,207)        $(10,146)       $(10,352)         $(8,846)
                                           ==================================================================

                                                   Pension Benefits                     OPEB Benefits
                                                  2001              2000            2001             2000
                                           ------------------------------------------------------------------
     Amounts recognized in the
        consolidated balance sheets
     Accrued liability                          $(10,478)        $(11,452)       $(10,352)         $(8,846)
     Intangible asset                                284              351               -                -
     Accumulated other
        comprehensive loss                           987              955               -                -
                                           ------------------------------------------------------------------
     Net amount recognized                       $(9,207)        $(10,146)       $(10,352)         $(8,846)
                                           ==================================================================

The accumulated benefit obligation and the fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $8,498,000 and $669,000, respectively as of December 30, 2001, and $7,447,000 and $0 as of December 31, 2000.

Pension plan assets consist of a combination of short-term investments with financial institutions, equity investments, and U.S. government treasury bonds.

The following table sets forth the actuarial assumptions used in determining the actuarial present value of the projected benefit obligations:

                                            Pension Benefits                         OPEB Benefits
                                     2001         2000         1999          2001         2000         1999
                                  ----------------------------------------------------------------------------
     Discount rate                   7.25%        7.50%        7.50%        7.25%         7.50%        7.50%
     Long-term rate of return
        on assets                    8.00%        8.00%        8.00%           -             -            -
     Health care cost trend
        rate at year end                -            -            -         6.00%         6.50%        7.00%
     Ultimate health care cost
        trend rate                      -            -            -         5.00%         5.00%        6.00%
     Rate of salary
        increase                     4.00%        4.00%        4.00%        4.00%         4.00%        4.00%

The Company's pension and OPEB costs, contributions and benefits paid for each year are set forth in the following table (in thousands):

                                              Pension Benefits                        OPEB Benefits
                                        2001        2000          1999         2001         2000        1999
                                     -------------------------------------------------------------------------
     Components of net periodic
        pension cost
     Service cost                       $2,425    $  2,517     $  2,069        $1,005       $  820     $  510
     Interest cost                       3,216       2,919        2,657           806          659        525
     Expected return on
        assets                          (3,149)     (3,031)      (2,568)            -            -          -
     Amortization of prior service
        cost                              (230)       (372)           4             7            -          -
     Acquisition                             -           -           60             -            -          -
                                     -------------------------------------------------------------------------
     Net periodic pension cost          $2,262    $  2,033     $  2,222        $1,818       $1,479     $1,035
                                     =========================================================================

For the OPEB plan, a one percentage point increase in the assumed health care cost trend rate would have increased the Accumulated Projected Benefit Obligation (APBO) by $397,000 at December 30, 2001 and increased the aggregate service and interest cost components of postretirement benefit expense for 2001 by $265,000. A one percentage point decrease in the assumed health care cost trend rate would have decreased the APBO by $386,000 at December 30, 2001 and decreased the aggregate service and interest cost components of postretirement benefit expense for 2001 by $223,000.

The Company has a deferred compensation plan for members of management. At December 30, 2001 and December 31, 2000, the accrued liability for the future benefits under the plan was $1,784,000 and $1,184,000, respectively. Benefits expense for the plan totaled $976,000, $421,000, and $533,000 in 2001, 2000, and
1999, respectively.

The Company has a voluntary thrift plan for non-bargaining employees under which the Company will match 50% of employee contributions (which are limited for employer matching purposes to a maximum of 6% of annual salary). The Company's thrift plan expense totaled $1,174,000, $1,139,000 and $786,000 in 2001, 2000 and 1999, respectively. The Company also has a voluntary savings plan for bargaining employees under which the Company will match 50% of employee contributions up to a maximum of $700 in a year.

7. COMMITMENTS AND CONTINGENCIES

The Company leases office and warehouse space and equipment. Total rent expense was approximately $5,792,000, $5,307,000 and $3,689,000 in 2001, 2000 and 1999,
respectively. Future minimum lease payments under noncancellable operating leases with initial terms of one year or more consisted of the following at December 30, 2001 (in thousands):

     2002                                       $ 3,996
     2003                                         3,331
     2004                                         3,073
     2005                                         2,564
     2006                                         1,698
     Thereafter                                   5,833
                                         ------------------
     Total minimum lease payments               $20,495
                                         ==================

In connection with the Newberg Mill acquisition (Note 5), the Company assumed an agreement to purchase a minimum monthly supply of steam. This commitment approximates $114,000 per month through December 31, 2007, subject to a number of conditions and provisions which could increase this amount.

As discussed in Notes 1 and 2, the newsprint business is highly cyclical. In addition, the Company is dependent on energy costs, which can change rapidly and the Company's western U.S. operations may be impacted by regional energy matters.

In December 2000, the Company was notified of a claim against it by Smurfit Newsprint Corporation. The claim alleges that the Company is responsible for certain severance costs due union employees at its Newberg, Oregon Mill as a result of Smurfit's termination of its contract with the union in connection with the Company's November 10, 1999 acquisition (Note 5). No specific assertion of an amount has been claimed by Smurfit; however, the Company believes it could exceed $3 million. The Company believes it has no obligation for such costs and is vigorously defending itself. The Company is currently unable to determine the ultimate outcome of this matter. Accordingly, no amounts were accrued with respect to this matter at December 30, 2001.

The Company and its subsidiaries are involved in various other legal proceedings, which are normal to its business. It is the opinion of management that the aforementioned actions and claims, if determined adversely to the Company, will not have a material impact on the financial condition or operations of the Company taken as a whole.

8. FINANCIAL INSTRUMENTS

The carrying value of financial instruments such as cash and temporary investments, trade and other receivables, trade payables and long-term debt approximate their fair values. All derivative financial instruments are carried at fair value. Fair value is determined based on expected future cash flows, discounted at market interest rates, quotes from financial institutions, and other appropriate valuation methodologies.

The Company enters into certain derivative transactions designed to hedge risks associated with specific assets, liabilities or future transactions. The effectiveness of the derivative as a hedge is based on a high correlation between changes in its value and changes in the value of the underlying hedged item. Ineffectiveness related to the Company's derivative transactions is not material. The Company includes in operating results amounts received or paid when the underlying transaction settles. Derivatives are carried at fair value and are included in prepaid expense, other assets and accrued liabilities on the balance sheet. The Company does not enter into or hold derivatives for trading or speculative purposes.

During 2001, the Company entered into a natural gas purchase and sales agreement to fix the price of a portion of its natural gas purchases at $1.89 per thousand cubic feet ("Mcf"). At December 30, 2001 this agreement had a notional amount of 534,000 Mcf through its expiration in October 2005. The net cash to be paid or received under the agreement is accrued and recognized as an adjustment to cost of sales. In the event of early termination of the agreement, any resulting gain or loss would be deferred and amortized as an adjustment to cost of sales over the remaining term of the agreement. The agreement is collateralized by certain natural gas reserves.

During 2000, the Company entered into interest rate swap agreements to reduce the impact of changes in interest rates on a portion of its floating rate debt. The interest agreements are contracts to exchange variable rate for fixed rate interest payments periodically over the life of the agreements based upon the underlying notional amounts of the contracts. The net cash paid or received on these agreements is accrued and recognized as an adjustment to interest expense. In the event of early termination of interest rate swap agreements, any resulting gain or loss would be deferred and amortized as an adjustment to interest expense related to the designated debt obligation over the remaining term of the original interest rate swap agreements. In the event of early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the associated swap would be recognized in income at the time of extinguishment. As of December 30, 2001, the Company had interest rate swap agreements with notional amounts aggregating $72,500,000 for which it paid a fixed interest rate of 7%. The swaps expire on March 31, 2002.

During 2000, the Company entered into a newsprint swap agreement to fix the market price of a portion of its newsprint sales at $580 per metric ton. At December 31, 2001 this agreement had a notional amount of 5,000 metric tons of newsprint per month through its expiration date on March 31, 2003. The net cash to be paid or received under the agreement is accrued and recognized as an adjustment to net sales. The swap was terminated on January 2, 2002 for $6,604,000. The resulting gain will be deferred and amortized as an adjustment to net sales over the remaining term of the agreement.

The net unrealized gain on derivative instruments recorded in other comprehensive income amounted to $6,324,000 at December 30, 2001, as follows (in thousands).

                                     Remaining     Estimated
                                       Cost        Fair Value      Gain (Loss)
                                  ----------------------------------------------
     Natural gas purchase and
         sales agreement               $1,009         $1,645         $  636
     Interest rate swaps                    -           (916)          (916)
     Newsprint swap                         -          6,604          6,604
                                  ----------------------------------------------
     Total                             $1,009         $7,333         $6,324
                                  ==============================================

9. OTHER TRANSACTIONS WITH PARTNERS

The Company has a license agreement (amended and restated in November 1987 and expiring in 2002) with Media General, Inc. and Garden State Paper Company, Inc. (a former wholly owned subsidiary of Media General, Inc.) to utilize a de-inking process. The Company must pay a license fee, computed quarterly, equal to 2% of operating profits, as defined, multiplied by the ratio of the tonnage of old newspapers used to manufacture the product to the total tonnage of old newspapers and other fibrous material or substitute used during that quarter. Such fees amounted to $1,197,000, $717,000 and $529,000 in 2001, 2000 and 1999,
respectively.

                               SP NEWSPRINT CO.
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
 FISCAL YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000, AND DECEMBER 26, 1999

(In thousands)

                                          Balance at           Additions                                                 Balance
                                          beginning            charged to          Deductions                            at end
                                          of period           expense-net             Net             Transfers         of period
                                       ---------------      ---------------      -------------      -------------      ------------
2001
   Allowance for doubtful accounts     $           591      $           444      $         536      $           0      $        499

2000
   Allowance for doubtful accounts     $           545      $            40      $         450      $         456      $        591

1999
   Allowance for doubtful accounts     $           545      $             0      $           0      $           0      $        545

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

      3 (ii) Bylaws of Media General, Inc., amended and restated as of November 7, 2001 incorporated by reference to Exhibit 3 (ii) of Form 10-Q for the period ended September 30, 2001.

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

     10.10 Media General, Inc., Supplemental 401(K) Plan, amended and restated as of January 1, 2001, incorporated by reference to
                  Exhibit 10.10 of Form 10-K for the fiscal year ended December 31, 2000.

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

     10.16 Media General, Inc., 1995 Long-Term Incentive Plan, amended and restated as of May 18, 2001, incorporated by reference to Appendix B of the Proxy Statement dated April 2, 2001.

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

     10.24 Television affiliation letter agreement, dated April 16, 2001, between Media General Broadcast Group and the NBC Television Network.

     10.25 Second Amended and Restated Stock and Warrant Purchase and Shareholders' Agreement dated May 20, 1994, by and among Media General, Inc., Affiliated Newspapers Investments, Inc., and Denver Newspapers, Inc., incorporated by reference to Exhibit 2 of Form 8-K dated September 28, 1994.

     10.26 Asset Purchase Agreement dated February 13, 1997, by and among Media General Newspapers, Inc., and Newspaper Holdings, Inc., incorporated by reference to Exhibit 10.36 of Form 10-K dated March 27, 1997.

     10.27 Credit Agreement, dated June 29, 2001, among Media General, Inc., and various lenders, incorporated by reference to
                  Exhibit 10.1 of Form 10-Q for the period ended July 1, 2001.

     13 Media General, Inc., Annual Report to Stockholders for the fiscal year ended December 30, 2001.

     21           List of subsidiaries of the registrant.

     23.1         Consent of Ernst & Young LLP, Independent Auditors, Richmond.

     23.2         Consent of Ernst & Young LLP, Independent Auditors, Atlanta.

                  Note: Exhibits 10.1 - 10.19 are management contracts or compensatory plans, contracts or arrangements.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MEDIA GENERAL, INC.

Date:    March 27, 2002
                                              /s/ Stewart Bryan III
                                            ------------------------------------
                                            J. Stewart Bryan III, Chairman and
                                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                     Title                           Date

  /s/ Marshall N. Morton       Vice Chairman, Chief Financial     March 27, 2002
----------------------------   Officer and Director
 Marshall N. Morton

  /s/ Stephen Y. Dickinson     Controller                         March 27, 2002
----------------------------
 Stephen Y. Dickinson

  /s/ Charles A. Davis         Director                           March 27, 2002
----------------------------
 Charles A. Davis

  /s/ Robert V. Hatcher, Jr.   Director                           March 27, 2002
----------------------------
 Robert V. Hatcher, Jr.

  /s/ John G. Medlin, Jr.      Director                           March 27, 2002
----------------------------
 John G. Medlin, Jr.

  /s/ Thompson L. Rankin       Director                           March 27, 2002
----------------------------
 Thompson L. Rankin

  /s/ Wyndham Robertson        Director                           March 27, 2002
----------------------------
 Wyndham Robertson

  /s/ Henry L. Valentine, II   Director                           March 27, 2002
----------------------------
 Henry L. Valentine, II

  /s/ Walter R. Williams       Director                           March 27, 2002
----------------------------
 Walter E. Williams