Form 10-Q
period 2002-03-31
MEDIA GENERAL INC
filed 2002-05-14
CIK 216539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                               Yes __________   No       X
                                                    -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 5, 2002.

                         Class A Common shares: 22,593,176
                         Class B Common shares:    556,574

                               MEDIA GENERAL, INC.
                                TABLE OF CONTENTS
                                FORM 10-Q REPORT
                                 March 31, 2002

                                                                                         Page
                                                                                         ----
Part I.   Financial Information

    Item 1.     Financial Statements

                   Consolidated Condensed Balance Sheets - March 31, 2002,
                   and December 30, 2001                                                   1

                   Consolidated Condensed Statements of Operations - Three months
                   ended March 31, 2002 and April 1, 2001                                  3

                   Consolidated Condensed Statements of Cash Flows- Three
                   months ended March 31, 2002, and April 1, 2001                          4

                   Notes to Consolidated Condensed Financial Statements                    5

    Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                 16

Part II.  Other Information

    Item 6.     Exhibits and Reports on Form 8-K                                          22

                   (a)   Exhibits

                   (b)   Reports on Form 8-K

Signatures                                                                                23

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                               MEDIA GENERAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              (000's except shares)

                                                               (Unaudited)
                                                                March 31,           December 30,
                                                                  2002                  2001
                                                            -----------------     ------------------
ASSETS

Current assets:
     Cash and cash equivalents                              $          10,238     $            9,137
     Accounts receivable - net                                         98,400                112,431
     Inventories                                                        6,627                  4,860
     Other                                                             33,276                 36,610
                                                            -----------------     ------------------
         Total current assets                                         148,541                163,038
                                                            -----------------     ------------------

Investments in unconsolidated affiliates                              111,236                114,588

Other assets                                                           74,528                 71,308

Property, plant and equipment - net                                   383,394                385,916

Excess of cost over fair value of net identifiable assets
     of acquired businesses - net                                     832,004                933,957

FCC licenses and other intangibles - net                              826,876                865,252
                                                            -----------------     ------------------

                                                            $       2,376,579     $        2,534,059
                                                            =================     ==================

                             See accompanying notes.

                               MEDIA GENERAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              (000's except shares)

                                                             (Unaudited)
                                                              March 31,         December 30,
                                                                2002                2001
                                                         -----------------   ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                    $          18,117   $           19,909
     Accrued expenses and other liabilities                         81,012               80,588
                                                         -----------------   ------------------
         Total current liabilities                                  99,129              100,497
                                                         -----------------   ------------------

Long-term debt                                                     750,570              777,662

Deferred income taxes                                              345,119              350,854

Other liabilities and deferred credits                             137,165              141,378

Stockholders' equity:
     Preferred stock ($5 cumulative convertible), par value $5 per share:

              Authorized 5,000,000 shares;
                  none outstanding
     Common stock, par value $5 per share:
         Class A, authorized 75,000,000 shares; issued
              22,517,648 and 22,420,065 shares                     112,588              112,100
         Class B, authorized 600,000 shares; issued
              556,574 shares                                         2,783                2,783
     Additional paid-in capital                                     13,071               10,006
     Accumulated other comprehensive loss                          (15,345)             (21,013)
     Unearned compensation                                          (6,461)              (6,780)
     Retained earnings                                             937,960            1,066,572
                                                         -----------------   ------------------
         Total stockholders' equity                              1,044,596            1,163,668
                                                         -----------------   ------------------

                                                         $       2,376,579   $        2,534,059
                                                         =================   ==================

                             See accompanying notes.

                               MEDIA GENERAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (000's except for per share data)

                                                                                    Three Months Ended
                                                                       --------------------------------------------
                                                                            March 31,                 April 1,
                                                                              2002                      2001
                                                                       -----------------         ------------------
Revenues                                                               $         194,539         $          198,881
Operating costs:
     Production                                                                   86,547                     90,575
     Selling, general and administrative                                          66,484                     69,658
     Depreciation and amortization                                                16,639                     29,330
                                                                       -----------------         ------------------
         Total operating costs                                                   169,670                    189,563
                                                                       -----------------         ------------------

Operating income                                                                  24,869                      9,318
                                                                       -----------------         ------------------

Other income (expense):
     Interest expense                                                            (13,430)                   (13,987)
     Investment income (loss) - unconsolidated affiliates                         (2,105)                     9,898
     Other, net                                                                      423                        449
                                                                       -----------------         ------------------
         Total other expense                                                     (15,112)                    (3,640)
                                                                       -----------------         ------------------

Income before income taxes and cumulative effect
     of change in accounting principle                                             9,757                      5,678

Income taxes                                                                       3,732                      2,328

Income before cumulative effect of change
     in accounting principle                                                       6,025                      3,350

Cumulative effect of change in accounting principle
     (net of income tax benefit of $12,188)                                     (126,336)                       ---
                                                                       -----------------         ------------------

Net income (loss)                                                      $        (120,311)        $            3,350
                                                                       =================         ==================

Earnings (loss) per common share:
     Income before cumulative effect of change
         in accounting principle                                       $            0.26         $             0.15
     Cumulative effect of change in accounting principle                           (5.53)                       ---
                                                                       -----------------         ------------------
Net income (loss)                                                      $           (5.27)        $             0.15
                                                                       =================         ==================
Earnings (loss) per common share - assuming dilution:
     Income before cumulative effect of change
         in accounting principle                                       $            0.26         $             0.15
     Cumulative effect of change in accounting principle                           (5.47)                       ---
                                                                       -----------------         ------------------
Net income (loss)                                                      $           (5.21)        $             0.15
                                                                       =================         ==================

Dividends paid per common share                                        $            0.18         $             0.17
                                                                       =================         ==================


                             See accompanying notes.

                               MEDIA GENERAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                     (000's)

                                                                                    Three Months Ended
                                                                       --------------------------------------------
                                                                            March 31,                 April 1,
                                                                              2002                      2001
                                                                       --------------------------------------------
Operating activities:

Net income (loss)                                                      $        (120,311)        $            3,350

Adjustments to reconcile net income (loss):
     Cumulative effect of change in accounting principle                         126,336                        ---
     Depreciation and amortization                                                16,639                     29,330
     Deferred income taxes                                                         2,498                        160
     Investment (income) loss - unconsolidated affiliates                          2,105                     (9,898)
     Change in assets and liabilities:
         Accounts receivable and inventories                                      12,714                     16,269
         Accounts payable, accrued expenses, and
              other liabilities                                                   (1,960)                    (6,634)
         Other                                                                       101                     (1,198)
                                                                       -----------------         ------------------
Net cash provided by operating activities                                         38,122                     31,379
                                                                       -----------------         ------------------

Investing activities:
     Capital expenditures                                                        (10,309)                    (9,196)
     Other investments                                                              (246)                    (3,426)
     Other, net                                                                       62                      3,190
                                                                       -----------------         ------------------
Net cash used by investing activities                                            (10,493)                    (9,432)
                                                                       -----------------         ------------------

Financing activities:
     Increase in debt                                                             69,000                     75,000
     Payment of debt                                                             (96,059)                   (97,086)
     Stock repurchase                                                                ---                     (2,120)
     Dividends paid                                                               (4,147)                    (3,897)
     Other, net                                                                    4,678                      3,615
                                                                       -----------------         ------------------

Net cash used by financing activities                                            (26,528)                   (24,488)
                                                                       -----------------         ------------------

Net increase (decrease) in cash and cash equivalents                               1,101                     (2,541)
Cash and cash equivalents at beginning of period                                   9,137                     10,404
                                                                       -----------------         ------------------
Cash and cash equivalents at end of period                             $          10,238         $            7,863
                                                                       =================         ==================

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest (net of amount capitalized)                              $          13,040         $           13,819
     Income taxes                                                      $             231         $               16


                             See accompanying notes.

                               MEDIA GENERAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

      1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 30, 2001.

            In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information as well as an adjustment related to the adoption of a new accounting standard have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

      2.    Inventories are principally raw materials (primarily newsprint).

      3. Effective December 31, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. This statement establishes a new accounting standard for goodwill and certain other indefinite-lived intangible assets. It also establishes a new method of testing those assets for value impairment. It continues to require recognition of these items as assets but amortization as previously required by APB Opinion No. 17, Intangible Assets, ceased upon adoption in fiscal 2002. It also requires that these assets be separately tested for impairment annually, or more frequently if impairment indicators arise, at the reporting unit level using a fair-value-based approach. A reporting unit is defined as an operating segment or one level below an operating segment. The provisions of this Statement apply not only to balances arising from acquisitions completed after June 30, 2001, but also to the unamortized balances at the date of adoption. Intangible assets that have finite lives will continue to be amortized over their useful life.

            At December 30, 2001 (prior to adoption), the Company reported net goodwill of $934 million and net intangibles of $865 million. The intangibles consisted of FCC licenses, network affiliations, assembled workforce, subscriber lists and other broadcast intangibles. Based on provisions in the standard, assembled workforce (approximating $4 million) was combined into goodwill and the useful lives of goodwill, FCC licenses and network affiliations were determined to be indefinite; therefore, their amortization ceased. Subscriber lists and other broadcast intangibles were determined to have finite lives. These lives were reevaluated and remained unchanged. The indefinite lived intangibles were evaluated for impairment by reporting unit, using estimated discounted cash flows to determine their fair value. Poor economic conditions in 2001 led to reduced expectations for cash flows in future years. This resulted in an impairment loss of $126.3 million (net of a $12.2 million tax benefit), reported as a cumulative effect of change in accounting principle in the financial statements. This impairment loss was attributable to goodwill, network affiliations and FCC licenses in the Broadcast segment reporting units of $106.2 million, $12.4 million and $7.7 million, respectively.

            The following summary presents the Company's unaudited consolidated net income (loss) and diluted earnings per share for the quarter ended March 31, 2002, and its unaudited pro forma consolidated net income and diluted earnings per share for the quarter ended April 1, 2001, as if SFAS No. 142's amortization provisions had been in effect for the period presented:

                                                                                    Quarter Ended
                                                          -----------------------------------------------------------------
(In thousands, except per share amounts)                              March 31,                        April 1,
                                                                        2002                             2001
                                                                                                      (pro forma)
                                                          ------------------------------     ------------------------------
Reported income before cumulative effect
     of change in accounting principle                    $         6,025  $        0.26     $          3,350  $        0.15
Add back:
     Goodwill amortization (including
       assembled workforce)                                           ---            ---                5,217           0.22
     FCC licenses and other intangibles
       amortization                                                   ---            ---                3,310           0.15
                                                          ---------------  -------------     ----------------  -------------
Adjusted income before cumulative effect
     of change in accounting principle                              6,025           0.26               11,877           0.52
Cumulative effect of change in accounting
     principle                                                   (126,336)         (5.47)                 ---            ---
                                                          ---------------  -------------     ----------------  -------------
Adjusted net income (loss)                                $      (120,311) $       (5.21)    $         11,877  $        0.52
                                                          ===============  =============     ================  =============


           Presented below is the gross carrying amount and accumulated amortization for intangible assets as of March 31, 2002, and December 30, 2001:

                                                      As of March 31, 2002                   As of December 30, 2001
                                            --------------------------------------    -------------------------------------
                                              Gross Carrying       Accumulated          Gross Carrying      Accumulated
(In thousands)                                    Amount           Amortization             Amount          Amortization
                                            --------------------------------------    -------------------------------------
Amortizing intangible assets
     (including advertiser,
     programming and subscriber
     relationships):
     Broadcast                              $          103,408  $           29,427    $          103,408  $          27,277
     Publishing                                         34,281              15,200                34,281             14,445
                                            ------------------  ------------------    ------------------  -----------------
         Total                              $          137,689  $           44,627    $          137,689  $          41,722
                                            ==================  ==================    ==================  =================

Indefinite-lived intangible assets:
     Goodwill (including assembled
       workforce):
         Broadcast                          $          195,173                        $          300,692
         Publishing                                    636,831                                   636,831
                                            ------------------                        ------------------
           Total goodwill                              832,004                                   937,523
     FCC license                                       558,021                                   570,217
      Network affiliation                              175,793                                   195,502
                                            ------------------                        ------------------
         Total                              $        1,565,818                        $        1,703,242
                                            ==================                        ==================

           The amortization expense for the quarter ended March 31, 2002 and April 1, 2001 was $2.9 million and $15.1 million, respectively. The estimated amortization expense for the remaining nine months of this year is $8.7 million; estimated amortization over each of the next five years is $11.6 million

     4. In January 2001, The Denver Post and the Denver Rocky Mountain News finalized a Joint Operating Agreement (JOA). The Company has a 20% interest in The Denver Post Corporation (Denver). In 2001, the line item "Investment income
(loss) - unconsolidated affiliates" on the accompanying Consolidated Condensed Statement of Operations includes a one-time gain of $6.1 million related to a cash payment received by Denver in conjunction with the formation of the JOA. That line item also includes start-up costs incurred by Denver related to the initial formation of the JOA.

     5. During the first quarter of 2002, the Company entered into new lease agreements whereby the owner, an unrelated third-party entity founded specifically for that purpose, borrowed approximately $100 million to refinance existing leased real estate facilities; the facilities are leased to the Company for a term of up to 5 years. The Company may cancel the leases by purchasing or arranging for the sale of the facilities. The Company has guaranteed recovery of approximately 85% of the owner's cost.

     6. Concurrent with the September 2000 sale of Garden State Paper Company, the Company entered into a financial newsprint swap agreement with Enron North America Corporation (Enron). In late November 2001, the Company terminated the newsprint swap agreement for reasons including misrepresentations made by Enron at the time the contract was signed. Enron filed for bankruptcy shortly thereafter. The Company believes that no further payments are due by either party under the agreement. The Company continues to monitor and evaluate the situation.

     7. The following table sets forth the Company's current and prior-year financial performance by segment for 2002:

                                                                              Interactive
(In thousands)                                   Publishing   Broadcasting       Media         Eliminations      Total
------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2002
Consolidated revenues                          $    128,879   $     63,428   $      2,575    $       (343)  $    194,539
                                               =========================================================================
Segment operating cash flow                    $     35,838   $     16,842   $       (687)                  $     51,993
Allocated amounts:
   Equity in net loss of
     unconsolidated affiliates                         (569)                          (32)                          (601)
   Depreciation and amortization                     (7,003)        (5,344)          (298)                       (12,645)
                                               -------------------------------------------------------------------------
     Segment profit (loss)                     $     28,266   $     11,498   $     (1,017)                        38,747
                                               ===========================================
Unallocated amounts:
   Interest expense                                                                                              (13,430)
   Investment loss - SP Newsprint                                                                                 (1,504)
   Acquisition intangibles amortization                                                                           (2,905)
   Corporate expense                                                                                              (9,177)
   Other                                                                                                          (1,974)
                                                                                                            ------------
     Consolidated income before income taxes and
       cumulative effect of change in accounting principle                                                  $      9,757
                                                                                                            ============

------------------------------------------------------------------------------------------------------------------------
Three Months Ended April 1, 2001
Consolidated revenues                          $    137,006   $     60,137   $      2,195    $       (457)  $    198,881
                                               ==========================================================================

Segment operating cash flow                    $     35,224   $     13,414   $       (496)                  $     48,142
Allocated amounts:
   Equity in net income (loss) of
     unconsolidated affiliates                        4,734                          (996)                         3,738
   Depreciation and amortization                     (7,336)        (5,584)          (189)                       (13,109)
                                               -------------------------------------------------------------------------
     Segment profit (loss)                     $     32,622   $      7,830   $     (1,681)                        38,771
                                               ==========================================

Unallocated amounts:
   Interest expense                                                                                              (13,987)
   Investment income - SP Newsprint                                                                                6,160
   Acquisition intangibles amortization                                                                          (15,128)
   Corporate expense                                                                                              (9,174)
   Other                                                                                                            (964)
                                                                                                            ------------
     Consolidated income before income taxes                                                                $      5,678
========================================================================================================================


         8. The following table sets forth the computation of basic and diluted earnings per share prior to the cumulative effect of change in accounting principle:

                                                Quarter Ended March 31 , 2002                    Quarter Ended April 1, 2001
                                           -------------------------------------      ----------------------------------------
                                             Income        Shares      Per Share         Income        Shares       Per Share
(In thousands, except per share amounts)   (Numerator) (Denominator)    Amount        (Numerator)  (Denominator)     Amount
                                           -------------------------------------      ---------------------------------------
Basic EPS
Income before cumulative effect of change
   in accounting principle available to
    common stockholders                      $ 6,025         22,829    $    0.26      $ 3,350         22,667      $    0.15
                                                                       =========                                  =========

Effect of dilutive securities
Stock options                                                   159                                      125
Restricted stock and other                       (14)           108                       (19)           103
                                             ----------------------                    ----------------------

Diluted EPS
Income before cumulative effect of change
   in accounting principle available to
   common stockholders plus assumed
   conversions                               $ 6,011         23,096    $    0.26      $ 3,331         22,895      $    0.15
                                             ====================================     =====================================

         9.  The Company's comprehensive income consisted of the following:

                                                                                       Quarter Ended
                                                                       --------------------------------------------
         (In thousands)                                                     March 31,                 April 1,
                                                                              2002                      2001
                                                                       --------------------------------------------
         Net income (loss)                                             $        (120,311)        $            3,350
         Cumulative effect of adoption of SFAS No. 133
               (net of deferred taxes)                                               ---                      3,570
         Unrealized gain (loss) on derivative contracts
              (net of deferred taxes)                                              3,191                     (6,020)
         Unrealized gain (loss) on equity securities
              (net of deferred taxes)                                              2,477                       (336)
                                                                       -----------------         ------------------
         Comprehensive income (loss)                                   $        (114,643)        $              564
                                                                       =================         ===================

         10. The Company has a one-third partnership interest in SP Newsprint Company (SPNC), a domestic newsprint manufacturer which also pays licensing fees to the Company. Summarized financial information for the Company's investment in SPNC, accounted for by the equity method, follows:

         (In thousands)                                                     March 31,               December 30,
                                                                              2002                      2001
                                                                       --------------------------------------------
         Current assets                                                $         101,880         $          113,916
         Noncurrent assets                                                       526,967                    529,756
         Current liabilities                                                      72,074                     80,163
         Noncurrent liabilities                                                  253,702                    255,579
                                                                       --------------------------------------------


                                                                                       Quarter Ended
                                                                       --------------------------------------------
         (In thousands)                                                     March 31,                 April 1,
                                                                              2002                      2001
                                                                       --------------------------------------------
         Net Sales                                                     $          95,715         $          126,345
         Gross Profit                                                              5,283                     30,658
         Net income (loss)                                                        (4,439)                    19,365
         Company's equity in net income (loss)                                    (1,504)                     6,160
                                                                       --------------------------------------------

         On a combined basis excluding SPNC, in the first quarter of 2002 the Company's unconsolidated affiliates' sales were $5 million while the gross loss was $1.6 million; net loss was $4.4 million for which the Company recognized a loss of $.6 million. Their combined current assets, noncurrent assets, current liabilities, and noncurrent liabilities were $7.8 million, $139.2 million, $.9 million and $90.2 million, respectively, at March 31, 2002.

         11. In August 2001, the Company filed a universal shelf registration for combined public debt or equity securities totaling up to $1.2 billion. The Company's subsidiaries are currently guaranteeing the debt securities issued from the shelf. These guarantees are full and unconditional and on a joint and several basis. The following financial information presents condensed consolidating balance sheets, statements of operations, and statements of cash flows for the parent company, and the Guarantor Subsidiaries, together with certain eliminations.

                               Media General, Inc.
                     Condensed Consolidating Balance Sheets
                              As of March 31, 2002
                                 (In thousands)

                                                         Media General         Guarantor                            Media General
                                                           Corporate         Subsidiaries        Eliminations       Consolidated
                                                       ------------------------------------------------------       ---------------
ASSETS
Current Assets:
   Cash and cash equivalents                           $          5,683    $         4,555     $           ---     $        10,238
   Accounts receivable, net                                         ---             98,400                 ---              98,400
   Inventories                                                        2              6,625                 ---               6,627
   Other                                                         35,638             53,200             (55,562)             33,276
                                                       -------------------------------------------------------     ---------------
         Total current assets                                    41,323            162,780             (55,562)            148,541
                                                       -------------------------------------------------------     ---------------

Investments in unconsolidated affiliates                          9,832            101,404                 ---             111,236
Investments in and advances to subsidiaries                   1,834,566            650,019          (2,484,585)                ---
Other assets                                                     37,826             36,702                 ---              74,528
Property, plant and equipment, net                               19,641            363,753                 ---             383,394
Excess of cost over fair value of net identi-
   fiable assets of acquired businesses, net                        ---            832,004                 ---             832,004
FCC licenses and other intangibles, net                             ---            826,876                 ---             826,876
                                                       -------------------------------------------------------     ---------------
         Total assets                                  $      1,943,188    $     2,973,538     $    (2,540,147)    $     2,376,579
                                                       =======================================================     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $          6,369    $        11,748     $           ---     $        18,117
   Accrued expenses and other liabilities                        61,752             74,829             (55,569)             81,012
                                                       -------------------------------------------------------     ---------------
         Total current liabilities                               68,121             86,577             (55,569)             99,129
                                                       -------------------------------------------------------     ---------------

Long-term debt                                                  749,927                643                 ---             750,570
Deferred income taxes                                           (44,885)           390,004                 ---             345,119
Other liabilities and deferred credits                          126,940             10,225                 ---             137,165

Stockholders' equity
   Common stock                                                 115,371              4,872              (4,872)            115,371
   Additional paid-in capital                                    13,071          2,024,638          (2,024,638)             13,071
   Accumulated other comprehensive
     income (loss)                                              (16,856)             1,511                 ---             (15,345)
   Unearned compensation                                         (6,461)               ---                 ---              (6,461)
   Retained earnings                                            937,960            455,068            (455,068)            937,960
                                                       -------------------------------------------------------     ---------------
         Total stockholders' equity                           1,043,085          2,486,089          (2,484,578)          1,044,596
                                                       -------------------------------------------------------     ---------------

         Total liabilities and stockholders'
           equity                                      $      1,943,188    $     2,973,538     $    (2,540,147)    $     2,376,579
                                                       =======================================================     ===============

                               Media General, Inc.
                     Condensed Consolidating Balance Sheets
                             As of December 30, 2001
                                 (In thousands)

                                                         Media General         Guarantor                            Media General
                                                           Corporate         Subsidiaries        Eliminations       Consolidated
                                                       ------------------------------------------------------      ---------------
ASSETS
Current Assets:

   Cash and cash equivalents                           $          4,382    $         4,755     $           ---     $         9,137
   Accounts receivable, net                                         ---            112,431                 ---             112,431
   Inventories                                                        1              4,859                 ---               4,860
   Other                                                         38,473             58,902             (60,765)             36,610
                                                       -------------------------------------------------------     ---------------
         Total current assets                                    42,856            180,947             (60,765)            163,038
                                                       -------------------------------------------------------     ---------------

Investments in unconsolidated affiliates                         10,401            104,187                 ---             114,588
Investments in and advances to subsidiaries                   1,985,287            609,248          (2,594,535)                ---
Other assets                                                     36,676             34,632                 ---              71,308
Property, plant and equipment, net                               19,896            366,020                 ---             385,916
Excess of cost over fair value of net identi-
   fiable assets of acquired businesses, net                        ---            933,957                 ---             933,957
FCC licenses and other intangibles, net                             ---            865,252                 ---             865,252
                                                       -------------------------------------------------------     ---------------
         Total assets                                  $      2,095,116    $     3,094,243     $    (2,655,300)    $     2,534,059
                                                       =======================================================     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $          8,997    $        10,912     $           ---     $        19,909
   Accrued expenses and other liabilities                        61,846             79,513             (60,771)             80,588
                                                       -------------------------------------------------------     ---------------
         Total current liabilities                               70,843             90,425             (60,771)            100,497
                                                       -------------------------------------------------------     ---------------

Long-term debt                                                  776,923                739                 ---             777,662
Deferred income taxes                                           (46,561)           397,415                 ---             350,854
Other liabilities and deferred credits                          129,365             12,013                 ---             141,378

Stockholders' equity
   Common stock                                                 114,883              4,872              (4,872)            114,883
   Additional paid-in capital                                    10,006          2,024,639          (2,024,639)             10,006
   Accumulated other comprehensive
     income (loss)                                              (20,135)              (878)                ---             (21,013)
   Unearned compensation                                         (6,780)               ---                 ---              (6,780)
   Retained earnings                                          1,066,572            565,018            (565,018)          1,066,572
                                                       -------------------------------------------------------     ---------------
         Total stockholders' equity                           1,164,546          2,593,651          (2,594,529)          1,163,668
                                                       -------------------------------------------------------     ---------------

         Total liabilities and stockholders'
           equity                                      $      2,095,116    $     3,094,243     $    (2,655,300)    $     2,534,059
                                                       =======================================================     ===============

                               Media General, Inc.
                Condensed Consolidating Statements of Operations
                          Quarter Ended March 31, 2002
                                 (In thousands)

                                                         Media General         Guarantor                            Media General
                                                           Corporate         Subsidiaries        Eliminations       Consolidated
                                                     --------------------------------------------------------       ---------------
Revenues                                             $           37,641    $       221,789     $       (64,891)    $       194,539

Operating costs:
   Production                                                       ---             86,547                 ---              86,547
   Selling, general and administrative                           37,897             93,478             (64,891)             66,484
   Depreciation and amortization                                  1,090             15,549                 ---              16,639
                                                       -------------------------------------------------------     ---------------
   Total operating costs                                         38,987            195,574             (64,891)            169,670
                                                       -------------------------------------------------------     ---------------

Operating income (loss)                                          (1,346)            26,215                 ---              24,869

Operating income (expense):
   Interest expense                                             (13,413)               (17)                ---             (13,430)
   Investment income (loss) - unconsolidated
     affiliates                                                    (569)            (1,536)                ---              (2,105)
   Investment income (loss) - consolidated
     affiliates                                                (109,950)               ---             109,950                 ---
   Other, net                                                       570               (147)                ---                 423
                                                       -------------------------------------------------------     ---------------
         Total other income (expense)                          (123,362)            (1,700)            109,950             (15,112)
                                                       -------------------------------------------------------     ---------------

Income (loss) before income taxes and cumulative
   effect of change in accounting principle                    (124,708)            24,515             109,950               9,757
Income tax expense (benefit)                                     (4,397)             8,129                 ---               3,732
                                                       -------------------------------------------------------     ---------------

Income (loss) before cumulative effect
   of change in accounting principle                           (120,311)            16,386             109,950               6,025
Cumulative effect of change in
   accounting principle                                             ---           (126,336)                ---            (126,336)
                                                       -------------------------------------------------------     ---------------
Net loss                                                       (120,311)          (109,950)            109,950            (120,311)

   Other comprehensive income (net of tax)                        3,279              2,389                 ---               5,668
                                                       -------------------------------------------------------     ---------------
Comprehensive income (loss)                          $         (117,032)   $      (107,561)    $       109,950     $      (114,643)
                                                       =======================================================     ===============

                               Media General, Inc.
                Condensed Consolidating Statements of Operations
                           Quarter Ended April 1, 2001
                                 (In thousands)

                                                         Media General         Guarantor                            Media General
                                                           Corporate         Subsidiaries        Eliminations       Consolidated
                                                     --------------------------------------------------------       ---------------
Revenues                                               $         38,343    $       228,701     $       (68,163)    $       198,881

Operating costs:
   Production                                                       ---             90,575                 ---              90,575
   Selling, general and administrative                           39,305             98,516             (68,163)             69,658
   Depreciation and amortization                                  1,092             28,238                 ---              29,330
                                                       -------------------------------------------------------     ---------------
   Total operating costs                                         40,397            217,329             (68,163)            189,563
                                                       -------------------------------------------------------     ---------------

Operating income (loss)                                          (2,054)            11,372                 ---               9,318

Operating income (expense):
   Interest expense                                             (13,963)               (24)                ---             (13,987)
   Investment income - unconsolidated
     affiliates                                                   4,734              5,164                 ---               9,898
   Investment income - consolidated
     affiliates                                                   8,912                ---              (8,912)                ---
   Other, net                                                       486                (37)                ---                 449
                                                       -------------------------------------------------------     ---------------
         Total other income (expense)                               169              5,103              (8,912)             (3,640)
                                                       -------------------------------------------------------     ---------------

Income (loss) before income taxes                                (1,885)            16,475              (8,912)              5,678
Income tax expense (benefit)                                     (5,235)             7,563                 ---               2,328
                                                       -------------------------------------------------------     ---------------

Net income                                                        3,350              8,912              (8,912)              3,350

   Other comprehensive income (loss)
     (net of tax)                                                (2,450)              (336)                ---              (2,786)
                                                       -------------------------------------------------------     ---------------
Comprehensive income (loss)                            $            900    $         8,576     $        (8,912)    $           564
                                                       =======================================================     ===============

                               Media General, Inc.
                Condensed Consolidating Statements of Cash Flows
                          Quarter Ended March 31, 2002
                                 (In thousands)

                                                               Media General   Guarantor      Media General
                                                                 Corporate    Subsidiaries    Consolidated
                                                              ------------------------------  -------------
Cash flows from operating activities:
   Net cash provided by operating activities                   $   28,185     $    9,937      $      38,122

Cash flows from investing activities:
   Capital expenditures                                              (447)        (9,862)           (10,309)
   Other investments                                                  ---           (246)              (246)
   Other, net                                                          28             34                 62
                                                              --------------------------      -------------
Net cash used by investing activities                                (419)       (10,074)           (10,493)
                                                              --------------------------      -------------

Cash flows from financing activities:
   Increase in debt                                                69,000            ---             69,000
   Repayment of debt                                              (95,996)           (63)           (96,059)
   Cash dividends paid                                             (4,147)           ---             (4,147)
   Other, net                                                       4,678            ---              4,678
                                                              --------------------------      -------------
Net cash used by financing activities                             (26,465)           (63)           (26,528)
                                                              --------------------------      -------------

Net increase (decrease) in cash and cash equivalents                1,301           (200)             1,101
   Cash and cash equivalents at beginning of year                   4,382          4,755              9,137
                                                              --------------------------      -------------
   Cash and cash equivalents at end of period                 $     5,683     $    4,555      $      10,238
                                                              ==========================      =============

                               Media General, Inc.
                Condensed Consolidating Statements of Cash Flows
                           Quarter Ended April 1, 2001
                                 (In thousands)

                                                   Media General    Guarantor     Media General
                                                     Corporate    Subsidiaries    Consolidated
                                                   --------------------------------------------
Cash flows from operating activities:
   Net cash provided by operating activities       $      21,773  $      9,606    $      31,379

Cash flows from investing activities:
   Capital expenditures                                   (1,503)       (7,693)          (9,196)
   Other investments                                          --        (3,426)          (3,426)
   Other, net                                              3,129            61            3,190
                                                   --------------------------------------------
Net cash provided (used) by investing activities           1,626       (11,058)          (9,432)
                                                   --------------------------------------------

Cash flows from financing activities:
   Increase in debt                                       75,000            --           75,000
   Repayment of debt                                     (97,000)          (86)         (97,086)
   Stock repurchase                                       (2,120)           --           (2,120)
   Cash dividends paid                                    (3,897)           --           (3,897)
   Other, net                                              3,615            --            3,615
                                                   --------------------------------------------
Net cash used by financing activities                    (24,402)          (86)         (24,488)
                                                   --------------------------------------------

Net decrease in cash and cash equivalents                 (1,003)       (1,538)          (2,541)
   Cash and cash equivalents at beginning of year          4,091         6,313           10,404
                                                   --------------------------------------------
   Cash and cash equivalents at end of period      $       3,088  $      4,775    $       7,863
                                                   ============================================

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

RESULTS OF OPERATIONS
---------------------

     The first quarter of 2002 produced encouraging results in the Company's Broadcast Division and improved performances in both the Interactive and Publishing Divisions (excluding the one-time 2001 gain recorded in the Company's share of Denver Post results; see below for details). However, the Company incurred a net loss of $120.3 million ($5.27 per share, or $5.21 per share - assuming dilution) in the first quarter of 2002, which included a $126.3 million impairment charge ($5.53 per share, or $5.47 per share - assuming dilution) that was recorded as a cumulative effect of change in accounting principle. This charge resulted from the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, which establishes a new accounting standard for goodwill and certain other indefinite-lived intangible assets acquired in a business combination (see
Note 3 for a further discussion). Had this statement been in effect last year and excluding the one-time impairment charge resulting from adoption of the statement, net income would have decreased $5.9 million, from $11.9 million in the first quarter of 2001 to $6 million in the comparable current-year quarter as shown below:

                             Impact of SFAS No. 142

                                                                                   Quarter Ended
                                                                   --------------------------------------------
     (In thousands)                                                     March 31,                 April 1,
                                                                          2002                      2001
                                                                   --------------------------------------------
     Net income (loss)                                             $        (120,311)        $            3,350
         Adjustments:
            Nonamortizing goodwill and intangibles                               ---                      8,527
            Cumulative effect of change in
               accounting principle                                          126,336                        ---
                                                                   -----------------         ------------------

     Income as adjusted                                            $           6,025         $           11,877
                                                                   =================         ==================

     The majority of the decline, as adjusted immediately above, was accounted for by a $7.7 million drop in the Company's share of SP Newsprint's (SPNC) results from income of $6.2 million in the first quarter of 2001 to a loss of $1.5 million this year. SPNC's weak year-over-year comparative results were attributable to dramatically reduced newsprint selling prices and, to a much lesser degree, decreased sales volume. While segment operating profit was flat in the aggregate, results by Division were mixed. Broadcast was up 47% over the prior year due to strong advertising spurred by the Winter Olympics. Publishing was down 13% from the year-ago period due primarily to a prior-year $6.1 million one-time gain associated with the formation of the joint-operating agreement
(JOA) that was included in the Company's share of last year's Denver Post results. Absent this prior-year gain, Publishing results rose 6.6% due to the Division's continued cost-containment efforts. Interactive Media improved 40% from last year as a loss of $1.7 million was reduced to a loss of $1 million due to lower losses associated with its equity investees.

PUBLISHING
----------

         Operating income for the Publishing Division decreased $4.4 million (13%) to $28.3 million in the first quarter of 2002 from the comparable 2001 period; excluding the 2001 one-time gain related to the formation of the Denver JOA, operating income rose $1.8 million (6.6%). This was accomplished through cost control measures as revenues were down.

         As illustrated by the following chart, year-over-year Classified and Retail advertising revenues were down, while Preprints and National were essentially flat. Weakened economic conditions produced a 6% quarter-over-quarter decline in Publishing revenues as most advertisers remain cautious. Classified advertising experienced the sharpest decline due to weak employment advertising; Retail advertising struggled at the metropolitan newspapers due to losses in most major categories, but showed year-over-year improvement at the Community Newspapers.

                                    [GRAPH]

                              Publishing Segments
        ($Millions)    Advertising Revenues by Categories

                           2002               2001
                         --------           --------
        Classified         41.327             47.042
        Retail             32.497             33.620
        Preprints          16.632             16.660
        National            7.771              7.266

         Publishing Segment operating expenses decreased in the first quarter of this year over the equivalent prior-period year by 8.4%. This decrease was prompted by a $5.3 million drop in newsprint expense (28%), which resulted from the combination of a $122 per short ton average price decline ($4 million price variance) and a 2,300 ton consumption decrease ($1.3 million consumption variance). Also impacting division-wide operating costs was lower bad debt expense as collection experience was favorable during the quarter. Cost-containment initiatives, which included hiring freezes and reduced travel and entertainment expenditures, put in place during the latter part of the first quarter of 2001 continued to be successful in producing reduced year-over-year expenses.

         Excluding the one-time 2001 gain from the formation of the JOA, investment income earned from the Company's share of The Denver Post Corporation (Denver) affiliate improved $.8 million, from a loss of $1.4 million in the first quarter of last year to a loss of $.6 million in the current year. A 17% decline in operating expenses (due primarily to a 34% drop in newsprint expense combined with a 17% decrease in circulation expense) more than offset a 15% reduction in revenue (driven by weak Classified and Retail advertising) to produce the favorable year-over-year comparative results.

         BROADCAST
         ---------

         Television operating income rose $3.7 million (47%) in the first quarter of this year compared to the first three months of 2001. Revenues rose $3.3 million while operating expenses decreased modestly. The following chart illustrates the Division's increasing momentum across all categories of advertising. Both Local and National advertising benefited strongly from the Winter Olympics and increased NCAA basketball tournament revenues. Local advertising increased 6% on the strength of the automotive and services categories, while higher National advertising was driven by the corporate and automotive categories. Political advertising rose moderately due to increased local issues spending and certain gubernatorial elections.

                                    [GRAPH]

                                Broadcast Segment
            ($Millions)  Advertising Time Sales by Categories

                               2002            2001
                             -------         --------
            Local           38.17712         35.99105
            National        22.59588         20.88851
            Political       0.383881         0.110417

         The Broadcast Division's TV station revenue growth continued to exceed that of its peers, reflecting effective pricing and management of available advertising time, a consolidated and focused national sales representative group, the development of new local advertising initiatives, and higher advertising shares from existing clients (the result of improved ratings). According to the Television Bureau of Advertising (a not-for-profit trade association of America's broadcast television industry), time sales across the broadcast industry have increased 5.4% year to date as of February 2002 as compared to the equivalent prior-year period; this compares to the Company's 8.9% increase. National and Local advertising growth for the Company was 8.7% and 9%, respectively, compared to the industry's growth of 7% and 4.4%.

         Operating expenses decreased slightly in the first quarter of this year as compared to the first quarter of 2001. The Division continues to benefit from cost-containment initiatives, which included a hiring freeze and reduced travel and entertainment, that were implemented across the Division in the latter portion of last year's first quarter.

INTERACTIVE MEDIA
-----------------

         Interactive Media results improved $.7 million from a loss of $1.7 million in the first three months of 2001 to a loss of $1 million in the first quarter of 2002. This year-over-year progress was primarily the result of reduced losses from the Company's share of its equity investees. Additionally, a $.4 million increase in revenues was more than offset by a $.7 million rise in operating expenses as the Division incurred costs associated with the initial staffing of key positions which did not exist in the prior year. Increased revenues were driven by Classified advertising growth as classified up-sell arrangements have been adopted in most markets across the Division. The up-sell model generates an incremental revenue stream for the Division associated with the online posting of Classified advertising in newspapers.

         The Interactive Media Division has continued to grow and expand its operations since the Division's inception in January of 2001. This Division remains focused on new product development, securing and retaining high-quality personnel, invigorating revenues through sales initiatives, and enhancing content and design across all the Company's online enterprises.

INTANGIBLES AMORTIZATION EXPENSE
--------------------------------

         Acquisition intangibles amortization expense decreased from $15.1 million in the first quarter of 2001 to $2.9 million in the equivalent period of this year. This decrease was solely the result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets. The new standard requires continued recognition of goodwill and other intangibles as assets, but amortization for indefinite-lived intangible assets ceased upon adoption of the standard at the beginning of 2002. See Note 3 for a more detailed discussion and complete disclosures as required by SFAS No. 142.

INTEREST INCOME AND EXPENSE
---------------------------

         Interest expense decreased $.6 million from the equivalent year-ago period due to a $48 million decrease in average debt outstanding, which was partially mitigated by a slight increase in the effective interest rate.

         The Company uses interest rate swaps (where it pays a fixed rate and receives a floating rate) as part of an overall strategy to manage interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR, not to trade such instruments for profit or loss. During the first quarter of 2002, one of the Company's swaps with a $100 million notional amount matured. At quarter end, the Company had four interest rate swap agreements with notional amounts totaling $275 million, each with maturities of approximately twelve months. These interest rate swaps are cash flow hedges that effectively convert the covered portion of the Company's variable rate debt to fixed rate debt with a weighted average interest rate approximating 7.5%.

LIQUIDITY
---------

         Net cash generated from operating activities of $38.1 million (including substantial net collections of accounts receivable) in the first quarter was a primary source for $10.3 million for capital expenditures, $4.1 million for payment of dividends to stockholders, as well as $27 million for debt reduction.

          During 2001, the Company replaced its $1.2 billion revolving credit facility with a similar five-year $1 billion facility together with a universal shelf registration which provides for the issuance of combined public debt or equity totaling $1.2 billion (together the "Facilities"). The Company has issued

$200 million in senior notes under the shelf registration (see Note 11). The Facilities carry cross default provisions and covenants including an interest coverage ratio and a leverage ratio. A significant drop in the Company's EBITDA (a measure of cash earnings as defined in the agreements for the Facilities) or a large increase in the Company's debt level could make meeting the leverage ratio challenging. The Company was in compliance with all covenants at quarter end and expects to remain in compliance with them going forward. The Company believes that internally generated funds provided by operations together with the new Facilities are more than adequate to finance projected capital expenditures, dividends to stockholders and 2002 working capital needs. Additionally, the Company believes that the financial flexibility afforded by the Facilities will allow it to react quickly to opportunities that may arise if certain FCC regulations (see below) are eliminated or modified.

CURRENT DEVELOPMENTS
--------------------

         In the latter half of 2001, the FCC initiated proceedings to review and consider revisions to its rule barring common ownership of a broadcast television station and daily newspaper in the same market. More recently, in February 2002, a federal appeals court struck down a FCC rule prohibiting a company from owning a cable franchise and a broadcast television station in the same market. Additionally, it ordered the agency to justify or rewrite another rule barring a television network from owning stations whose aggregate audience covers more than 35% of the nation's homes. In April 2002, the same court ordered the FCC to justify its rule that bars companies from controlling more than one TV station in a market (the "duopoly rule"). This first-quarter activity may increase the likelihood that changes will occur in the FCC's newspaper/broadcast cross-ownership and duopoly restrictions, both of which affect the Company.

OUTLOOK
-------

         Many economic forecasts indicate that the economy will gain strength throughout 2002, altering the downward trend that began with the recession in 2001 and was exacerbated by the terrorist attacks. Some advertisers have remained cautious, and our Publishing Division revenues continue to reflect this apprehension. We are more confident about the return of advertisers within our Broadcast Division. Lower year-over-year newsprint prices are expected to benefit the Publishing Division's results; however, the Company also anticipates that these lower newsprint prices will produce losses from its investment in SPNC. Additionally, while the Interactive Media Division expects to produce strong year-over-year revenue growth as well as growth in traffic to our online enterprises, the remainder of 2002 will likely reflect the expense of building and expanding that Division.

         Perhaps the most exciting prospect for 2002 and beyond is the potential for the Company to capitalize if and when the FCC eliminates or modifies its newspaper/broadcast cross-ownership and duopoly regulations. This may enhance the Company's ability to further its convergence strategy in the Southeast and provide long-term value to shareholders.


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

                           PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MEDIA GENERAL, INC.



DATE: May 14, 2002             /s/ J. Stewart Bryan III
                               --------------------------------------------
                               J. Stewart Bryan III, Chairman, President and
                               Chief Executive Officer



DATE: May 14, 2002             /s/ Marshall N. Morton
                               --------------------------------------------
                               Marshall N. Morton
                               Senior Vice President and Chief Financial Officer