Form 10-K/A
period 2001-12-30
MEDIA GENERAL INC
filed 2002-06-26
CIK 216539

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

                  For the transition period ________ to _______

                           Commission File No. 1-6383

                               MEDIA GENERAL, INC.
             (Exact name of registrant as specified in its charter)

     The registrant hereby amends the following items, financial statements, exhibits or other portions of its 2001 Annual Report on Form 10-K as set forth in the pages attached hereto:

     Exhibits:
     Amended index to exhibits to the Media General, Inc., 2001 Annual Report on
          Form 10-K.

     Exhibit 99.1 Annual Report of the MG Advantage 401(k) Plan, on Form 11-K for the year ended December 31, 2001.

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

   23.1   Consent of Ernst & Young LLP, Independent Auditors, Richmond.

   23.2   Consent of Ernst & Young LLP, Independent Auditors, Atlanta.

   99.1 Annual Report of the MG Advantage 401(k) Plan, on Form 11-K for the year ended December 31, 2001.

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

                                                    MEDIA GENERAL, INC.
                                          --------------------------------------
                                                       (Registrant)


                                          By:  /s/ Marshall N. Morton
                                               ---------------------------------
                                               Marshall N. Morton
                                               Vice Chairman, Chief
                                               Financial Officer and Director

Date:  June 26, 2002