Form 10-Q
period 2002-06-30
MEDIA GENERAL INC
filed 2002-08-06
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(804) 649-6000
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 4, 2002.

Class A Common shares:	22,612,439
Class B Common shares:	556,574

MEDIA GENERAL, INC.

FORM 10-Q REPORT
June 30, 2002

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(000’s except shares)

	June 30, 2002	December 30, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,358	$9,137
Accounts receivable—net	102,538	112,431
Inventories	6,117	4,860
Other	27,852	36,610

Total current assets	146,865	163,038

Investments in unconsolidated affiliates	103,034	114,588
Other assets	77,118	71,308
Property, plant and equipment—net	376,408	385,916
Excess of cost over fair value of net identifiable assets of acquired businesses—net	832,004	933,957
FCC licenses and other intangibles—net	826,296	865,252

	$2,361,725	$2,534,059

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(000’s except shares)

	June 30, 2002	December 30, 2001
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,176	$19,909
Accrued expenses and other liabilities	80,320	80,588

Total current liabilities	99,496	100,497

Long-term debt	702,930	777,662
Deferred income taxes	354,029	350,854
Other liabilities and deferred credits	138,407	141,378
Stockholders’ equity:
Preferred stock ($5 cumulative convertible), par value $5 per share:
Authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 22,608,205 and 22,420,065 shares	113,041	112,100
Class B, authorized 600,000 shares; issued 556,574 shares	2,783	2,783
Additional paid-in capital	17,087	10,006
Accumulated other comprehensive loss	(14,112)	(21,013)
Unearned compensation	(6,143)	(6,780)
Retained earnings	954,207	1,066,572

Total stockholders’ equity	1,066,863	1,163,668

	$2,361,725	$2,534,059

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(000’s except for per share data)

	Second Quarter Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Revenues	$211,752	$205,747	$406,291	$404,628

Operating costs:
Production	85,758	88,499	172,305	179,074
Selling, general and administrative	68,381	67,655	134,865	137,313
Depreciation and amortization	16,892	28,569	33,531	57,899

Total operating costs	171,031	184,723	340,701	374,286

Operating income	40,721	21,024	65,590	30,342

Other income (expense):
Interest expense	(11,924)	(12,437)	(25,354)	(26,424)
Investment income (loss)—unconsolidated affiliates	(3,662)	7,307	(5,767)	17,205
Other, net	1,200	(3,463)	1,623	(3,014)

Total other expense	(14,386)	(8,593)	(29,498)	(12,233)

Income before income taxes and cumulative effect of change in accounting principle	26,335	12,431	36,092	18,109
Income taxes	10,073	4,735	13,805	7,063

Income before cumulative effect of change in accounting principle	16,262	7,696	22,287	11,046
Cumulative effect of change in accounting principle (net of income tax benefit of $12,188)	—	—	(126,336)	—

Net income (loss)	$16,262	$7,696	$(104,049)	$11,046

Earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$0.71	$0.34	$0.97	$0.49
Cumulative effect of change in accounting principle	—	—	(5.51)	—

Net income (loss)	$0.71	$0.34	$(4.54)	$0.49

Earnings (loss) per common share—assuming dilution:
Income before cumulative effect of change in accounting principle	$0.70	$0.33	$0.96	$0.48
Cumulative effect of change in accounting principle	—	—	(5.44)	—

Net income (loss)	$0.70	$0.33	$(4.48)	$0.48

Dividends paid per common share	$0.18	$0.17	$0.36	$0.34

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(000’s)

	Six Months Ended
	June 30, 2002	July 1, 2001
Operating activities:
Net income (loss)	$(104,049)	$11,046
Adjustments to reconcile net income (loss):
Cumulative effect of change in accounting principle	126,336	—
Depreciation and amortization	33,531	57,899
Deferred income taxes	5,993	(227)
Investment (income) loss—unconsolidated affiliates	5,767	(17,205)
Distribution from unconsolidated affiliate	4,100	—
Change in assets and liabilities:
Accounts receivable and inventories	9,137	12,085
Accounts payable, accrued expenses, and other liabilities	7,158	(6,310)
Other	4,123	3,073

Net cash provided by operating activities	92,096	60,361

Investing activities:
Capital expenditures	(15,795)	(21,210)
Purchases of businesses	(1,124)	(943)
Other investments	(746)	(4,614)
Other, net	58	4,117

Net cash used by investing activities	(17,607)	(22,650)

Financing activities:
Increase in debt	127,000	908,000
Payment of debt	(201,098)	(933,174)
Debt issuance costs	—	(9,177)
Stock repurchase	—	(2,120)
Dividends paid	(8,316)	(7,798)
Other, net	9,146	4,431

Net cash used by financing activities	(73,268)	(39,838)

Net increase (decrease) in cash and cash equivalents	1,221	(2,127)
Cash and cash equivalents at beginning of year	9,137	10,404

Cash and cash equivalents at end of period	$10,358	$8,277

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$24,510	$25,801
Income taxes (refund)	$(264)	$261

See accompanying notes.

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2001.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information, as well as an adjustment related to the adoption of a new accounting standard, have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following summary presents the Company’s unaudited consolidated net income (loss) and diluted earnings per share for the quarter and six months ended June 30, 2002, and its unaudited pro forma consolidated net income and diluted earnings per share for the quarter and six months ended July 1, 2001, as if SFAS No. 142’s amortization provisions had been in effect for the periods presented:

	Quarter Ended
(In thousands, except per share amounts)	June 30, 2002		July 1, 2001 (pro forma)
Reported net income	$16,262	$0.70	$7,696	$0.33
Add back:
Goodwill amortization (including assembled workforce)	—	—	5,218	0.23
FCC licenses and other intangibles amortization	—	—	3,310	0.15

Adjusted net income	$16,262	$0.70	$16,224	$0.71

	Six Months Ended
	June 30, 2002		July 1, 2001 (pro forma)

Reported income before cumulative effect of change in accounting principle	$22,287	$0.96	$11,046	$0.48
Add back:
Goodwill amortization (including assembled workforce)	—	—	10,435	0.46
FCC licenses and other intangibles amortization	—	—	6,620	0.29

Adjusted income before cumulative effect of change in accounting principle	22,287	0.96	28,101	1.23
Cumulative effect of change in accounting principle	(126,336)	(5.44)	—	—

Adjusted net income (loss)	$(104,049)	$(4.48)	$28,101	$1.23

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Presented below is the gross carrying amount and accumulated amortization for intangible assets as of June 30, 2002, and December 30, 2001:

	As of June 30, 2002		As of December 30, 2001
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets (including advertiser, programming and subscriber relationships):
Broadcast	$103,408	$31,577	$103,408	$27,277
Publishing	34,281	15,954	34,281	14,445
Interactive Media	2,289	48	—	—

Total	$139,978	$47,579	$137,689	$41,722

Indefinite-lived intangible assets:
Goodwill (including assembled workforce):
Broadcast	$195,173		$300,692
Publishing	636,831		636,831

Total goodwill	832,004		937,523
FCC license	558,021		570,217
Network affiliation	175,793		195,502
Trademarks	83		—

Total	$1,565,901		$1,703,242

The intangibles amortization expense for the quarter and year-to-date period ended June 30, 2002, was $3.0 million and $5.9 million, respectively; intangibles amortization expense for the quarter and year-to-date period ended July 1, 2001, was $15.1 million and $30.3 million, respectively. The estimated intangibles amortization expense for the remaining six months of this year is $6.1 million. Currently, estimated intangibles amortization expense is approximately $12 million each year through 2006, falling to approximately $11.5 million in 2007.

4.  In January 2001, The Denver Post and the Denver Rocky Mountain News finalized a Joint Operating Agreement (JOA). The Company has a 20% interest in The Denver Post Corporation (Denver). In 2001, the line item “Investment income (loss)—unconsolidated affiliates” on the accompanying Consolidated Condensed Statement of Operations includes a one-time gain of $6.1 million related to a cash payment received by Denver in conjunction with the formation of the JOA. That line item also includes start-up costs incurred by Denver related to the initial formation of the JOA.

5.  During the first quarter of 2002, the Company entered into new lease agreements whereby the owner, an unrelated third-party entity founded specifically for that purpose, borrowed approximately $100 million to refinance existing leased real estate facilities; the facilities are leased to the Company for a term of up to 5 years. The Company may cancel the leases by purchasing or arranging for the sale of the facilities. The Company has guaranteed recovery of approximately 85% of the owner’s cost.

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

6.  Concurrent with the September 2000 sale of Garden State Paper Company, the Company entered into a financial newsprint swap agreement with Enron North America Corporation (Enron). In late November 2001, the Company terminated the newsprint swap agreement for reasons including misrepresentations made by Enron at the time the contract was signed. Enron filed for bankruptcy shortly thereafter. The Company believes that no further payments are due by either party under the agreement. In late July 2002, the Company received a letter from Enron disputing the Company’s position. The Company continues to believe that its position is correct.

7.  The following table sets forth the Company’s current and prior-year financial performance by segment for 2002:

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total

Three Months Ended June 30, 2002
Consolidated revenues	$131,843	$77,582	$2,839	$(512)	$211,752

Segment operating cash flow	$39,296	$27,925	$(767)		$66,454
Allocated amounts:
Equity in net loss of unconsolidated affiliates	(203)		(381)		(584)
Depreciation and amortization	(7,052)	(5,488)	(310)		(12,850)

Segment profit (loss)	$32,041	$22,437	$(1,458)		53,020

Unallocated amounts:
Interest expense					(11,924)
Investment loss—SP Newsprint					(3,078)
Acquisition intangibles amortization					(2,952)
Corporate expense					(8,390)
Other					(341)

Consolidated income before income taxes					$26,335

Three Months Ended July 1, 2001
Consolidated revenues	$137,225	$66,630	$2,297	$(405)	$205,747

Segment operating cash flow	$37,604	$20,323	$(717)		$57,210
Allocated amounts:
Equity in net loss of unconsolidated affiliates	(770)		(862)		(1,632)
Write-off of investment			(2,323)		(2,323)
Depreciation and amortization	(7,045)	(5,095)	(217)		(12,357)

Segment profit (loss)	$29,789	$15,228	$(4,119)		40,898

Unallocated amounts:
Interest expense					(12,437)
Investment income—SP Newsprint					8,939
Acquisition intangibles amortization					(15,130)
Corporate expense					(8,453)
Other					(1,386)

Consolidated income before income taxes					$12,431

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total

Six Months Ended June 30, 2002
Consolidated revenues	$260,722	$141,010	$5,414	$(855)	$406,291

Segment operating cash flow	$75,134	$44,767	$(1,454)		$118,447
Allocated amounts:
Equity in net loss of unconsolidated affiliates	(772)		(413)		(1,185)
Depreciation and amortization	(14,055)	(10,832)	(608)		(25,495)

Segment profit (loss)	$60,307	$33,935	$(2,475)		91,767

Unallocated amounts:
Interest expense					(25,354)
Investment loss—SP Newsprint					(4,582)
Acquisition intangibles amortization					(5,857)
Corporate expense					(17,567)
Other					(2,315)

Consolidated income before income taxes and cumulative effect of change in accounting principle					$36,092

Six Months Ended July 1, 2001
Consolidated revenues	$274,231	$126,767	$4,492	$(862)	$404,628

Segment operating cash flow	$72,828	$33,737	$(1,213)		$105,352
Allocated amounts:
Equity in net income (loss) of unconsolidated affiliates	3,964		(1,858)		2,106
Write-off of investment			(2,323)		(2,323)
Depreciation and amortization	(14,381)	(10,679)	(406)		(25,466)

Segment profit (loss)	$62,411	$23,058	$(5,800)		79,669

Unallocated amounts:
Interest expense					(26,424)
Investment income—SP Newsprint					15,099
Acquisition intangibles amortization					(30,258)
Corporate expense					(17,627)
Other					(2,350)

Consolidated income before income taxes					$18,109

8.  The following table sets forth the computation of basic and diluted earnings per share prior to the cumulative effect of change in accounting principle:

	Quarter Ended June 30, 2002			Quarter Ended July 1, 2001
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$16,262	22,962	$0.71	$7,696	22,716	$0.34

Effect of dilutive securities
Stock options		247			135
Restricted stock and other	(13)	125		(17)	115

Diluted EPS
Income available to common stockholders plus assumed conversions	$16,249	23,334	$0.70	$7,679	22,966	$0.33

	Six Months Ended June 30, 2002			Six Months Ended July 1, 2001
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income before cumulative effect of change in accounting principle available to common stockholders	$22,287	22,896	$0.97	$11,046	22,691	$0.49

Effect of dilutive securities
Stock options		203			130
Restricted stock and other	(27)	116		(36)	109

Diluted EPS
Income before cumulative effect of change in accounting principle available to common stockholders plus assumed conversions	$22,260	23,215	$0.96	$11,010	22,930	$0.48

9.  The Company’s comprehensive income consisted of the following:

	Quarter Ended		Six Months Ended
(In thousands)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Net income (loss)	$16,262	$7,696	$(104,049)	$11,046
Cumulative effect of adoption of SFAS No. 133 (net of deferred taxes)	—	—	—	3,570
Unrealized gain (loss) on derivative contracts (net of deferred taxes)	612	(11,601)	3,803	(17,621)
Unrealized gain on equity securities (net of deferred taxes)	621	3,918	3,098	3,582

Comprehensive income (loss)	$17,495	$13	$(97,148)	$577

10.  The Company has a one-third partnership interest in SP Newsprint Company (SPNC), a domestic newsprint manufacturer which also pays licensing fees to the Company. Summarized financial information for the Company’s investment in SPNC, accounted for by the equity method, follows:

(In thousands)	June 30, 2002	December 30, 2001
Current assets	$98,431	$113,916
Noncurrent assets	531,371	529,756
Current liabilities	77,539	80,163
Noncurrent liabilities	272,047	255,579

	Quarter Ended		Six Months Ended
(In thousands)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Net sales	$94,971	$126,945	$190,686	$253,290
Gross profit (loss)	(502)	37,201	4,781	67,859
Net income (loss)	(9,233)	26,816	(13,672)	46,181
Company’s equity in net income (loss)	(3,078)	8,939	(4,582)	15,099

On a combined basis excluding SPNC, in the second quarter of 2002 the Company’s unconsolidated affiliates’ sales were $5.1 million while the gross loss was $1.6 million; net loss was $2.2 million for which the Company recognized a loss of $.6 million. In the year-to-date period June 30, 2002 the Company’s unconsolidated affiliates’ sales were $10.1 million while the gross loss was $3.2 million; net loss was $6.6 million for which the Company recognized a loss of $1.2 million. Their combined current assets, noncurrent assets, current liabilities, and noncurrent liabilities were $6.4 million, $138 million, $.7 million, $90.1 million, respectively, at June 30, 2002.

11.  In August 2001, the Company filed a universal shelf registration for combined public debt or equity securities totaling up to $1.2 billion. The Company’s subsidiaries currently guarantee the debt securities issued from the shelf. These guarantees are full and unconditional and on a joint and several basis. The following financial information presents condensed consolidating balance sheets, statements of operations, and statements of cash flows for the parent company, and the Guarantor Subsidiaries, together with certain eliminations.

MEDIA GENERAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2002
(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$5,646	$4,712	$—	$10,358
Accounts receivable, net	—	102,538	—	102,538
Inventories	2	6,115	—	6,117
Other	41,429	45,723	(59,300)	27,852

Total current assets	47,077	159,088	(59,300)	146,865

Investments in unconsolidated affiliates	9,629	93,405	—	103,034
Investments in and advances to subsidiaries	1,804,781	703,357	(2,508,138)	—
Other assets	38,885	38,233	—	77,118
Property, plant and equipment, net	19,684	356,724	—	376,408
Excess of cost over fair value of net identifiable assets of acquired businesses, net	—	832,004	—	832,004
FCC licenses and other intangibles, net	—	826,296	—	826,296

Total assets	$1,920,056	$3,009,107	$(2,567,438)	$2,361,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,743	$10,433	$—	$19,176
Accrued expenses and other liabilities	63,389	76,237	(59,306)	80,320

Total current liabilities	72,132	86,670	(59,306)	99,496

Long-term debt	702,930	—	—	702,930
Deferred income taxes	(47,461)	401,490	—	354,029
Other liabilities and deferred credits	127,458	10,949	—	138,407
Stockholders’ equity
Common stock	115,824	4,872	(4,872)	115,824
Additional paid-in capital	17,087	2,027,672	(2,027,672)	17,087
Accumulated other comprehensive income (loss)	(15,978)	1,866	—	(14,112)
Unearned compensation	(6,143)	—	—	(6,143)
Retained earnings	954,207	475,588	(475,588)	954,207

Total stockholders’ equity	1,064,997	2,509,998	(2,508,132)	1,066,863

Total liabilities and stockholders’ equity	$1,920,056	$3,009,107	$(2,567,438)	$2,361,725

MEDIA GENERAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 30, 2001
(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$4,382	$4,755	$—	$9,137
Accounts receivable, net	—	112,431	—	112,431
Inventories	1	4,859	—	4,860
Other	38,473	58,902	(60,765)	36,610

Total current assets	42,856	180,947	(60,765)	163,038

Investments in unconsolidated affiliates	10,401	104,187	—	114,588
Investments in and advances to subsidiaries	1,985,287	609,248	(2,594,535)	—
Other assets	36,676	34,632	—	71,308
Property, plant and equipment, net	19,896	366,020	—	385,916
Excess of cost over fair value of net identifiable assets of acquired businesses, net	—	933,957	—	933,957
FCC licenses and other intangibles, net	—	865,252	—	865,252

Total assets	$2,095,116	$3,094,243	$(2,655,300)	$2,534,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,997	$10,912	$—	$19,909
Accrued expenses and other liabilities	61,846	79,513	(60,771)	80,588

Total current liabilities	70,843	90,425	(60,771)	100,497

Long-term debt	776,923	739	—	777,662
Deferred income taxes	(46,561)	397,415	—	350,854
Other liabilities and deferred credits	129,365	12,013	—	141,378
Stockholders’ equity
Common stock	114,883	4,872	(4,872)	114,883
Additional paid-in capital	10,006	2,024,639	(2,024,639)	10,006
Accumulated other comprehensive loss	(20,135)	(878)	—	(21,013)
Unearned compensation	(6,780)	—	—	(6,780)
Retained earnings	1,066,572	565,018	(565,018)	1,066,572

Total stockholders’ equity	1,164,546	2,593,651	(2,594,529)	1,163,668

Total liabilities and stockholders’ equity	$2,095,116	$3,094,243	$(2,655,300)	$2,534,059

MEDIA GENERAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Six months Ended June 30, 2002
(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$77,893	$460,791	$(132,393)	$406,291
Operating costs:
Production	—	172,305	—	172,305
Selling, general and administrative	74,034	193,224	(132,393)	134,865
Depreciation and amortization	2,179	31,352	—	33,531

Total operating costs	76,213	396,881	(132,393)	340,701

Operating income	1,680	63,910	—	65,590

Operating income (expense):
Interest expense	(25,324)	(30)	—	(25,354)
Investment loss—unconsolidated affiliates	(772)	(4,995)	—	(5,767)
Investment loss—consolidated affiliates	(89,430)	—	89,430	—
Other, net	1,807	(184)	—	1,623

Total other income (expense)	(113,719)	(5,209)	89,430	(29,498)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(112,039)	58,701	89,430	36,092
Income tax expense (benefit)	(7,990)	21,795	—	13,805

Income (loss) before cumulative effect of change in accounting principle	(104,049)	36,906	89,430	22,287
Cumulative effect of change in accounting principle	—	(126,336)	—	(126,336)

Net income (loss)	(104,049)	(89,430)	89,430	(104,049)
Other comprehensive income (net of tax)	4,158	2,743	—	6,901

Comprehensive income (loss)	$(99,891)	$(86,687)	$89,430	$(97,148)

MEDIA GENERAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Six months Ended July 1, 2001
(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$77,481	$464,448	$(137,301)	$404,628

Operating costs:
Production	—	179,074	—	179,074
Selling, general and administrative	76,982	197,632	(137,301)	137,313
Depreciation and amortization	2,175	55,724	—	57,899

Total operating costs	79,157	432,430	(137,301)	374,286

Operating income (loss)	(1,676)	32,018	—	30,342

Operating income (expense):
Interest expense	(26,377)	(47)	—	(26,424)
Investment income—unconsolidated affiliates	3,964	13,241	—	17,205
Investment income (loss)—consolidated affiliates	24,189	—	(24,189)	—
Other, net	(363)	(2,651)	—	(3,014)

Total other income (expense)	1,413	10,543	(24,189)	(12,233)

Income (loss) before income taxes	(263)	42,561	(24,189)	18,109
Income tax expense (benefit)	(11,309)	18,372	—	7,063

Net income (loss)	11,046	24,189	(24,189)	11,046
Other comprehensive income (loss) (net of tax)	(14,051)	3,582	—	(10,469)

Comprehensive income (loss)	$(3,005)	$27,771	$(24,189)	$577

MEDIA GENERAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six months Ended June 30, 2002
(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Media General Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$76,620	$15,476	$92,096
Cash flows from investing activities:
Capital expenditures	(1,108)	(14,687)	(15,795)
Purchase of business	(1,124)	—	(1,124)
Other investments	—	(746)	(746)
Other, net	39	19	58

Net cash used by investing activities	(2,193)	(15,414)	(17,607)

Cash flows from financing activities:
Increase in debt	127,000	—	127,000
Repayment of debt	(200,993)	(105)	(201,098)
Cash dividends paid	(8,316)	—	(8,316)
Other, net	9,146	—	9,146

Net cash used by financing activities	(73,163)	(105)	(73,268)

Net increase (decrease) in cash and cash equivalents	1,264	(43)	1,221
Cash and cash equivalents at beginning of year	4,382	4,755	9,137

Cash and cash equivalents at end of period	$5,646	$4,712	$10,358

MEDIA GENERAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six months Ended July 1, 2001
(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Media General Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$41,472	$18,889	$60,361
Cash flows from investing activities:
Capital expenditures	(4,335)	(16,875)	(21,210)
Purchase of business	(943)	—	(943)
Other, net	4,049	(4,546)	(497)

Net cash used by investing activities	(1,229)	(21,421)	(22,650)

Cash flows from financing activities:
Increase in debt	908,000	—	908,000
Repayment of debt	(933,000)	(174)	(933,174)
Debt issuance costs	(9,177)	—	(9,177)
Stock repurchase	(2,120)	—	(2,120)
Cash dividends paid	(7,798)	—	(7,798)
Other, net	4,431	—	4,431

Net cash used by financing activities	(39,664)	(174)	(39,838)

Net increase (decrease) in cash and cash equivalents	579	(2,706)	(2,127)
Cash and cash equivalents at beginning of year	4,091	6,313	10,404

Cash and cash equivalents at end of period	$4,670	$3,607	$8,277

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Media General is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, television stations, interactive media and diversified information services.

The Company’s fiscal year ends on the last Sunday in December.

RESULTS OF OPERATIONS

Second quarter and year-to-date results were substantially impacted by the January 2002 adoption of SFAS No. 142, Goodwill and Other Intangible Assets, which established a new accounting standard for goodwill and certain other indefinite-lived intangible assets acquired in a business combination (see Note 3 for a further discussion). As a result of this standard, the Company incurred a $126.3 million after-tax impairment charge ($5.51 per share, or $5.44 per share—assuming dilution) that was recorded as a cumulative effect of change in accounting principle in this year’s first quarter. Had this statement been in effect last year and excluding the one-time impairment charge resulting from adoption of the statement, comparative results in the second quarter would have remained essentially level and declined $5.8 million in the year to date as shown below:

Impact of SFAS No. 142

	Quarter Ended		Six Months Ended
(In thousands)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Net income (loss)	$16,262	$7,696	$(104,049)	$11,046
Adjustments:
Nonamortizing goodwill and intangibles	—	8,528	—	17,055
Cumulative effect of change in accounting principle	—	—	126,336	—

Income as adjusted	$16,262	$16,224	$22,287	$28,101

Excluding the effect of SFAS No. 142 as shown above, net income in the second quarter of 2002 remained essentially flat due to strong performances by the Company’s operating segments, on the one hand, which generated a $12.1 million (30%) increase in operating profits in the quarter that was offset, on the other hand, by the Company’s share of SP Newsprint’s (SPNC) results decreased $12 million—from income of $8.9 million to a loss of $3.1 million. SPNC struggled in the quarter due to dramatically reduced newsprint selling prices, and to a much lesser degree, increased production costs. While segment operating results improved across all three divisions, the Broadcast Division continued its exceptional performance with a 47% increase over the prior-year’s second quarter.

The $5.8 million year-over-year decline, as shown in the chart above, was primarily attributable to a $19.7 million drop in the Company’s share of SPNC’s results (from income of $15.1 million in the first half of 2001 to a loss of $4.6 million this year) due to depressed newsprint selling prices. A $12.1 million (15%) rise in segment operating profits only partially offset SPNC’s lackluster performance. As in the quarter, Broadcast was up 47% in the current year due to strong revenues in all advertising categories. Publishing was down 3.4% from the year-ago period due primarily to a prior-year $6.1 million one-time gain associated with the formation of the joint-operating agreement (JOA) that was included in the Company’s share of last year’s Denver Post (Denver) results. Absent this prior-year gain, Publishing results rose 7.1% due to the Division’s continued cost-containment efforts. Interactive Media performance improved 57% from last year as a loss of $5.8 million was reduced to a loss of $2.5 million due to decreased losses and write-offs associated with its equity investees.

The Company’s results were significantly influenced by deflated newsprint prices in both the second quarter and first half of this year. While lower newsprint prices certainly benefited the Publishing Division, the Company is a net producer of newsprint by virtue of its investment in SPNC. The Company’s share of SPNC’s annual production is approximately 330,000 tons, which is more than twice the approximate 150,000 ton annual consumption of its newspapers. Consequently, each $1/ton change in newsprint selling price affects the Company’s net income by approximately $120 thousand. The following graph illustrates the steady descent of newsprint prices over the last twelve-month period:

PUBLISHING

Operating income for the Publishing Division increased $2.3 million (7.6%) in the second quarter of 2002 and decreased $2.1 million in the first half of 2002 from the comparable 2001 periods; excluding the 2001 one-time gain related to the formation of the Denver JOA, operating income rose $4 million (7.1%) in the first six months of 2002. This was accomplished through cost control measures as revenues were down in both the quarter and year to date.

As illustrated by the following chart: Retail and National advertising revenues were down in both the second quarter and first half of this year; Preprints showed improvement in both periods; and Classified was down in the year to date, but gained traction in the second quarter by remaining essentially flat with the prior-year’s equivalent quarter for the first time in over a year. Weakened economic conditions produced declines of 3.9% and 4.9% in Publishing revenues in the second quarter and first six months, respectively, as most advertisers remain cautious. Retail was down in most major categories, while National struggled due primarily to lower advertising levels in the automotive and telecommunications categories. Classified revenues were down in the year to date as a result of weak employment advertising rooted in the first quarter’s poor performance; the second quarter was in essence even with 2001’s second quarter as automotive advertising gained ground at many of the

Company’s newspapers. Preprint revenues climbed due primarily to improved volumes at the metropolitan newspapers.

Publishing Segment operating expenses decreased $6.8 million and $16 million in the second quarter and first half of this year from the equivalent 2001 periods. These decreases were driven by drops of $6.1 million (32.8%) and $11.4 million (30.3%) in newsprint expense. In the quarter, a $169 per short ton average price decline led to a $5.4 million price variance and combined with a $.7 million consumption variance to produce the savings; in the year to date, a $145 per short ton average price decline resulted in a $9.4 million price variance and combined with a $2 million consumption variance to generate the newsprint expense reduction. Also impacting division-wide operating costs was lower bad debt expense as collection experience was favorable. Cost-containment initiatives, which included hiring freezes and reduced travel and entertainment expenditures, put in place during the latter part of the first quarter of 2001 continued to be successful in producing reduced year-over-year expenses.

In the quarter, results from the Company’s share of the Denver affiliate improved $.6 million from a loss of $.8 million in 2001’s second quarter to a loss of $.2 million in this year’s second quarter. Excluding the one-time 2001 gain from the formation of the JOA, the Company’s share of Denver’s results improved $1.4 million, from a loss of $2.2 million in the first half of last year to a loss of $.8 million in the current year. In the quarter, an 11% decline in operating expenses (due primarily to a drop in newsprint and marketing expenses) combined with a modest increase in revenues to produce the favorable quarter-over-quarter comparative results. In the year to date, a 14% decline in operating expenses (again due primarily to a drop in newsprint and marketing expenses) more than offset a 7% reduction in revenue (driven by weak Classified and Retail advertising) to generate the improved year-over-year comparative results.

BROADCAST

Television operating income rose $7.2 million (47%) and $10.9 (47%) in the second quarter and first half of this year compared to the equivalent periods of 2001. Revenues increased $11 million and $14.2 million while operating expenses rose $3.8 million and $3.3 million in the quarter and year to date. The following chart illustrates the Division’s improvement across all categories of advertising. Both Local and National advertising benefited strongly from the Winter Olympics and increased NCAA basketball tournament revenues in the year to date. Local advertising increased on the strength of the automotive and services categories, while higher National advertising was driven by the automotive, corporate and political categories. Political advertising rose sharply due to increased local issues spending and certain gubernatorial and congressional elections.

The Broadcast Division’s revenue growth continued to exceed that of the industry, reflecting effective pricing and management of available advertising time, a consolidated and focused national sales representative group, the development of new local advertising initiatives, and higher advertising shares from existing clients (the result of improved ratings). According to the Television Bureau of Advertising (a not-for-profit trade association of America’s broadcast television industry), time sales across the broadcast industry have increased 2.2% year to date as of May 2002 as compared to the equivalent prior-year period; this compares to the Company’s 9.3% increase. National and Local advertising growth for the Company was 13.6% and 6.7%, respectively, compared to the industry’s growth of 5.3% and .4%.

Operating expenses increased $3.8 million and $3.3 million in the second quarter and first half of this year as compared to the equivalent 2001 periods. These increases were primarily attributable to a 6.8% and a 4% rise in the quarter and year to date in employee compensation and benefit costs due in large part to higher commissions and incentive bonuses associated with increased time sales, combined with increased health care costs. The Division continues to benefit from cost-containment initiatives, which included a hiring freeze and reduced travel and entertainment that were implemented across the Division in the latter portion of last year’s first quarter.

INTERACTIVE MEDIA

Interactive Media results improved $2.7 million from a loss of $4.1 million in the second quarter of 2001 to a loss of $1.4 million in the equivalent quarter of 2002; results in the year to date improved $3.3 million from a loss of $5.8 million in the first half of 2001 to a reduced loss of $2.5 million in the first six months of 2002. This progress was primarily the result of $2.8 million and $3.8 million of reduced losses and write-offs from the Company’s share of its equity investees in the quarter and year to date. However, a $.5 million and $.9 million increase in revenues was more than offset by a $.6 million and $1.4 million rise in operating expenses as the Division incurred costs associated with the initial staffing of key positions which did not exist in the prior-year equivalent periods. Increased revenues were driven by Classified advertising growth as classified up-sell arrangements have been adopted in most markets across the Division. The up-sell model generates an incremental revenue stream for the Division associated with the online posting of Classified advertising from newspapers.

The Interactive Media Division has continued to grow and expand its operations since the Division’s inception in January of 2001. In June of this quarter, the Company acquired Boxerjam, a provider of multiplayer online interactive game shows. This investment, while not material, should enhance interactive content as well as establish revenue streams from subscriptions and paid content. The Division remains focused on new product development, securing and retaining high-quality personnel, invigorating revenues through sales initiatives, and enhancing content and design across all the Company’s online enterprises.

INTANGIBLES AMORTIZATION EXPENSE

Acquisition intangibles amortization expense decreased $12.2 million and $24.4 million in the second quarter and first half of 2002. This decrease was solely the result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets. The new standard requires continued recognition of goodwill and other intangibles as assets, but amortization for indefinite-lived intangible assets ceased upon adoption of the standard at the beginning of 2002. See Note 3 for a more detailed discussion.

INTEREST EXPENSE

Interest expense decreased $.5 million and $1.1 million in the quarter and year to date from the equivalent year-ago periods due to declines of $66 million and $57 million in average debt outstanding, which was partially mitigated by a slight increase in the effective interest rate.

The Company uses interest rate swaps (where it pays a fixed rate and receives a floating rate) as part of an overall strategy to manage interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR, not to trade such instruments for profit or loss. During the first quarter of 2002, one of the Company’s swaps with a notional amount of $100 million matured. At the end of the second quarter, the Company had four interest rate swap agreements with notional amounts totaling $275 million and maturities from February to March of 2003. These interest rate swaps are cash flow hedges that effectively convert the covered portion of the Company’s variable rate debt to fixed rate debt with a weighted average interest rate approximating 7.5%. Following the end of the second quarter this year, the Company entered into four additional interest rate swap agreements with notional amounts of $50 million each, which will become effective as existing swaps expire in February and March of 2003. These new swaps will continue to convert $200 million of variable rate borrowing to fixed rate and, when they become effective, will result in savings of approximately 275 basis points from current swapped rates on $200 million of debt.

LIQUIDITY

Net cash generated from operating activities of $92.1 million (including substantial net collections of accounts receivable) in the first half of 2002 was the primary source of funds for $15.8 million for capital expenditures, $8.3 million for payment of dividends to stockholders, and nearly $75 million for debt reduction.

During 2001, the Company replaced its $1.2 billion revolving credit facility with a similar five-year $1 billion facility together with a universal shelf registration which provides for the issuance of combined public debt or equity totaling $1.2 billion (together the “Facilities”). The Company has issued $200 million in senior notes under the shelf registration (see Note 11). The Facilities carry cross-default provisions and covenants including an interest coverage ratio and a leverage ratio. A significant drop in the Company’s EBITDA (a measure of cash earnings as defined in the agreements for the Facilities) or a large increase in the Company’s debt level could make meeting the leverage ratio challenging. The Company was in compliance with all covenants at quarter end and expects to remain in compliance with them going forward. The Company believes that internally generated funds provided by operations together with the new Facilities are more than adequate to finance projected capital expenditures, dividends to stockholders and working capital needs. Additionally, the Company believes that the financial flexibility afforded by the Facilities will allow it to react quickly to other strategic opportunities, including those that may arise if certain FCC regulations (see below) are eliminated or modified.

CURRENT DEVELOPMENTS

In the latter half of 2001, the FCC initiated proceedings to review and consider revisions to its rule barring common ownership of a broadcast television station and daily newspaper in the same market. More recently, in February 2002, a federal appeals court struck down an FCC rule prohibiting a company from owning a cable franchise and a broadcast television station in the same market. Additionally, it ordered the agency to justify or rewrite another rule barring a television network from owning stations whose aggregate audience covers more than 35% of the nation’s homes. In April 2002, the same court ordered the FCC to justify its rule that bars companies from controlling more than one TV station in a market (the “duopoly rule”). The FCC has recently indicated that it will consider all of these issues in an omnibus proceeding to be initiated this fall. The Commission has stated nonetheless that it expects to rule on newspaper/broadcast cross-ownership by the end of the first quarter of 2003, and it is anticipated that the rule will be modified or eliminated.

OUTLOOK

Many economic forecasts indicate that the economy will gain strength throughout the remainder of 2002, softening the downward trend that began with the recession in 2001 and was exacerbated by the terrorist attacks. Some advertisers have remained cautious, and our Publishing Division revenues continue to reflect this apprehension. We fully expect that our Broadcast Division will continue to meaningfully exceed its prior-year levels with the return of advertisers throughout the industry and the positive impact of political advertising. Lower year-over-year newsprint prices are expected to benefit the Publishing Division’s results; however, the Company also anticipates that these lower newsprint prices will adversely affect the profitability of its investment in SPNC and thus will adversely impact the Company’s bottom line. Additionally, while the Interactive Media Division expects to produce strong year-over-year revenue growth as well as growth in traffic to its online enterprises, the remainder of 2002 will likely reflect the expense of building and expanding that Division.

The Company believes it is well positioned to take advantage of new opportunities that may arise, including those that would ensue if the FCC modifies or eliminates its newspaper/broadcast cross-ownership prohibition.

* * * * * *

Certain statements in this Form 10-Q that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to the impact of the Internet, the Company’s expectations regarding newsprint prices, advertising levels and broadcast ratings. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends” and similar statements, are made as of the date of this report and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

Some significant factors that could affect actual results include: changes in advertising demand, the availability and pricing of newsprint, changes in interest rates, regulatory rulings and the effects of acquisitions, investments or dispositions on the Company’s results of operations and its financial condition.

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Media General, Inc., was held on May 24, 2002, for the purpose of electing a board of directors.

Each nominee for director was elected by the following vote:

	Class A Shares Voted “FOR”	Class A Shares Voted “WITHHELD”
Class A Directors
Charles A. Davis	14,206,351	7,090,699
Robert V. Hatcher, Jr.	14,198,530	7,098,490
John G. Medlin, Jr.	14,212,122	7,084,898

	Class B Shares Voted “FOR”	Class B Shares Voted “WITHHELD”
Class B Directors
O. Reid Ashe, Jr.	554,434	—
J. Stewart Bryan III	554,434	—
Marshall N. Morton	554,434	—
Thompson L. Rankin	554,434	—
Wyndham Robertson	554,434	—
Henry L. Valentine, II	554,434	—
Walter E. Williams	554,434	—

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

99.1	Chief Executive Officer Certification

99.2	Chief Financial Officer Certification

(b)   Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

By:	/s/ J. STEWART BRYAN III
J. Stewart Bryan III, Chairman and Chief Executive Officer

DATE:    August 6, 2002

MEDIA GENERAL, INC.

By:	/s/ MARSHALL N. MORTON
Marshall N. Morton Vice Chairman and Chief Financial Officer

DATE:    August 6, 2002