Form 10-Q
period 2002-09-29
MEDIA GENERAL INC
filed 2002-11-12
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2002 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 1-6383 MEDIA GENERAL, INC. (Exact name of registrant as specified in its charter)
Commonwealth of Virginia (State or other jurisdiction of incorporation or organization) 333 E. Franklin St., Richmond, VA (Address of principal executive offices)	54-0850433 (I.R.S. Employer Identification No.) 23219 (Zip Code)

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

Yes No X
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 3, 2002
Class A Common shares: 22,641,175 Class B Common shares: 555,992

MEDIA GENERAL, INC.

FORM 10-Q REPORT
September 29, 2002

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s except shares)

	(Unaudited)
	September 29,	December 30,
	2002	2001

ASSETS

Current assets:
Cash and cash equivalents	$10,198	$9,137
Accounts receivable - net	97,591	112,431
Inventories	6,103	4,860
Other	38,202	36,610

Total current assets	152,094	163,038

Investments in unconsolidated affiliates	98,171	114,588

Other assets	73,758	71,308

Property, plant and equipment - net	373,794	385,916

Excess of cost over fair value of net identifiable assets
of acquired businesses - net	832,004	933,957

FCC licenses and other intangibles - net	823,261	865,252

	$2,353,082	$2,534,059

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s except shares)

	(Unaudited)
	September 29,	December 30,
	2002	2001

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$25,249	$19,909
Accrued expenses and other liabilities	92,617	80,588
Income taxes payable	1,331	—

Total current liabilities	119,197	100,497

Long-term debt	672,934	777,662

Deferred income taxes	354,123	350,854

Other liabilities and deferred credits	138,539	141,378

Stockholders’ equity:
Preferred stock ($5 cumulative convertible),
par value $5 per share:
Authorized 5,000,000 shares;
none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued
22,613,360 and 22,420,065 shares	113,067	112,100
Class B, authorized 600,000 shares; issued
556,574 shares	2,783	2,783
Additional paid-in capital	17,245	10,006
Accumulated other comprehensive loss	(14,358)	(21,013)
Unearned compensation	(5,825)	(6,780)
Retained earnings	955,377	1,066,572

Total stockholders’ equity	1,068,289	1,163,668

	$2,353,082	$2,534,059

See accompanying notes.

MEDIA GENERAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(000’s except for per share data)

	Third Quarter Ended		Nine Months Ended

	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2002	2001	2002	2001

Revenues	$201,153	$193,052	$607,444	$597,680

Operating costs:
Production	86,518	89,197	258,823	268,271
Selling, general and administrative	68,138	61,252	203,003	198,565
Depreciation and amortization	16,649	28,470	50,180	86,369

Total operating costs	171,305	178,919	512,006	553,205

Operating income	29,848	14,133	95,438	44,475

Other income (expense):
Interest expense	(11,607)	(13,948)	(36,961)	(40,372)
Investment income (loss) - unconsolidated affiliates	(4,423)	3,246	(10,190)	20,451
Other, net	2,562	(4,247)	4,185	(7,261)

Total other expense	(13,468)	(14,949)	(42,966)	(27,182)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	16,380	(816)	52,472	17,293
Income taxes	6,869	200	20,674	7,263

Income (loss) from continuing operations before cumulative effect of change in accounting principle	9,511	(1,016)	31,798	10,030
Gain on sale of operations (net of tax)	—	280	—	280
Cumulative effect of change in accounting principle (net of income tax benefit of $12,188)	—	—	(126,336)	—

Net income (loss)	$9,511	$(736)	$(94,538)	$10,310

Earnings (loss) per common share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.41	$(0.04)	$1.39	$0.44
Income from discontinued operations	—	0.01	—	0.01
Cumulative effect of change in accounting principle	—	—	(5.51)	—

Net income (loss)	$0.41	$(0.03)	$(4.12)	$0.45

Earnings (loss) per common share - assuming dilution:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.41	$(0.04)	$1.37	$0.44
Income from discontinued operations	—	0.01	—	0.01
Cumulative effect of change in accounting principle	—	—	(5.44)	—

Net income (loss)	$0.41	$(0.03)	$(4.07)	$0.45

Dividends paid per common share	$0.18	$0.17	$0.54	$0.51

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)
(000’s)

	Nine Months Ended

	September 29,	September 30,
	2002	2001

Operating activities:

Net income (loss)	$(94,538)	$10,310

Adjustments to reconcile net income (loss):
Cumulative effect of change in accounting principle	126,336	—
Depreciation and amortization	50,180	86,369
Deferred income taxes	9,505	1,781
Investment (income) loss - unconsolidated affiliates	10,190	(20,451)
Distribution from unconsolidated affiliate	4,100	—
Gain on disposition of Garden State Paper	—	(280)
Write-down of investments	1,160	4,149
Change in assets and liabilities:
Accounts receivable and inventories	14,097	17,094
Accounts payable, accrued expenses, and
other liabilities	10,008	(11,475)
Other	351	3,352

Net cash provided by operating activities	131,389	90,849

Investing activities:
Capital expenditures	(25,869)	(39,656)
Purchases of businesses	(1,124)	(1,752)
Other investments	(1,509)	(4,764)
Other, net	5,432	4,147

Net cash used by investing activities	(23,070)	(42,025)

Financing activities:
Increase in debt	184,000	1,182,882
Payment of debt	(288,094)	(1,213,261)
Debt issuance costs	—	(12,048)
Stock repurchase	—	(2,120)
Dividends paid	(12,486)	(11,702)
Other, net	9,322	5,044

Net cash used by financing activities	(107,258)	(51,205)

Net increase (decrease) in cash and cash equivalents	1,061	(2,381)
Cash and cash equivalents at beginning of year	9,137	10,404

Cash and cash equivalents at end of period	$10,198	$8,023

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$35,250	$39,164
Income taxes	$619	535

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

     3. Effective with the beginning of the year, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. This statement establishes a new accounting standard for goodwill and certain other indefinite-lived intangible assets. It also establishes a new method of testing those assets for value impairment. It continues to require recognition of these items as assets but amortization as previously required by APB Opinion No. 17, Intangible Assets, ceased upon adoption in fiscal 2002. It also requires that these assets be separately tested for impairment annually, or more frequently if impairment indicators arise, at the reporting unit level using a fair-value-based approach. A reporting unit is defined as an operating segment or one level below an operating segment. The provisions of this statement apply not only to balances arising from acquisitions completed after June 30, 2001, but also to the unamortized balances at the date of adoption. Intangible assets that have finite lives will continue to be amortized over their useful life.

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

          The following summary presents the Company’s unaudited consolidated net income (loss) and diluted earnings per share for the quarter and nine months ended September 29, 2002, and its unaudited pro forma consolidated net income and diluted earnings per share for the quarter and nine months ended September 30, 2001, as if SFAS No. 142’s amortization provisions had been in effect for the periods presented:

	Quarter Ended

(In thousands, except per share amounts)	September 29, 2002		September 30, 2001 (pro forma)

Reported net income (loss)	$9,511	$0.41	$(736)	$(0.03)
Add back:
Goodwill amortization (including
assembled workforce)	—	—	5,213	0.22
FCC licenses and other intangibles
amortization	—	—	3,305	0.14

Adjusted net income	$9,511	$0.41	$7,782	$0.33

	Nine Months Ended

	September 29, 2002		September 30, 2001
			(pro forma)

Reported income before cumulative effect
of change in accounting principle	$31,798	$1.37	$10,310	$0.45
Add back:
Goodwill amortization (including
assembled workforce)	—	—	15,648	0.68
FCC licenses and other intangibles
amortization	—	—	9,925	0.43

Adjusted income before cumulative effect
of change in accounting principle	31,798	1.37	35,883	1.56
Cumulative effect of change in accounting
principle	(126,336)	(5.44)	—	—

Adjusted net income (loss)	$(94,538)	$(4.07)	$35,883	$1.56

        Presented below is the gross carrying amount and accumulated amortization for intangible assets as of September 29, 2002, and December 30, 2001:

	As of September 29, 2002		As of December 30, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization

Amortizing intangible assets
(including advertiser,
programming and subscriber
relationships):
Broadcast	$103,408	$33,727	$103,408	$27,277
Publishing	34,281	16,709	34,281	14,445
Interactive Media	2,289	178	—	—

Total	$139,978	$50,614	$137,689	$41,722

Indefinite-lived intangible assets:
Goodwill (including assembled workforce):
Broadcast	$195,173		$300,692
Publishing	636,831		636,831

Total goodwill	832,004		937,523
FCC license	558,021		570,217
Network affiliation	175,793		195,502
Trademarks	83		—

Total	$1,565,901		$1,703,242

          The intangibles amortization expense for the quarter and year-to-date period ended September 29, 2002, was $3 million and $8.9 million, respectively; intangibles amortization expense for the quarter and year-to-date period ended September 30, 2001, was $15.1 million and $45.4 million, respectively. The estimated intangibles amortization expense for the remaining three months of this year is $3 million. Currently, estimated intangibles amortization expense is approximately $12 million each year through 2006, falling to approximately $11.5 million in 2007.

     4.   In January 2001, The Denver Post and the Denver Rocky Mountain News finalized a Joint Operating Agreement (JOA). The Company has a 20% interest in The Denver Post Corporation (Denver). In 2001, the line item “Investment income (loss) - unconsolidated affiliates” on the accompanying Consolidated Condensed Statement of Operations included a one-time gain of $6.1 million related to a cash payment received by Denver in conjunction with the formation of the JOA. That line item also includes start-up costs incurred by Denver related to the initial formation of the JOA.

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

     7.   The following table sets forth the Company’s current and prior-year financial performance by segment for 2002:

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total

Three Months Ended September 29, 2002

Consolidated revenues	$127,313	$71,433	$2,858	$(451)	$201,153

Segment operating cash flow	$34,151	$22,221	$(1,064)		$55,308
Allocated amounts:
Equity in net income of unconsolidated
affiliate	128				128
Write-off of investment			(1,160)		(1,160)
Depreciation and amortization	(6,793)	(5,516)	(237)		(12,546)

Segment profit (loss)	$27,486	$16,705	$(2,461)		41,730

Unallocated amounts:
Interest expense					(11,607)
Investment loss -- SP Newsprint					(4,551)
Acquisition intangibles amortization					(3,035)
Corporate expense					(8,261)
Other					2,104

Consolidated income before income taxes					$16,380

Three Months Ended September 30, 2001
Consolidated revenues	$130,092	61,166	$2,207	$(413)	$193,052

Segment operating cash flow	$35,584	14,387	$(581)		$49,390
Allocated amounts:
Equity in net loss of unconsolidated
affiliates	(575)		(306)		(881)
Write-off of investment			(1,826)		(1,826)
Depreciation and amortization	(6,949)	(5,273)	(137)		(12,359)

Segment profit (loss)	$28,060	9,114	$(2,850)		34,324

Unallocated amounts:
Interest expense					(13,948)
Investment income -- SP Newsprint					4,127
Acquisition intangibles amortization					(15,096)
Corporate expense					(7,353)
Other					(2,870)

Consolidated loss from continuing operations before income taxes					$(816)

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total

Nine Months Ended September 29, 2002
Consolidated revenues	$388,035	$212,443	$8,272	$(1,306)	$607,444

Segment operating cash flow	$109,285	$66,988	$(2,518)		$173,755
Allocated amounts:
Equity in net loss of unconsolidated
affiliates	(644)		(413)		(1,057)
Write-off of investment			(1,160)		(1,160)
Depreciation and amortization	(20,848)	(16,348)	(845)		(38,041)

Segment profit (loss)	$87,793	$50,640	$(4,936)		133,497

Unallocated amounts:
Interest expense					(36,961)
Investment loss - SP Newsprint					(9,133)
Acquisition intangibles amortization					(8,892)
Corporate expense					(25,828)
Other					(211)

Consolidated income before income taxes and
cumulative effect of change in accounting principle					$52,472

Nine Months Ended September 30, 2001
Consolidated revenues	$404,323	$187,933	$6,699	$(1,275)	$597,680

Segment operating cash flow	$108,412	$48,124	$(1,794)		$154,742
Allocated amounts:
Equity in net income (loss) of
unconsolidated affiliates	3,389		(2,164)		1,225
Write-off of investments			(4,149)		(4,149)
Depreciation and amortization	(21,330)	(15,952)	(543)		(37,825)

Segment profit (loss)	$90,471	$32,172	$(8,650)		113,993

Unallocated amounts:
Interest expense					(40,372)
Investment income - SP Newsprint					19,226
Acquisition intangibles amortization					(45,354)
Corporate expense					(24,980)
Other					(5,220)

Consolidated income from continuing operations before income taxes					$17,293

        8. The following table sets forth the computation of basic and diluted earnings per share prior to the cumulative effect of change in accounting principle:

	Quarter Ended September 29, 2002			Quarter Ended September 30, 2001

	Income	Shares	Per Share Amount	Income	Shares	Per Share
(In thousands, except per share amounts)	(Numerator)	(Denominator)		(Numerator)	(Denominator)	Amount

Basic EPS
Income (loss) from continuing operations
available to common stockholders	$9,511	22,990	$0.41	$(1,016)	22,733	$(0.04)

Effect of dilutive securities
Stock options		113			—
Restricted stock and other	(13)	122		—	—

Diluted EPS
Income (loss) from continuing operations
available to common stockholders
plus assumed conversions	$9,498	23,225	$0.41	$(1,016)	22,733	$(0.04)

	Nine Months Ended September 29, 2002			Nine Months Ended September 30, 2001

	Income	Shares	Per Share Amount	Income	Shares	Per Share
(In thousands, except per share amounts)	(Numerator)	(Denominator)		(Numerator)	(Denominator)	Amount

Basic EPS
Income from continuing operations before
cumulative effect of change in accounting
principle available to common stockholders	$31,798	22,927	$1.39	$10,030	22,705	$0.44

Effect of dilutive securities
Stock options		173			129
Restricted stock and other	(40)	118		(53)	113

Diluted EPS
Income from continuing operations before
cumulative effect of change in accounting
principle available to common stockholders
plus assumed conversions	$31,758	23,218	$1.37	$9,977	22,947	$0.44

        9. The Company’s comprehensive income consisted of the following:

	Quarter Ended		Nine Months Ended

(In thousands)	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2002	2001	2002	2001

Net income (loss)	$9,511	$(736)	$(94,538)	$10,310
Cumulative effect of adoption of SFAS
No. 133 (net of deferred taxes)	—	—	—	3,570
Unrealized gain (loss) on derivative contracts
(net of deferred taxes)	(431)	(4,715)	3,372	(22,336)
Unrealized gain (loss) on equity securities
(net of deferred taxes)	185	(3,781)	3,283	(199)

Comprehensive income (loss)	$9,265	$(9,232)	$(87,883)	$(8,655)

     10. The Company has a one-third partnership interest in SP Newsprint Company (SPNC), a domestic newsprint manufacturer which also pays licensing fees to the Company. Summarized financial information for the Company’s investment in SPNC, accounted for by the equity method, follows:

(In thousands)	September 29,	December 30,
	2002	2001

Current assets	$91,224	$113,916
Noncurrent assets	519,005	529,756
Current liabilities	80,421	80,163
Noncurrent liabilities	264,566	255,579

	Quarter Ended		Nine Months Ended

(In thousands)	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2002	2001	2002	2001

Net sales	$96,103	$109,486	$286,789	$362,776
Gross profit (loss)	(5,758)	21,441	(977)	89,300
Net income (loss)	(13,654)	12,382	(27,326)	58,563
Company’s equity in net income (loss)	(4,551)	4,127	(9,133)	19,226

     On a combined basis excluding SPNC, in the third quarter of 2002 the Company’s unconsolidated affiliates’ sales were $2 million while the gross loss was $4.4 million; net income was $.6 million for which the Company recognized equity income of $.1 million. In the year-to-date period ended September 29, 2002, the Company’s other unconsolidated affiliates’ sales were $12.1 million while the gross loss was $7.6 million; net loss was $6 million for which the Company recognized a loss of $1.1 million. Current assets, noncurrent assets, current liabilities, and noncurrent liabilities were $7.7 million, $132.8 million, $3.5 million, $88.2 million, respectively, at September 29, 2002.

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

Media General, Inc.
Condensed Consolidating Balance Sheets
As of September 29, 2002
(In thousands)

	Media General	Guarantor		Media General
	Corporate	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$5,264	$4,934	$—	$10,198
Accounts receivable, net	—	97,591	—	97,591
Inventories	3	6,100	—	6,103
Other	38,785	56,630	(57,213)	38,202

Total current assets	44,052	165,255	(57,213)	152,094

Investments in unconsolidated affiliates	9,757	88,414	—	98,171
Investments in and advances to subsidiaries	1,779,157	742,473	(2,521,630)	—
Other assets	38,801	34,957	—	73,758
Property, plant and equipment, net	19,321	354,473	—	373,794
Excess of cost over fair value of net identifiable assets of acquired businesses, net	—	832,004	—	832,004
FCC licenses and other intangibles, net	—	823,261	—	823,261

Total assets	$1,891,088	$3,040,837	$(2,578,843)	$2,353,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,863	$14,386	$—	$25,249
Accrued expenses and other liabilities	62,479	87,357	(57,219)	92,617
Taxes on income	—	1,331	—	1,331

Total current liabilities	73,342	103,074	(57,219)	119,197

Long-term debt	672,934	—	—	672,934
Deferred income taxes	(49,952)	404,075	—	354,123
Other liabilities and deferred credits	128,260	10,279	—	138,539

Stockholders’ equity
Common stock	115,850	4,872	(4,872)	115,850
Additional paid-in capital	17,245	2,027,672	(2,027,672)	17,245
Accumulated other comprehensive income (loss)	(16,143)	1,785	—	(14,358)
Unearned compensation	(5,825)	—	—	(5,825)
Retained earnings	955,377	489,080	(489,080)	955,377

Total stockholders’ equity	1,066,504	2,523,409	(2,521,624)	1,068,289

Total liabilities and stockholders’ equity	$1,891,088	$3,040,837	$(2,578,843)	$2,353,082

Media General, Inc.
Condensed Consolidating Balance Sheets
As of December 30, 2001
(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$4,382	$4,755	$—	$9,137
Accounts receivable, net	—	112,431	—	112,431
Inventories	1	4,859	—	4,860
Other	38,473	58,902	(60,765)	36,610

Total current assets	42,856	180,947	(60,765)	163,038

Investments in unconsolidated affiliates	10,401	104,187	—	114,588
Investments in and advances to subsidiaries	1,985,287	609,248	(2,594,535)	—
Other assets	36,676	34,632	—	71,308
Property, plant and equipment, net	19,896	366,020	—	385,916
Excess of cost over fair value of net identi-
fiable assets of acquired businesses, net	—	933,957	—	933,957
FCC licenses and other intangibles, net	—	865,252	—	865,252

Total assets	$2,095,116	$3,094,243	$(2,655,300)	$2,534,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,997	$10,912	$—	$19,909
Accrued expenses and other liabilities	61,846	79,513	(60,771)	80,588

Total current liabilities	70,843	90,425	(60,771)	100,497

Long-term debt	776,923	739	—	777,662
Deferred income taxes	(46,561)	397,415	—	350,854
Other liabilities and deferred credits	129,365	12,013	—	141,378

Stockholders’ equity
Common stock	114,883	4,872	(4,872)	114,883
Additional paid-in capital	10,006	2,024,639	(2,024,639)	10,006
Accumulated other comprehensive loss	(20,135)	(878)	—	(21,013)
Unearned compensation	(6,780)	—	—	(6,780)
Retained earnings	1,066,572	565,018	(565,018)	1,066,572

Total stockholders’ equity	1,164,546	2,593,651	(2,594,529)	1,163,668

Total liabilities and stockholders’ equity	$2,095,116	$3,094,243	$(2,655,300)	$2,534,059

Media General, Inc.
Condensed Consolidating Statements of Operations
Nine Months Ended September 29, 2002
(In thousands)

	Media General	Guarantor		Media General
	Corporate	Subsidiaries	Eliminations	Consolidated

Revenues	$116,671	$690,501	$(199,728)	$607,444

Operating costs:
Production	—	258,823	—	258,823
Selling, general and administrative	110,166	292,565	(199,728)	203,003
Depreciation and amortization	3,247	46,933	—	50,180

Total operating costs	113,413	598,321	(199,728)	512,006

Operating income	3,258	92,180	—	95,438

Operating income (expense):
Interest expense	(36,931)	(30)	—	(36,961)

Investment income - unconsolidated affiliates	(644)	(9,564)	—	(10,190)

Investment income (loss) - consolidated affiliates	(75,938)	—	75,938	—
Other, net	5,604	(1,419)	—	4,185

Total other income (expense)	(107,909)	(10,995)	75,938	(42,966)

Income (loss) before income taxes and cumulative effect if change in accounting principle	(104,651)	81,185	75,938	52,472
Income tax expense (benefit)	(10,113)	30,787	—	20,674

Income (loss) before cumulative effect of change in accounting principle	(94,538)	50,398	75,938	31,798
Cumulative effect of change in accounting principle
accounting principle	—	(126,336)	—	(126,336)

Net income (loss)	(94,538)	(75,938)	75,938	(94,538)

Other comprehensive income (net of tax)	3,993	2,662	—	6,655

Comprehensive income (loss)	$(90,545)	$(73,276)	$75,938	$(87,883)

Media General, Inc.
Condensed Consolidating Statements of Operations
Nine Months Ended September 30, 2001
(In thousands)

	Media General	Guarantor		Media General
	Corporate	Subsidiaries	Eliminations	Consolidated

Revenues	$114,784	$687,389	$(204,493)	$597,680

Operating costs:
Production	—	268,271	—	268,271
Selling, general and administrative	113,969	289,089	(204,493)	198,565
Depreciation and amortization	3,191	83,178	—	86,369

Total operating costs	117,160	640,538	(204,493)	553,205

Operating income (loss)	(2,376)	46,851	—	44,475

Operating income (expense):
Interest expense	(40,303)	(69)	—	(40,372)

Investment income - unconsolidated affiliates	3,389	17,062	—	20,451

Investment income (loss) - consolidated affiliates	34,519	—	(34,519)	—
Other, net	(1,918)	(5,343)	—	(7,261)

Total other income (expense)	(4,313)	11,650	(34,519)	(27,182)

Income (loss) from continuing operations before income taxes	(6,689)	58,501	(34,519)	17,293
Income tax expense (benefit)	(16,719)	23,982	—	7,263

Net income (loss) from continuing operations	10,030	34,519	(34,519)	10,030
Gain from discontinued operations (net of tax)	280	—	—	280

Net income (loss)	10,310	34,519	(34,519)	10,310

Other comprehensive income (loss)
(net of tax)	(18,766)	(199)	—	(18,965)

Comprehensive income (loss)	$(8,456)	$34,320	$(34,519)	$(8,655)

Media General, Inc.
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 29, 2002
(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Media General Consolidated

Cash flows from operating activities:
Net cash provided by operating activities	$105,041	$26,348	$131,389

Cash flows from investing activities:
Capital expenditures	(1,288)	(24,581)	(25,869)
Purchase of business	(1,124)	—	(1,124)
Other investments	—	(1,509)	(1,509)
Other, net	5,406	26	5,432

Net cash provided (used) by investing activities	2,994	(26,064)	(23,070)

Cash flows from financing activities:
Increase in debt	184,000	—	184,000
Repayment of debt	(287,989)	(105)	(288,094)
Cash dividends paid	(12,486)	—	(12,486)
Other, net	9,322	—	9,322

Net cash used by financing activities	(107,153)	(105)	(107,258)

Net increase in cash and cash equivalents	882	179	1,061
Cash and cash equivalents at beginning of year	4,382	4,755	9,137

Cash and cash equivalents at end of period	$5,264	$4,934	$10,198

Media General, Inc.
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2001
(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Media General Consolidated

Cash flows from operating activities:
Net cash provided by operating activities	$55,443	$35,406	$90,849

Cash flows from investing activities:
Capital expenditures	(7,430)	(32,226)	(39,656)
Purchase of business	(1,752)	—	(1,752)
Other, net	4,060	(4,677)	(617)

Net cash used by investing activities	(5,122)	(36,903)	(42,025)

Cash flows from financing activities:
Increase in debt	1,182,882	—	1,182,882
Repayment of debt	(1,213,000)	(261)	(1,213,261)
Debt issuance costs	(12,048)	—	(12,048)
Stock repurchase	(2,120)	—	(2,120)
Cash dividends paid	(11,702)	—	(11,702)
Other, net	5,044	—	5,044

Net cash used by financing activities	(50,944)	(261)	(51,205)

Net decrease in cash and cash equivalents	(623)	(1,758)	(2,381)
Cash and cash equivalents at beginning of year	4,091	6,313	10,404

Cash and cash equivalents at end of period	$3,468	$4,555	$8,023

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

RESULTS OF OPERATIONS

        Third quarter and year-to-date results were substantially impacted by the January 2002 adoption of SFAS No. 142, Goodwill and Other Intangible Assets, which established a new accounting standard for goodwill and certain other indefinite-lived intangible assets acquired in a business combination (see Note 3 for a further discussion).  As a result of this standard, in this year’s first quarter the Company incurred a $126.3 million after-tax impairment charge ($5.51 per share, or $5.44 per share - assuming dilution) that was recorded as a cumulative effect of change in accounting principle.  Had this statement been in effect last year and excluding the one-time impairment charge resulting from adoption of the statement, year-over-year comparative results would have risen $1.7 million in the third quarter, but declined $4.1 million in the year to date as shown below:

Impact of SFAS No. 142

	Quarter Ended		Nine Months Ended

(In thousands)	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2002	2001	2002	2001

Net income (loss)	$9,511	$(736)	$(94,538)	$10,310
Adjustments:
Nonamortizing goodwill and
intangibles	—	8,518	—	25,573
Cumulative effect of change in
accounting principle	—	—	126,336	—

Income as adjusted	$9,511	$7,782	$31,798	$35,883

        Third quarter income, as adjusted above, rose due to a combination of factors.  These included: a $7.6 million (83%) increase in Broadcast operating profits due to robust revenues across all advertising categories (led by Political), a $2.3 million decrease in interest expense due primarily to lower average debt, a $3 million pre-tax gain from the sale of the former WFLA television studio, and the absence of last year’s negative adjustment on the newsprint swap.  However, the benefit of these third quarter occurrences was substantially dampened by the Company’s share of SP Newsprint’s (SPNC) results which fell $8.7 million in the third quarter-- from income of $4.1 million in last year’s third quarter to a loss of $4.6 million in the current quarter.  SPNC struggled in the quarter due to dramatically reduced quarter-over-quarter newsprint selling prices, and to a much lesser degree, increased production costs.

        The $4.1 million year-over-year income decline, as shown in the chart above, was primarily attributable to a $28.3 million drop in the Company’s share of SPNC’s results (from income of $19.2 million in the first nine months of 2001 to a loss of $9.1 million this year) due to depressed year-over-year newsprint selling prices.  A $19.5 million (17%) rise in segment operating profits only partially offset the significant decline in SPNC’s results. As in the quarter, the Broadcast Division was the Company’s stellar performer, posting a 57% increase over the prior year to date due to strong revenues in all advertising categories, particularly Political.  Publishing operating profit was down 3% from the year-ago period due primarily to a prior-year $6.1 million one-time gain associated with the formation of the joint-operating agreement (JOA) that was included in the Company’s share of last year’s Denver Post (Denver) results.  Absent this prior-year gain, Publishing results rose 4.1% due to the Division’s continued cost-containment efforts.  Interactive Media performance improved 43% from last year as a loss of $8.7 million was reduced to a loss of $4.9 million due to decreased losses and write-offs asso ciated with its cost and equity investments.

        The Company’s results were significantly influenced by deflated newsprint prices in both the third quarter and first nine months of this year. While lower newsprint prices certainly benefited the Publishing Division, the Company is a net producer of newsprint by virtue of its investment in SPNC.  The Company’s share of SPNC’s annual production is approximately 330,000 tons, which is more than twice the approximate 150,000 ton annual consumption of its newspapers.  Consequently, each $1/ton change in newsprint selling price affects the Company’s net income by approximately $115 thousand.    The following graph illustrates the steady descent of newsprint prices from mid-2001 to mid-2002, with prices leveling out toward the end of this year’s second quarter and starting to rise by the end of the third quarter:

PUBLISHING

        Operating income for the Publishing Division decreased $.6 million and $2.7 in the third quarter and year to date of 2002 from the comparable 2001 periods; excluding the 2001 one-time gain related to the formation of the Denver JOA, operating income rose $3.4 million (4.1%) in the first nine months of 2002. This was accomplished through cost control measures as revenues were down $2.8 million and $16.3 million in the quarter and year to date, respectively.

        As illustrated by the following chart: Retail and Classified advertising revenues were down in both the third quarter and first nine months of this year; Preprints showed improvement in both periods; and National showed modest improvement in the quarter, but was down slightly in the year to date.  Weak economic conditions produced declines of 2% and 4% in Publishing revenues in the third quarter and first nine months, respectively, as most advertisers remain cautious. Retail was down in most major categories, while Classified struggled due primarily to lower advertising levels in the employment category. National revenues showed a small increase in the third quarter, principally on the strength of rebounding telecommunication spending; the year to date was down primarily as a result of weak automotive and telecommunication advertising rooted in the second quarter’s soft performance. Preprint revenues climbed due primarily to improved volumes at the metropolitan newspapers.

     Publishing Segment operating expenses decreased $1.5 million and $17.6 million in the third quarter and first nine months of this year from the equivalent 2001 periods. These decreases were driven by reductions of 25% in the quarter and 29% in the year to date in newsprint expense. In the quarter, a $134 per short ton average price decline produced the entire savings, as consumption was essentially level with last year’s quarter; in the year to date, a $141 per short ton average price decline resulted in a $13.6 million price variance and combined with a $1.9 million consumption variance to generate the newsprint expense reduction. Also impacting division-wide operating costs was lower bad debt expense as collection experience was favorable. Cost-containment initiatives put in place during the latter part of the first quarter of 2001, which included hiring freezes and reduced travel and entertainment expenditures, continued to be suc cessful in producing reduced year-over-year expenses.

     In the quarter, results from the Company’s share of The Denver Post improved $.7 million from a loss of $.6 million in 2001’s third quarter to income of $.1 million in this year’s third quarter. Excluding the one-time 2001 gain from the formation of the JOA, the Company’s share of Denver’s results improved $2.1 million, from a loss of $2.7 million in the first nine months of last year to a loss of $.6 million in the current year. In the quarter, a 5% decline in operating expenses (due primarily to a drop in newsprint expenses) combined with a 5% increase in revenues (due in large part to rebounding Retail advertising) to produce the favorable quarter-over-quarter comparative results. In the year to date, an 11% decline in operating expenses (due primarily to a drop in newsprint and marketing expenses) more than offset a 3% reduction in revenue (due to weak Classified and Retail advertising) to generate the improve d year-over-year comparative results.

BROADCAST

     Broadcast operating income rose $7.6 million (83%) and $18.5 million (57%) in the third quarter and first nine months of this year compared to the equivalent periods of 2001. Revenues increased $10.3 million and $24.5 million while operating expenses rose $2.7 million and $6 million in the quarter and year to date. For comparative purposes, mention of the impact that the September 11 attacks had on the prior-year third quarter and year-to-date period is warranted. Not only were four and one-half days of advertising preempted a year ago in place of around-the-clock national network news coverage, but the situation was further exacerbated when both national and local advertisers canceled advertisements in the aftermath of this event. As a result, the Broadcast Division suffered reduced profits of approximately $3 million in the third quarter and first nine months of 2001.

     The following chart illustrates the Division’s improvement across all categories of advertising. Sizeable increases in Political advertising due to hotly contested gubernatorial, US Senate and state congressional races, also had the effect of constricting available time spots for both Local and National advertising, thereby allowing for reduced discounting as the Division found itself in a favorable supply-demand position. Local advertising increased on the strength of the automotive and services categories, while higher National advertising was driven by the automotive and corporate categories.

     The Broadcast Division’s revenue growth continued to exceed that of the industry, reflecting effective pricing and management of available advertising time, a consolidated and focused national sales representative group, the development of new local advertising initiatives, and higher advertising shares from existing clients (the result of improved ratings). According to the Television Bureau of Advertising (a not-for-profit trade association of America’s broadcast television industry), time sales across the broadcast industry have increased 5.3% year to date as of August 2002 as compared to the equivalent prior-year period; this compares to the Company’s 13.6% increase. National and Local advertising growth for the Company was 21.4% and 9%, respectively, well above the industry’s growth of 9.4% and 2.8%.

     Operating expenses increased $2.7 million and $6 million in the third quarter and first nine months of this year as compared to the equivalent 2001 periods. These increases were primarily attributable to an 8.2% and a 5.4% rise in the quarter and year to date in employee compensation and benefit costs due in large part to higher commissions and incentive bonuses associated with increased time sales, as well as increased health care costs. The Division continues to benefit from cost-containment initiatives, which included a hiring freeze and reduced travel and entertainment that were implemented across the Division in the latter portion of last year’s first quarter.

INTERACTIVE MEDIA

     Interactive Media results improved $.4 million from a loss of $2.9 million in the third quarter of 2001 to a loss of $2.5 million in the equivalent quarter of 2002; results in the year to date improved $3.7 million from a loss of $8.6 million in the first nine months of 2001 to a reduced loss of $4.9 million in the first nine months of 2002. This progress was primarily the result of $1 million and $4.7 million of reduced losses and write-offs from the Company’s share of its equity and cost investments in the quarter and year to date. A $.7 million (in the quarter) and $1.6 million (in the year to date) increase in revenues from wholly owned operations was more than offset by a $1.3 million and $2.6 million rise in operating expenses as this new Division incurred costs associated with the initial staffing of key positions which did not exist in the prior-year equivalent periods. Increased revenues were driven by Classified advertising growth as classified up-sell arrangements have been adopted in most markets across the Division. The up-sell model generates an incremental revenue stream for the Division associated with the online posting of Classified advertising from newspapers.

     The Interactive Media Division has continued to grow and expand its operations since the Division’s inception in January of 2001. In June of this year, the Company acquired Boxerjam, a company which provides multiplayer online interactive games. This investment, while not material, should enhance interactive content as well as establish revenue streams from subscriptions and paid content. The Division remains focused on new product development, securing and retaining high-quality personnel, invigorating revenues through sales initiatives, and enhancing content and design across all the Company’s online enterprises.

INTANGIBLES AMORTIZATION EXPENSE

     Acquisition intangibles amortization expense decreased $12.1 million and $36.5 million in the third quarter and first nine months of 2002. This decrease was solely the result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets. The new standard requires continued recognition of goodwill and other intangibles as assets, but amortization for indefinite-lived intangible assets ceased upon adoption of the standard at the beginning of 2002. See Note 3 for a more detailed discussion.

INTEREST EXPENSE

     Interest expense decreased $2.3 million and $3.4 million in the quarter and year to date from the equivalent year-ago periods due to declines of $107 million and $74 million in average debt outstanding. The favorable impact of the lower debt levels was further enhanced by a slight decrease in the effective interest rate in the quarter, but partially mitigated by a modest increase in the effective interest rate in the year to date.

     The Company uses interest rate swaps (where it pays a fixed rate and receives a floating rate) as part of an overall strategy to manage interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR, not to trade such instruments for profit or loss. During the first quarter of 2002, one of the Company’s swaps with a notional amount of $100 million matured. At the end of the third quarter, the Company had four interest rate swap agreements (not including four forward-starting interest rate swaps which were entered into during the third quarter) with notional amounts totaling $275 million and maturities in February and March of 2003. These interest rate swaps are cash flow hedges that effectively convert the covered portion of the Company’s variable rate debt to fixed rate debt with a weighted average interest rate approximating 7.2%. During the third quarter of this year, the Company entered into four forward-starting fixed interest rate swap agreements with notional amounts of $50 million each, which will become effective as existing swaps expire in February and March of 2003. These new swaps will continue to convert $200 million of variable rate borrowing to fixed rate and, when they become effective, will result in savings of approximately 275 basis points from current swapped rates on $200 million of debt.

LIQUIDITY

     Net cash generated from operating activities of $131.4 million in the first nine months of 2002 was the primary source of funds for $25.9 million of capital expenditures, for $12.5 million of payment of dividends to stockholders, and for nearly $105 million for debt reduction.

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

CURRENT DEVELOPMENTS

     In the latter half of 2001, the FCC initiated proceedings to review and consider revisions to its rule barring common ownership of a broadcast television station and daily newspaper in the same market. More recently, in February 2002, a federal appeals court struck down an FCC rule prohibiting a company from owning a cable franchise and a broadcast television station in the same market. Additionally, it ordered the agency to justify or rewrite another rule barring a television network from owning stations whose aggregate audience covers more than 35% of the nation’s homes. In April 2002, the same court ordered the FCC to justify its rule that bars companies from controlling more than one TV station in a market (the “duopoly rule”). In September 2002, the FCC initiated a comprehensive review of media ownership regulations. While no decisions have been made, the Commission has stated that it expects to rule on newspaper/broadcast cross-ownership in the spring of 2003, and it is anticipated that the rule will be modified or eliminated.

OUTLOOK

     Advertisers have generally remained cautious throughout 2002 and our Publishing Division revenues are expected to continue to reflect this apprehension into the fourth quarter. We fully anticipate that our Broadcast Division will continue to meaningfully exceed its prior-year levels with the return of advertisers throughout the industry and the overwhelmingly positive impact of political advertising. Lower year-over-year newsprint prices are expected to benefit the Publishing Division’s results; however, the Company also anticipates that these lower newsprint prices will adversely affect the profitability of its investment in SPNC and thus will unfavorably impact the Company’s fourth quarter bottom line. Additionally, while the Interactive Media Division expects to produce strong year-over-year revenue growth as well as growth in traffic to its online enterprises, the remainder of 2002 will likely reflect the expense of building and expanding that Division.

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

Item 4.	Controls and Procedures

     Within 90 days of the filing of this Form 10-Q, the Company’s management, including the chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of the date of the evaluation. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II. OTHER INFORMATION

Item 6.		Exhibits and Reports on Form 8-K

(a)	Exhibits

	99.1	Chief Executive Officer Certification
	99.2	Chief Financial Officer Certification

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended September 29, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

DATE:	November 12, 2002	/s/ J. Stewart Bryan III
J. Stewart Bryan III, Chairman and
Chief Executive Officer

DATE:	November 12, 2002	/s/ Marshall N. Morton
Marshall N. Morton
Vice Chairman and Chief Financial Officer

CERTIFICATIONS

I, J. Stewart Bryan III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Media General, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "EVALUATION DATE"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	/s/ J. Stewart Bryan III
J. Stewart Bryan III, Chairman and
Chief Executive Officer

I, Marshall N. Morton, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Media General, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "EVALUATION DATE"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	/s/ Marshall N. Morton
Marshall N. Morton
Vice Chairman & Chief Financial Officer