Form 10-K
period 2002-12-29
MEDIA GENERAL INC
filed 2003-03-28
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549
 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________to__________

Commission File No. 1-6383

MEDIA GENERAL, INC.
(Exact name of registrant as specified in its charter)

Commonwealth of Virginia	54-0850433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 East Franklin Street, Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(804) 649-6000

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock	New York Stock Exchange
(Title of class)	(Name of exchange on which registered)

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

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒	No ☐

The aggregate market value of voting and non-voting stock held by nonaffiliates of the registrant, based upon the closing price of the Company’s Class A Common Stock as reported on the New York Stock Exchange, as of June 30, 2002, was approximately $1,390,000,000.

          The number of shares of Class A Common Stock outstanding on March 2, 2003, was 22,815,250.  The number of shares of Class B Common Stock outstanding on March 2, 2003, was 555,992.

          The Company makes available on its website, www.mediageneral.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as soon as reasonably practicable after being electronically filed with the Securities and Exchange Commission.

          Part I, Part II and Part III incorporate information by reference from the Annual Report to Stockholders for the year ended December 29, 2002.  Part III also incorporates information by reference from the proxy statement for the Annual Meeting of Stockholders to be held on May 23, 2003.

Index to Media General, Inc.

Annual Report on Form 10-K for the Year Ended December 29, 2002

Part I

Item 1.	Business

General

          Media General, Inc., is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, television stations, and interactive media.  The Company employs approximately 7,800 people on a full or part-time basis.  The Company’s businesses are somewhat seasonal; the second and fourth quarters are typically stronger than the first and third quarters.

          The Company owns 25 daily newspapers and nearly 100 other publications, as well as 26 (21 southeastern) television stations.  The Company also operates more than 50 online enterprises.  In the last three years the Company has placed significant emphasis on convergence.  Convergence combines the unique strengths of newspapers, television, and the Internet to enable the Company to better gather and present news and information to its readers, viewers, and users and on behalf of its advertisers.  These efforts were initiated in the Tampa market, where The Tampa Tribune, WFLA-TV and TBO.com share the Company’s News Center facility and work side by side to provide the most comprehensive news, information and entertainment in that market.  The success of this initial venture led the Company to introduce convergence to five additional markets in the Southeast where it operates newspapers, television stations and websites in contiguous regions.

          The Company believes that the media industry is poised for a period of consolidation.  The Federal Communications Commission (FCC) is in the process of reviewing its ownerships regulations on several fronts but the most significant of these from Media General’s perspective is the FCC’s cross-ownership ban currently prohibiting the common ownership of a TV station and a newspaper in the same market.  That ban was first imposed in 1975, at which time there were 79 television stations in America owned and operated by newspapers.  Of those, the FCC forced divestiture in seven cases; our Tampa operations were among the other 72.  Additionally, the FCC’s duopoly regulations (involving the ownership of more than one TV station in the same market) also are being reviewed.  The FCC has indicated that it will rule, at a minimum, on the cross-ownership ban in the first half of 2003.  If and when these regulations are repealed or amended, a renewed trend of mergers, swaps and acquisitions affecting the publishing and broadcast industries is expected.  The Company believes it is well positioned to capitalize on opportunities that would enhance its convergence strategy and further its growth in the Southeast.

Industry Segments

          The Company operates in three significant industry segments.  For financial information related to these segments see pages 37 and 38 of the 2002 Annual Report to Stockholders, which are incorporated herein by reference.  These segments are Publishing, Broadcast, and Interactive Media.  Additional information related to each of the Company’s significant industry segments is included below.

Publishing Business

          At December 29, 2002, the Company’s wholly owned publishing operations included daily and Sunday newspapers in Virginia, North Carolina, South Carolina, Alabama and Florida.  For a summary of the Company’s daily and Sunday newspapers, see the chart on page 7 of the 2002 Annual

Report to Stockholders, which is incorporated herein by reference.  Combined average paid circulation for these newspapers in 2002 was as follows:

Newspaper Location	Daily	Sunday	Weekly

Virginia	362,000	414,000	55,000
Florida	232,000	309,000	1,000
North Carolina	164,000	175,000	7,000
Alabama	49,000	51,000	2,000
South Carolina	33,000	35,000	8,000

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

          The newspaper publishing industry in the United States is comprised of hundreds of public and private companies ranging from large national and regional companies, publishing multiple newspapers across many states, to small privately held companies publishing one newspaper in one locality. The Company is among the top ten publicly held newspaper publishing companies in the United States based on circulation and publishes more daily newspapers in the Southeast than any other company.  Moreover, the Company has achieved the number three position in circulation in its chosen southeastern area of focus, with its publications reaching over one million households across the Southeast every week.

          All of the Company’s newspapers compete for circulation and advertising with other newspapers published nationally and in nearby cities and towns and for advertising with magazines, radio, broadcast and cable television, the Internet and other promotional media.  All of the newspapers compete for circulation principally on the basis of content, quality of service and price.

          The primary raw material used by the Company in its publishing operations is newsprint, which is purchased at market prices from various Canadian and United States sources, including SP Newsprint Company (SPNC), in which the Company owns a one-third equity interest. SPNC has mills in Dublin, Georgia, and Newberg, Oregon, with a combined annual capacity in excess of 1 million short tons.  The publishing operations of the Company consumed approximately 131,000 short tons of newsprint in 2002.  Management of the Company believes that sources of supply under existing arrangements, including a commitment to purchase 40,000 short tons from SPNC, will be adequate in 2003.

Broadcast Business

          The ownership, operation and sale of broadcast television stations, including those licensed to the Company, are subject to the jurisdiction of the FCC, which engages in extensive and changing regulation of the broadcasting industry under authority granted by the Communications Act of 1934 (Communications Act) and the rules and regulations of the FCC.  The Communications Act requires broadcasters to serve the public interest.  Among other things, the FCC assigns frequency bands; determines stations’ locations and operating power; issues, renews, revokes and modifies station licenses; assigns and controls changes in ownership or control of station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; regulates certain program content and commercial matters in children’s programming; has the authority to impose penalties for violations of its rules or the Communications Act; and imposes annual fees on stations.  Reference should be made to the Communications Act, the FCC’s rules, public notices and rulings for further information concerning the nature and extent of federal regulation of broadcast television stations.

          The Broadcast Television Division operates twenty-six network-affiliated television stations in the United States.  The following table sets forth certain information on each of these stations:

Station Location and Affiliation	National Market Rank (a)	Station Rank (a)*	Audience % Share (a)*	Expiration Date of FCC License (b)	Expiration Date of Network Agreement

WFLA-TV NBC	13	1	12%	2/1/05	12/31/11
Tampa, FL
WSPA-TV CBS	35	2	12%	12/1/04	6/30/05
Greenville, SC
Spartanburg, SC
Satellite:
WNEG-TV,
Toccoa, GA
WASV-TV UPN	35	5	3%	12/1/04	10/31/07
Asheville, NC
WIAT-TV CBS	40	4	8%	4/1/05	12/31/04
Birmingham, AL
WJWB-TV WB	51	4	5%	2/1/05	8/31/05
Jacksonville, FL
WKRG-TV CBS	62	1	16%	4/1/05	4/2/05
Mobile, AL
Pensacola, FL
WTVQ-TV ABC	65	3	8%	8/1/05	1/1/06
Lexington, KY
KWCH-TV CBS	66	1	18%	6/1/06	6/30/05
Wichita, KS
Satellites in Kansas:
KBSD-TV, Dodge City
KBSH-TV, Hays
KBSL-TV, Goodland

Station Location and Affiliation	National Market Rank (a)	Station Rank (a)*	Audience % Share (a)*	Expiration Date of FCC License (b)	Expiration Date of Network Agreement

WSLS-TV NBC	67	2	12%	10/1/04	12/31/11
Roanoke, VA
WDEF-TV CBS	85	3	12%	8/1/05	12/31/04
Chattanooga, TN
WJTV-TV CBS	89	2	18%	6/1/05	12/31/04
Jackson, MS
WJHL-TV CBS	90	2	16%	8/1/05	12/31/04
Johnson City, TN
WSAV-TV NBC	98	2	10%	4/1/05	12/31/11
Savannah, GA
WNCT-TV CBS	103	1	17%	12/1/04	12/31/04
Greenville, NC
WCBD-TV NBC	105	2	16%	12/1/04	12/31/11
Charleston, SC
WBTW-TV CBS	110	1	27%	12/1/04	6/30/05
Florence, SC
Myrtle Beach, SC
WJBF-TV ABC	115	2	15%	4/1/05	3/6/05
Augusta, GA
WRBL-TV CBS	126	2	14%	4/1/05	3/31/05
Columbus, GA
KIMT-TV CBS	152	2	13%	2/1/06	6/30/05
Mason City, IA
WMBB-TV ABC	159	2	15%	2/1/05	3/6/05
Panama City, FL
WHLT-TV CBS	168	2	7%	6/1/05	8/31/05
Hattiesburg, MS
KALB-TV NBC	179	1	26%	6/1/05	12/31/11
Alexandria, LA

(a)	Source: November 2002 Nielsen Rating Books.
(b)	Television broadcast licenses are granted for maximum terms of eight years and are subject to renewal upon application to the FCC.
*	Sign-On to Sign-Off.

          The primary source of revenues for the Company’s television stations is the sale of time to national and local advertisers.  Additional revenue is derived from the network programming carried by major network affiliates.

          The Company’s television stations are in competition for audience and advertising revenues with other television and radio stations and cable television systems as well as magazines, newspapers, the Internet and other promotional media.  A number of cable television systems and direct-to-home satellite companies which operate generally on a subscriber payment basis are in business in the Company’s broadcasting markets and compete for audience by presenting cable network and other program services.  The television stations compete for audience on the basis of program content and quality of reception, and for advertising revenues on the basis of price, share of market and performance.

          The television broadcast industry presently is implementing the transition from analog to digital technology in accordance with a mandated conversion timetable established by the FCC.  Nineteen of the Company’s television stations have begun digital broadcasting, two are under construction, and five have been granted an extension of their construction deadline by the FCC.

          Congress and the FCC have under consideration, and in the future may adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company’s broadcast television stations and affect the ability of the Company to acquire additional stations.  In addition to the matters noted above, these include, for example, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (such as alcoholic beverages) and ownership rule changes.  Other matters that could potentially affect the Company’s broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as satellite radio and television broadcast service, wireless cable systems, low-power television stations, radio technologies, the advent of telephone company participation in the provision of video programming services, and Internet delivered video programming services.

Interactive Media Business

          In January 2001 the Company launched its Interactive Media Division, which operates in conjunction with its Publishing and Broadcast Divisions to provide online news, information and entertainment to its customers without geographic restrictions.  The Division is comprised of more than 50 interactive enterprises, as well as minority investments in several companies.  During 2002, the Division purchased the assets of Boxerjam Media, an online puzzle and game provider.  Currently, the most established component of the Division is Media General Financial Services, Inc., which compiles and makes available both current and historical data on publicly traded companies to a broad spectrum of users, primarily online financial data services, and also offers other specialized financial products.

          Among the online enterprises included in the Interactive Media Division, each of the Company’s daily newspapers and television stations is affiliated with a website featuring content from its published products or its television offerings.  Online revenues are derived primarily from advertising, which includes varied classified products as well as banner and sponsorship advertisements.  The most successful revenue initiatives have involved classified products placed on the Company’s websites; these products represent approximately 35% of the Division’s revenues.  The majority of these revenues are derived from upsell arrangements which have been successfully rolled-out to all markets.  Under these upsell arrangements, customers pay a small additional fee to have their classified advertisement placed online simultaneously with its publication in the newspaper.

          The Interactive Media Division is acting as a catalyst in the Company’s convergence efforts, which can best be seen at TBO.com, where content from both The Tampa Tribune and WFLA-TV is leveraged to create the most comprehensive online news and information service in the Tampa metropolitan area.  While the next several years will reflect the expense of starting and growing the Interactive Media Division, the Company expects that it will become profitable in approximately three years.

          The Company’s online enterprises compete for advertising, as well as for users’ discretionary time, against newspapers, magazines, radio, broadcast and cable television, other websites and other promotional media.  These websites compete for users principally on the basis of depth of content, and for advertisers primarily on the strength of technology to deliver advertisements and the quality of that delivery.

Item 2.	Properties

          The headquarters buildings of Media General, Inc., and the Richmond Times-Dispatch are adjacent to one another in downtown Richmond, Virginia.  The Company currently leases both of these buildings and has an option to buy them.  The Company owns a third adjacent building which houses the Interactive Media Division’s and Broadcast Division’s management.  The Richmond newspaper is printed at a production and distribution facility located on a site (approximately 90 acres) in Hanover County, Virginia, near Richmond; the acreage beyond the foreseeable needs of the Company is being actively marketed.  The Company owns eight other daily newspapers in Virginia, all of which are printed in or around their respective cities at production and distribution facilities situated on parcels of land ranging from one-half acre to six acres.  The Tampa, Florida, newspaper is located in a single unit production plant and office building located on a six acre tract in that city.  The headquarters of the Company’s Brooksville and Sebring, Florida, daily newspapers are located on leased property in their respective cities; however, these newspapers are printed at the Tampa production facility. The Winston-Salem newspaper is headquartered in one building in downtown Winston-Salem; its newspaper is printed at a production and distribution facility located on a nearby 12 acre site. The remaining twelve daily newspapers (seven in North Carolina, three in Alabama, and one each in South Carolina and Florida) are printed at production and distribution facilities on sites which range from one-half acre to seven acres, all located in or around their respective cities.  The Company owns substantially all of its newspaper production equipment, production buildings and the land where these production facilities reside.

          The Company’s broadcast television station, WFLA-TV in Tampa, Florida, occupies its headquarters and studio building, which is leased by the Company with an option to buy.  This building adjoins The Tampa Tribune.  This structure also serves as a multimedia news center where efforts are combined and information is shared among The Tampa Tribune, WFLA-TV and TBO.com.

          The Company’s 26 television stations are located in 12 states (ten southeastern) as follows: four each in Georgia, Kansas and South Carolina; three in Florida; two each in Alabama, Mississippi, and Tennessee; and one in Iowa, Kentucky, Louisiana, North Carolina, and Virginia.  Substantially all of the television stations are located on land owned by the Company.  Eighteen station tower sites are owned by the Company; eight are leased.

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

          The Company’s Class B stockholders, at a special meeting held February 10, 2003, approved certain performance goals utilized and to be utilized in the Company’s Annual Incentive Plan and its restricted stock awards.

Executive Officers of the Registrant

Name	Age	Position and Office	Year First Took Office*

J. Stewart Bryan III	64	Chairman, Chief Executive Officer	1985
Marshall N. Morton	57	Vice Chairman, Chief Financial Officer	1989
O. Reid Ashe, Jr.	54	President, Chief Operating Officer	2001
H. Graham Woodlief, Jr.	58	Vice President, President of Publishing Division	1989
James A. Zimmerman	56	Vice President, President of Broadcast Division	2001
Neal F. Fondren	44	Vice President, President of Interactive Media Division	2001
Lou Anne J. Nabhan	48	Vice President, Corporate Communications	2001
Stephen Y. Dickinson	57	Controller	1989
George L. Mahoney	51	General Counsel, Secretary	1993
John A. Schauss	47	Treasurer	2001

*	The year indicated is the year in which the officer first assumed an office with the Company.

          Officers of the Company are elected at the Annual Meeting of the Board of Directors to serve, unless sooner removed, until the next Annual Meeting of the Board of Directors and/or until their successors are duly elected and qualified.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

          Reference is made to page 45 of the 2002 Annual Report to Stockholders, which is incorporated herein by reference, for information required by this item.

Item 6.	Selected Financial Data

          Reference is made to pages 46 and 47 of the 2002 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Reference is made to pages 17 through 23 of the 2001 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

          Reference is made to pages 21, 22, 30, 36, 37 and 44 of the 2002 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.

Item 8.	Financial Statements and Supplementary Data

          Consolidated financial statements of the Company as of December 29, 2002, and December 30, 2001, and for each of the three fiscal years in the period ended December 29, 2002, and the report of independent auditors thereon, as well as the Company’s unaudited quarterly financial data for the fiscal years ended December 29, 2002, and December 30, 2001, are incorporated herein by reference from the 2002 Annual Report to Stockholders pages 24 through 45.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

PART III

Item 10.	Directors and Execut ive Officers of the Registrant

          Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on May 23, 2003, except as to certain information regarding executive officers included in Part I.

Item 11.	Executive Compensation

          Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on May 23, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

          Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on May 23, 2003.

Item 13.	Certain Relationships and Related Transactions

          Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on May 23, 2003.

Item 14.	Controls and Procedures

          Within 90 days of the filing of this Form 10-K, the Company’s management, including the chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of the date of the evaluation.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. and 2.	Financial Statement Schedules
The financial statements and schedules listed in the accompanying index to financial statements and financial .schedules are filed as part of this annual report.

	3.	Exhibits
The exhibits listed in the accompanying index to exhibits are filed as part of this annual report.

(b)	Reports on Form 8-K
None

Index to Financial Statements and Financial Statement Schedules - Item 14(a)

Media General, Inc. (Registrant)		Form 10-K	Annual Report to Stockholders

Report of independent auditors			24
Consolidated statements of operations for the fiscal years ended December 29, 2002, December 30, 2001, and December 31, 2000			25
Consolidated balance sheets at December 29, 2002, and December 30, 2001			26-27
Consolidated statements of stockholders’ equity for the fiscal years ended December 29, 2002, December 30, 2001, and December 31, 2000			28
Consolidated statements of cash flows for the fiscal years ended December 29, 2002, December 30, 2001, and December 31, 2000			29
Notes 1 through 11 to the consolidated financial statements			30-44
Note 12 to the consolidated financial statements		10-18
Schedule:
II -	Valuation and qualifying accounts and reserves for the fiscal years ended December 29, 2002, December 30, 2001, and December 31, 2000	19

Schedules other than Schedule II, listed above, are omitted since they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

The consolidated financial statements of Media General, Inc. (except for Note 12 which is provided below), listed in the above index which are included in the Annual Report to Stockholders of Media General, Inc., for the fiscal year ended December 29, 2002, are incorporated herein by reference.  With the exception of the pages listed in the above index and the information incorporated by reference included in Parts I, II and III, the 2002 Annual Report to Stockholders is not deemed filed as part of this report.

          The following financial statement footnote was not included in the Annual Report:

Note 12: Guarantor Financial Information

          Under the shelf registration filed in August 2001 (See Note 5), the Company’s subsidiaries may be required, from time to time, to guarantee debt securities issued from that shelf under certain circumstances.  These guarantees would be full and unconditional and on a joint and several basis.  For the $200 million in senior notes, which are currently guaranteed by the subsidiaries, the following financial information presents condensed consolidating balance sheets, statements of operations, and statements of cash flows for the parent company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, together with certain eliminations.  The Non-Guarantor Subsidiary is Garden State Paper, which was sold in the third quarter of 2000, during its period of ownership.

Media General, Inc.
Condensed Consolidating Balance Sheets
As of December 29, 2002
(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Eliminations	Media General Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$6,932	$4,347	$—	$11,279
Accounts receivable, net	—	112,399	—	112,399
Inventories	3	4,098	—	4,101
Other	43,088	52,175	(62,490)	32,773

Total current assets	50,023	173,019	(62,490)	160,552

Investments in unconsolidated affiliates	10,229	83,141	—	93,370
Investments in and advances to subsidiaries	1,765,564	779,747	(2,545,311)	—
Other assets	33,485	34,655	—	68,140
Property, plant and equipment, net	22,308	350,411	—	372,719
Excess of cost over fair value of net identifiable assets of acquired businesses, net	—	832,004	—	832,004
FCC licenses and other intangibles, net	—	820,226	—	820,226

Total assets	$1,881,609	$3,073,203	$(2,607,801)	$2,347,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,743	$12,224	$—	$20,967
Accrued expenses and other liabilities	63,705	87,437	(62,496)	88,646
Income taxes payable	—	1,888	—	1,888

Total current liabilities	72,448	101,549	(62,496)	111,501

Long-term debt	642,937	—	—	642,937
Deferred income taxes	(68,579)	413,757	—	345,178
Other liabilities and deferred credits	179,089	9,052	—	188,141
Stockholders’ equity
Common stock	116,042	4,872	(4,872)	116,042
Additional paid-in capital	18,504	2,027,672	(2,027,672)	18,504
Accumulated other comprehensive income (loss)	(50,319)	3,540	—	(46,779)
Unearned compensation	(5,506)	—	—	(5,506)
Retained earnings	976,993	512,761	(512,761)	976,993

Total stockholders’ equity	1,055,714	2,548,845	(2,545,305)	1,059,254

Total liabilities and stockholders’ equity	$1,881,609	$3,073,203	$(2,607,801)	$2,347,011

Media General, Inc.
Condensed Consolidating Balance Sheets
As of December 30, 2001
(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Eliminations	Media General Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$4,382	$4,755	$—	$9,137
Accounts receivable, net	—	112,431	—	112,431
Inventories	1	4,859	—	4,860
Other	38,473	58,902	(60,765)	36,610

Total current assets	42,856	180,947	(60,765)	163,038

Investments in unconsolidated affiliates	10,401	104,187	—	114,588
Investments in and advances to subsidiaries	1,985,287	609,248	(2,594,535)	—
Other assets	36,676	34,632	—	71,308
Property, plant and equipment, net	19,896	366,020	—	385,916
Excess of cost over fair value of net identifiable assets of acquired businesses, net	—	933,957	—	933,957
FCC licenses and other intangibles, net	—	865,252	—	865,252

Total assets	$2,095,116	$3,094,243	$(2,655,300)	$2,534,059

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,997	$10,912	$—	$19,909
Accrued expenses and other liabilities	61,846	79,513	(60,771)	80,588

Total current liabilities	70,843	90,425	(60,771)	100,497

Long-term debt	776,923	739	—	777,662
Deferred income taxes	(46,561)	397,415	—	350,854
Other liabilities and deferred credits	129,365	12,013	—	141,378
Stockholders’ equity
Common stock	114,883	4,872	(4,872)	114,883
Additional paid-in capital	10,006	2,024,639	(2,024,639)	10,006
Accumulated other comprehensive income (loss)	(20,135)	(878)	—	(21,013)
Unearned compensation	(6,780)	—	—	(6,780)
Retained earnings	1,066,572	565,018	(565,018)	1,066,572

Total stockholders’ equity	1,164,546	2,593,651	(2,594,529)	1,163,668

Total liabilities and stockholders’ equity	$2,095,116	$3,094,243	$(2,655,300)	$2,534,059

Media General, Inc.
Condensed Consolidating Statements of Operations
Fiscal Year Ended December 29, 2002
(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Eliminations	Media General Consolidated

Revenues	$160,831	$947,720	$(271,751)	$836,800
Operating costs:
Production	—	347,428	—	347,428
Selling, general and administrative	145,336	402,092	(271,751)	275,677
Depreciation and amortization	4,381	61,114	—	65,495

Total operating costs	149,717	810,634	(271,751)	688,600

Operating income	11,114	137,086	—	148,200
Operating income (expense):
Interest expense	(47,842)	(32)	—	(47,874)
Investment loss – unconsolidated affiliates	(172)	(13,957)	—	(14,129)
Investment loss – consolidated affiliates	(52,257)	—	52,257	—
Other, net	7,013	(5,060)	—	1,953

Total other income (expense)	(93,258)	(19,049)	52,257	(60,050)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(82,144)	118,037	52,257	88,150
Income tax expense (benefit)	(9,227)	43,958	—	34,731

Income (loss) before cumulative effect of change in accounting principle	(72,917)	74,079	52,257	53,419
Cumulative effect of change of accounting principle (net of tax)	—	(126,336)	—	(126,336)

Net income (loss)	(72,917)	(52,257)	52,257	(72,917)
Other comprehensive income (loss) (net of tax)	(30,183)	4,417	—	(25,766)

Comprehensive income (loss)	$(103,100)	$(47,840)	$52,257	$(98,683)

Media General, Inc.
Condensed Consolidating Statements of Operations
Fiscal Year Ended December 30, 2001
(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Eliminations	Media General Consolidated

Revenues	$152,314	$926,578	$(271,716)	$807,176
Operating costs:
Production	—	354,740	—	354,740
Selling, general and administrative	153,115	384,591	(271,716)	265,990
Depreciation and amortization	4,230	109,502	—	113,732

Total operating costs	157,345	848,833	(271,716)	734,462

Operating income (loss)	(5,031)	77,745	—	72,714
Operating income (expense):
Interest expense	(54,159)	(88)	—	(54,247)
Investment income – unconsolidated affiliates	3,094	16,855	—	19,949
Investment income – consolidated affiliates	53,166	—	(53,166)	—
Other, net	(2,167)	(5,303)	—	(7,470)

Total other income (expense)	(66)	11,464	(53,166)	(41,768)

Income (loss) from continuing operations before income taxes	(5,097)	89,209	(53,166)	30,946
Income tax expense (benefit)	(23,021)	36,043	—	13,022

Income (loss) from continuing operations	17,924	53,166	(53,166)	17,924
Gain from discontinued operations (net of tax)	280	—	—	280

Net income (loss)	18,204	53,166	(53,166)	18,204
Other comprehensive income (loss) (net of tax)	(20,135)	2,603	—	(17,532)

Comprehensive income (loss)	$(1,931)	$55,769	$(53,166)	$672

Media General, Inc.
Condensed Consolidating Statements of Operations
Fiscal Year Ended December 31, 2000
(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Media General Consolidated

Revenues	$154,060	$944,866	$—	$(268,325)	$830,601
Operating costs:
Production	—	343,949	—	—	343,949
Selling, general and administrative	151,240	378,357	—	(268,325)	261,272
Depreciation and amortization	4,128	97,419	—	—	101,547

Total operating costs	155,368	819,725	—	(268,325)	706,768

Operating income (loss)	(1,308)	125,141	—	—	123,833
Operating income (expense):
Interest expense	(42,434)	(124)	—	—	(42,558)
Investment income (loss) – unconsolidated affiliates	(2,546)	7,677	—	—	5,131
Investment income – consolidated affiliates	79,374	—	—	(79,374)	—
Other, net	13,520	3,000	—	—	16,520

Total other income (expense)	47,914	10,553	—	(79,374)	(20,907)

Income (loss) from continuing operations before income taxes	46,606	135,694	—	(79,374)	102,926
Income tax expense (benefit)	(12,601)	51,970	—	—	39,369

Income (loss) from continuing operations	59,207	83,724	—	(79,374)	63,557
Discontinued operations:
Loss from discontinued operations (net of tax)	—	—	(4,350)	—	(4,350)
Loss on disposition of discontinued operations (net of tax)	(5,488)	—	—	—	(5,488)

Net income (loss)	53,719	83,724	(4,350)	(79,374)	53,719
Other comprehensive income (loss) (net of tax)	(10,873)	—	—	—	(10,873)

Comprehensive income (loss)	$42,846	$83,724	$(4,350)	$(79,374)	$42,846

Media General, Inc.
Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended December 29, 2002
(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Media General Consolidated

Cash flows from operating activities:
Net cash provided by operating activities	$140,359	$32,259	$172,618
Cash flows from investing activities:
Capital expenditures	(2,235)	(31,045)	(33,280)
Purchase of businesses	(1,124)	—	(1,124)
Other investments	—	(1,633)	(1,633)
Other, net	5,431	116	5,547

Net cash provided (used) by investing activities	2,072	(32,562)	(30,490)

Cash flows from financing activities:
Increase in debt	251,000	—	251,000
Repayment of debt	(384,986)	(105)	(385,091)
Cash dividends paid	(16,662)	—	(16,662)
Other, net	10,767	—	10,767

Net cash used by financing activities	(139,881)	(105)	(139,986)

Net increase (decrease) in cash and cash equivalents	2,550	(408)	2,142
Cash and cash equivalents at beginning of year	4,382	4,755	9,137

Cash and cash equivalents at end of year	$6,932	$4,347	$11,279

Media General, Inc.
Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended December 30, 2001
(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Media General Consolidated

Cash flows from operating activities:
Net cash provided by operating activities	$76,750	$47,559	$124,309
Cash flows from investing activities:
Capital expenditures	(10,062)	(44,311)	(54,373)
Purchase of businesses	(1,766)	—	(1,766)
Other, net	4,070	(4,502)	(432)

Net cash used by investing activities	(7,758)	(48,813)	(56,571)

Cash flows from financing activities:
Increase in debt	1,236,882	—	1,236,882
Repayment of debt	(1,280,998)	(304)	(1,281,302)
Debt issuance costs	(12,211)	—	(12,211)
Stock repurchase	(2,120)	—	(2,120)
Cash dividends paid	(15,607)	—	(15,607)
Other, net	5,353	—	5,353

Net cash used by financing activities	(68,701)	(304)	(69,005)

Net (decrease) increase in cash and cash equivalents	291	(1,558)	(1,267)
Cash and cash equivalents at beginning of year	4,091	6,313	10,404

Cash and cash equivalents at end of year	$4,382	$4,755	$9,137

Media General, Inc.
Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended December 31, 2000
(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Media General Consolidated

Cash flows from operating activities:
Net cash (used) provided by operating activities	$(431,695)	$33,085	$26,004	$(372,606)
Cash flows from investing activities:
Capital expenditures	(5,041)	(31,817)	(6,015)	(42,873)
Purchase of businesses	(857,570)	—	—	(857,570)
Proceeds from dispositions and sales	90,511	—	—	90,511
Proceeds from maturity of short-term investments	390,748	—	—	390,748
Other, net	(12,284)	256	—	(12,028)

Net cash used by investing activities	(393,636)	(31,561)	(6,015)	(431,212)
Cash flows from financing activities:
Increase in debt	1,095,000	—	—	1,095,000
Repayment of debt	(313,000)	(333)	(20,000)	(333,333)
Stock repurchase	(192,692)	—	—	(192,692)
Cash dividends paid	(15,299)	—	—	(15,299)
Other, net	5,248	—	—	5,248

Net cash provided (used) by financing activities	579,257	(333)	(20,000)	558,924

Net (decrease) increase in cash and cash equivalents	(246,074)	1,191	(11)	(244,894)
Cash and cash equivalents at beginning of year	250,165	5,122	11	255,298

Cash and cash equivalents at end of year	$4,091	$6,313	$—	$10,404

Media General, Inc.
Schedule II - Valuation and Qualifying Accounts and Reserves
Fiscal Years Ended December 29, 2002, December 30, 2001, and December 31, 2000

	Balance at Beginning of period	Additions charged to expense-net	Deductions Net	Transfers		Balance at end of period

2002
Allowance for doubtful accounts	$8,085,119	$3,942,289	$5,249,315	$—		$6,778,093
Reserve for warranties	1,631,761	—	180,912	—		1,450,849

Totals	$9,716,880	$3,942,289	$5,430,227	$—		$8,228,942

2001
Allowance for doubtful accounts	$7,470,680	$7,984,458	$7,382,642	$12,623	(a)	$8,085,119
Reserve for warranties	2,488,219	—	856,458	—		1,631,761

Totals	$9,958,899	$7,984,458	$8,239,100	$12,623		$9,716,880

2000
Allowance for doubtful accounts	$7,088,011	$4,750,536	$5,239,457	$871,590	(a)	$7,470,680
Reserve for warranties	2,700,000	—	211,781	—		2,488,219

Totals	$9,788,011	$4,750,536	$5,451,238	$871,590		$9,958,899

(a)          Amount associated with net acquisitions and dispositions of businesses.

Index to Exhibits

Exhibit Number	Description

3 (i)	The Amended and Restated Articles of Incorporation of Media General, Inc., incorporated by reference to Exhibit 3.1 of Form 10-K for the fiscal year ended December 31, 1989.

3 (ii)	Bylaws of Media General, Inc., amended and restated as of November 7, 2001 incorporated by reference to Exhibit 3 (ii) of Form 10-Q for the period ended September 30, 2001.

10.1	Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 2.2 of Registration Statement 2-56905.

10.2	Additional Form of Option to be granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 2 to Post-Effective Amendment No. 3 Registration Statement 2-56905.

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

10.6

Shareholders Agreement, dated May 28, 1987, between Mary Tennant Bryan, Florence Bryan Wisner, J. Stewart Bryan III, and as trustees under D. Tennant Bryan Media Trust, and Media General, Inc., D. Tennant Bryan and J. Stewart Bryan III, incorporated by reference to Exhibit 10.50 of Form 10-K for the fiscal year ended December 31, 1987.

10.7	Media General, Inc., Supplemental 401(K) Plan, amended and restated as of January 1, 2001, incorporated by reference to Exhibit 10.10 of Form 10-K for the fiscal year ended December 31, 2000.

10.8	Media General, Inc., Executive Supplemental Retirement Plan, amended, and restated as of April 23, 1999, incorporated by reference to Exhibit 10 of Form 10-Q for the period ended June 27, 1999.

10.9	Deferred Income Plan for Selected Key Executives of Media General, Inc., and form of Deferred Compensation Agreement thereunder dated as of December 1, 1984,

incorporated by reference to Exhibit 10.29 of Form 10-K for the fiscal year ended December 31, 1989.

10.10

Media General, Inc., Management Performance Award Program, adopted November 16, 1990, and effective January 1, 1991, incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended December 29, 1991.

10.11	Media General, Inc., Deferred Compensation Plan, amended and restated as of January 1, 1999, incorporated by reference to Exhibit 4.3 of Registration Statement 333-69527.

10.12	Media General, Inc., ERISA Excess Benefits Plan, amended and restated as of November 17, 1994, incorporated by reference to Exhibit 10.33 of Form 10-K for the fiscal year ended December 25, 1994.

10.13	Media General, Inc., 1995 Long-Term Incentive Plan, amended and restated as of May 18, 2001, incorporated by reference to Appendix B of the Proxy Statement dated April 2, 2001.

10.14	Media General, Inc., 1996 Employee Non-Qualified Stock Option Plan, adopted as of January 30, 1996, incorporated by reference to Exhibit 10.20 of Form 10-K for the fiscal year ended December 29, 1996.

10.15	Media General, Inc., 1997 Employee Restricted Stock Plan, adopted as of May 16, 1997, incorporated by reference to Exhibit 10.21 of Form 10-K for the fiscal year ended December 29, 1996.

10.16	Media General, Inc., Directors’ Deferred Compensation Plan, adopted as of May 16, 1997, incorporated by reference to Exhibit 10.22 of Form 10-K for the fiscal year ended December 29, 1996.

10.17	Form of an executive life insurance agreement between the Company and certain executive officers.

10.18	Split - Dollar Insurance Agreement dated March 19, 1999 between Media General, Inc. and J. Stewart Bryan, III.

10.19

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

10.22

Television affiliation letter agreement, dated April 16, 2001, between Media General Broadcast Group and the NBC Television Network incorporated by reference to Exhibit 10.24 of Form 10-K for the fiscal year ended December 30, 2001.

10.23	Credit Agreement, dated June 29, 2001, among Media General, Inc., and various lenders, incorporated by reference to Exhibit 10.1 of Form 10-Q for the period ended July 1, 2001.

10.24	Third Amended and Restated Shareholders’ Agreement dated June 30, 1999, by and among Media General, Inc., Media News Group, Inc., and Denver Newspapers, Inc.

13	Media General, Inc., Annual Report to Stockholders for the fiscal year ended December 29, 2002.

21	List of subsidiaries of the registrant.

23	Consent of Ernst & Young LLP, Independent Auditors.

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

	Note:	Exhibits 10.1 - 10.18 are management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA GENERAL, INC.
Date: March 28, 2003
/s/ J. STEWART BRYAN III

J. Stewart Bryan III, Chairman and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARSHALL N. MORTON	Vice Chairman, Chief Financial	March 28, 2003
Officer and Director
Marshall N. Morton

/s/ O. REID ASHE, JR.	President, Chief Operating	March 28, 2003
Officer and Director
O. Reid Ashe, Jr.

/s/ STEPHEN Y. DICKINSON	Controller	March 28, 2003

Stephen Y. Dickinson

/s/ CHARLES A. DAVIS	Director	March 28, 2003

Charles A. Davis

/s/ ROBERT V. HATCHER, JR.	Director	March 28, 2003

Robert V. Hatcher, Jr.

/s/ JOHN G. MEDLIN, JR.	Director	March 28, 2003

John G. Medlin, Jr.

/s/ THOMPSON L. RANKIN	Director	March 28, 2003

Thompson L. Rankin

/s/ WYNDHAM ROBERTSON	Director	March 28, 2003

Wyndham Robertson

/s/ HENRY L. VALENTINE, II	Director	March 28, 2003

Henry L. Valentine, II

/s/ WALTER E. WILLIAMS	Director	March 28, 2003

Walter E. Williams

CERTIFICATIONS

I, J. Stewart Bryan III, certify that:

1.	I have reviewed this annual report on Form 10-K of Media General, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:          March 28, 2003

/s/ J. STEWART BRYAN III

J. Stewart Bryan III, Chairman and Chief Executive Officer

I, Marshall N. Morton, certify that:

1.	I have reviewed this annual report on Form 10-K of Media General, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:          March 28, 2003

/s/ MARSHALL N. MORTON

Marshall N. Morton Vice Chairman & Chief Financial Officer