Form 10-Q
period 2003-03-30
MEDIA GENERAL INC
filed 2003-05-13
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, DC.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to _________________

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

Yes ☐	No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 4, 2003.

Class A Common shares:	22,816,159
Class B Common shares:	555,992

MEDIA GENERAL, INC.

FORM 10-Q REPORT
March 30, 2003

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDIA GENERAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(000’s except shares)

	(Unaudited) March 30, 2003	December 29, 2002

ASSETS
Current assets:
Cash and cash equivalents	$9,246	$11,279
Accounts receivable - net	96,531	112,399
Inventories	5,117	4,101
Other	29,222	32,773

Total current assets	140,116	160,552

Investments in unconsolidated affiliates	90,339	93,370
Other assets	51,763	68,140
Property, plant and equipment - net	366,939	372,719
Excess of cost over fair value of net identifiable assets of acquired businesses - net	832,004	832,004
FCC licenses and other intangibles - net	817,185	820,226

	$2,298,346	$2,347,011

See accompanying notes.

MEDIA GENERAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(000’s except shares)

	(Unaudited) March 30, 2003	December 29, 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,397	$20,967
Accrued expenses and other liabilities	76,201	88,646
Income taxes payable	246	1,888

Total current liabilities	95,844	111,501

Long-term debt	613,940	642,937
Deferred income taxes	346,156	345,178
Other liabilities and deferred credits	186,045	188,141
Stockholders’ equity:
Preferred stock ($5 cumulative convertible), par value $5 per share:
Authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 22,816,054 and 22,652,466 shares	114,080	113,262
Class B, authorized 600,000 shares; issued 555,992 shares	2,780	2,780
Additional paid-in capital	26,724	18,504
Accumulated other comprehensive loss	(48,822)	(46,779)
Unearned compensation	(13,524)	(5,506)
Retained earnings	975,123	976,993

Total stockholders’ equity	1,056,361	1,059,254

	$2,298,346	$2,347,011

See accompanying notes.

MEDIA GENERAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(000’s except for per share data)

	Three Months Ended

	March 30, 2003	March 31, 2002

Revenues	$197,440	$194,539

Operating costs:
Production	90,511	86,547
Selling, general and administrative	73,662	66,484
Depreciation and amortization	17,094	16,639

Total operating costs	181,267	169,670

Operating income	16,173	24,869

Other income (expense):
Interest expense	(9,868)	(13,430)
Investment loss - unconsolidated affiliates	(2,216)	(2,105)
Other, net	6,952	423

Total other expense	(5,132)	(15,112)

Income before income taxes and cumulative effect of change in accounting principle	11,041	9,757
Income taxes	4,030	3,732

Income before cumulative effect of change in accounting principle	7,011	6,025
Cumulative effect of change in accounting principle (net of income tax benefit of $12,188)	—	(126,336)

Net income (loss)	$7,011	$(120,311)

Earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$0.30	$0.26
Cumulative effect of change in accounting principle	—	(5.53)

Net income (loss)	$0.30	$(5.27)

Earnings (loss) per common share – assuming dilution:
Income before cumulative effect of change in accounting principle	$0.30	$0.26
Cumulative effect of change in accounting principle	—	(5.47)

Net income (loss)	$0.30	$(5.21)

Dividends paid per common share	$0.19	$0.18

See accompanying notes.

MEDIA GENERAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(000’s)

	Three Months Ended

	March 30, 2003	March 31, 2002

Operating activities:
Net income (loss)	$7,011	$(120,311)
Adjustments to reconcile net income (loss):
Cumulative effect of change in accounting principle	—	126,336
Depreciation and amortization	17,094	16,639
Deferred income taxes	2,007	2,498
Investment loss - unconsolidated affiliates	2,216	2,105
Gain on sale of investment	(5,746)	—
Change in assets and liabilities:
Accounts receivable and inventories	14,852	12,714
Accounts payable, accrued expenses, and other liabilities	(8,327)	(1,960)
Reduction in advance from unconsolidated newsprint affiliate	(6,000)	—
Other	(2,500)	101

Net cash provided by operating activities	20,607	38,122

Investing activities:
Capital expenditures	(6,485)	(10,309)
Proceeds from sale of investment	16,840	—
Other, net	64	(184)

Net cash provided (used) by investing activities	10,419	(10,493)

Financing activities:
Increase in debt	76,000	69,000
Payment of debt	(104,997)	(96,059)
Dividends paid	(4,441)	(4,147)
Other, net	379	4,678

Net cash used by financing activities	(33,059)	(26,528)

Net increase (decrease) in cash and cash equivalents	(2,033)	1,101
Cash and cash equivalents at beginning of period	11,279	9,137

Cash and cash equivalents at end of period	$9,246	$10,238

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$9,217	$13,040
Income taxes	$3,551	$231

See accompanying notes.

MEDIA GENERAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

          1.          The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2002.

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

          3.          In March 2003, the Company sold its shares of Hoover’s (a provider of business information) for $16.8 million and reported a gain of $3.7 million (net of income taxes of $2.1 million).  Proceeds from the sale were used to repay debt.

          4.          In January 2003 the FASB issued FASB Interpretation 46, Consolidation of Variable Interest Entities.  In general, the Interpretation requires that the assets, liabilities, and activities of a Variable Interest Entity (VIE) be consolidated into the financial statements of the enterprise that has the controlling financial interest.  Companies with VIEs that existed prior to issuance of the Interpretation will be required to apply the guidance to existing VIEs for the first fiscal period beginning after June 15, 2003. While the Company continues to study the effect this Interpretation will have on its financial position and results of operations, it does expect that it will consolidate certain VIEs which own real property leased to the Company, resulting in the recognition of approximately $100 million of additional assets (primarily buildings) and liabilities (primarily debt).  The Company also expects to recognize non-cash expense for depreciation and amortization as well as a cumulative effect change of accounting principle at the date of adoption.  While cash flow will not be affected, application of the consolidation provisions of the Interpretation will result in a reclassification of certain rent expense to interest expense.

          5.          The following table sets forth the Company’s current and prior-year financial performance by segment for 2003:

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total

Three Months Ended March 30, 2003
Consolidated revenues	$130,367	$64,132	$3,489	$(548)	$197,440

Segment operating cash flow	$30,421	$14,836	$(682)		$44,575
Allocated amounts:
Equity in net loss of unconsolidated affiliate	(103)				(103)
Gain on sale of Hoover’s			5,746		5,746
Depreciation and amortization	(6,741)	(5,714)	(458)		(12,913)

Segment profit	$23,577	$9,122	$4,606		37,305

Unallocated amounts:
Interest expense					(9,868)
Investment loss – SP Newsprint					(2,113)
Acquisition intangibles amortization					(3,041)
Corporate expense					(9,550)
Other					(1,692)

Consolidated income before income taxes					$11,041

Three Months Ended March 31, 2002
Consolidated revenues	$128,879	$63,428	$2,575	$(343)	$194,539

Segment operating cash flow	$35,838	$16,842	$(687)		$51,993
Allocated amounts:
Equity in net loss of unconsolidated affiliates	(569)		(32)		(601)
Depreciation and amortization	(7,003)	(5,344)	(298)		(12,645)

Segment profit (loss)	$28,266	$11,498	$(1,017)		38,747

Unallocated amounts:
Interest expense					(13,430)
Investment loss – SP Newsprint					(1,504)
Acquisition intangibles amortization					(2,905)
Corporate expense					(9,177)
Other					(1,974)

Consolidated income before income taxes and cumulative effect of change in accounting principle					$9,757

          6.          The following table sets forth the computation of basic and diluted earnings per share prior to the cumulative effect of change in accounting principle:

	Quarter Ended March 30, 2003			Quarter Ended March 31, 2002

(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Income before cumulative effect of change in accounting principle available to common stockholders	$7,011	23,039	$0.30	$6,025	22,829	$0.26

Effect of dilutive securities
Stock options		114			159
Restricted stock and other	(17)	141		(14)	108

Diluted EPS
Income before cumulative effect of change in accounting principle available to common stockholders plus assumed conversions	$6,994	23,294	$0.30	$6,011	23,096	$0.26

          7.          The Company’s comprehensive income consisted of the following:

	Quarter Ended

(In thousands)	March 30, 2003	March 31, 2002

Net income (loss)	$7,011	$(120,311)
Unrealized gain on derivative contracts (net of deferred taxes)	1,958	3,191
Minimum pension liability	(394)	—
Unrealized holding gain on equity securities (net of deferred taxes)		2,477
Less: reclassification adjustment for gains included in net income (net of deferred taxes)	(3,607)	—

Comprehensive income (loss)	$4,968	$(114,643)

          8.          The Company accounts for its stock-based compensation utilizing the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.  The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the first quarters of 2003 and 2002, respectively: risk-free interest rates of 3.7% and 4.9%; dividend yields of 1.4% and 1.3%; volatility factors of .40 and .48; and an expected life of 8 years.

	Quarter Ended

(In thousands, except per share amounts)	March 30, 2003	March 31, 2002

Net income (loss), as reported	$7,011	$(120,311)
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,048)	(1,790)

Pro forma net income (loss)	$5,963	$(122,101)

Earning (loss) per share:
Basic – as reported	$0.30	$(5.27)

Basic – pro forma	$0.26	$(5.35)

Diluted – as reported	$0.30	$(5.21)

Diluted – pro forma	$0.26	$(5.29)

          9.          Concurrent with the September 2000 sale of Garden State Paper Company, the Company entered into a financial newsprint swap agreement with Enron North America Corporation (Enron).  In late November 2001, the Company terminated the newsprint swap agreement for reasons including misrepresentations made by Enron at the time the contract was signed.  Enron filed for bankruptcy shortly thereafter.  The Company believes that no further payments are due by either party under this agreement.  In late July 2002, the Company received a letter from Enron disputing the Company’s position.  The Company responded in writing that it continues to believe that its position is correct.

          10.          In August 2001, the Company filed a universal shelf registration for combined public debt or equity securities totaling up to $1.2 billion.  The Company’s subsidiaries are currently guaranteeing the $200 million of debt securities (due September 2006) issued from the shelf agreement.  In the unlikely event that the parent company (Media General) did not pay the amounts required by these debt securities, its subsidiaries would be responsible.  These guarantees are full and unconditional and on a joint and several basis. The following financial information presents condensed consolidating balance sheets, statements of operations, and statements of cash flows for the parent company, and the Guarantor Subsidiaries, together with certain eliminations.

Media General, Inc.
Condensed Consolidating Balance Sheets
As of March 30, 2003
(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Eliminations	Media General Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$5,709	$3,537	$—	$9,246
Accounts receivable, net	—	96,531	—	96,531
Inventories	2	5,115	—	5,117
Other	37,075	50,013	(57,866)	29,222

Total current assets	42,786	155,196	(57,866)	140,116

Investments in unconsolidated affiliates	9,606	80,733	—	90,339
Investments in and advances to subsidiaries	1,735,930	823,703	(2,559,633)	—
Other assets	35,074	16,689	—	51,763
Property, plant and equipment, net	22,022	344,917	—	366,939
Excess of cost over fair value of net identifiable assets of acquired businesses, net	—	832,004	—	832,004
FCC licenses and other intangibles, net	—	817,185	—	817,185

Total assets	$1,845,418	$3,070,427	$(2,617,499)	$2,298,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,010	$11,387	$—	$19,397
Accrued expenses and other liabilities	57,004	77,069	(57,872)	76,201
Taxes on income	—	246	—	246

Total current liabilities	65,014	88,702	(57,872)	95,844

Long-term debt	613,940	—	—	613,940
Deferred income taxes	(68,861)	415,017	—	346,156
Other liabilities and deferred credits	178,237	7,808	—	186,045
Stockholders’ equity
Common stock	116,860	4,872	(4,872)	116,860
Additional paid-in capital	26,724	2,027,672	(2,027,672)	26,724
Accumulated other comprehensive loss	(48,095)	(727)	—	(48,822)
Unearned compensation	(13,524)	—	—	(13,524)
Retained earnings	975,123	527,083	(527,083)	975,123

Total stockholders’ equity	1,057,088	2,558,900	(2,559,627)	1,056,361

Total liabilities and stockholders’ equity	$1,845,418	$3,070,427	$(2,617,499)	$2,298,346

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

LIABILITIES AND STOCKHOLDERS’ EQUITY
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

Media General, Inc.
Condensed Consolidating Statements of Operations
Quarter Ended March 30, 2003
(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Eliminations	Media General Consolidated

Revenues	$38,709	$226,737	$(68,006)	$197,440
Operating costs:
Production	—	90,511	—	90,511
Selling, general and administrative	40,122	101,546	(68,006)	73,662
Depreciation and amortization	1,139	15,955	—	17,094

Total operating costs	41,261	208,012	(68,006)	181,267

Operating income (loss)	(2,552)	18,725	—	16,173
Operating income (expense):
Interest expense	(9,867)	(1)	—	(9,868)
Investment loss – unconsolidated affiliates	(103)	(2,113)	—	(2,216)
Investment income – consolidated affiliates	14,322	—	(14,322)	—
Other, net	1,274	5,678	—	6,952

Total other income (expense)	5,626	3,564	(14,322)	(5,132)

Income (loss) before income taxes	3,074	22,289	(14,322)	11,041
Income tax expense (benefit)	(3,937)	7,967	—	4,030

Net income (loss)	7,011	14,322	(14,322)	7,011
Other comprehensive income (loss) (net of tax)	2,224	(4,267)	—	(2,043)

Comprehensive income (loss)	$9,235	$10,055	$(14,322)	$4,968

Media General, Inc.
Condensed Consolidating Statements of Operations
Quarter Ended March 31, 2002
(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Eliminations	Media General Consolidated

Revenues	$37,641	$221,789	$(64,891)	$194,539
Operating costs:
Production	—	86,547	—	86,547
Selling, general and administrative	37,897	93,478	(64,891)	66,484
Depreciation and amortization	1,090	15,549	—	16,639

Total operating costs	38,987	195,574	(64,891)	169,670

Operating income (loss)	(1,346)	26,215	—	24,869
Operating income (expense):
Interest expense	(13,413)	(17)	—	(13,430)
Investment income (loss) – unconsolidated affiliates	(569)	(1,536)	—	(2,105)
Investment income (loss) – consolidated affiliates	(109,950)	—	109,950	—
Other, net	570	(147)	—	423

Total other income (expense)	(123,362)	(1,700)	109,950	(15,112)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(124,708)	24,515	109,950	9,757
Income tax expense (benefit)	(4,397)	8,129	—	3,732

Income (loss) before cumulative effect of change in accounting principle	(120,311)	16,386	109,950	6,025
Cumulative effect of change in accounting principle	—	(126,336)	—	(126,336)

Net income (loss)	(120,311)	(109,950)	109,950	(120,311)
Other comprehensive income (net of tax)	3,279	2,389	—	5,668

Comprehensive income (loss)	$(117,032)	$(107,561)	$109,950	$(114,643)

Media General, Inc.
Condensed Consolidating Statements of Cash Flows
Quarter Ended March 30, 2003
(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Media General Consolidated

Cash flows from operating activities:
Net cash provided (used) by operating activities	$32,127	$(11,520)	$20,607
Cash flows from investing activities:
Capital expenditures	(308)	(6,177)	(6,485)
Other, net	17	16,887	16,904

Net cash provided (used) by investing activities	(291)	10,710	10,419

Cash flows from financing activities:
Increase in debt	76,000	—	76,000
Repayment of debt	(104,997)	—	(104,997)
Cash dividends paid	(4,441)	—	(4,441)
Other, net	379	—	379

Net cash used by financing activities	(33,059)	—	(33,059)

Net decrease in cash and cash equivalents	(1,223)	(810)	(2,033)
Cash and cash equivalents at beginning of year	6,932	4,347	11,279

Cash and cash equivalents at end of period	$5,709	$3,537	$9,246

Media General, Inc.
Condensed Consolidating Statements of Cash Flows
Quarter Ended March 31, 2002
(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Media General Consolidated

Cash flows from operating activities:
Net cash provided by operating activities	$28,185	$9,937	$38,122
Cash flows from investing activities:
Capital expenditures	(447)	(9,862)	(10,309)
Other investments	—	(246)	(246)
Other, net	28	34	62

Net cash used by investing activities	(419)	(10,074)	(10,493)

Cash flows from financing activities:
Increase in debt	69,000	—	69,000
Repayment of debt	(95,996)	(63)	(96,059)
Cash dividends paid	(4,147)	—	(4,147)
Other, net	4,678	—	4,678

Net cash used by financing activities	(26,465)	(63)	(26,528)

Net increase (decrease) in cash and cash equivalents	1,301	(200)	1,101
Cash and cash equivalents at beginning of year	4,382	4,755	9,137

Cash and cash equivalents at end of period	$5,683	$4,555	$10,238

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

          Media General is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, television stations, interactive media and diversified information services.

          The Company’s fiscal year ends on the last Sunday in December.

RESULTS OF OPERATIONS

          Net income in 2003’s first quarter of $7.0 million contrasted sharply with the prior year’s same-period loss of $120.3 million.  However, these comparative results were heavily impacted by certain items, most notably an impairment charge in 2002 resulting from the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, and an after-tax gain in 2003 of $3.7 million ($0.16 per diluted share) attributable to the Company’s sale of its Hoover’s stock to Dun & Bradstreet.  Excluding these items, net income would have decreased $2.7 million ($0.12 per diluted share), from $6.0 million in the first quarter of 2002 to $3.3 million in the comparable current-year quarter.

          The entire decline was accounted for by a $7.2 million decrease in segment operating profits (excluding the Hoover’s sale), partially offset by a $3.6 million drop in interest expense.  Despite modest revenue growth in both the Publishing and Broadcast Divisions, results in these segments were down 17% and 21%, respectively, from the equivalent year-ago period due to increased operating expenses.  As global tensions heightened and economic uncertainty prevailed during the quarter, measures were taken to reinstate certain cost containment initiatives late in the quarter.  Partially mitigating these reduced results was lower interest expense (down 27%), which resulted from lower average debt outstanding combined with a decrease in the effective interest rate.

PUBLISHING

          Operating income for the Publishing Division decreased $4.7 million (17%) to $23.6 million in the first quarter of 2003 from the comparable 2002 period.  Several items adversely affected year-over-year comparisons including: rising geopolitical concerns (which caused some advertisers to cancel or hold back on spending), uncharacteristically harsh winter weather conditions in Virginia and North Carolina, the shift of Easter into this year’s second quarter, and higher operating expenses.

          Publishing Division revenues increased $1.5 million (1.2%) in 2003 from the prior year.  As illustrated by the following chart, year-over-year Classified and Preprint advertising revenues showed moderate gains, while Retail and National advertising revenues lost some ground.  Preprint advertising was the lead performer due to solid volume increases; Classified advertising was up on strong automotive linage; Retail struggled on soft department store advertising; and National was down due to the absence of advertising related to the 2002 Hewlett-Packard/Compaq merger and the impact of the war in Iraq.  Circulation revenues demonstrated year-over-year growth of more than 1%, a continuation of the gains posted in last year’s fourth quarter as the result of division-wide efforts to achieve expanded circulation.

Publishing Segment Advertising Revenues by Categories

          Publishing Segment operating expenses increased $6.7 million in the first quarter of this year over the equivalent prior-year period due to a combination of factors.  Employee compensation and benefit costs were up nearly 5% due to annual salary increases and higher retirement plan expenses.  Costs at the Florida properties were up 30%, primarily the result of growth plan initiatives in Tampa.  Despite a slight decline in average price, newsprint expense rose 5.5% over the prior year due entirely to a 2,400 ton consumption increase due to expanded coverage of the war and circulation gains at many of the newspapers.

          Investment income earned from the Company’s share of The Denver Post Corporation (Denver) affiliate improved $.5 million, from a loss of $.6 million in the first quarter of last year to a loss of $.1 million in the current year.   A 4.1% decline in expenses (due primarily to a 9.6% drop in newsprint expense) combined with a 3.3% increase in revenues (driven by strong Preprint advertising) produced the favorable year-over-year comparative results.

          BROADCAST

          Television operating income decreased $2.4 million (21%) in the first quarter of this year compared to the first three months of 2002.  Operating expenses were up $3.1 million, partially offset by a modest increase in revenues of $.7 million.

          The following chart illustrates solid growth in Local advertising contrasted with a decrease in National advertising.  The Division was presented with several challenges in its efforts to achieve revenue growth in the quarter.  First, 2003 is an odd-numbered year, which translates into the absence of Olympic-related advertising and, typically, a slow Political advertising year; second, geopolitical concerns led to cancellations or delays in advertiser spending.  Despite these obstacles, Local advertising showed solid growth on strength in the medical, furniture and automotive categories as the Division continued its concerted efforts to effectively manage and charge for available air time.  National advertising bore the brunt of reduced ad business as a result of the war in Iraq and the continued weak national economy.

Broadcast Segment Advertising Time Sales by Categories

          Broadcast operating expenses increased $3.1 million in the first quarter of this year as compared to the first quarter of 2002 due primarily to two factors.  Employee benefit and compensation costs increased 6.9% due to higher expense related to retirement benefits and merit pay raises.  Additionally, sales expenses were up as a result of new revenue enhancement programs implemented this year.  The Division reinstated a number of cost containment measures in the latter portion of the quarter in light of softer than anticipated advertising revenues.

INTERACTIVE MEDIA

          Excluding the gain associated with the sale of Hoover’s stock, Interactive Media results remained essentially flat at a loss of approximately $1 million in the first quarter of both 2003 and 2002.  A $.9 million increase in revenues was more than offset by a $1 million rise in operating expenses (primarily the result of a 27% rise in employee benefits and compensation expense due to the filling of certain positions).  The 35% increase in revenues was primarily attributable to vigorous Classified advertising which nearly doubled from the year-ago quarter as classified up-sell arrangements continued to thrive across the Division.  Under these up-sell arrangements, customers pay an additional fee to have their classified advertisement placed online simultaneously with its publication in the newspaper.

          The Interactive Media Division has continued to grow and expand its operations since the Division’s inception in January of 2001.  This Division remains focused on developing new product, securing and retaining high-quality personnel, invigorating revenues through sales initiatives and enhancing content and design across all the Company’s online enterprises.

          Late in the quarter, the Company sold its share of Hoover’s, Inc., for $16.8 million to Dun & Bradstreet, producing a gain of $3.7 million (net of income taxes of $2.1 million).

INTEREST INCOME AND EXPENSE

           Interest expense decreased $3.6 million (27%) from the equivalent year-ago period due to a $131 million decrease in average debt outstanding combined with an 80 basis point decline in the effective interest rate.  This decrease in the effective interest rate was attributable to a year-over-year drop in LIBOR (which influences interest rates on the Company’s revolving credit facility) and a lower weighted average fixed interest rate on $200 million of swapped debt in the current quarter as discussed below.

          The Company uses interest rate swaps (where it pays a fixed rate and receives a floating rate) as part of an overall strategy to manage interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR, not to trade such instruments for profit or loss. During the first quarter of 2003, four of the Company’s swaps with notional amounts totaling $275 million matured; concurrently, four swaps with notional amounts totaling $200 million became effective.  These interest rate swaps are cash flow hedges with maturities in 2004 and 2005 that effectively convert the covered portion of the Company’s variable rate debt to fixed rate debt with a weighted average interest rate approximating 4.3%.

LIQUIDITY

          Net cash generated from operating activities of $20.6 million, coupled with proceeds of $16.8 million from the sale of the Hoover’s stock, enabled the Company to make capital expenditures of $6.5 million, to pay dividends to stockholders of $4.4 million, and to reduce debt by $29 million in the quarter.

          The Company has in place a $1 billion revolving credit facility and a universal shelf registration which allows for combined public debt or equity totaling $1.2 billion (together the “Facilities”).  At the end of the first quarter, the Company had $200 million in senior notes outstanding under the universal shelf.  Additionally, the Company leases facilities valued at approximately $100 million which it occupies in Tampa and Richmond and which are not currently on its balance sheet.  These facilities are owned by variable interest entities (VIEs) which have granted the Company options to buy the facilities at cost; the Company has guaranteed recovery of a portion (85%) of the VIE’s cost.  The FASB issued Interpretation 46, Consolidation of Variable Interest Entities, in January 2003; the Company will implement this standard at the beginning of this year’s third quarter.  For additional details on adoption of the Interpretation see Note 4.

          The Facilities carry cross-default provisions between the revolving credit and the senior notes.  The revolving credit has both interest coverage and leverage ratio covenants.  These covenants, which involve debt levels, interest expense, and EBITDA (a measure of cash earnings as defined in the revolving credit agreement), can affect the Company’s maximum borrowing capacity under the Facilities.  A significant drop in the Company’s EBITDA or a large increase in the Company’s debt level could make it challenging to meet the leverage ratio.  However, the Company was in compliance with all covenants at quarter-end and expects to remain in compliance with them going forward, including the impact of consolidating the VIEs.  The Company believes that internally generated funds provided by operations together with the unused portion of the Facilities provide it with significant flexibility to manage working capital needs, pay dividends, finance capital expenditures, make pension contributions, and take advantage of new strategic opportunities.  Additionally, the Company believes that the financial flexibility afforded by the Facilities will allow it to react quickly to opportunities that may arise when the FCC cross-ownership and duopoly regulations are modified, as expected, in June.

OUTLOOK

           Apprehension over the war in Iraq fueled many advertisers’ actions (including canceling or delaying ad placements) in the first quarter of 2003.  While geopolitical concerns will continue to influence the industry, as they have over the past several years, the Company is cautiously optimistic that, as the intensity of the Iraq situation lessens, advertising will rebound with the rise of consumer confidence.  Newsprint prices are expected to increase during 2003.  While higher newsprint prices are detrimental to the Publishing Division, they are beneficial to SP Newsprint which is expected to show a marked operating performance improvement in 2003.  By virtue of its investment in SPNC the Company is a net beneficiary of newsprint price increases.  Additionally, the Company anticipates significantly reduced interest expense due to both lower debt levels and effective interest rate.  Despite recent economic volatility, the Company expects to produce improved year-over-year results for 2003 due primarily to higher newsprint prices combined with lower interest expense.  One of the more promising prospects for both this year and beyond is the potential for the Company to capitalize on strategic acquisition opportunities when the FCC modifies its newspaper/broadcast cross-ownership and duopoly regulations.  This would enhance the Company’s ability to further its convergence strategy in the Southeast and provide long-term value to shareholders.

* * * * * *

          Certain statements in this Form 10-Q that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws.  Forward-looking statements include statements related to the impact of new accounting standards and the Internet, the Company’s expectations regarding newsprint prices, advertising levels and the effect of FCC regulations.  Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends” and similar statements, are made as of the date of this report and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

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

No reports on Form 8-K were filed by the Company during the quarter ended March 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

DATE: May 13, 2003	/s/ J. STEWART BRYAN III

J. Stewart Bryan III, Chairman, President and Chief Executive Officer

DATE: May 13, 2003	/s/ MARSHALL N. MORTON

Marshall N. Morton Vice Chairman and Chief Financial Officer

CERTIFICATIONS

I, J. Stewart Bryan III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Media General, Inc.;

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

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003
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

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003
/s/ MARSHALL N. MORTON

Marshall N. Morton Vice Chairman and Chief Financial Officer