Form 10-Q
period 2003-06-29
MEDIA GENERAL INC
filed 2003-08-12
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

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

Yes                    No         X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                    No         X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 3, 2003.

Class A Common shares:  22,836,314

Class B Common shares:  555,992

MEDIA GENERAL, INC.

FORM 10-Q REPORT

June 29, 2003

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s except shares)

	(Unaudited)
	June 29, 2003	December 29, 2002
ASSETS
Current assets:
Cash and cash equivalents	$10,465	$11,279
Accounts receivable – net	103,754	112,399
Inventories	5,646	4,101
Other	25,111	32,773

Total current assets	144,976	160,552

Investments in unconsolidated affiliates	88,756	93,370

Other assets	56,014	68,140

Property, plant and equipment – net	361,084	372,719

Excess of cost over fair value of net identifiable assets of acquired businesses – net	832,004	832,004

FCC licenses and other intangibles – net	814,012	820,226

	$2,296,846	$2,347,011

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s except shares)

	(Unaudited)
	June 29, 2003	December 29, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,432	$20,967
Accrued expenses and other liabilities	72,107	88,646
Income taxes payable	3,326	1,888

Total current liabilities	92,865	111,501

Long-term debt	591,943	642,937

Deferred income taxes	350,679	345,178

Other liabilities and deferred credits	184,916	188,141

Stockholders’ equity:
Preferred stock ($5 cumulative convertible), par value $5 per share:
Authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 22,830,051 and 22,652,466 shares	114,150	113,262
Class B, authorized 600,000 shares; issued 555,992 shares	2,780	2,780
Additional paid-in capital	27,443	18,504
Accumulated other comprehensive loss	(47,864)	(46,779)
Unearned compensation	(12,694)	(5,506)
Retained earnings	992,628	976,993

Total stockholders’ equity	1,076,443	1,059,254

	$2,296,846	$2,347,011

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(000’s except for per share data)

	Second Quarter Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Revenues	$211,929	$211,752	$409,369	$406,291

Operating costs:
Production	87,927	85,758	178,438	172,305
Selling, general and administrative	71,740	68,381	145,402	134,865
Depreciation and amortization	16,598	16,892	33,692	33,531

Total operating costs	176,265	171,031	357,532	340,701

Operating income	35,664	40,721	51,837	65,590

Other income (expense):
Interest expense	(7,985)	(11,924)	(17,853)	(25,354)
Investment loss – unconsolidated affiliates	(1,292)	(3,662)	(3,508)	(5,767)
Other, net	1,180	1,200	8,132	1,623

Total other expense	(8,097)	(14,386)	(13,229)	(29,498)

Income before income taxes and cumulative effect of change in accounting principle	27,567	26,335	38,608	36,092
Income taxes	10,062	10,073	14,092	13,805

Income before cumulative effect of change in accounting principle	17,505	16,262	24,516	22,287
Cumulative effect of change in accounting principle (net of income tax benefit of $12,188)	—	—	—	(126,336)

Net income (loss)	$17,505	$16,262	$24,516	$(104,049)

Earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$0.76	$0.71	$1.06	$0.97
Cumulative effect of change in accounting principle	—	—	—	(5.51)

Net income (loss)	$0.76	$0.71	$1.06	$(4.54)

Earnings (loss) per common share – assuming dilution:
Income before cumulative effect of change in accounting principle	$0.75	$0.70	$1.05	$0.96
Cumulative effect of change in accounting principle	—	—	—	(5.44)

Net income (loss)	$0.75	$0.70	$1.05	$(4.48)

Dividends paid per common share	$0.19	$0.18	$0.38	$0.36

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(000’s)

	Six Months Ended
	June 29, 2003	June 30, 2002
Operating activities:
Net income (loss)	$24,516	$(104,049)
Adjustments to reconcile net income (loss):
Cumulative effect of change in accounting principle	—	126,336
Depreciation and amortization	33,692	33,531
Deferred income taxes	6,191	5,993
Investment loss – unconsolidated affiliates	3,508	5,767
Distribution from unconsolidated affiliate	—	4,100
Gain on sale of investment	(5,746)	—
Change in assets and liabilities:
Accounts receivable and inventories	7,100	9,137
Accounts payable, accrued expenses, and other liabilities	(5,560)	7,158
Reduction in advance from unconsolidated newsprint affiliate	(6,000)	—
Other	114	4,123

Net cash provided by operating activities	57,815	92,096

Investing activities:
Capital expenditures	(12,925)	(15,795)
Purchase of business	(375)	(1,124)
Proceeds from sale of investment	16,840	—
Purchase of other investments	(3,160)	(746)
Other, net	86	58

Net cash provided (used) by investing activities	466	(17,607)

Financing activities:
Increase in debt	130,000	127,000
Payment of debt	(180,994)	(201,098)
Dividends paid	(8,881)	(8,316)
Other, net	780	9,146

Net cash used by financing activities	(59,095)	(73,268)

Net (decrease) increase in cash and cash equivalents	(814)	1,221
Cash and cash equivalents at beginning of year	11,279	9,137

Cash and cash equivalents at end of period	$10,465	$10,358

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$16,548	$24,510
Income taxes (refund)	$6,314	$(264)

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information, have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

2.    Inventories are principally raw materials (primarily newsprint).

3.    Subsequent to the end of the second quarter, the Company made a $21 million fully tax-deductible contribution to its defined benefit retirement plan.

4.    In March 2003, the Company sold its shares of Hoover’s (a provider of business information) for $16.8 million and reported a gain of $3.7 million (net of income taxes of $2.1 million). Proceeds from the sale were used to repay debt.

5.    In January 2003 the FASB issued FASB Interpretation 46, Consolidation of Variable Interest Entities. In general, the Interpretation requires that the assets, liabilities, and activities of a Variable Interest Entity (VIE) be consolidated into the financial statements of the enterprise that has the controlling financial interest. Companies with VIEs that existed prior to issuance of the Interpretation will be required to apply the guidance to existing VIEs for the first fiscal period beginning after June 15, 2003. The Company adopted the Interpretation as of the beginning of the third quarter and began consolidating certain VIE’s which own real property leased to the Company. Upon adoption, the Company added approximately $86 million of assets (primarily buildings), approximately $94 million of liabilities (primarily debt) and recognized a cumulative effect of change in accounting principle of approximately $8 million, after tax. Additionally, beginning with the third quarter, the Company will recognize non-cash expense for depreciation and amortization, and will report as interest expense certain amounts which had previously been reported as rent expense. The Company’s cash flow is not affected by the adoption of this Interpretation but its pre-tax income will be reduced by approximately $800,000 quarterly.

6.    The following table sets forth the Company’s current and prior-year financial performance by segment for 2003:

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total

Three Months Ended June 29, 2003
Consolidated revenues	$135,005	$74,002	$3,489	$(567)	$211,929

Segment operating cash flow	$37,895	$25,512	$(859)		$62,548
Allocated amounts:
Equity in net income of unconsolidated affiliate	279				279
Depreciation and amortization	(6,523)	(5,505)	(459)		(12,487)

Segment profit (loss)	$31,651	$20,007	$(1,318)		50,340

Unallocated amounts:
Interest expense					(7,985)
Investment loss – SP Newsprint					(1,571)
Acquisition intangibles amortization					(2,990)
Corporate expense					(8,549)
Other					(1,678)

Consolidated income before income taxes					$27,567

Three Months Ended June 30, 2002
Consolidated revenues	$131,843	$77,582	$2,839	$(512)	$211,752

Segment operating cash flow	$39,296	$27,925	$(767)		$66,454
Allocated amounts:
Equity in net loss of unconsolidated affiliates	(203)		(381)		(584)
Depreciation and amortization	(7,052)	(5,488)	(310)		(12,850)

Segment profit (loss)	$32,041	$22,437	$(1,458)		53,020

Unallocated amounts:
Interest expense					(11,924)
Investment loss – SP Newsprint					(3,078)
Acquisition intangibles amortization					(2,952)
Corporate expense					(8,390)
Other					(341)

Consolidated income before income taxes					$26,335

Six Months Ended June 29, 2003
Consolidated revenues	$265,372	$138,134	$6,978	$(1,115)	$409,369

Segment operating cash flow	$68,316	$40,348	$(1,541)		$107,123
Allocated amounts:
Equity in net income of unconsolidated affiliate	176				176
Gain on sale of Hoover’s			5,746		5,746
Depreciation and amortization	(13,264)	(11,219)	(917)		(25,400)

Segment profit	$55,228	$29,129	$3,288		87,645

Unallocated amounts:
Interest expense					(17,853)
Investment loss – SP Newsprint					(3,684)
Acquisition intangibles amortization					(6,031)
Corporate expense					(18,099)
Other					(3,370)

Consolidated income before income taxes					$38,608

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total

Six Months Ended June 30, 2002
Consolidated revenues	$260,722	$141,010	$5,414	$(855)	$406,291

Segment operating cash flow	$75,134	$44,767	$(1,454)		$118,447
Allocated amounts:
Equity in net loss of unconsolidated affiliates	(772)		(413)		(1,185)
Depreciation and amortization	(14,055)	(10,832)	(608)		(25,495)

Segment profit (loss)	$60,307	$33,935	$(2,475)		91,767

Unallocated amounts:
Interest expense					(25,354)
Investment loss – SP Newsprint					(4,582)
Acquisition intangibles amortization					(5,857)
Corporate expense					(17,567)
Other					(2,315)

Consolidated income before income taxes and cumulative effect of change in accounting principle					$36,092

7.    The following table sets forth the computation of basic and diluted earnings per share prior to the cumulative effect of change in accounting principle:

	Quarter Ended June 29, 2003			Quarter Ended June 30, 2002
	Income	Shares	Per Share	Income	Shares	Per Share
(In thousands, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common stockholders	$17,505	23,044	$0.76	$16,262	22,962	$0.71

Effect of dilutive securities
Stock options		127			247
Restricted stock and other	(15)	151		(13)	125

Diluted EPS
Income available to common stockholders plus assumed conversions	$17,490	23,322	$0.75	$16,249	23,334	$0.70

	Six Months Ended June 29, 2003			Six Months Ended June 30, 2002
	Income	Shares	Per Share	Income	Shares	Per Share
(In thousands, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Income before cumulative effect of change in accounting principle available to common stockholders	$24,516	23,041	$1.06	$22,287	22,896	$0.97

Effect of dilutive securities
Stock options		121			203
Restricted stock and other	(31)	146		(27)	116

Diluted EPS
Income before cumulative effect of change in accounting principle available to common stockholders plus assumed conversions	$24,485	23,308	$1.05	$22,260	23,215	$0.96

Options to purchase 344,500 shares of common stock at $56.025 per share, granted on January 29, 2003, were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares (i.e., anti-dilutive). The options, which expire on January 29, 2013, were still outstanding at June 29, 2003.

8.    The Company’s comprehensive income consisted of the following:

	Quarter Ended		Six Months Ended
(In thousands)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net income (loss)	$17,505	$16,262	$24,516	$(104,049)
Unrealized gain on derivative contracts (net of deferred taxes)	261	612	2,219	3,803
Minimum pension liability	(176)	—	(570)	—
Unrealized holding gain on equity securities (net of deferred taxes)	873	621	873	3,098
Less: reclassification adjustment for gains included in net income (net of deferred taxes)	—	—	(3,607)	—

Comprehensive income (loss)	$18,463	$17,495	$23,431	$(97,148)

9.     The Company accounts for its stock-based compensation utilizing the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2003 and 2002, respectively: risk-free interest rates of 3.7% and 4.9%; dividend yields of 1.4% and 1.3%; volatility factors of .40 and .48; and an expected life of 8 years.

	Quarter Ended		Six Months Ended
(In thousands, except per share amounts)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net income (loss), as reported	$17,505	$16,262	$24,516	$(104,049)
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,114)	(890)	(2,153)	(2,679)

Pro forma net income (loss)	$16,391	$15,372	$22,363	(106,728)

Earning (loss) per share:
Basic – as reported	$0.76	$0.71	$1.06	$(4.54)

Basic – pro forma	$0.71	$0.67	$0.97	$(4.66)

Diluted – as reported	$0.75	$0.70	$1.05	$(4.48)

Diluted – pro forma	$0.70	$0.66	$0.96	$(4.60)

10.    Concurrent with the September 2000 sale of Garden State Paper Company, the Company entered into a financial newsprint swap agreement with Enron North America Corporation (Enron). In late November 2001, the Company terminated the newsprint swap agreement for reasons including misrepresentations made by Enron at the time the contract was signed. Enron filed for bankruptcy shortly thereafter. The Company believes that no further payments are due by either party under the agreement. Enron disputes the Company’s position. The Company believes its position is correct.

11.    In August 2001, the Company filed a universal shelf registration for combined public debt or equity securities totaling up to $1.2 billion. The Company’s subsidiaries are 100% owned and currently guarantee the debt securities issued from the shelf. These guarantees are full and unconditional and on a joint and several basis. The following financial information presents condensed consolidating balance sheets, statements of operations, and statements of cash flows for the parent company, and the Guarantor Subsidiaries, together with certain eliminations.

Media General, Inc.

Condensed Consolidating Balance Sheets

As of June 29, 2003

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$6,490	$3,975	$-	$10,465
Accounts receivable, net	—	103,754	—	103,754
Inventories	5	5,641	—	5,646
Other	40,210	45,654	(60,753)	25,111

Total current assets	46,705	159,024	(60,753)	144,976

Investments in unconsolidated affiliates	9,885	78,871	—	88,756
Investments in and advances to subsidiaries	1,728,750	851,297	(2,580,047)	—
Other assets	34,494	21,520	—	56,014
Property, plant and equipment, net	21,425	339,659	—	361,084
Excess of cost over fair value of net identifiable assets of acquired businesses, net	—	832,004	—	832,004
FCC licenses and other intangibles, net	—	814,012	—	814,012

Total assets	$1,841,259	$3,096,387	$(2,640,800)	$2,296,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,810	$9,622	$-	$17,432
Accrued expenses and other liabilities	56,405	76,461	(60,759)	72,107
Income taxes payable	—	3,326	—	3,326

Total current liabilities	64,215	89,409	(60,759)	92,865

Long-term debt	591,943	—	—	591,943
Deferred income taxes	(68,999)	419,678	—	350,679
Other liabilities and deferred credits	178,109	6,807	—	184,916

Stockholders’ equity
Common stock	116,930	4,872	(4,872)	116,930
Additional paid-in capital	27,443	2,027,438	(2,027,438)	27,443
Accumulated other comprehensive loss	(48,316)	452	—	(47,864)
Unearned compensation	(12,694)	—	—	(12,694)
Retained earnings	992,628	547,731	(547,731)	992,628

Total stockholders’ equity	1,075,991	2,580,493	(2,580,041)	1,076,443

Total liabilities and stockholders’ equity	$1,841,259	$3,096,387	$(2,640,800)	$2,296,846

Media General, Inc.

Condensed Consolidating Balance Sheets

As of December 29, 2002

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$6,932	$4,347	$-	$11,279
Accounts receivable, net	—	112,399	—	112,399
Inventories	3	4,098	—	4,101
Other	43,088	52,175	(62,490)	32,773

Total current assets	50,023	173,019	(62,490)	160,552

Investments in unconsolidated affiliates	10,229	83,141	—	93,370
Investments in and advances to subsidiaries	1,765,564	779,747	(2,545,311)	—
Other assets	33,485	34,655	—	68,140
Property, plant and equipment, net	22,308	350,411	—	372,719
Excess of cost over fair value of net identifiable assets of acquired businesses, net	—	832,004	—	832,004
FCC licenses and other intangibles, net	—	820,226	—	820,226

Total assets	$1,881,609	$3,073,203	$(2,607,801)	$2,347,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,743	$12,224	$-	$20,967
Accrued expenses and other liabilities	63,705	87,437	(62,496)	88,646
Income taxes payable	—	1,888	—	1,888

Total current liabilities	72,448	101,549	(62,496)	111,501

Long-term debt	642,937	—	—	642,937
Deferred income taxes	(68,579)	413,757	—	345,178
Other liabilities and deferred credits	179,089	9,052	—	188,141

Stockholders’ equity
Common stock	116,042	4,872	(4,872)	116,042
Additional paid-in capital	18,504	2,027,672	(2,027,672)	18,504
Accumulated other comprehensive income (loss)	(50,319)	3,540	—	(46,779)
Unearned compensation	(5,506)	—	—	(5,506)
Retained earnings	976,993	512,761	(512,761)	976,993

Total stockholders’ equity	1,055,714	2,548,845	(2,545,305)	1,059,254

Total liabilities and stockholders’ equity	$1,881,609	$3,073,203	$(2,607,801)	$2,347,011

Media General, Inc.

Condensed Consolidating Statements of Operations

Three months Ended June 29, 2003

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$41,123	$241,248	$(70,442)	$211,929

Operating costs:
Production	—	87,927	—	87,927
Selling, general and administrative	39,137	103,045	(70,442)	71,740
Depreciation and amortization	1,124	15,474	—	16,598

Total operating costs	40,261	206,446	(70,442)	176,265

Operating income	862	34,802	—	35,664

Operating income (expense):
Interest expense	(7,982)	(3)	—	(7,985)
Investment income (loss) – unconsolidated affiliates	279	(1,571)	—	(1,292)
Investment income (loss) – consolidated affiliates	20,649	—	(20,649)	—
Other, net	1,280	(100)	—	1,180

Total other income (expense)	14,226	(1,674)	(20,649)	(8,097)

Income (loss) before income taxes	15,088	33,128	(20,649)	27,567
Income tax expense (benefit)	(2,417)	12,479	—	10,062

Net income (loss)	17,505	20,649	(20,649)	17,505

Other comprehensive income (loss) (net of tax)	(221)	1,179	—	958

Comprehensive income (loss)	$17,284	$21,828	$(20,649)	$18,463

Media General, Inc.

Condensed Consolidating Statements of Operations

Six months Ended June 29, 2003

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$79,832	$467,985	$(138,448)	$409,369

Operating costs:
Production	—	178,438	—	178,438
Selling, general and administrative	79,259	204,591	(138,448)	145,402
Depreciation and amortization	2,263	31,429	—	33,692

Total operating costs	81,522	414,458	(138,448)	357,532

Operating income (loss)	(1,690)	53,527	—	51,837

Operating income (expense):
Interest expense	(17,849)	(4)	—	(17,853)
Investment income (loss) – unconsolidated affiliates	176	(3,684)	—	(3,508)
Investment income (loss) – consolidated affiliates	34,971	—	(34,971)	—
Other, net	2,554	5,578	—	8,132

Total other income (expense)	19,852	1,890	(34,971)	(13,229)

Income (loss) before income taxes	18,162	55,417	(34,971)	38,608
Income tax expense (benefit)	(6,354)	20,446	—	14,092

Net income (loss)	24,516	34,971	(34,971)	24,516

Other comprehensive income (loss) (net of tax)	2,003	(3,088)	—	(1,085)

Comprehensive income (loss)	$26,519	$31,883	$(34,971)	$23,431

Media General, Inc.

Condensed Consolidating Statements of Operations

Three months Ended June 30, 2002

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$40,252	$239,002	$(67,502)	$211,752

Operating costs:
Production	—	85,758	—	85,758
Selling, general and administrative	36,137	99,746	(67,502)	68,381
Depreciation and amortization	1,089	15,803	—	16,892

Total operating costs	37,226	201,307	(67,502)	171,031

Operating income	3,026	37,695	—	40,721

Operating income (expense):
Interest expense	(11,911)	(13)	—	(11,924)
Investment loss – unconsolidated affiliates	(203)	(3,459)	—	(3,662)
Investment income (loss) – consolidated affiliates	20,520	—	(20,520)	—
Other, net	1,237	(37)	—	1,200

Total other income (expense)	9,643	(3,509)	(20,520)	(14,386)

Income (loss) before income taxes	12,669	34,186	(20,520)	26,335
Income tax expense (benefit)	(3,593)	13,666	—	10,073

Net income (loss)	16,262	20,520	(20,520)	16,262

Other comprehensive income (net of tax)	879	354	—	1,233

Comprehensive income (loss)	$17,141	$20,874	$(20,520)	$17,495

Media General, Inc.

Condensed Consolidating Statements of Operations

Six months Ended June 30, 2002

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$77,893	$460,791	$(132,393)	$406,291

Operating costs:
Production	—	172,305	—	172,305
Selling, general and administrative	74,034	193,224	(132,393)	134,865
Depreciation and amortization	2,179	31,352	—	33,531

Total operating costs	76,213	396,881	(132,393)	340,701

Operating income	1,680	63,910	—	65,590

Operating income (expense):
Interest expense	(25,324)	(30)	—	(25,354)
Investment loss – unconsolidated affiliates	(772)	(4,995)	—	(5,767)
Investment income (loss) – consolidated affiliates	(89,430)	—	89,430	—
Other, net	1,807	(184)	—	1,623

Total other income (expense)	(113,719)	(5,209)	89,430	(29,498)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(112,039)	58,701	89,430	36,092
Income tax expense (benefit)	(7,990)	21,795	—	13,805

Income (loss) before cumulative effect of change in accounting principle	(104,049)	36,906	89,430	22,287
Cumulative effect of change in accounting principle	—	(126,336)	—	(126,336)

Net income (loss)	(104,049)	(89,430)	89,430	(104,049)

Other comprehensive income (net of tax)	4,158	2,743	—	6,901

Comprehensive income (loss)	$(99,891)	$(86,687)	$89,430	$(97,148)

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Six months Ended June 29, 2003

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Media General Consolidated
Cash flows from operating activities:
Net cash provided (used) by operating activities	$59,320	$(1,505)	$57,815

Cash flows from investing activities:
Capital expenditures	(309)	(12,616)	(12,925)
Purchase of business	(375)	—	(375)
Proceeds from sale of investment	—	16,840	16,840
Other investments	—	(3,160)	(3,160)
Other, net	17	69	86

Net cash (used) provided by investing activities	(667)	1,133	466

Cash flows from financing activities:
Increase in debt	130,000	—	130,000
Repayment of debt	(180,994)	—	(180,994)
Cash dividends paid	(8,881)	—	(8,881)
Other, net	780	—	780

Net cash used by financing activities	(59,095)	—	(59,095)

Net decrease in cash and cash equivalents	(442)	(372)	(814)
Cash and cash equivalents at beginning of year	6,932	4,347	11,279

Cash and cash equivalents at end of period	$6,490	$3,975	$10,465

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

RESULTS OF OPERATIONS

Net income in 2003’s second quarter increased $1.2 million (7.6%) over the equivalent prior-year quarter. The second quarter results rose despite a $2.7 million decrease in segment operating profits that was primarily caused by weak Broadcast Division results. The Company’s improved performance was attributable to a 33% reduction in interest expense, the result of lower average debt outstanding and a decrease in the effective interest rate, and to a reduced loss from the Company’s share of SP Newsprint’s (SPNC) results. Although the Company’s share of SPNC’s results in the quarter was a loss of $1.6 million, this represented a $1.5 million improvement from the prior year’s second quarter loss of $3.1 million. The improved SPNC results were realized due to the rise in average newsprint selling price and moderately higher sales volume.

Net income of $24.5 million in the first half of 2003 contrasted sharply with the prior year’s same-period loss of $104 million. Year-to-date results were substantially impacted by the January 2002 adoption of SFAS No. 142, Goodwill and Other Intangible Assets, and, to a much lesser degree, by an after-tax gain of $3.7 million ($0.16 per diluted share) attributable to the Company’s sale of its Hoover’s stock to Dun & Bradstreet in 2003. Excluding these items, income would have decreased $1.4 million from $22.3 million in the first half of 2002 to $20.9 million in the current year-to-date period. The entire decline was accounted for by a $9.9 million decrease in segment operating profits (excluding the Hoover’s sale), partially offset by a 30% drop in interest expense. Despite modest revenue growth in the Publishing Division, segment profit was down 8% due to higher newsprint prices and increased employee compensation and benefit costs; Broadcast Division revenues continued to suffer as the result of significantly reduced political ad revenues and cautious advertiser spending which translated into a 14% year-over-year decline in the Division’s segment operating profits. On the up side, the Company’s share of SPNC’s results showed improved performance in the form of a lower year-over-year loss, which declined from $4.6 million in 2002 to $3.7 million in 2003; the improvement was equally attributable to lower newsprint costs and higher sales volume.

PUBLISHING

Operating income for the Publishing Division decreased $.4 million and $5.1 million in the second quarter and first half of 2003 from the comparable 2002 periods. Particularly in the early part of 2003, several items adversely affected these period-over-period comparisons, including: geopolitical concerns with the escalation of the war in Iraq (which caused some advertisers to cancel or hold back on spending), uncharacteristically harsh winter weather conditions in Virginia and North Carolina, and higher operating expenses.

As illustrated by the following chart: Preprints and National advertising revenues were up in both the second quarter and first half of this year; Classified showed improvement in the year to date, but lost traction in the second quarter by remaining essentially flat with the prior-year’s equivalent quarter; and Retail continued to struggle in both the quarter and year to date. Publishing revenues rose 2.4% and 1.8% in the second quarter and first half of 2003, representing the third consecutive quarter of revenue growth over the prior year in period-over-period comparisons. Preprint advertising remained the outstanding performer on strong volume increases at newspapers across the board. National advertising showed marked improvement on the strength of telecommunication and automotive lineage. Classified advertising showed little movement in the second quarter, but generated stronger year-over-year revenues driven by solid automotive and real estate ads. Retail advertising was down due primarily to lethargy in the department store category as advertiser apprehension perpetuated amid continued global tensions.

Publishing Segment operating expenses increased $4 million and $10.7 million in the second quarter and first half of this year over the equivalent 2002 periods due to a combination of factors. Newsprint expense was up $1.6 million in the quarter and $2.3 million in the year to date as prices continued the ascent begun in August of 2002. In the quarter, a $37 per short ton rise in average price led to a $1.2 million price increase which combined with $.4 million in additional consumption to produce the deficit; in the year to date, a $15 per short ton rise in average price caused the price component to grow by $1 million which combined with a $1.3 million increase in consumption to generate the higher expense. Employee compensation and benefit costs were up 3.4% in the quarter and 4.2% in the year to date due to annual salary increases and higher health care and retirement plan expenses. Additionally, costs at the Florida properties were up 9% and 19% in the quarter and six months, primarily the result of growth plan initiatives in Tampa.

In the quarter, results from the Company’s share of The Denver Post Corporation (Denver) affiliate improved $.5 million from a loss of $.2 million in 2002’s second quarter to income of $.3 million in this year’s second quarter. This improvement was primarily the result of the absence of certain prior-year expenses associated with the Joint Operating Agreement (JOA) with the Denver Rocky Mountain News. In the year to date, the Company’s share of Denver’s results improved $.9 million, from a loss of $.7 million in the first half of last year to income of $.2 million in the current year. A slight increase in revenues combined with the aforementioned absence of certain prior-year JOA expenses generated the improved year-over-year comparative results.

BROADCAST

Broadcast operating income dropped $2.4 million and $4.8 million in the second quarter and first half of 2003 compared to the prior-year periods due primarily to decreases in revenues in the current-year periods of $3.6 million and $2.9 million, respectively. The Division faced several challenges in its effort to achieve revenue growth in the first half of 2003. First, 2003 is an odd-numbered year, which translates into the absence of Olympic-related advertising and a slow Political advertising year; the Division experienced a $4 million drop in Political ad revenues in both the quarter and year to date. Second, a turbulent geopolitical environment led to cancellations and delays in advertiser spending. Despite these obstacles, Local advertising showed solid growth in both the quarter and year to date on strength in the automotive and furniture categories as the Division continued its concerted efforts to effectively manage and charge for available air time. National advertising bore the brunt of reduced ad business (particularly in the entertainment and paid program categories) as a result of the prolonged weak national economy which continued to foster apprehension in advertisers. The following chart illustrates the period-over-period comparisons discussed above.

Broadcast operating expenses decreased $1.2 million in the second quarter and increased $1.9 million in the first half of this year as compared to the equivalent 2002 periods. The expense reduction in the quarter was the result of lower cost of goods associated with equipment sales and a 15% decrease in programming costs, partially offset by higher sales expenses associated with new revenue enhancement programs and a slight increase in employee benefit and compensation expense. Increased year-to-date expenses reflect many of these same factors although the rise in employee benefit and compensation costs due to higher expenses related to health care, retirement benefits and merit pay raises was much more significant early in the year. Late in the first quarter of 2003, measures were taken to reinstate certain cost containment initiatives. The success of these initiatives is already apparent, as evidenced by the decrease in this year’s second-quarter operating expenses.

INTERACTIVE MEDIA

Late in the first quarter, the Company sold its share of Hoover’s, Inc., for $16.8 million to Dun & Bradstreet, producing a gain of $3.7 million (net of income taxes of $2.1 million). Excluding this gain, Interactive Media results remained essentially flat in both the second quarter and first half of 2003. Revenues increased $.7 million and $1.6 million in the second quarter and year-to-date period, while expenses rose $1 million and $1.9 million. Additionally, comparative results were positively impacted by the lack of a $.4 million investment loss in the prior year. The 23% quarterly increase and 29% year-to-date increase in revenues was driven by vigorous Classified advertising as classified up-sell arrangements continued to thrive across the Division. Under these up-sell arrangements, customers pay an additional fee to have their classified advertisement placed online simultaneously with its publication in the newspaper.

The Interactive Media Division has continued to grow and expand its operations since the Division’s inception in January of 2001. This Division remains focused on developing new products, securing and retaining high-quality personnel, invigorating revenues through sales initiatives and enhancing content and design across all the Company’s online enterprises. In May 2003, the Company invested approximately $3 million in NTN Communications, Inc. (NTN). NTN is the only interactive television network in North America that broadcasts multi-player, multi-platform programming to hospitality venues, interactive cable networks, and the Internet.

INTEREST INCOME AND EXPENSE

Interest expense decreased $3.9 million and $7.5 million in the quarter and year to date from the equivalent year-ago periods due to declines of $122 million and $127 million in average debt outstanding combined with a decline of more than 1% in the effective interest rate. This decrease in the effective interest rate was attributable to a year-over-year drop in LIBOR (which influences interest rates on the Company’s revolving credit facility) and to a lower weighted average fixed interest rate on $200 million of swapped debt as discussed below.

The Company uses interest rate swaps (where it pays a fixed rate and receives a floating rate) as part of an overall strategy to manage interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR, not to trade such instruments for profit or loss. During the first quarter of 2003, four of the Company’s swaps with notional amounts totaling $275 million matured; concurrently, four swaps with notional amounts totaling $200 million started. These interest rate swaps are cash flow hedges with maturities in 2004 and 2005 that effectively convert the covered portion of the Company’s variable rate debt to fixed rate debt with a weighted average interest rate approximating 4.3%.

LIQUIDITY

In the first half of 2003 net cash generated from operating activities of $57.8 million, coupled with proceeds of $16.8 million from the sale of the Hoover’s stock, enabled the Company to make capital expenditures of $12.9 million, to pay dividends to stockholders of $8.9 million, and to reduce debt by $51 million. Subsequent to the end of the second quarter, the Company made a $21 million tax deductible contribution to the defined benefit plan it sponsors for employees.

The Company has in place a $1 billion revolving credit facility and a universal shelf registration which allows for combined public debt or equity totaling a further $1.2 billion (together the “Facilities”). At the end of the second quarter, the Company had $200 million in senior notes outstanding under the universal shelf. Additionally, the Company leases facilities which it occupies in Tampa and Richmond and which were not on its balance sheet at the end of the second quarter. These facilities are owned by variable interest entities (VIEs) which have granted the Company options to buy the facilities at cost; the Company has guaranteed recovery of a portion (85%) of the VIE’s cost. The FASB issued Interpretation 46, Consolidation of Variable Interest Entities, in January 2003; the Company adopted this standard as of the beginning of this year’s third quarter and began consolidating these VIEs at that time. Upon adoption, the Company added approximately $86 million of assets (primarily buildings), approximately $94 million of liabilities (primarily debt) and recognized a cumulative effect of change in accounting principle of approximately $8 million. For additional details on adoption of the Interpretation see Note 5.

The Facilities carry cross-default provisions between the revolving credit and the senior notes. The revolving credit has both interest coverage and leverage ratio covenants. These covenants, which involve debt levels, interest expense, and EBITDA (a measure of cash earnings as defined in the revolving credit agreement), can affect the Company’s maximum borrowing capacity under the Facilities. A significant drop in the Company’s EBITDA or a large increase in the Company’s debt level could make it challenging to meet the leverage ratio. However, the Company was in compliance with all covenants at quarter-end and expects to remain in compliance with them going forward, including the impact of consolidating the VIEs. The Company believes that internally generated funds provided by operations, together with the unused portion of the Facilities, provide it with significant flexibility to manage working capital needs, pay dividends, finance capital expenditures, make pension contributions, and take advantage of new strategic opportunities. Additionally, the Company believes that the financial flexibility afforded by the Facilities will allow it to react quickly to opportunities that may arise as a result of the June 2002 modifications to the FCC cross-ownership and duopoly regulations.

OUTLOOK

Broadcast revenues will continue to be affected throughout the remainder of the year by significantly reduced Political spending in this off-election year. However, apprehension regarding the prevailing economic uncertainty that has influenced advertisers’ actions during the first half of 2003 seems to be subsiding. The Company is cautiously optimistic that advertising revenues will rebound and a recovery is near, evidenced by a 3% increase in Publishing advertising revenues in the second quarter. Newsprint prices have risen slowly since the third quarter of 2002, and another price increase has been announced effective August 1. While higher newsprint prices are detrimental to the Publishing Division, they are beneficial to SP Newsprint which is expected to show a marked operating performance improvement in 2003. By virtue of its investment in SPNC the Company is a net beneficiary of newsprint price increases. Additionally, the Company anticipates significantly reduced interest expense due to both lower debt levels and effective interest rates. With the modification of the FCC’s newspaper and broadcast cross-ownership and duopoly regulations, the Company is in a position to capitalize on strategic acquisition opportunities that may arise. The Company remains focused on advancing its convergence strategy in the Southeast and continues to be guided by the principle of providing long-term value to shareholders.

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

Item 4.    Controls and Procedures

The Company’s management, including the chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes in the Company’s internal controls or in other factors that are reasonably likely to adversely affect internal controls subsequent to this evaluation.

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Media General, Inc., was held on May 23, 2003, for the purpose of electing a board of directors.

Each nominee for director was elected by the following vote:

Class A Directors	Class A Shares Voted “FOR”	Class A Shares Voted “WITHHELD”
Charles A. Davis	15,477,792	5,583,178
C. Boyden Gray	15,747,710	5,313,260
Walter E. Williams	15,748,049	5,312,921

Class B Directors	Class B Shares Voted “FOR”	Class B Shares Voted “WITHHELD”
O. Reid Ashe, Jr.	553,452	—
J. Stewart Bryan III	553,452	—
Marshall N. Morton	553,452	—
Thompson L. Rankin	553,452	—
Wyndham Robertson	553,452	—
Henry L. Valentine, II	553,452	—

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

31.1     Section 302 Chief Executive Officer Certification

31.2     Section 302 Chief Financial Officer Certification

32.1     Section 906 Chief Executive Officer Certification

32.2     Section 906 Chief Financial Officer Certification

(b)    Reports on Form 8-K

On April 3, 2003, the Company filed a Form 8-K to report the Company’s April 1, 2003, press release regarding revised first-quarter guidance.

On April 22, 2003, the Company filed a Form 8-K to report the Company’s April 16, 2003, press releases regarding first-quarter results and March revenues.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

DATE: August 12, 2003	/s/ J. Stewart Bryan III
J. Stewart Bryan III, Chairman and Chief Executive Officer

DATE: August 12, 2003	/s/ Marshall N. Morton
Marshall N. Morton Vice Chairman and Chief Financial Officer