Form 10-K/A
period 2002-12-29
MEDIA GENERAL INC
filed 2003-09-25
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A-1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period              to

Commission File No. 1-6383

MEDIA GENERAL, INC.

(Exact name of registrant as specified in its charter)

EXPLANATORY NOTE

This Form 10-K/A is being filed for the sole purpose of including in Media General, Inc.’s Form 10-K the audited financial statements of SP Newsprint Company (SPNC) for the years ended December 29, 2002, December 30, 2001, and December 31, 2000 as required by Rule 3-09 of Regulation S-X. SPNC is a domestic newsprint manufacturer in which Media General, Inc. owns a one-third interest. Item 15 is also amended to include the list of SPNC financial statements being filed herewith, the consents of the independent auditors relating to these financial statements, and certifications by the Chief Executive Officer and the Chief Financial Officer of Media General, Inc. No other information contained in Media General’s Form 10-K for the year ended December 29, 2002, has been updated or amended.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following financial statements, schedules and exhibits are filed as part of this report

1.	Financial Statements and Schedule

	SP Newsprint Co.
	Report of independent auditors	4
	Consolidated balance sheets at December 29, 2002, and December 30, 2001	5-6
	Consolidated statements of operations for the fiscal years ended December 29, 2002, December 30, 2001, and December 31, 2000	7
	Consolidated statements of partners’ capital for the fiscal years ended December 29, 2002, December 30, 2001, and December 31, 2000	8
	Consolidated statements of cash flows for the fiscal years ended December 29, 2002, December 30, 2001, and December 31, 2000	9
	Notes to consolidated financial statements	10-29
	Schedule:
	II – Valuation and qualifying accounts and reserves for the fiscal years ended December 29, 2002, December 30, 2001, and December 31, 2000	30
	All other Schedules for which provision is made in the Securities and Exchange Commission’s regulations are inapplicable and therefore have been omitted.

3.	Exhibits

Exhibit Number		Description

3	(i)	The Amended and Restated Articles of Incorporation of Media General, Inc., incorporated by reference to Exhibit 3.1 of Form 10-K for the fiscal year ended December 31, 1989.

3	(ii)	Bylaws of Media General, Inc., amended and restated as of November 7, 2001 incorporated by reference to Exhibit 3 (ii) of Form 10-Q for the period ended September 30, 2001.

10.1		Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 2.2 of Registration Statement 2-56905.

10.2		Additional Form of Option to be granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 2 to Post-Effective Amendment No. 3 Registration Statement 2-56905.

10.3		Addendum dated January 1984, to Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.13 of Form 10-K for the fiscal year ended December 31, 1983.

10.4	Addendum dated June 19, 1992, to Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.15 of Form 10-K for the fiscal year ended December 27, 1992.

10.5	Addendum dated June 19, 1992, to Form of Option granted under the 1987 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.20 of Form 10-K for the fiscal year ended December 27, 1992.

10.6	Shareholders Agreement, dated May 28, 1987, between Mary Tennant Bryan, Florence Bryan Wisner, J. Stewart Bryan III, and as trustees under D. Tennant Bryan Media Trust, and Media General, Inc., D. Tennant Bryan and J. Stewart Bryan III, incorporated by reference to Exhibit 10.50 of Form 10-K for the fiscal year ended December 31, 1987.

10.7	Media General, Inc., Supplemental 401(K) Plan, amended and restated as of January 1, 2001, incorporated by reference to Exhibit 10.10 of Form 10-K for the fiscal year ended December 31, 2000.

10.8	Media General, Inc., Executive Supplemental Retirement Plan, amended, and restated as of April 23, 1999, incorporated by reference to Exhibit 10 of Form 10-Q for the period ended June 27, 1999.

10.9	Deferred Income Plan for Selected Key Executives of Media General, Inc., and form of Deferred Compensation Agreement thereunder dated as of December 1, 1984, incorporated by reference to Exhibit 10.29 of Form 10-K for the fiscal year ended December 31, 1989.

10.10	Media General, Inc., Management Performance Award Program, adopted November 16, 1990, and effective January 1, 1991, incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended December 29, 1991.

10.11	Media General, Inc., Deferred Compensation Plan, amended and restated as of January 1, 1999, incorporated by reference to Exhibit 4.3 of Registration Statement 333-69527.

10.12	Media General, Inc., ERISA Excess Benefits Plan, amended and restated as of November 17, 1994, incorporated by reference to Exhibit 10.33 of Form 10-K for the fiscal year ended December 25, 1994.

10.13	Media General, Inc., 1995 Long-Term Incentive Plan, amended and restated as of May 18, 2001, incorporated by reference to Appendix B of the Proxy Statement dated April 2, 2001.

10.14	Media General, Inc., 1996 Employee Non-Qualified Stock Option Plan, adopted as of January 30, 1996, incorporated by reference to Exhibit 10.20 of Form 10-K for the fiscal year ended December 29, 1996.

10.15	Media General, Inc., 1997 Employee Restricted Stock Plan, adopted as of May 16, 1997, incorporated by reference to Exhibit 10.21 of Form 10-K for the fiscal year ended December 29, 1996.

10.16	Media General, Inc., Directors’ Deferred Compensation Plan, adopted as of May 16, 1997, incorporated by reference to Exhibit 10.22 of Form 10-K for the fiscal year ended December 29, 1996.

10.17	Form of an executive life insurance agreement between the Company and certain executive officers.

10.18	Split-Dollar Insurance Agreement dated March 19, 1999 between Media General, Inc. and J. Stewart Bryan, III.

10.19	Amended and Restated Partnership Agreement, dated November 1, 1987, by and among Virginia Paper Manufacturing Corp., KR Newsprint Company, Inc., and CEI Newsprint, Inc., incorporated by reference to Exhibit 10.31 of Form 10-K for the fiscal year ended December 31, 1987.

10.20	Amended and Restated Umbrella Agreement, dated November 1, 1987, by and among Media General, Inc., Knight—Ridder, Inc., and Cox Enterprises, Inc., incorporated by reference to Exhibit 10.34 of Form 10-K for the fiscal year ended December 31, 1987.

10.21	Amended Newsprint Purchase Contract, dated November 1, 1987, by and among Southeast Paper Manufacturing Co., Media General, Inc., Knight-Ridder, Inc., and Cox Enterprises, Inc., incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended December 31, 1987.

10.22	Television affiliation letter agreement, dated April 16, 2001, between Media General Broadcast Group and the NBC Television Network incorporated by reference to Exhibit 10.24 of Form 10-K for the fiscal year ended December 30, 2001.

10.23	Credit Agreement, dated June 29, 2001, among Media General, Inc., and various lenders, incorporated by reference to Exhibit 10.1 of Form 10-Q for the period ended July 1, 2001.

10.24	Third Amended and Restated Shareholders’ Agreement dated June 30, 1999, by and among Media General, Inc., Media News Group, Inc., and Denver Newspapers, Inc.

13	Media General, Inc., Annual Report to Stockholders for the fiscal year ended December 29, 2002.

21	List of subsidiaries of the registrant.

23	Consent of Ernst & Young LLP, Independent Auditors.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Section 302 Chief Executive Officer Certification dated September 25, 2003.

31.2	Section 302 Chief Financial Officer Certification dated September 25, 2003.

32.1	Section 906 Chief Executive Officer Certification dated September 25, 2003

32.2	Section 906 Chief Financial Officer Certification dated September 25, 2003.

99.1	Certification of Chief Executive Officer dated March 28, 2003.

99.2	Certification of Chief Financial Officer dated March 28, 2003.

Note:	Exhibits 10.1 - 10.18 are management contracts or compensatory plans, contracts or arrangements

Report of Independent Auditors

The Partners

SP Newsprint Co. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SP Newsprint Co. (a Georgia Partnership) and subsidiaries as of December 29, 2002 and December 30, 2001, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 29, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SP Newsprint Co. and subsidiaries at December 29, 2002 and December 30, 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 2002, in conformity with accounting principles generally accepted in the United States.

Our audits also included the financial statement schedule of SP Newsprint Co., listed in Item 15(a). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in fiscal 2002.

As discussed in Notes 2 and 6 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative financial instruments and hedging activities.

/s/ Ernst & Young LLP

January 10, 2003

SP Newsprint Co. and Subsidiaries

Consolidated Balance Sheets

	December 29, 2002	December 30, 2001
	(In Thousands)
Assets
Current assets:
Cash and temporary investments	$227	$200
Trade receivables, net of allowance for doubtful accounts of $90 for 2002 and $489 for 2001	35,134	42,377
Trade receivables from affiliates	17,323	15,121
Other receivables	1,300	2,060
Noninterest-bearing demand notes receivable from partners	20,000	20,000
Inventories (Note 2)	27,747	30,196
Derivative financial instruments	—	5,457
Prepaid expenses	3,348	3,962

Total current assets	105,079	119,373

Property, plant and equipment:
Land	14,625	14,625
Land improvements	14,047	14,047
Buildings and leasehold improvements	51,440	51,122
Machinery, equipment and other	844,539	836,918
Construction work in progress	24,198	9,517

	948,849	926,229
Less accumulated depreciation	(458,792)	(419,151)

	490,057	507,078

Goodwill, net	10,989	10,989
Other, including deferred charges	4,532	7,148

Total assets	$610,657	$644,588

	December 29, 2002	December 30, 2001
	(In Thousands)
Liabilities and partners’ capital
Current liabilities:
Current portion of long-term debt (Note 3)	$35,000	$18,000
Accounts payable	19,243	11,189
Accrued liabilities:
Compensation and related amounts	15,938	15,909
Interest	1,515	2,066
Other	19,728	19,395

Total current liabilities	91,424	66,559

Other liabilities (Note 4)	25,729	21,559

Long-term debt, less current portion (Note 3)	244,520	248,520

Commitments and contingencies (Note 5)	—	—

Partners’ capital	249,753	302,613
Accumulated other comprehensive (loss) income	(769)	5,337

Total partners’ capital	248,984	307,950

Total liabilities and partners’ capital	$610,657	$644,588

See accompanying notes.

SP Newsprint Co. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 29, 2002	Year Ended December 30, 2001	Year Ended December 31, 2000
	(In Thousands)
Net sales:
Third parties	$297,687	$373,609	$300,564
Affiliates	123,471	133,697	112,550

Total net sales	421,158	507,306	413,114

Cost of goods sold	425,780	400,760	338,399

Gross margin (deficit)	(4,622)	106,546	74,715

Selling, general, and administrative expenses	30,588	30,892	26,521
Fees paid to affiliates	37	1,197	717

Income (loss) from operations	(35,247)	74,457	47,477

Interest expense	(10,229)	(16,065)	(25,578)
Interest income	95	951	820
Gains related to derivative investments	5,284	—	—
Other expense	(463)	(632)	(570)

Net (loss) income	$(40,560)	$58,711	$22,149

See accompanying notes.

SP Newsprint Co. and Subsidiaries

Consolidated Statements of Partners’ Capital

	Invested Capital	Net Income Since Inception	Cash Distributions Since Inception	Accumulated Other Comprehensive Income (Loss)		Total Partners’ Capital
				Pension Liability	Derivatives Designated as Hedges
Balance at December 26, 1999	$60,000	$329,631	$(157,678)	$—	$—	$231,953
Net income	—	22,149	—	—	—	22,149
Minimum pension liability	—	—	—	(955)	—	(955)

Comprehensive income	—	—	—	—	—	21,194
Cash distributions to partners	—	—	(10,200)	—	—	(10,200)

Balance at December 31, 2000	60,000	351,780	(167,878)	(955)	—	242,947
Net income	—	58,711	—	—	—	58,711
Minimum pension liability	—	—	—	(32)	—	(32)
Net unrealized gain on derivative instruments	—	—	—	—	6,324	6,324

Comprehensive income	—	—	—	—	—	65,003

Balance at December 30, 2001	60,000	410,491	(167,878)	(987)	6,324	307,950
Net loss	—	(40,560)	—	—	—	(40,560)
Minimum pension liability	—	—	—	(1,102)	—	(1,102)
Recognition of gain on derivative instruments	—	—	—	—	(5,004)	(5,004)

Comprehensive loss	—	—	—	—	—	(46,666)
Distribution to partners	—	—	(12,300)	—	—	(12,300)

Balance at December 29, 2002	$60,000	$369,931	$(179,740)	$(2,089)	$1,320	$248,984

See accompanying notes.

SP Newsprint Co. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 29, 2002	Year Ended December 30, 2001	Year Ended December 31, 2000
	(In Thousands)
Operating activities
Net (loss)/income	$(40,560)	$58,711	$22,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,174	37,840	36,442
Amortization	2,695	1,846	1,745
Changes in operating assets and liabilities (excluding acquisition):
Trade and other receivables	5,801	(8,352)	(4,303)
Inventories	2,449	(471)	(2,245)
Prepaid expenses	614	(650)	(88)
Other assets	605	(2,083)	(257)
Accounts payable, accrued and other liabilities	11,386	5,599	(4,748)

Net cash provided by operating activities	24,164	92,440	48,695

Investing activities
Purchase of property, plant, and equipment	(55,071)	(90,869)	(21,423)
Investment of industrial revenue bond proceeds	—	(38,000)	(40,520)
Sale of property, plant, and equipment	30,918	—	—
Use of industrial revenue bond proceeds	—	64,961	13,559

Net cash used in investing activities	(24,153)	(63,908)	(48,384)

Financing activities
Distributions to partners	(12,300)	—	(10,200)
Proceeds from industrial revenue bond financing	—	38,000	40,520
Proceeds from bank loan financing	48,000	—	—
Repayment of long-term debt	(35,000)	(66,000)	(30,000)
Cost of new financing	(684)	(477)	(702)

Net cash provided by (used in) financing activities	16	(28,477)	(382)

Net increase (decrease) in cash and temporary investments	27	55	(71)
Cash and temporary investments at beginning of year	200	145	216

Cash and temporary investments at end of year	$227	$200	$145

Supplemental disclosure
Interest paid	$10,780	$16,369	$25,301

See accompanying notes.

SP Newsprint Co. and Subsidiaries

Notes to Consolidated Financial Statements

December 29, 2002

1. Organization and Operation of Partnership

SP Newsprint Co. (the “Company”) is a Georgia partnership that operates newsprint paper mills (one in Dublin, GA. and one in Newberg, OR.) under an agreement ultimately among Cox Enterprises, Inc., Knight-Ridder Newspapers, Inc., and Media General, Inc. (the “Partners”). The Company produces recycled newsprint that is sold to a variety of newspaper publishers mainly in the southeastern and western United States.

Historically, the newsprint industry has been highly cyclical, and the market for newsprint is subject to rapid changes. During 2002, newsprint prices declined significantly. This, coupled with significant cost increases of the Company’s principal raw material, resulted in significant losses during 2002. Current forecasts for 2003 reflect modest newsprint price increases, but continuing losses could possibly impact the Company’s ability to execute its capital spending programs and possibly impact compliance with its debt covenants.

The Company’s exposure to these changes is partially mitigated by the Partners’ commitment to purchase a portion of the mills’ annual output with a maximum as follows: Cox Enterprises, Inc. – 100,000 tons, Knight-Ridder Newspapers, Inc. – 100,000 tons, and Media General, Inc. – 40,000 tons. In certain circumstances, however, the Partners may make a portion of these commitments available to outside parties or purchase additional tonnage. Approximately 29%, 26% and 27% of the Company’s revenues in 2002, 2001 and 2000, respectively, were from sales to the Partners. As of December 29, 2002 and December 30, 2001, the Company had accounts receivable from these Partners of $17,323,000 and $15,121,000, respectively. In addition, the Partners have signed noninterest-bearing notes, with amounts outstanding totaling $20,000,000 at December 29, 2002 and December 30, 2001, which allow the Company to demand payment at any time. No amounts are outstanding under these agreements at December 29, 2002. The Company has obtained support agreements from each of the three partners stating that they will keep the Company’s liquidity above $5 million through December 31, 2005. This is subject to a maximum of $20 million among all three partners combined.

2. Summary of Significant Accounting Policies

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SP Recycling Corp. (“SPRC”) (a Georgia Corporation), and Southeast Paper Technology, LLC. All significant intercompany balances and transactions have been eliminated.

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

Collective Bargaining Arrangements

At December 29, 2002, the Company had approximately 662 hourly and 255 salaried employees. Approximately 266 hourly employees at the Company’s Newberg, Oregon mill are represented by the Association of Western Pulp and Paper Workers (the “Union”). The existing agreement with the Union expires on March 31, 2008.

2. Summary of Significant Accounting Policies (continued)

Cash and Temporary Investments and Notes

For purposes of the statements of cash flows, the Company considers all temporary investments purchased with a maturity of three months or less to be cash equivalents. The carrying amounts reported in the balance sheet for cash and temporary investments and demand notes approximate their fair values.

Inventories

Inventories at year-end consisted of the following (in thousands):

	December 29, 2002	December 30, 2001
Old newspapers	$4,773	$5,010
Materials and supplies	21,319	23,312
Finished goods	721	959
Other	934	915

	$27,747	$30,196

Old newspapers (“ONP”), materials and supplies, and finished goods are valued at the lower of moving average cost or net realizable value. Other inventories are valued at the lower of first-in, first-out cost or net realizable value.

ONP is the primary fiber source utilized by the Company in producing newsprint. As with newsprint, ONP costs are highly cyclical and subject to significant change. To help ensure an adequate supply of ONP, the Company operates recycling centers that procure a material portion of its southeastern United States ONP requirements. Additionally, the Company has committed to purchase, at market prices (as defined), minimum annual tons of ONP from a supplier to satisfy a portion of its Newberg, Oregon mill’s production

2. Summary of Significant Accounting Policies (continued)

Inventories (continued)

needs. Based on December 29, 2002 delivered cost of ONP, this commitment approximates $14,000,000 in 2003, $9,000,000 in 2004, $8,000,000 in 2005, $6,000,000 in 2006, and $2,000,000 in 2007.

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

Expenditures for maintenance and repairs are charged to expense as incurred. Maintenance and repairs expense totaled $34,580,000, $36,972,000 and $41,077,000 during 2002, 2001 and 2000, respectively. Expenditures for renewals and betterments are capitalized and depreciated over the related estimated useful lives indicated above.

Capitalized Interest

The Company capitalizes interest on borrowed funds during construction. Such interest is allocated to property, plant, and equipment accounts and amortized over the related estimated useful lives indicated above. The amount of interest capitalized was $875,000, $1,264,000 and $247,000 during 2002, 2001 and 2000, respectively.

2. Summary of Significant Accounting Policies (continued)

Shipping and Handling Costs

The Company classified shipping and handling costs of $33,130,000, $31,060,000 and $31,404,000 as a component of cost of goods sold during 2002, 2001 and 2000, respectively.

Income Taxes

The Company is a partnership for income tax purposes. Accordingly, no income taxes are payable or provided for by the Company. Instead, taxable income, credits, etc., are allocated to the partners and are included in their income tax returns. SPRC is subject to income taxes. Tax expense for SPRC has not been material.

Goodwill

In July, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). Any goodwill resulting from acquisitions completed after June 30, 2001 is not amortized. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value based approach. The Company adopted SFAS 142 as of January 1, 2002.

The Company completed the required impairment test in 2002 on goodwill arising from the acquisition of the mill from Smurfitt Newsprint Corporation in Newberg, OR primarily utilizing a valuation technique relying on the expected present value of future cash flows. The Company determined that no impairment existed as of December 29, 2002.

Prior to adoption of SFAS 142, the Company amortized this goodwill using the straight-line method over a period of 20 years. Accumulated amortization was $1,320,000 at December 29, 2002 and December 30, 2001.

2. Summary of Significant Accounting Policies (continued)

Goodwill (continued)

If the Company accounted for goodwill consistent with the provisions of SFAS 142 in prior periods, the Company’s net (loss) earnings as reported would have been as follows after giving effect to the non-amortization provisions of SFAS 142:

	2002	2001	2000
Net income (loss)	$(40,560)	$58,711	$22,149
Add: Goodwill amortization expense	—	638	597

Adjusted net income	$(40,560)	$59,349	$22,746

Deferred Charges

Deferred charges, stated at cost less amortization, include loan procurement costs that are capitalized and amortized over a five year period. Accumulated amortization of deferred charges was $3,969,000 and $1,487,000 at December 29, 2002 and December 30, 2001, respectively.

Accounts Receivable

The Company’s sales to The Tribune Company represented approximately 19%, 18% and 25% of net sales in 2002, 2001 and 2000, respectively. Accounts receivable from The Tribune Company was approximately $7,016,000 and $11,956,000 at December 29, 2002 and December 30, 2001, respectively.

2. Summary of Significant Accounting Policies (continued)

Accounts Receivable (continued)

The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Receivables are generally due within 60 days. Credit losses have not been significant.

Revenue Recognition

The Company recognizes revenue when title passes to the buyer, which is generally upon shipment.

Segment Reporting

As of December 29, 2002, the Company operated two newsprint mills in the United States as part of a single operating segment. The mills provide similar products. The facilities also possess similar long-term expected financial performance characteristics. Revenues from the mills are derived principally from newsprint sales to a variety of newspaper publishers mainly in the southeastern and western United States.

New Accounting Standards

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121 on the same topic. The Company adopted SFAS 144 as of January 1, 2002 with no impact of the pronouncement on the consolidated financial statements.

2. Summary of Significant Accounting Policies (continued)

New Accounting Standards (continued)

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted this statement as of January 1, 2002 with no impact of the pronouncement on the consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 144 is effective for fiscal years beginning after June 15, 2002. The Company expects to adopt SFAS 143 as of January 1, 2003 and is currently assessing the impact of the pronouncement on the consolidated financial statements. Management does not expect the impact to be material to the Company’s financial position.

In June 2002, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a

2. Summary of Significant Accounting Policies (continued)

New Accounting Standards (continued)

Restructuring).” SFAS 146 is applicable to exit or disposal activities initiated after December 31, 2002. The Company expects to adopt SFAS 146 as of January 1, 2003 and does not expect the impact of adoption to be material to the Company’s financial position.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement requires the fair value of derivatives to be recorded as assets or liabilities. Gains or losses resulting from changes in the fair values of derivatives are accounted for currently in earnings or comprehensive income depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. SFAS 133 was adopted in the first quarter of fiscal 2001 and the adoption resulted in no significant impact on net income in the consolidated statement of income, and a cumulative loss upon adoption of $2,267,000 charged directly to other comprehensive income. See Note 8 for further discussion.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Fiscal Year

The Company’s financial reporting period consists of a five-week period and two four week periods per quarter. Accordingly, the Company’s fiscal year ends on the last Sunday of December, as defined. The Company’s fiscal year consisted of 52 weeks, 52 weeks and 53 weeks for 2002, 2001 and 2000, respectively.

3. Long-Term Debt

Long-term debt at year-end consisted of the following (in thousands):

	December 29, 2002	December 30, 2001
Term loan facility	$125,000	$128,000
Revolving credit facility	16,000	—
2001 Industrial revenue bonds – due 2026	38,000	38,000
2000 Industrial revenue bonds – due 2025	40,520	40,520
1997 Industrial revenue bonds – due 2017	35,000	35,000
1993 Industrial revenue bonds – due 2013	25,000	25,000

	279,520	266,520
Less current portion	(35,000)	(18,000)

	$244,520	$248,520

Scheduled calendar maturities of long-term debt at December 29, 2002 were as follows (in thousands):

2003	$35,000,000
2004	42,500,000
2005	63,500,000
2006	—
2007	—
Thereafter	138,520,000

$279,520,000

The Company is party to a Credit Agreement (the “Agreement”) with a group of banks. The Agreement is comprised of a Term Loan Facility in an aggregate amount of $185,000,000 and a Revolving Credit Facility in an aggregate amount of $100,000,000. Amounts available under the Revolving Credit Facility are reduced by certain of the letters of credit issued to secure the industrial revenue bonds. Remaining availability under the Agreement approximated $2.6 million at December 29, 2002.

3. Long-Term Debt (continued)

The Agreement expires on December 31, 2005. The Company has obtained support agreements from each of the three partners stating that they will keep the Company’s liquidity above $5 million, after required debt payments, through December 31, 2005. This is subject to a maximum of $20 million among all three partners combined.

Interest on borrowings under the Agreement is based, at the Company’s option, on the Base Rate or Eurodollar Rate plus various percentages, depending upon leverage, all as defined. The interest rate for borrowings under the Agreement was 4.36% and 6.58% as of December 29, 2002 and December 30, 2001, respectively.

Borrowings under the Agreement are secured by substantially all assets of the Company. The Agreement contains various covenants, including a debt to capital ratio, a consolidated minimum equity ratio and a fixed charge coverage ratio with which the Company is required to remain in compliance. The Agreement also contains restrictions pertaining to distributions of cash to partners and additional indebtedness. The Company may make distributions of cash to partners equal to 50% of the Excess Cash Flow, as defined in the Agreement, as long as no events of default have occurred and the Company maintains a specified consolidated leverage ratio.

As of December 29, 2002, the Company was in compliance with all covenants. The Company’s projections for 2003 indicate that the covenants will continue to be met throughout 2003.

The Company’s Industrial Revenue Bonds bear interest at variable rates ranging from 3.26% to 3.31% at December 29, 2002 and from 3.91% to 4.14% at December 30, 2001. Interest rates on the bonds are reset periodically (daily basis or weekly basis). At such reset dates, the bondholders may require the Company to redeem the Bonds. The Bonds are secured by letters of credit provided by banks in connection with the Agreement which require the banks to purchase any Bonds presented by the bondholders and provide financing for a period of at least one year, subject to ongoing compliance with the various covenants mentioned above.

4. Employee Benefit Plans

The Company has non-contributory defined benefit plans that cover substantially all employees. These plans include a non-bargaining employee plan with benefits based on years of service and the employee’s compensation during his highest consecutive five years of compensation during the last ten years of employment and a bargaining employee plan with benefits based upon years of service. The Company contributes an amount that is not less than the minimum funding nor more than the maximum deductible amount to these plans.

The Company has a supplemental retirement plan for members of management. The Company funds the cost of the plan on a pay-as-you-go basis.

Substantially all employees retiring from the Company on or after attaining age 55 who have rendered at least ten years of service, as defined, after age 44 are entitled to certain postretirement health care and life insurance benefits (“OPEB”). These benefits are subject to deductibles, copayment provisions, and other limitations. The Company may amend or change the plan periodically. Effective January 1, 2002, the plan was amended to limit the maximum annual per capita cost per participant paid by the Company to 150% of the amount the Company provided as of January 1, 2002. Employees joining the Company on or after January 1, 2002, are not eligible to participate in the plan. The actuarially determined expected cost of these benefits is charged to expense during the years that the employees render service and earn the benefits. The Company funds these costs on a pay-as-you-go basis.

All bargaining employees retiring from the Company on or after attaining age 55 who have rendered at least ten years of service after November 10, 1999 are entitled to post-retirement health care up to age 65 and a $5,000 death benefit.

4. Employee Benefit Plans (continued)

The following table sets forth the funded status and amount recognized for the Company’s defined benefit pension, supplemental retirement, and OPEB plans in the consolidated balance sheet at year end (in thousands):

	Pension Benefits		OPEB Benefits
	2002	2001	2002	2001
Change in benefit obligation
Projected benefit obligation at beginning of year	$47,495	$41,393	$8,516	$9,318
Service cost	3,081	2,425	1,117	1,007
Interest cost	3,770	3,216	731	806
Plan participant contributions	—	—	18	8
Plan amendments	1,143	8	—	(1,803)
Actuarial (gain) loss	3,487	1,465	1,766	(498)
Benefits paid	(1,135)	(1,012)	(570)	(322)

Projected benefit obligation at end of year	$57,841	$47,495	$11,578	$8,516

Change in plan assets
Fair value of plan assets at beginning of year	$37,017	$40,157	$—	$—
Actual loss on plan assets	(3,933)	(5,173)	—	—
Employer contributions	700	3,045	552	313
Plan participants’ contributions	—	—	18	9
Benefits paid	(1,135)	(1,012)	(570)	(322)

Fair value of plan assets at end of year	$32,649	$37,017	$—	$—

Funded status	$(25,192)	$(10,478)	$(11,578)	$(8,516)
Unrecognized actuarial (gain) loss	11,579	1,630	1,711	(54)
Unrecognized prior service cost (benefit)	1,382	284	(1,630)	(1,782)
Unrecognized net transition asset	(550)	(643)	—	—

Net amount recognized	$(12,781)	$(9,207)	$(11,497)	$(10,352)

4. Employee Benefit Plans (continued)

	Pension Benefits		OPEB Benefits
	2002	2001	2002	2001
Amounts recognized in the consolidated balance sheets
Accrued liability	$(16,006)	$(10,478)	$(11,497)	$(10,352)
Intangible asset	1,136	284	—	—
Accumulated other comprehensive loss	2,089	987	—	—

Net amount recognized	$(12,781)	$(9,207)	$(11,497)	$(10,352)

The accumulated benefit obligation and the fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $11,823,000 and $944,000, respectively, as of December 29, 2002 and $8,498,000 and $669,000, respectively, as of December 30, 2001.

Pension plan assets consist of a combination of short-term investments with financial institutions, equity investments, and U.S. government treasury bonds.

The following table sets forth the actuarial assumptions used in determining the actuarial present value of the projected benefit obligations:

	Pension Benefits			OPEB Benefits
	2002	2001	2000	2002	2001	2000
Discount rate	7.00%	7.25%	7.50%	7.00%	7.25%	7.50%
Long-term rate of return on assets	8.00%	8.00%	8.00%	—	—	—
Health care cost trend rate at year end	—	—	—	6.00%	6.00%	6.50%
Ultimate health care cost trend rate	—	—	—	5.00%	5.00%	5.00%
Rate of salary increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

4. Employee Benefit Plans (continued)

The Company’s pension and OPEB costs, contributions and benefits paid for each year are set forth in the following table (in thousands):

	Pension Benefits			OPEB Benefits
	2002	2001	2000	2002	2001	2000
Components of net periodic pension cost
Service cost	$3,081	$2,425	$2,517	$1,117	$1,005	$820
Interest cost	3,770	3,216	2,919	731	806	659
Expected return on assets	(2,955)	(3,149)	(3,031)	—	—	—
Amortization of:
Prior service cost/ (benefit)	108	81	89	(151)	(21)	—
Actuarial gain/(loss)	207	(218)	(369)	—	28	—
Transition asset	(92)	(92)	(92)	—	—	—

Net periodic pension cost	$4,119	$2,263	$2,033	$1,697	$1,818	$1,479

For the OPEB plan, a one percentage point increase in the assumed health care cost trend rate would have increased the Accumulated Projected Benefit Obligation (APBO) by $603,000 at December 29, 2002 and increased the aggregate service and interest cost components of postretirement benefit expense for 2002 by $119,000. A one percentage point decrease in the assumed health care cost trend rate would have decreased the APBO by $532,000 at December 29, 2002 and decreased the aggregate service and interest cost components of postretirement benefit expense for 2002 by $95,000.

The Company has a deferred compensation plan for members of management. At December 29, 2002 and December 30, 2001, the accrued liability for the future benefits under the plan was $419,000 and $1,784,000, respectively. Plan (benefit) expense totaled $(806,000), $976,000 and $421,000 in 2002, 2001 and 2000, respectively.

4. Employee Benefit Plans (continued)

The Company has a voluntary thrift plan for non-bargaining employees under which the Company will match 50% of employee contributions (which are limited for employer matching purposes to a maximum of 6% of annual salary). The Company’s thrift plan expense totaled $1,334,000, $1,174,000 and $1,139,000 in 2002, 2001 and 2000, respectively. The Company also has a voluntary savings plan for bargaining employees under which the Company will match 50% of employee contributions up to a maximum of $800 in a year.

5. Commitments and Contingencies

The Company leases office and warehouse space and equipment. Total rent expense was approximately $6,576,000, $5,792,000 and $5,307,000 in 2002, 2001 and 2000, respectively.

In 2002, the Company entered into two sale-leaseback transactions for two gas turbines to be used in a cogeneration plant being built at the Newberg, Oregon plant. Total proceeds from the sale were approximately $29 million. There was no gain or loss related to the sale. Under the agreement, the Company has the option at the end of the lease terms to either renew the leases at then fair market rates, purchase the turbines at the fair market value at the end of the lease, or pay a fee and return the turbines to the lessors. The leases are being accounted for as operating leases.

Future minimum lease payments under noncancellable operating leases with initial terms of one year or more consisted of the following at December 29, 2002 (in thousands):

2003	$6,277,000
2004	7,687,000
2005	6,860,000
2006	5,623,000
2007	5,038,000
Thereafter	8,997,000

Total minimum lease payments	$40,482,000

5. Commitments and Contingencies (continued)

In connection with the Newberg Mill acquisition, the Company assumed an agreement to purchase a minimum monthly supply of steam. This commitment approximates $114,000 per month through December 31, 2007, subject to a number of conditions and provisions which could increase this amount.

As discussed in Note 1, the newsprint business is highly cyclical. In addition, the Company is dependent on energy costs, which can change rapidly and the Company’s western U.S. operations may be impacted by regional energy matters. The mill in Newberg is constructing a cogeneration facility which will allow the mill to generate electricity. A portion of this electricity will be used by the mill, with the remainder sold to third parties. It is expected that this will alleviate some of the uncertainty surrounding energy costs.

In December 2000, the Company was notified of a claim against it by Smurfit Newsprint Corporation. The claim alleges that the Company is responsible for certain severance costs due union employees at its Newberg, Oregon mill as a result of Smurfit’s termination of its contract with the union in connection with the Company’s November 10, 1999 acquisition. No specific assertion of an amount has been claimed by Smurfit; however, the Company believes it could exceed $3 million. The Company believes it has no obligation for such costs and is vigorously defending itself. The Company is currently unable to determine the ultimate outcome of this matter. Accordingly, no amounts were accrued with respect to this matter at December 29, 2002.

The Company and its subsidiaries are involved in various other legal proceedings, which are normal to its business. It is the opinion of management that the aforementioned actions and claims, if determined adversely to the Company, will not have a material impact on the financial condition or operations of the Company taken as a whole.

6. Financial Instruments

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

The Company enters into certain derivative transactions designed to hedge risks associated with specific assets, liabilities or future transactions. The effectiveness of the derivative as a hedge is based on a high correlation between changes in its value and changes in the value of the underlying hedged item. Ineffectiveness related to the Company’s derivative transactions is not material. The Company includes in operating results amounts received or paid when the underlying transaction settles. Derivatives are carried at fair value and are included in prepaid expense, other assets and accrued liabilities on the balance sheet. The Company does not enter into or hold derivatives for trading or speculative purposes.

During 2001, the Company entered into a natural gas purchase and sales agreement to fix the price of a portion of its natural gas purchases at $1.89 per thousand cubic feet (“Mcf”). At December 30, 2001 this agreement had a notional amount of 534,000 Mcf through its expiration in October 2005. The net cash to be paid or received under the agreement is accrued and recognized as an adjustment to cost of sales. In the event of early termination of the agreement, any resulting gain or loss would be deferred and amortized as an adjustment to cost of sales over the remaining term of the agreement. The agreement is collateralized by certain natural gas reserves. The agreement was terminated in September 2002. There was no gain or loss related to the termination.

During 2000, the Company entered into interest rate swap agreements to reduce the impact of changes in interest rates on a portion of its floating rate debt. The interest agreements are contracts to exchange variable rate for fixed rate interest payments periodically over the life of the agreements based upon the underlying notional amounts of the contracts. The net cash paid or received on these agreements is accrued and recognized as an adjustment to interest expense. In the event of early termination of interest rate swap agreements, any resulting gain or loss would be deferred and amortized as an adjustment to interest expense

6. Financial Instruments (continued)

related to the designated debt obligation over the remaining term of the original interest rate swap agreements. In the event of early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the associated swap would be recognized in income at the time of extinguishment. As of December 30, 2001, the Company had interest rate swap agreements with notional amounts aggregating $72,500,000 for which it paid a fixed interest rate of 7%. The swaps expired on March 31, 2002.

During 2000, the Company entered into a newsprint swap agreement to fix the market price of a portion of its newsprint sales at $580 per metric ton. At December 31, 2001 this agreement had a notional amount of 5,000 metric tons of newsprint per month through its expiration date on March 31, 2003. The net cash to be paid or received under the agreement is accrued and recognized as an adjustment to net sales. The swap was terminated on January 2, 2002 for $6,604,000. The resulting gain was deferred and is being amortized as an adjustment to net sales over the remaining term of the agreement.

The net unrealized gain on derivative instruments recorded in other comprehensive income amounted to $1,320,000 at December 29, 2002 and related to the terminated newsprint swap.

The net unrealized gain on derivative instruments recorded in other comprehensive income amounted to $6,324,000 at December 30, 2001, as follows (in thousands).

	Remaining Cost	Estimated Fair Value	Gain (Loss)
Natural gas purchase and sales agreement	$1,009	$1,645	$636
Interest rate swaps	—	(916)	(916)
Newsprint swap	—	6,604	6,604

Total	$1,009	$7,333	$6,324

7. Other Transactions with Partners

The Company has a license agreement (amended and restated in November 1987 and expiring in 2002) with Media General, Inc. to utilize a de-inking process. The Company must pay a license fee, computed quarterly, equal to 2% of operating profits, as defined, multiplied by the ratio of the tonnage of old newspapers used to manufacture the product to the total tonnage of old newspapers and other fibrous material or substitute used during that quarter. Such fees amounted to $37,000, $1,197,000 and $717,000 in 2002, 2001 and 2000, respectively.

8. Events (Unaudited) Subsequent to the Date of the Report of Independent Auditors

During 2003, the Company received notice from their bank that letters of credit supporting Industrial Revenue Bonds (Note 3) in the amount of $25 million and $35 million, expiring on August 31, 2004 and October 30, 2004, respectively, would not be renewed. As a result, a mandatory tender for purchase will be required on the fifth day following the expiration of each credit facility in accordance with the indenture. The Company is in the process of refinancing these letters of credit.

During 2003, the Company called and collected all outstanding demand notes receivable from the Partners in the amount of $20 million to fund ongoing capital projects. As discussed in Note 1, the receivables were non-interest bearing demand notes.

During June and July of 2003, the Company requested and received an aggregate payment of $6 million in support from the three partners as part of the support agreement, discussed in Note 3, to keep the Company’s liquidity above $5 million.

SP Newsprint Co.

Schedule II - Valuation and Qualifying Accounts and Reserves

Fiscal Years Ended December 29, 2002, December 30, 2001, and December 31, 2000

(In thousands)	Balance at Beginning of period	Additions charged to expense-net	Deductions Net	Transfers	Balance at end of period
2002
Allowance for doubtful accounts	$489	$—	$399	$—	$90

2001
Allowance for doubtful accounts	$591	$434	$536	$—	$489

2000
Allowance for doubtful accounts	$545	$40	$450	$456	$591

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA GENERAL, INC.

Date: September 25, 2003
/s/ J. Stewart Bryan III
J. Stewart Bryan III, Chairman and Chief Executive Officer

/s/ Marshall N. Morton
Marshall N. Morton, Vice Chairman and Chief Financial Officer