Form 10-Q
period 2003-09-28
MEDIA GENERAL INC
filed 2003-11-12
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

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

Yes  ☐     No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 2, 2003.

Class A Common shares:     22,970,891

Class B Common shares:         555,992

MEDIA GENERAL, INC.

FORM 10-Q REPORT

September 28, 2003

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s except shares)

	(Unaudited) September 28, 2003	December 29, 2002
ASSETS
Current assets:
Cash and cash equivalents	$8,293	$11,279
Accounts receivable—net	102,462	112,399
Inventories	6,414	4,101
Other	40,578	32,773

Total current assets	157,747	160,552

Investments in unconsolidated affiliates	89,711	93,370
Other assets	61,146	68,140
Property, plant and equipment—net	437,438	372,719
Excess of cost over fair value of net identifiable assets of acquired businesses—net	832,004	832,004
FCC licenses and other intangibles—net	811,000	820,226

	$2,389,046	$2,347,011

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s except shares)

	(Unaudited) September 28, 2003	December 29, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,692	$20,967
Accrued expenses and other liabilities	90,759	88,646
Income taxes payable	—	1,888

Total current liabilities	110,451	111,501

Long-term debt	581,473	642,937
Borrowings of consolidated variable interest entities	95,320	—
Deferred income taxes	360,424	345,178
Other liabilities and deferred credits	164,323	188,141
Stockholders’ equity:
Preferred stock ($5 cumulative convertible), par value $5 per share:
Authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 22,880,491 and 22,652,466 shares	114,402	113,262
Class B, authorized 600,000 shares; issued 555,992 shares	2,780	2,780
Additional paid-in capital	29,792	18,504
Accumulated other comprehensive loss	(45,197)	(46,779)
Unearned compensation	(12,075)	(5,506)
Retained earnings	987,353	976,993

Total stockholders’ equity	1,077,055	1,059,254

	$2,389,046	$2,347,011

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(000’s except for per share data)

	Third Quarter Ended		Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
Revenues	$205,086	$199,942	$611,890	$603,410

Operating costs:
Production	89,487	86,069	267,007	257,486
Selling, general and administrative	73,089	65,295	218,021	200,174
Depreciation and amortization	16,327	16,628	49,976	50,107

Total operating costs	178,903	167,992	535,004	507,767

Operating income	26,183	31,950	76,886	95,643

Other income (expense):
Interest expense	(8,409)	(11,607)	(26,262)	(36,961)
Investment loss – unconsolidated affiliates	(1,044)	(4,423)	(4,552)	(10,190)
Other, net	1,295	32	9,530	2,271

Total other expense	(8,158)	(15,998)	(21,284)	(44,880)

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	18,025	15,952	55,602	50,763
Income taxes	6,580	6,713	20,297	20,052

Income from continuing operations before cumulative effect of change in accounting principle	11,445	9,239	35,305	30,711
Income from discontinued operations (net of tax)	301	272	957	1,087
Cumulative effect of change in accounting principle (net of income tax benefit of $3,420 in 2003 and $12,188 in 2002)	(8,079)	—	(8,079)	(126,336)

Net income (loss)	$3,667	$9,511	$28,183	$(94,538)

Earnings (loss) per common share:
Income from continuing operations before cumulative effect of change in accounting principle	$0.50	$0.40	$1.53	$1.34
Discontinued operations	0.01	0.01	0.04	0.05
Cumulative effect of change in accounting principle	(0.35)	—	(0.35)	(5.51)

Net income (loss)	$0.16	$0.41	$1.22	$(4.12)

Earnings (loss) per common share – assuming dilution:
Income from continuing operations before cumulative effect of change in accounting principle	$0.49	$0.40	$1.51	$1.32
Discontinued operations	0.01	0.01	0.04	0.05
Cumulative effect of change in accounting principle	(0.34)	—	(0.34)	(5.44)

Net income (loss)	$0.16	$0.41	$1.21	$(4.07)

Dividends paid per common share	$0.19	$0.18	$0.57	$0.54

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(000’s)

	Nine Months Ended
	September 28, 2003	September 29, 2002
Operating activities:
Net income (loss)	$28,183	$(94,538)
Adjustments to reconcile net income (loss):
Cumulative effect of change in accounting principle	8,079	126,336
Depreciation and amortization	50,034	50,180
Deferred income taxes	17,710	9,505
Investment loss—unconsolidated affiliates	4,552	10,190
Distribution from unconsolidated newsprint affiliate	—	4,100
Write-down of investments	—	1,160
Gain on sale of investment	(5,746)	—
Change in assets and liabilities:
Retirement plan contribution	(21,000)	—
Accounts receivable and inventories	7,088	14,097
Accounts payable, accrued expenses, and other liabilities	(1,136)	10,008
Reduction in advance from unconsolidated newsprint affiliate	(6,667)	(3,000)
Other	(4,515)	3,351

Net cash provided by operating activities	76,582	131,389

Investing activities:
Capital expenditures	(19,783)	(25,869)
Purchase of businesses	(375)	(1,124)
Proceeds from sale of investment	16,840	—
Contribution to unconsolidated newsprint affiliate	(2,000)	—
Purchase of other investments	(3,185)	(1,509)
Other, net	401	5,432

Net cash used by investing activities	(8,102)	(23,070)

Financing activities:
Increase in debt	216,000	184,000
Payment of debt	(277,464)	(288,094)
Dividends paid	(13,328)	(12,486)
Other, net	3,326	9,322

Net cash used by financing activities	(71,466)	(107,258)

Net (decrease) increase in cash and cash equivalents	(2,986)	1,061
Cash and cash equivalents at beginning of year	11,279	9,137

Cash and cash equivalents at end of period	$8,293	$10,198

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$24,178	$35,250
Income taxes	$8,460	$619

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

3.    In March 2003, the Company sold its shares of Hoover’s, Inc. (a provider of business information) for $16.8 million and reported a pretax gain of $5.7 million ($3.7 million net of income taxes) which is included in the line item Other, net. Proceeds from the sale were used to repay debt.

4.    In January 2003 the FASB issued FASB Interpretation 46, Consolidation of Variable Interest Entities. In general, the Interpretation requires that the assets, liabilities, and activities of a Variable Interest Entity (VIE) be consolidated into the financial statements of the enterprise that has the controlling financial interest. The Company adopted the Interpretation as of the beginning of the third quarter and began consolidating certain VIEs which own real property leased to the Company. Upon adoption, the Company added $86 million of assets (primarily buildings), $94 million of liabilities (primarily debt) and recognized a cumulative effect of change in accounting principle of $8.1 million, (net of $3.4 million in taxes). Additionally, beginning with the third quarter, the Company began recognizing non-cash expense for depreciation and amortization, and reporting as interest expense certain amounts which had previously been reported as rent expense. The Company’s cash flow was not affected by the adoption of this Interpretation but its pre-tax income was reduced by approximately $800,000 in the third quarter.

5.    The following table sets forth the Company’s current and prior-year financial performance by segment for 2003:

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total
Three Months Ended September 28, 2003
Consolidated revenues	$132,226	$70,865	$2,612	$(617)	$205,086

Segment operating cash flow	$34,453	$20,585	$(1,396)		$53,642
Allocated amounts:
Equity in net income of unconsolidated affiliate	170				170
Depreciation and amortization	(6,434)	(5,245)	(319)		(11,998)

Segment profit (loss)	$28,189	$15,340	$(1,715)		41,814

Unallocated amounts:
Interest expense					(8,409)
Investment loss – SP Newsprint					(1,214)
Acquisition intangibles amortization					(3,012)
Corporate expense					(9,575)
Other					(1,579)

Consolidated income from continuing operations before income taxes and cumulative effect of change in accounting principle					$18,025

Three Months Ended September 29, 2002
Consolidated revenues	$127,313	$71,433	$1,647	$(451)	$199,942

Segment operating cash flow	$34,150	$22,221	$(1,513)		$54,858
Allocated amounts:
Equity in net income of unconsolidated affiliate	128				128
Write-down of investment			(1,160)		(1,160)
Depreciation and amortization	(6,792)	(5,516)	(216)		(12,524)

Segment profit (loss)	$27,486	$16,705	$(2,889)		41,302

Unallocated amounts:
Interest expense					(11,607)
Investment loss – SP Newsprint					(4,551)
Acquisition intangibles amortization					(3,035)
Corporate expense					(8,261)
Other					2,104

Consolidated income from continuing operations before income taxes					$15,952

Nine Months Ended September 28, 2003
Consolidated revenues	$397,598	$208,999	$7,025	$(1,732)	$611,890

Segment operating cash flow	$102,769	$60,933	$(4,011)		$159,691
Allocated amounts:
Equity in net income of unconsolidated affiliate	346				346
Gain on sale of Hoover’s			5,746		5,746
Depreciation and amortization	(19,698))	(16,464)	(1,192)		(37,354)

Segment profit	$83,417	$44,469	$543		128,429

Unallocated amounts:
Interest expense					(26,262)
Investment loss – SP Newsprint					(4,898)
Acquisition intangibles amortization					(9,043)
Corporate expense					(27,674)
Other					(4,950)

Consolidated income from continuing operations before income taxes and cumulative effect of change in accounting principle					$55,602

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total
Nine Months Ended September 29, 2002
Consolidated revenues	$388,035	$212,443	$4,238	$(1,306)	$603,410

Segment operating cash flow	$109,284	$66,988	$(4,300)		$171,972
Allocated amounts:
Equity in net loss of unconsolidated affiliates	(644)		(413)		(1,057)
Write-down of investment			(1,160)		(1,160)
Depreciation and amortization	(20,847)	(16,348)	(772)		(37,967)

Segment profit (loss)	$87,793	$50,640	$(6,645)		131,788

Unallocated amounts:
Interest expense					(36,961)
Investment loss – SP Newsprint					(9,133)
Acquisition intangibles amortization					(8,892)
Corporate expense					(25,828)
Other					(211)

Consolidated income from continuing operations before income taxes and cumulative effect of change in accounting principle					$50,763

6.    The following table sets forth the computation of basic and diluted earnings per share prior to the cumulative effect of change in accounting principle and discontinued operations:

	Quarter Ended September 28, 2003			Quarter Ended September 29, 2002
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income from continuing operations before cumulative effect of change in accounting principle available to common stockholders	$11,445	23,074	$0.50	$9,239	22,990	$0.40

Effect of dilutive securities
Stock options		178			113
Restricted stock and other	(12)	171		(13)	122

Diluted EPS
Income from continuing operations before cumulative effect of change in accounting principle available to common stockholders plus assumed conversions	$11,433	23,423	$0.49	$9,226	23,225	$0.40

	Nine Months Ended September 28, 2003			Nine Months Ended September 29, 2002
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income from continuing operations before cumulative effect of change in accounting principle available to common stockholders	$35,305	23,052	$1.53	$30,711	22,927	$1.34

Effect of dilutive securities
Stock options		140			173
Restricted stock and other	(42)	154		(40)	118

Diluted EPS
Income from continuing operations before cumulative effect of change in accounting principle available to common stockholders plus assumed conversions	$35,263	23,346	$1.51	$30,671	23,218	$1.32

7.    The Company’s comprehensive income consisted of the following:

	Quarter Ended		Nine Months Ended
(In thousands)	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
Net income (loss)	$3,667	$9,511	$28,183	$(94,538)
Unrealized gain (loss) on derivative contracts (net of deferred taxes)	1,270	(431)	3,489	3,372
Minimum pension liability	—	—	(570)	—
Unrealized holding gain on equity securities (net of deferred taxes)	1,397	185	2,270	3,283
Less: reclassification adjustment for gains included in net income (net of deferred taxes)	—	—	(3,607)	—

Comprehensive income (loss)	$6,334	$9,265	$29,765	$(87,883)

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

	Quarter Ended		Nine Months Ended
(In thousands, except per share amounts)	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
Net income (loss), as reported	$3,667	$9,511	$28,183	$(94,538)
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,109)	(890)	(3,253)	(3,569)

Pro forma net income (loss)	$2,558	$8,621	$24,930	$(98,107)

Earning (loss) per share:
Basic – as reported	$0.16	$0.41	$1.22	$(4.12)

Basic – pro forma	$0.11	$0.38	$1.08	$(4.28)

Diluted – as reported	$0.16	$0.41	$1.21	$(4.07)

Diluted – pro forma	$0.11	$0.37	$1.07	$(4.23)

9.    Subsequent to the end of the third quarter, the Company sold Media General Financial Services, Inc. (MGFS), a component of its Interactive Media Division, to CenterPoint Data, Inc. At the end of the third quarter, MGFS’s net assets were included in Other Assets on the Balance Sheet as an asset held for sale. The Company expects to record an after-tax gain approximating $6.5 million on the sale in the fourth quarter. The following results of MGFS have been presented as income from discontinued operations in the accompanying consolidated statements of operations:

	Third Quarter Ended		Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
Revenue	$1,152	$1,211	$3,717	$4,034
Operating expenses	679	783	2,213	2,325

Income before income taxes	473	428	1,504	1,709
Income taxes	172	156	547	622

Income from discontinued operations	$301	$272	$957	$1,087

10.    In the third quarter of 2002, the Company recorded an impairment loss of $1.2 million (which was included in Other, net) related to its investment in a company which was developing additional uses for the digital broadcast spectrum. The investee had significantly depleted its initial capital and had initiated a search for additional financing. The investee had not yet produced a commercially viable product although it continued working toward it. The Company did not elect to provide additional funding and determined that its investment had been impaired.

11.    Concurrent with the September 2000 sale of Garden State Paper Company, the Company entered into a financial newsprint swap agreement with Enron North America Corporation (Enron). In late November 2001, the Company terminated the newsprint swap agreement for reasons including misrepresentations made by Enron at the time the contract was signed. Enron filed for bankruptcy shortly thereafter. The Company believes that no further payments are due by either party under the agreement. Enron disputes the Company’s position. The Company believes that its position is correct.

12.    In August 2001, the Company filed a universal shelf registration for combined public debt or equity securities totaling up to $1.2 billion. The Company’s subsidiaries are 100% owned except for certain VIEs described in Note 4; all subsidiaries except the VIEs currently guarantee the debt securities issued from the shelf. These guarantees are full and unconditional and on a joint and several basis. The following financial information presents condensed consolidating balance sheets, statements of operations, and statements of cash flows for the parent company, the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries, together with certain eliminations.

Media General, Inc.

Condensed Consolidating Balance Sheets

As of September 28, 2003

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$5,100	$3,193	$—	$—	$8,293
Accounts receivable, net	—	102,462	—	—	102,462
Inventories	3	6,411	—	—	6,414
Other	40,124	61,195	269	(61,010)	40,578

Total current assets	45,227	173,261	269	(61,010)	157,747

Investments in unconsolidated affiliates	10,055	79,656	—	—	89,711
Investments in and advances to subsidiaries	1,708,593	873,481	5,721	(2,587,795)	—
Other assets	34,044	25,662	1,440	—	61,146
Property, plant and equipment, net	21,367	335,026	83,445	(2,400)	437,438
Excess of cost over fair value of net identifiable assets of acquired businesses, net	—	832,004	—	—	832,004
FCC licenses and other intangibles, net	—	811,000	—	—	811,000

Total assets	$1,819,286	$3,130,090	$90,875	$(2,651,205)	$2,389,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,125	$11,567	$—	$—	$19,692
Accrued expenses and other liabilities	61,172	90,333	269	(61,015)	90,759

Total current liabilities	69,297	101,900	269	(61,015)	110,451

Long-term debt	581,473	—	95,320	—	676,793
Deferred income taxes	(61,734)	422,158	—	—	360,424
Other liabilities and deferred credits	155,002	7,534	—	1,787	164,323
Stockholders’ equity
Common stock	117,182	4,872	—	(4,872)	117,182
Additional paid-in capital	29,792	2,027,438	4,187	(2,031,625)	29,792
Accumulated other comprehensive loss	(47,046)	1,849	—	—	(45,197)
Unearned compensation	(12,075)	—	—	—	(12,075)
Retained earnings	987,395	564,339	(8,901)	(555,480)	987,353

Total stockholders’ equity	1,075,248	2,598,498	(4,714)	(2,591,977)	1,077,055

Total liabilities and stockholders’ equity	$1,819,286	$3,130,090	$90,875	$(2,651,205)	$2,389,046

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

Media General, Inc.

Condensed Consolidating Statements of Operations

Three months Ended September 28, 2003

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$40,577	$234,453	$—	$(69,944)	$205,086
Operating costs:
Production	—	89,487	—	—	89,487
Selling, general and administrative	40,345	103,161	—	(70,417)	73,089
Depreciation and amortization	600	15,010	717	—	16,327

Total operating costs	40,945	207,658	717	(70,417)	178,903

Operating income (loss)	(368)	26,795	(717)	473	26,183
Operating income (expense):
Interest expense	(7,872)	(1)	(536)	—	(8,409)
Investment income (loss) – unconsolidated affiliates	170	(1,214)	—	—	(1,044)
Investment income (loss) – consolidated affiliates	7,748	—	—	(7,748)	—
Other, net	1,292	3	473	(473)	1,295

Total other income (expense)	1,338	(1,212)	(63)	(8,221)	(8,158)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	970	25,583	(780)	(7,748)	18,025
Income tax expense (benefit)	(2,697)	9,277	—	—	6,580

Income (loss) from continuing operations before cumulative effect of change in accounting principle	3,667	16,306	(780)	(7,748)	11,445
Income from discontinued operations	—	301	—	—	301
Cumulative effect of change in
accounting principle	—	—	(8,079)	—	(8,079)

Net income (loss)	3,667	16,607	(8,859)	(7,748)	3,667
Other comprehensive income (net of tax)	1,270	1,397	—	—	2,667

Comprehensive income (loss)	$4,937	$18,004	$(8,859)	$(7,748)	$6,334

Media General, Inc.

Condensed Consolidating Statements of Operations

Nine months Ended September 28, 2003

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$120,409	$699,873	$—	$(208,392)	$611,890
Operating costs:
Production	—	267,007	—	—	267,007
Selling, general and administrative	119,708	307,178	—	(208,865)	218,021
Depreciation and amortization	2,863	46,396	717	—	49,976

Total operating costs	122,571	620,581	717	(208,865)	535,004

Operating income (loss)	(2,162)	79,292	(717)	473	76,886
Operating income (expense):
Interest expense	(25,721)	(5)	(536)	—	(26,262)
Investment income (loss) – unconsolidated affiliates	346	(4,898)	—	—	(4,552)
Investment income (loss) – consolidated affiliates	42,719	—	—	(42,719)	—
Other, net	3,950	5,580	473	(473)	9,530

Total other income (expense)	21,294	677	(63)	(43,192)	(21,284)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	19,132	79,969	(780)	(42,719)	55,602
Income tax expense (benefit)	(9,051)	29,348	—	—	20,297

Income (loss) from continuing operations before cumulative effect of change in accounting principle	28,183	50,621	(780)	(42,719)	35,305
Income from discontinued operations	—	957	—	—	957
Cumulative effect of change in accounting principle	—	—	(8,079)	—	(8,079)

Net income (loss)	28,183	51,578	(8,859)	(42,719)	28,183
Other comprehensive income (loss) (net of tax)	3,273	(1,691)	—	—	1,582

Comprehensive income (loss)	$31,456	$49,887	$(8,859)	$(42,719)	$29,765

Media General, Inc.

Condensed Consolidating Statements of Operations

Three months Ended September 29, 2002

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$38,778	$228,499	$(67,335)	$199,942
Operating costs:
Production	—	86,069	—	86,069
Selling, general and administrative	33,602	99,028	(67,335)	65,295
Depreciation and amortization	1,068	15,560	—	16,628

Total operating costs	34,670	200,657	(67,335)	167,992

Operating income	4,108	27,842	—	31,950
Operating income (expense):
Interest expense	(11,607)	—	—	(11,607)
Investment income (loss) – unconsolidated affiliates	128	(4,551)	—	(4,423)
Investment income (loss) – consolidated affiliates	13,492	—	(13,492)	—
Other, net	1,267	(1,235)	—	32

Total other income (expense)	3,280	(5,786)	(13,492)	(15,998)

Income (loss) from continuing operations before income taxes	7,388	22,056	(13,492)	15,952
Income tax expense (benefit)	(2,123)	8,836	—	6,713

Income (loss) from continuing operations	9,511	13,220	(13,492)	9,239
Income from discontinued operations	—	272	—	272

Net income (loss)	9,511	13,492	(13,492)	9,511
Other comprehensive loss (net of tax)	(165)	(81)	—	(246)

Comprehensive income (loss)	$9,346	$13,411	$(13,492)	$9,265

Media General, Inc.

Condensed Consolidating Statements of Operations

Nine months Ended September 29, 2002

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$116,671	$686,467	$(199,728)	$603,410
Operating costs:
Production	—	257,486	—	257,486
Selling, general and administrative	108,252	291,650	(199,728)	200,174
Depreciation and amortization	3,247	46,860	—	50,107

Total operating costs	111,499	595,996	(199,728)	507,767

Operating income	5,172	90,471	—	95,643
Operating income (expense):
Interest expense	(36,931)	(30)	—	(36,961)
Investment loss – unconsolidated affiliates	(644)	(9,546)	—	(10,190)
Investment income (loss) – consolidated affiliates	(75,938)	—	75,938	—
Other, net	3,690	(1,419)	—	2,271

Total other income (expense)	(109,823)	(10,995)	75,938	(44,880)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(104,651)	79,476	75,938	50,763
Income tax expense (benefit)	(10,113)	30,165	—	20,052

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(94,538)	49,311	75,938	30,711
Income from discontinued operations	—	1,087	—	1,087
Cumulative effect of change in accounting principle	—	(126,336)	—	(126,336)

Net income (loss)	(94,538)	(75,938)	75,938	(94,538)
Other comprehensive income (net of tax)	3,993	2,662	—	6,655

Comprehensive income (loss)	$(90,545)	$(73,276)	$75,938	$(87,883)

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Nine months Ended September 28, 2003

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Media General Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$70,253	$6,286	$43	$76,582

Cash flows from investing activities:
Capital expenditures	(678)	(19,105)	—	(19,783)
Purchase of business	—	(375)	—	(375)
Proceeds from sale of investment	—	16,840	—	16,840
Contribution to unconsolidated affiliate	—	(2,000)	—	(2,000)
Other investments	—	(3,185)	—	(3,185)
Other, net	16	385	—	401

Net cash used by investing activities	(662)	(7,440)	—	(8,102)

Cash flows from financing activities:
Increase in debt	216,000	—	—	216,000
Repayment of debt	(277,464)	—	—	(277,464)
Cash dividends paid	(13,328)	—	—	(13,328)
Other, net	3,369	—	(43)	3,326

Net cash used by financing activities	(71,423)	—	(43)	(71,466)

Net decrease in cash and cash equivalents	(1,832)	(1,154)	—	(2,986)
Cash and cash equivalents at beginning of year	6,932	4,347	—	11,279

Cash and cash equivalents at end of period	$5,100	$3,193	$—	$8,293

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

RESULTS OF OPERATIONS

Third quarter and year-to-date comparative results were substantially impacted by the January 2002 adoption of SFAS No. 142, Goodwill and Other Intangible Assets, and by the July 2003 adoption of FIN 46, Consolidation of Variable Interest Entities. The adoption of FIN 46 resulted in a cumulative effect of change in accounting principle charge of $8.1 million (net of $3.4 million in taxes). Also influencing the presentation of results this quarter was the Company’s agreement to sell Media General Financial Services, Inc. (MGFS) in the fourth quarter, leading to MGFS’s results being shown as income from discontinued operations for all periods presented. Year-to-date results were also impacted to a much lesser degree by an after-tax gain of $3.7 million ($0.16 per diluted share) attributable to the Company’s sale of its Hoover’s stock to Dun & Bradstreet in the first quarter of 2003. A table adjusting for the above-mentioned items is shown below:

	Quarter Ended		Nine Months Ended
(In thousands)	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
Net income (loss)	$3,667	$9,511	$28,183	$(94,538)
Adjustments:
Income from discontinued operations (net of tax)	(301)	(272)	(957)	(1,087)
Cumulative effect of change in accounting principle	8,079	—	8,079	126,336
Gain on sale of Hoover’s stock (net of tax)	—	—	(3,660)	—

Income as adjusted	$11,445	$9,239	$31,645	$30,711

The Company’s third-quarter results, as adjusted above, rose $2.2 million (24%) over last year’s equivalent quarter. While a 1.2% increase in divisional results contributed to the enhanced performance, the main source of improvement came from a 28% reduction in interest expense, primarily the result of a decrease in the effective interest rate, and from a reduced loss in the Company’s share of SP Newsprint’s (SPNC) results. Although the Company’s share of SPNC’s results in the quarter was a loss of $1.2 million, this represented a $3.3 million improvement from the prior year’s third-quarter loss. This improvement was realized due to a rise in average newsprint selling price and moderately higher sales volume. The combined effect of increased divisional results, lower interest expense and reduced losses from SPNC, more than offset the absence of last year’s $3 million pre-tax gain from the sale of the former WFLA television studio facility.

The $.9 million increase in adjusted income in the first nine months of this year, as shown in the preceding chart, was the result of a combination of several largely offsetting factors. Improvement was largely spurred by a 29% reduction in interest expense, due to a decrease in the effective rate and to lower average debt outstanding, and by a $4.2 million improvement in the Company’s share of SPNC’s results due to higher realized selling price and increased sales volume. SPNC showed improved performance in the form of a lower year-over-year loss, a decline from $9.1 million in 2002 to $4.9 million in 2003. On the other hand, divisional results were down 7% (excluding the Hoover’s gain) as the Broadcast Division struggled to replace political ad revenues in this off-election year, leading to a 12% year-over-year decline in that Division’s segment operating profit. Other factors negatively impacting divisional results included higher newsprint expense in Publishing and increased employee compensation and benefit costs in all three divisions.

PUBLISHING

Operating income for the Publishing Division increased $.7 million in the third quarter, but decreased $4.4 million in the year to date from the comparable 2002 periods. The encouraging quarterly results were achieved through solid advertising revenue growth which marked the fourth consecutive quarter of improvement over the prior year in period-over-period comparisons. In the early part of 2003, several items adversely affected the nine-month year-to-date comparisons, including: geopolitical concerns with the escalation of the war in Iraq (which caused some advertisers to cancel or hold back on spending), uncharacteristically harsh winter weather conditions in Virginia and North Carolina, and higher operating expenses.

As illustrated by the following chart, all major advertising revenue categories were up in both the third quarter and first nine months of this year, with the exception of Retail. Classified flourished in both periods primarily on the strength of robust automotive and real estate advertising, while National demonstrated improvement on strong financial and healthcare advertising. Preprint advertising remained an outstanding performer on solid volume increases at newspapers across the board. Retail remained relatively flat in the quarter, an improvement over its performance early in the year. While the opening of two new malls in Richmond reinvigorated the retail environment in that immediate area, retail advertising was still sluggish on the whole due primarily to lethargy in the department store category as advertisers continued to remain cautious.

Publishing Segment operating expenses increased $4.2 million and $15 million in the third quarter and first nine months of this year over the equivalent 2002 periods due to a combination of factors. Newsprint expense was up $1.5 million in the quarter and $3.9 million in the year to date as prices continued their most recent cyclical ascent which began in August of 2002. In the quarter, a $43 per short ton rise in average price generated virtually all of the increase; in the year to date, a $24 per short ton rise in average cost led to a $2.4 million increase and the balance ($1.5 million) was attributable to additional consumption. Employee compensation and benefit costs were up 4.1% in both the quarter and the year to date due to annual salary increases and higher health care and retirement plan expenses. Additionally, operating costs at the Florida properties were up 7.4% and 15.1% in the quarter and nine months, primarily the result of growth plan initiatives in Tampa.

In the quarter, results from the Company’s share of The Denver Post Corporation (Denver) remained essentially level with those of the prior-year quarter. A slight improvement in revenues was virtually offset by a comparable rise in operating expenses. In the year to date, the Company’s share of Denver’s results improved $1 million, from a loss of $.6 million in the first nine months of last year to income of $.4 million in the current year. A slight increase in revenues, combined with the absence of certain prior-year expenses associated with the Joint Operating Agreement with the Denver Rocky Mountain News, generated the improved year-over-year comparative results.

BROADCAST

Broadcast operating income dropped $1.4 million and $6.2 million in the third quarter and first nine months of 2003 compared to the prior-year periods. The Division faced several challenges in its effort to achieve revenue growth in 2003. First, 2003 is an odd-numbered year, which translates into the absence of Olympic-related advertising and a slow Political advertising year; the Division experienced a $6.1 million decline in Political ad revenues in the quarter and a $10 million drop in the year to date. Second, a turbulent geopolitical environment led to cancellations and delays in advertiser spending, particularly early in the year. Despite these obstacles, Local advertising showed good growth in both the quarter and year to date on strength in the automotive and furniture categories as the Division continued its concerted efforts to effectively manage and charge for available airtime. National advertising demonstrated solid growth in the quarter (driven by the financial and automotive categories) as advertiser apprehensions subsided and the economy began to stabilize. The following chart illustrates the period-over-period comparisons discussed above.

The increase in the Broadcast Division’s operating expenses of $.8 million and $2.7 million in the third quarter and first nine months of this year as compared to the equivalent 2002 periods was driven by an 8.4% and 8.8% rise in production costs, primarily the result of higher sales-related expenses associated with revenue enhancement programs in an effort to replace political advertising. Additionally, employee benefit and compensation costs rose 1.5% and 3.1% in the third quarter and first nine months of this year due to higher expenses related to health care, retirement plan and salary increases. The cumulative increase in these expenses more than offset an 8.7% and 10.4% decrease in programming costs as a result of reduced license fees, lower renewal fees for certain programs and several schedule changes.

INTERACTIVE MEDIA

After the close of the third quarter, the Company completed the sale of MGFS, which led to reporting MGFS’s results as income from discontinued operations for all periods presented. Accordingly, MGFS has been excluded from the discussion of the Company’s Interactive Media Division. Also excluded in the comparisons that follow is the Company’s sale of its share of Hoover’s, Inc., for $16.8 million to Dun & Bradstreet, which produced a gain of $3.7 million (net of income taxes of $2.1 million) late in the first quarter of this year.

Absent these items, Interactive Media results improved $1.2 million and $1.4 million in the form of reduced losses in the third quarter and first nine months of 2003. Virtually all of this improvement was accounted for by the absence of $1.2 million and $1.6 million of investment losses in the prior-year quarter and year-to-date period. Revenues increased $1 million and $2.8 million in the third quarter and year-to-date period driven by vigorous Classified advertising as up-sell arrangements continued to thrive across the Division. Under these up-sell arrangements, customers pay an additional fee to have their classified advertisement placed online simultaneously with its publication in the newspaper. Expenses rose commensurately by $1 million and $3 million.

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

INTEREST EXPENSE

Interest expense decreased $3.2 million and $10.7 million in the quarter and year to date from the equivalent year-ago periods. In the quarter, the decrease was due primarily to a 190 basis point decline in the effective interest rate; in the year to date, an $83 million decline in average debt outstanding combined with a 130 basis point reduction in the effective interest rate to produce the savings. This lower effective interest rate was attributable to a year-over-year drop in LIBOR (which influences interest rates on the Company’s revolving credit facility) and to a lower weighted average fixed interest rate on $200 million of swapped debt as discussed below.

The Company uses interest rate swaps (where it pays a fixed rate and receives a floating rate) as part of an overall strategy to manage interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR, not to trade such instruments for profit or loss. During the first quarter of 2003, four of the Company’s swaps with notional amounts totaling $275 million matured; concurrently, four swaps with notional amounts totaling $200 million began. These interest rate swaps are cash flow hedges with maturities in 2004 and 2005 that effectively convert the covered portion of the Company’s variable rate debt to fixed rate debt with a weighted average interest rate approximating 4.3%.

INCOME TAXES

The Company’s effective tax rate on income from continuing operations decreased from approximately 40% in the first nine months of 2002 to approximately 37% in this year to date. The effective rate in 2002 was higher due to the absence of benefits related to a fuels tax credit that will be utilized in the current year.

LIQUIDITY

In the first nine months of 2003 net cash generated from operating activities of $76.6 million, coupled with pretax proceeds of $16.8 million from the sale of the Hoover’s stock, enabled the Company to make capital expenditures of $19.8 million, to pay dividends to stockholders of $13.3 million, and to reduce debt by $61.5 million. The Company also made a $21 million contribution to a defined benefit retirement plan it sponsors for employees.

The Company has in place a $1 billion revolving credit facility and a universal shelf registration which allows for combined public debt or equity issuances totaling a further $1.2 billion (together, the “Facilities”). At the end of the third quarter, the Company had $200 million in senior notes outstanding under the universal shelf. Additionally, with the adoption of FIN 46 in July 2003, certain leased facilities in Tampa and Richmond which were not on the Company’s balance sheet at the end of the second quarter, are now consolidated. Upon adoption, the Company added $86 million of assets (primarily buildings), $94 million of liabilities (primarily debt) and recognized a cumulative effect of change in accounting principle of $8.1 million. For additional details on the adoption of FIN 46 see Note 4.

The Facilities carry cross-default provisions between the revolving credit and the senior notes. The revolving credit has both interest coverage and leverage ratio covenants. These covenants, which involve debt levels, interest expense, and EBITDA (a measure of 12-month cash earnings as defined in the revolving credit agreement) and exclude the VIEs, can affect the Company’s maximum borrowing capacity under the Facilities. A significant drop in the Company’s EBITDA or a large increase in the Company’s debt level could make it challenging to meet the leverage ratio. However, the Company was in compliance with all covenants at quarter-end and expects to remain in compliance with them going forward. The Company believes that internally generated funds provided by operations, together with the unused portion of the Facilities, provide it with significant flexibility to manage working capital needs, pay dividends, finance capital expenditures, make pension contributions, and take advantage of new strategic opportunities. Additionally, the Company believes that the financial flexibility afforded by the Facilities will allow it to react quickly to opportunities that may arise once challenges to the June 2003 modifications to the FCC cross-ownership and duopoly regulations are resolved.

OUTLOOK

Broadcast revenue comparisons will continue to be affected throughout the remainder of the year by significantly reduced Political spending in this off-election year. However, apprehension regarding the prevailing economic uncertainty that influenced advertisers’ actions during the first half of 2003 seems to be subsiding. The Company is cautiously optimistic that advertising revenues have begun to turn around and that a recovery is on the horizon, as evidenced by a 4.6% increase in Publishing advertising revenues as well as a 10.5% and 4.8% rise in Local and National advertising in the Broadcast Division in the third quarter. While the slow ascent of newsprint prices since the third quarter of 2002 has impacted operating costs within the Publishing Division, it has been beneficial to SP Newsprint which is expected to show a marked operating performance improvement in the fourth quarter of 2003. By virtue of its investment in SPNC, the Company is a net beneficiary of newsprint price increases. Additionally, the Company anticipates significantly reduced interest expense due to both lower debt levels and effective interest rates. The Company remains focused on advancing its convergence strategy in the Southeast and continues to be guided by the principle of providing long-term value to shareholders.

* * * * * *

Certain statements in this Form 10-Q that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to the impact of new accounting standards and the Internet, the Company’s expectations regarding pending transactions, newsprint prices, advertising levels and the effect of FCC regulations. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends” and similar statements, are made as of the date of this report and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

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

(b)     Reports on Form 8-K

On July 17, 2003, the Company filed a Form 8-K to report the Company’s July 15, 2003, press releases regarding second-quarter results and June revenues.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

DATE: November 11, 2003	/s/ J. STEWART BRYAN III
J. Stewart Bryan III, Chairman and
Chief Executive Officer

DATE: November 11, 2003	/S/ MARSHALL N. MORTON Marshall N. Morton
Vice Chairman and Chief Financial Officer