Form 10-K
period 2003-12-28
MEDIA GENERAL INC
filed 2004-03-11
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003

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

The aggregate market value of voting and non-voting stock held by nonaffiliates of the registrant, based upon the closing price of the Company’s Class A Common Stock as reported on the New York Stock Exchange, as of June 29, 2003, was approximately $1,232,500,000.

The number of shares of Class A Common Stock outstanding on February 1, 2004, was 23,010,188. The number of shares of Class B Common Stock outstanding on February 1, 2004, was 555,992.

The Company makes available on its website, www.mediageneral.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as soon as reasonably practicable after being electronically filed with the Securities and Exchange Commission.

Part I, Part II and Part III incorporate information by reference from the Annual Report to Stockholders for the year ended December 28, 2003. Part III also incorporates information by reference from the proxy statement for the Annual Meeting of Stockholders to be held on April 29, 2004.

Index to Media General, Inc.

Annual Report on Form 10-K for the Year Ended December 28, 2003

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

The Company owns 25 daily newspapers and nearly 100 other publications, as well as 26 (21 southeastern) television stations. The Company also operates more than 50 online enterprises. In recent years the Company has placed significant emphasis on convergence. Convergence combines the unique strengths of newspapers, television, and the Internet to enable the Company to better gather and present news and information to its readers, viewers, and users and on behalf of its advertisers. These efforts were initiated in the Tampa market, where The Tampa Tribune, WFLA-TV and TBO.com share the Company’s News Center facility and work side by side to provide the most comprehensive news, information and entertainment in that market. The success of this initial venture led the Company to introduce convergence to five additional markets in the Southeast where it operates newspapers, television stations and websites in contiguous regions.

The Company believes that the media industry is likely to be entering a period of consolidation. In June 2003, the Federal Communications Commission (FCC) overhauled its broadcast and cross-ownership rules and generally revised its previous ownership restrictions. Of most significance to the Company, the FCC largely eliminated its previous 29 year-old ban on the common ownership of a TV station and a newspaper in the same market and revised its rule governing the ownership of two or more TV stations in a market. The new cross-ownership rule would enable the ownership of a TV station and a newspaper in all but about 30 of the country’s smallest television markets. The new television rule would allow the ownership of two TV stations in a majority of markets. These new rules are currently under Federal Appellate review in Philadelphia and have not yet become effective. A decision is expected during the summer of 2004 and, once effective, the Company believes that it is well positioned to capitalize on opportunities that would enhance its convergence strategy and further its growth in the Southeast. Of course, further court or FCC review or action by Congress could delay the implementation of these new rules or cause them to be modified such that the convergence opportunities of the Company would be narrowed.

Industry Segments

The Company operates in three significant industry segments. For financial information related to these segments see pages 36 and 37 of the 2003 Annual Report to Stockholders, which are incorporated herein by reference. These segments are Publishing, Broadcast, and Interactive Media. Additional information related to each of the Company’s significant industry segments is included below.

Publishing Business

At December 28, 2003, the Company’s wholly owned publishing operations included daily and Sunday newspapers in Virginia, North Carolina, South Carolina, Alabama and Florida. For a summary of the Company’s daily and Sunday newspapers, see the foldout chart in the 2003 Annual Report to Stockholders, which is incorporated herein by reference. Combined average paid circulation for these newspapers in 2003 was as follows:

Newspaper Location	Daily	Sunday	Weekly
Virginia	359,000	410,000	53,000
Florida	240,000	315,000	1,000
North Carolina	169,000	179,000	7,000
Alabama	50,000	52,000	3,000
South Carolina	33,000	36,000	8,000

The Company also holds 20% of the common stock of the Denver Post Corporation, the parent company of The Denver Post, a daily newspaper in Denver, Colorado. Effective January 2001, The Denver Post and the Denver Rocky Mountain News entered into a Joint Operating Agreement under which the competing newspapers combined their advertising, circulation and production operations, while maintaining separate newsrooms.

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

The primary raw material used by the Company in its publishing operations is newsprint, which is purchased at market prices from various Canadian and United States sources, including SP Newsprint Company (SPNC), in which the Company owns a one-third equity interest. SPNC has mills in Dublin, Georgia, and Newberg, Oregon, with a combined annual capacity in excess of 1 million short tons. The publishing operations of the Company consumed approximately 134,500 short tons of newsprint in 2003. Management of the Company believes that sources of supply under existing arrangements, including a commitment to purchase 40,000 short tons from SPNC, will be adequate in 2004.

Broadcast Business

The ownership, operation and sale of broadcast television stations, including those licensed to the Company, are subject to the jurisdiction of the FCC, which engages in extensive regulation of the broadcasting industry under authority granted by the Communications Act of 1934 (Communications Act) and the rules and regulations of the FCC. The Communications Act requires broadcasters to serve the public interest. Among other things, the FCC assigns frequency bands; determines stations’ locations and operating parameters; issues, renews, revokes and modifies station licenses; regulates and limits changes in ownership or control of station licenses; regulates equipment used by stations; regulates station employment practices; regulates certain program content and commercial matters in children’s programming; has the authority to impose penalties for violations of its rules or the Communications Act; and imposes annual fees on stations. Reference should be made to the Communications Act, the FCC’s rules, public notices and rulings for further information concerning the nature and extent of federal regulation of broadcast television stations.

The Broadcast Television Division operates 26 network-affiliated television stations in the United States. The following table sets forth certain information on each of these stations:

Station Location and Affiliation	National Market Rank (a)	Station Rank (a) *	Audience % Share (a) *	Expiration Date of FCC License (b)	Expiration Date of Network Agreement
WFLA-TV NBC Tampa, FL	13	1	12%	2/1/05	12/31/11

WSPA-TV CBS Greenville, SC Spartanburg, SC	35	2	12%	12/1/04	6/30/05
Satellite:
WNEG-TV, Toccoa, GA

WASV-TV UPN Asheville, NC	35	5	2%	12/1/04	10/31/07

WIAT-TV CBS Birmingham, AL	40	4	8%	4/1/05	12/31/04

WJWB-TV WB Jacksonville, FL	52	4	6%	2/1/05	8/31/05

WKRG-TV CBS Mobile, AL Pensacola, FL	62	1	15%	4/1/05	4/2/05

WTVQ-TV ABC Lexington, KY	65	3	8%	8/1/05	1/1/06

WSLS-TV NBC Roanoke, VA	66	3	11%	10/1/04	12/31/11

KWCH-TV CBS Wichita, KS	67	1	19%	6/1/06	6/30/05
Satellites in Kansas:
KBSD-TV, Dodge City KBSH-TV, Hays KBSL-TV, Goodland

Station Location and Affiliation	National Market Rank (a)	Station Rank (a) *	Audience % Share (a) *	Expiration Date of FCC License (b)	Expiration Date of Network Agreement
WDEF-TV CBS Chattanooga, TN	86	3	13%	8/1/05	12/31/04

WJTV-TV CBS Jackson, MS	90	1	19%	6/1/05	12/31/04

WJHL-TV CBS Johnson City, TN	91	2	16%	8/1/05	12/31/04

WSAV-TV NBC Savannah, GA	98	2	9%	4/1/05	12/31/11

WNCT-TV CBS Greenville, NC	103	1	17%	12/1/04	12/31/04

WCBD-TV NBC Charleston, SC	104	2	14%	12/1/04	12/31/11

WBTW-TV CBS Florence, SC Myrtle Beach, SC	109	1	26%	12/1/04	6/30/05

WJBF-TV ABC Augusta, GA	114	2	16%	4/1/05	3/6/05

WRBL-TV CBS Columbus, GA	125	2	13%	4/1/05	3/31/05

KIMT-TV CBS Mason City, IA	152	1	16%	2/1/06	6/30/05

WMBB-TV ABC Panama City, FL	158	2	15%	2/1/05	3/6/05

WHLT-TV CBS Hattiesburg, MS	168	2	8%	6/1/05	8/31/05

KALB-TV NBC Alexandria, LA	176	1	24%	6/1/05	12/31/11

(a)	Source: November 2003 Nielsen Rating Books.
(b)	Television broadcast licenses are granted for maximum terms of eight years and are subject to renewal upon application to the FCC.
*	Sign-On to Sign-Off, Households

The primary source of revenues for the Company’s television stations is the sale of time to national and local advertisers. Additional revenue is derived from the network programming carried by major network affiliates.

The Company’s television stations compete for audience and advertising revenues with other television and radio stations, cable programming channels, and cable television systems as well as magazines, newspapers, the Internet and other promotional media. A number of cable television systems and direct-to-home satellite companies (which operate generally on a subscriber payment basis) are in business in the Company’s broadcasting markets and compete for audience by presenting broadcast television, cable network, and other program services. The television stations compete for audience on the basis of program content and quality of reception, and for advertising revenues on the basis of price, share of market and performance.

The television broadcast industry presently is implementing the transition from analog to digital technology in accordance with a mandated conversion timetable established by the Communications Act of the FCC. Twenty-one of the Company’s television stations have begun digital broadcasting and five have been granted indefinite extensions of their construction deadlines by the FCC.

Congress and the FCC have under consideration, and in the future may adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership transferability and profitability of the Company’s broadcast television stations and affect the ability of the Company to acquire additional stations. In addition to the matters noted above, these include, for example, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (such as alcoholic beverages), program content, and ownership rule changes. Other matters that could potentially affect the Company’s broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as personal video recorders, satellite radio and television services, wireless cable systems, low-power television stations, and Internet delivered video programming services.

Interactive Media Business

In January 2001 the Company launched its Interactive Media Division (IMD), which operates in conjunction with its Publishing and Broadcast Divisions to provide online news, information and entertainment to its customers without geographic restrictions. The Division is comprised of more than 50 interactive enterprises, as well as minority investments in several companies. In October 2003, the Company sold Media General Financial Services, Inc., a component of its IMD, to CenterPoint Data, Inc. During 2002, the Division purchased the assets of Boxerjam Media, an online puzzle and game provider.

Among the online enterprises included in the Interactive Media Division, each of the Company’s daily newspapers and television stations is affiliated with a website featuring content from its published products or its television offerings. Online revenues are derived primarily from advertising, which includes varied classified products as well as banner and sponsorship advertisements. The most successful revenue initiatives have involved classified products placed on the Company’s websites; these products represent approximately 62% of the Division’s revenues in 2003. The majority of these revenues are derived from upsell arrangements which have been successfully rolled-out to all markets. Under these upsell arrangements, customers pay a small additional fee to have their classified advertisement placed online simultaneously with its publication in the newspaper.

The Interactive Media Division is acting as a catalyst in the Company’s convergence efforts, which can best be seen at TBO.com, where content from both The Tampa Tribune and WFLA-TV is leveraged to create the most comprehensive online news and information service in the Tampa metropolitan area. With the sale of MGFS and the continued expense of growing the Interactive Media Division’s infrastructure, the Company expects that the Division will start to become profitable in late 2006.

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

Item 2. Properties

The headquarters buildings of Media General, Inc., and the Richmond Times-Dispatch are adjacent to one another in downtown Richmond, Virginia. The Company includes in its results the Variable Interest Entity (VIE) that owns both of these buildings; the Company has an option to purchase these buildings at the end of the lease term. The Company owns a third adjacent building which houses the Interactive Media Division’s and Broadcast Division’s management. The Richmond newspaper is printed at a production and distribution facility located on a site (approximately 90 acres) in Hanover County, Virginia, near Richmond; the acreage beyond the foreseeable needs of the Company is being actively marketed. The Company owns eight other daily newspapers in Virginia, all of which are printed in or around their respective cities at production and distribution facilities situated on parcels of land ranging from one-half acre to six acres. The Tampa, Florida, newspaper is located in a single unit production plant and office building located on a six acre tract in that city. The headquarters of the Company’s Brooksville and Sebring, Florida, daily newspapers are located on leased property in their respective cities; however, these newspapers are printed at the Tampa production facility. The Winston-Salem newspaper is headquartered in one facility in downtown Winston-Salem; its newspaper is printed at a production and distribution facility located on a nearby 12 acre site. The remaining twelve daily newspapers (seven in North Carolina, three in Alabama, and one each in South Carolina and Florida) are printed at production and distribution facilities on sites which range from one-half acre to seven acres, all located in or around their respective cities. The Company owns substantially all of its newspaper production equipment, production buildings and the land where these production facilities reside.

The Company’s broadcast television station, WFLA-TV in Tampa, Florida, occupies its headquarters and studio building; the Company includes in its results the VIE that owns this building and has an option to purchase the building at the end of the lease term. This building adjoins The Tampa Tribune. This structure also serves as a multimedia news center where efforts are combined and information is shared among The Tampa Tribune, WFLA-TV and TBO.com.

The Company’s 26 television stations are located in 12 states (ten southeastern) as follows: four each in Georgia, Kansas and South Carolina; three in Florida; two each in Alabama, Mississippi, and Tennessee; and one in Iowa, Kentucky, Louisiana, North Carolina, and Virginia. Substantially all of the television stations are located on land owned by the Company. Fifteen station tower sites are owned by the Company; eleven are leased.

The Interactive Media Division operates out of and in conjunction with the Publishing and Broadcast properties.

The Company considers all of its properties, together with the related machinery and equipment contained therein, to be well maintained, in good operating condition, and adequate for its present and foreseeable future needs.

Item 3. Legal Proceedings

As part of the September 2000 sale of Garden State Paper Company, the Company entered into a financial newsprint swap agreement with Enron North America Corporation (Enron). In late November 2001, the Company terminated the newsprint swap agreement for reasons including misrepresentations made by Enron at the time the contract was signed. Enron filed for bankruptcy shortly after the Company terminated the swap agreement. On December 23, 2003, Enron filed an action in the United States Bankruptcy Court in the Southern District of New York seeking declaratory relief and damages pursuant to and as a result of early termination of the newsprint swap agreement with the Company. Enron alleges approximately $26.7 million in damages, which purports to represent the forward value of the terminated swap agreement as calculated by Enron. The action states that it is one of many “trading cases” that Enron has filed in its bankruptcy proceeding, and that this action currently is subject to a standing order applicable to all trading cases that automatically refers this action to mediation and stays certain pretrial proceedings. On February 20, 2004, the Company filed two motions in the Bankruptcy Court: a motion to dismiss Enron’s complaint, or, in the alternative, to compel arbitration of the dispute; and a motion to withdraw the case from Bankruptcy Court so that the dispute can be heard by an arbitrator or the District Court. The dismissal motion is subject to the stay, and the withdrawal motion will be referred to the District Court. The Company disputes Enron’s claims, as well as its categorization of this as a typical Enron “trading case,” and believes no further payments are due under the terminated swap agreement. The Company intends to defend this action vigorously and does not believe that resolution of this matter will be material to its results of operations, financial position or cash flow.

Items 4. Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

Name	Age	Position and Office	Year First Took Office*
J. Stewart Bryan III	65	Chairman, Chief Executive Officer	1985

Marshall N. Morton	58	Vice Chairman, Chief Financial Officer	1989

O. Reid Ashe, Jr.	55	President, Chief Operating Officer	2001

H. Graham Woodlief, Jr.	59	Vice President, President of Publishing Division	1989

James A. Zimmerman	57	Vice President, President of Broadcast Division	2001

Name	Age	Position and Office	Year First Took Office*
Neal F. Fondren	45	Vice President, President of Interactive Media Division	2001

Lou Anne J. Nabhan	49	Vice President, Corporate Communications	2001

Stephen Y. Dickinson	58	Controller	1989

George L. Mahoney	51	General Counsel, Secretary	1993

John A. Schauss	48	Treasurer	2001

*	The year indicated is the year in which the officer first assumed an office with the Company.

Officers of the Company are elected at the Annual Meeting of the Board of Directors to serve, unless sooner removed, until the next Annual Meeting of the Board of Directors and/or until their successors are duly elected and qualified.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Reference is made to page 45 of the 2003 Annual Report to Stockholders, which is incorporated herein by reference, for information required by this item.

Item 6. Selected Financial Data

Reference is made to pages 46 and 47 of the 2003 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to pages 17 through 23 of the 2003 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to pages 21, 30, 35 and 44 of the 2003 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.

Item 8. Financial Statements and Supplementary Data

Consolidated financial statements of the Company as of December 28, 2003, and December 29, 2002, and for each of the three fiscal years in the period ended December 28, 2003, and the report of independent auditors thereon, as well as the Company’s unaudited quarterly financial data for the fiscal years ended December 28, 2003, and December 29, 2002, are incorporated herein by reference from the 2003 Annual Report to Stockholders pages 24 through 45.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company’s management, including the chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes in the Company’s internal controls or in other factors that are reasonably likely to adversely affect internal control subsequent to the date of this evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 29, 2004, with respect to directors, executive officers, Code of Business Conduct and Ethics, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, except as to certain information regarding executive officers included in Part I.

Item 11. Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 29, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 29, 2004.

Item 13. Certain Relationships and Related Transactions

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 29, 2004.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 29, 2004.

PART IV

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

On October 15, 2003, the Company filed a Form 8-K to report the Company’s October 15, 2003, press releases regarding third-quarter results and September revenues.

On January 28, 2004, the Company filed a Form 8-K to report the Company’s January 28, 2004, press releases regarding fourth-quarter results and December revenues.

Index to Financial Statements and Financial Statement Schedules - Item 15(a)

	Form 10-K	Annual Report to Stockholders
Media General, Inc.
(Registrant)
Report of independent auditors		24
Consolidated statements of operations for the fiscal years ended December 28, 2003, December 29, 2002, and December 30, 2001		25
Consolidated balance sheets at December 28, 2003, and December 29, 2002		26-27
Consolidated statements of stockholders’ equity for the fiscal years ended December 28, 2003, December 29, 2002, and December 30, 2001		28
Consolidated statements of cash flows for the fiscal years ended December 28, 2003, December 29, 2002, and December 30, 2001		29
Notes 1 through 11 to the consolidated financial statements		30-44
Note 12 to the consolidated financial statements	11-19
Schedule: II - Valuation and qualifying accounts and reserves for the fiscal years ended December 28, 2003, December 29, 2002, and December 30, 2001	20

Schedules other than Schedule II, listed above, are omitted since they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

The consolidated financial statements of Media General, Inc. (except for Note 12 which is provided below), listed in the above index which are included in the Annual Report to Stockholders of Media General, Inc., for the fiscal year ended December 28, 2003, are incorporated herein by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Parts I, II and III, the 2003 Annual Report to Stockholders is not deemed filed as part of this report.

The following financial statement footnote was not included in the Annual Report:

Note 12: Guarantor Financial Information

In August 2001, the Company filed a universal shelf registration for combined public debt or equity securities totaling up to $1.2 billion (see Note 5). The Company’s subsidiaries are 100% owned except for certain VIEs described in Note 1; all subsidiaries except those in the non-guarantor column (which includes the VIEs and the Company’s discontinued operations) currently guarantee the debt securities issued from the shelf. These guarantees are full and unconditional and on a joint and several basis. The following financial information presents condensed consolidating balance sheets, statements of operations, and statements of cash flows for the parent company, the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries, together with certain eliminations.

Media General, Inc.

Condensed Consolidating Balance Sheets

As of December 28, 2003

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$7,343	$3,232	$—	$—	$10,575
Accounts receivable, net	—	113,226	—	—	113,226
Inventories	2	6,169	—	—	6,171
Other	41,742	53,260	261	(62,614)	32,649

Total current assets	49,087	175,887	261	(62,614)	162,621

Investments in unconsolidated affiliates	10,418	79,576	—	—	89,994
Investments in and advances to subsidiaries	1,691,764	906,696	15,275	(2,613,735)	—
Other assets	33,492	25,450	1,335	—	60,277
Property, plant and equipment, net	21,027	332,734	82,727	(2,400)	434,088
Excess of cost over fair value of net identifiable assets of acquired businesses, net	—	832,004	—	—	832,004
FCC licenses and other intangibles, net	—	807,771	—	—	807,771

Total assets	$1,805,788	$3,160,118	$99,598	$(2,678,749)	$2,386,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,352	$12,864	$—	$(6)	$22,210
Accrued expenses and other liabilities	60,497	85,281	261	(62,615)	83,424
Taxes on income	—	8,769	—	—	8,769

Total current liabilities	69,849	106,914	261	(62,621)	114,403

Long-term debt	531,969	—	95,320	—	627,289
Deferred income taxes	(66,494)	429,263	—	—	362,769
Other liabilities and deferred credits	166,238	6,808	—	1,787	174,833

Stockholders’ equity
Common stock	117,727	4,872	—	(4,872)	117,727
Additional paid-in capital	34,595	2,027,288	4,187	(2,031,475)	34,595
Accumulated other comprehensive income (loss)	(54,304)	3,320	—	—	(50,984)
Unearned compensation	(11,670)	—	—	—	(11,670)
Retained earnings	1,017,878	581,653	(170)	(581,568)	1,017,793

Total stockholders’ equity	1,104,226	2,617,133	4,017	(2,617,915)	1,107,461

Total liabilities and stockholders’ equity	$1,805,788	$3,160,118	$99,598	$(2,678,749)	$2,386,755

Media General, Inc.

Condensed Consolidating Balance Sheets

As of December 29, 2002

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$6,932	$4,347	$—	$—	$11,279
Accounts receivable, net	—	111,710	689	—	112,399
Inventories	3	4,098	—	—	4,101
Other	43,088	52,134	41	(62,490)	32,773

Total current assets	50,023	172,289	730	(62,490)	160,552

Investments in unconsolidated affiliates	10,229	83,141	—	—	93,370
Investments in and advances to subsidiaries	1,765,564	771,658	8,089	(2,545,311)	—
Other assets	33,485	34,641	14	—	68,140
Property, plant and equipment, net	22,308	350,195	216	—	372,719
Excess of cost over fair value of net identifiable assets of acquired businesses, net	—	832,004	—	—	832,004
FCC licenses and other intangibles, net	—	820,226	—	—	820,226

Total assets	$1,881,609	$3,064,154	$9,049	$(2,607,801)	$2,347,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,743	$12,224	$—	$—	$20,967
Accrued expenses and other liabilities	63,705	87,128	309	(62,496)	88,646
Taxes on income	—	1,888	—	—	1,888

Total current liabilities	72,448	101,240	309	(62,496)	111,501

Long-term debt	642,937	—	—	—	642,937
Deferred income taxes	(68,579)	413,757	—	—	345,178
Other liabilities and deferred credits	179,089	9,052	—	—	188,141

Stockholders’ equity
Common stock	116,042	4,872	—	(4,872)	116,042
Additional paid-in capital	18,504	2,027,522	150	(2,027,672)	18,504
Accumulated other comprehensive income (loss)	(50,319)	3,540	—	—	(46,779)
Unearned compensation	(5,506)	—	—	—	(5,506)
Retained earnings	976,993	504,171	8,590	(512,761)	976,993

Total stockholders’ equity	1,055,714	2,540,105	8,740	(2,545,305)	1,059,254

Total liabilities and stockholders’ equity	$1,881,609	$3,064,154	$9,049	$(2,607,801)	$2,347,011

Media General, Inc.

Condensed Consolidating Statements of Operations

Fiscal Year Ended December 28, 2003

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$161,617	$954,955	$—	$(279,149)	$837,423

Operating costs:
Production	—	356,694	—	—	356,694
Selling, general and administrative	158,509	414,563	—	(280,086)	292,986
Depreciation and amortization	3,518	60,515	1,434	—	65,467

Total operating costs	162,027	831,772	1,434	(280,086)	715,147

Operating income (loss)	(410)	123,183	(1,434)	937	122,276

Operating income (expense):
Interest expense	(33,356)	(5)	(1,063)	—	(34,424)
Investment income (loss) – unconsolidated affiliates	709	(5,381)	—	—	(4,672)
Investment income (loss) – consolidated affiliates	68,807	—	—	(68,807)	—
Other, net	5,024	5,642	937	(937)	10,666

Total other income (expense)	41,184	256	(126)	(69,744)	(28,430)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	40,774	123,439	(1,560)	(68,807)	93,846
Income tax expense (benefit)	(11,157)	45,957	—	—	34,800

Income (loss) from continuing operations before cumulative effect of change in accounting principle	51,931	77,482	(1,560)	(68,807)	59,046
Income from discontinued operations	—	—	964	—	964
Gain on sale of discontinued operations	6,754	—	—	—	6,754
Cumulative effect of change in accounting principle	—	—	(8,079)	—	(8,079)

Net income (loss)	58,685	77,482	(8,675)	(68,807)	58,685

Other comprehensive loss (net of tax)	(3,985)	(220)	—	—	(4,205)

Comprehensive income (loss)	$54,700	$77,262	$(8,675)	$(68,807)	$54,480

Media General, Inc.

Condensed Consolidating Statements of Operations

Fiscal Year Ended December 29, 2002

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$160,831	$942,502	$—	$(271,751)	$831,582

Operating costs:
Production	—	345,647	—	—	345,647
Selling, general and administrative	143,268	400,913	—	(271,751)	272,430
Depreciation and amortization	4,381	61,020	—	—	65,401

Total operating costs	147,649	807,580	—	(271,751)	683,478

Operating income	13,182	134,922	—	—	148,104

Operating income (expense):
Interest expense	(47,842)	(32)	—	—	(47,874)
Investment loss – unconsolidated affiliates	(172)	(13,957)	—	—	(14,129)
Investment loss – consolidated affiliates	(52,257)	—	—	52,257	—
Other, net	4,945	(5,060)	—	—	(115)

Total other income (expense)	(95,326)	(19,049)	—	52,257	(62,118)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(82,144)	115,873	—	52,257	85,986
Income tax expense (benefit)	(9,227)	43,171	—	—	33,944

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(72,917)	72,702	—	52,257	52,042
Income from discontinued operations	—	—	1,377	—	1,377
Cumulative effect of change in accounting principle	—	(126,336)	—	—	(126,336)

Net income (loss)	(72,917)	(53,634)	1,377	52,257	(72,917)

Other comprehensive income (loss) (net of tax)	(30,183)	4,417	—	—	(25,766)

Comprehensive income (loss)	$(103,100)	$(49,217)	$1,377	$52,257	$(98,683)

Media General, Inc.

Condensed Consolidating Statements of Operations

Fiscal Year Ended December 30, 2001

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$152,314	$921,022	$—	$(271,716)	$801,620

Operating costs:
Production	—	353,131	—	—	353,131
Selling, general and administrative	152,171	383,094	—	(271,716)	263,549
Depreciation and amortization	4,230	109,395	—	—	113,625

Total operating costs	156,401	845,620	—	(271,716)	730,305

Operating income (loss)	(4,087)	75,402	—	—	71,315

Operating income (expense):
Interest expense	(54,159)	(88)	—	—	(54,247)
Investment income – unconsolidated affiliates	3,094	16,855	—	—	19,949
Investment income – consolidated affiliates	53,166	—	—	(53,166)	—
Other, net	(3,111)	(5,303)	—	—	(8,414)

Total other income (expense)	(1,010)	11,464	—	(53,166)	(42,712)

Income (loss) from continuing operations before income taxes	(5,097)	86,866	—	(53,166)	28,603
Income tax expense (benefit)	(23,021)	35,191	—	—	12,170

Income (loss) from continuing operations	17,924	51,675	—	(53,166)	16,433
Income from discontinued operations	—	—	1,491	—	1,491
Gain from discontinued operations (net of tax)	280	—	—	—	280

Net income (loss)	18,204	51,675	1,491	(53,166)	18,204

Other comprehensive income (loss) (net of tax)	(20,135)	2,603	—	—	(17,532)

Comprehensive income (loss)	$(1,931)	$54,278	$1,491	$(53,166)	$672

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Fiscal Year Ended December 28, 2003

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Media General Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$109,172	$13,750	$85	$123,007

Cash flows from investing activities:
Capital expenditures	(1,161)	(26,857)	—	(28,018)
Purchase of business	—	(375)	—	(375)
Proceeds from sale of investment and discontinued operations	12,446	16,840	—	29,286
Contribution to unconsolidated affiliate	—	(2,000)	—	(2,000)
Other investments	—	(2,973)	—	(2,973)
Other, net	20	500	—	520

Net cash provided (used) by investing activities	11,305	(14,865)	—	(3,560)

Cash flows from financing activities:
Increase in debt	286,000	—	—	286,000
Repayment of debt	(396,968)	—	—	(396,968)
Cash dividends paid	(17,800)	—	—	(17,800)
Other, net	8,702	—	(85)	8,617

Net cash used by financing activities	(120,066)	—	(85)	(120,151)

Net increase (decrease) in cash and cash equivalents	411	(1,115)	—	(704)
Cash and cash equivalents at beginning of year	6,932	4,347	—	11,279

Cash and cash equivalents at end of period	$7,343	$3,232	$—	$10,575

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Fiscal Year Ended December 29, 2002

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Media General Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$140,359	$32,257	$2	$172,618

Cash flows from investing activities:
Capital expenditures	(2,235)	(31,043)	(2)	(33,280)
Purchase of business	(1,124)	—	—	(1,124)
Other investments	—	(1,633)	—	(1,633)
Other, net	5,431	116	—	5,547

Net cash provided (used) by investing activities	2,072	(32,560)	(2)	(30,490)

Cash flows from financing activities:
Increase in debt	251,000	—	—	251,000
Repayment of debt	(384,986)	(105)	—	(385,091)
Cash dividends paid	(16,662)	—	—	(16,662)
Other, net	10,767	—	—	10,767

Net cash used by financing activities	(139,881)	(105)	—	(139,986)

Net increase (decrease) in cash and cash equivalents	2,550	(408)	—	2,142
Cash and cash equivalents at beginning of year	4,382	4,755	—	9,137

Cash and cash equivalents at end of period	$6,932	$4,347	$—	$11,279

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Fiscal Year Ended December 30, 2001

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Media General Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$76,750	$47,463	$96	$124,309

Cash flows from investing activities:
Capital expenditures	(10,062)	(44,215)	(96)	(54,373)
Purchase of businesses	(1,766)	—	—	(1,766)
Other, net	4,070	(4,502)	—	(432)

Net cash used by investing activities	(7,758)	(48,717)	(96)	(56,571)

Cash flows from financing activities:
Increase in debt	1,236,882	—	—	1,236,882
Repayment of debt	(1,280,998)	(304)	—	(1,281,302)
Debt issuance costs	(12,211)	—	—	(12,211)
Cash dividends paid	(15,607)	—	—	(15,607)
Other, net	3,233	—	—	3,233

Net cash used by financing activities	(68,701)	(304)	—	(69,005)

Net (decrease) increase in cash and cash equivalents	291	(1,558)	—	(1,267)
Cash and cash equivalents at beginning of year	4,091	6,313	—	10,404

Cash and cash equivalents at end of period	$4,382	$4,755	$—	$9,137

Media General, Inc.

Schedule II - Valuation and Qualifying Accounts and Reserves

Fiscal Years Ended December 28, 2003, December 29, 2002, and December 30, 2001

	Balance at Beginning of period	Additions charged to expense-net	Deductions Net	Transfers		Balance at end of period
2003
Allowance for doubtful accounts	$6,778,093	$4,578,502	$(4,314,061)	$(31,837	)(a)	$7,010,697

2002
Allowance for doubtful accounts	$8,085,119	$3,942,289	$(5,249,315)	$—		$6,778,093

2001
Allowance for doubtful accounts	$7,470,680	$7,984,458	$(7,382,642)	$12,623	(a)	$8,085,119

(a)	Amount associated with net acquisitions and dispositions of businesses.

Report of Independent Auditors

The Partners

SP Newsprint Co. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SP Newsprint Co. (a Georgia Partnership) and subsidiaries as of December 28, 2003 and December 29, 2002, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 28, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SP Newsprint Co. and subsidiaries at December 28, 2003 and December 29, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in fiscal 2002.

As discussed in Notes 2 and 6 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative financial instruments and hedging activities.

January 15, 2004

Atlanta, Georgia

SP Newsprint Co. and Subsidiaries

Consolidated Balance Sheets

	December 28, 2003	December 29, 2002
	(In Thousands)
Assets
Current assets:
Cash and temporary investments	$5,040	$227
Trade receivables, net of allowance for doubtful accounts of $90 for 2003 and 2002	41,532	35,134
Trade receivables from affiliates	14,823	17,323
Other receivables	1,145	1,300
Noninterest-bearing demand notes receivable from partners	—	20,000
Inventories (Note 2)	27,575	27,747
Prepaid expenses	3,416	3,348

Total current assets	93,531	105,079

Property, plant and equipment:
Land	14,425	14,625
Land improvements	13,984	14,047
Buildings and leasehold improvements	51,190	51,440
Machinery, equipment and other	887,045	844,539
Construction work in progress	287	24,198

	966,931	948,849
Less accumulated depreciation	(497,455)	(458,792)

	469,476	490,057

Goodwill, net	10,989	10,989
Other, including deferred charges	4,461	4,532

Total assets	$578,457	$610,657

	December 28, 2003	December 29, 2002
	(In Thousands)
Liabilities and partners’ capital
Current liabilities:
Current portion of long-term debt (Note 3)	$42,500	$35,000
Accounts payable	12,618	19,243
Accrued liabilities:
Compensation and related amounts	18,901	15,938
Interest	4,243	1,515
Other	21,644	19,728

Total current liabilities	99,906	91,424

Other liabilities (Note 4)	27,553	25,729

Long-term debt, less current portion (Note 3)	212,270	244,520

Commitments and contingencies (Note 5)	—	—

Partners’ capital	239,611	249,753
Accumulated other comprehensive loss	(883)	(769)

Total partners’ capital	238,728	248,984

Total liabilities and partners’ capital	$578,457	$610,657

See accompanying notes.

SP Newsprint Co. and Subsidiaries

Consolidated Statements of Operations

	For the year ended
	December 28, 2003	December 29, 2002	December 30, 2001
	(In Thousands)
Net sales:
Third parties	$325,616	$297,687	$373,609
Affiliates	143,535	123,471	133,697

Total net sales	469,151	421,158	507,306

Cost of goods sold	441,735	425,780	400,760

Gross margin (deficit)	27,416	(4,622)	106,546

Selling, general, and administrative expenses	31,308	30,588	30,892
Fees paid to affiliates	—	37	1,197

Income (loss) from operations	(3,892)	(35,247)	74,457

Interest expense	(12,147)	(10,229)	(16,065)
Interest income	37	95	951
Gains related to derivative investments	1,320	5,284	—
Other expense	(1,460)	(463)	(632)

Net (loss) income	$(16,142)	$(40,560)	$58,711

See accompanying notes.

SP Newsprint Co. and Subsidiaries

Consolidated Statements of Partners’ Capital

(In thousands)

	Invested Capital	Net Income Since Inception	Cash Distributions Since Inception	Accumulated Other Comprehensive Income (Loss)		Total Partners’ Capital
				Pension Liability	Derivatives Designated as Hedges
Balance at December 31, 2000	$60,000	$351,780	$(167,878)	$(955)	$—	$242,947
Net income	—	58,711	—	—	—	58,711
Minimum pension liability	—	—	—	(32)	—	(32)
Net unrealized gain on derivative instruments	—	—	—	—	6,324	6,324

Comprehensive income	—	—	—	—	—	65,003

Balance at December 30, 2001	60,000	410,491	(167,878)	(987)	6,324	307,950
Net loss	—	(40,560)	—	—	—	(40,560)
Minimum pension liability	—	—	—	(1,102)	—	(1,102)
Recognition of gain on derivative instruments	—	—	—	—	(5,004)	(5,004)

Comprehensive loss	—	—	—	—	—	(46,666)
Distribution to partners	—	—	(12,300)	—	—	(12,300)

Balance at December 29, 2002	60,000	369,931	(180,178)	(2,089)	1,320	248,984
Net loss	—	(16,142)	—	—	—	(16,142)
Minimum pension liability	—	—	—	1,206	—	1,206
Recognition of gain on derivative instruments	—	—	—	—	(1,320)	(1,320)

Comprehensive loss	—	—	—	—	—	(16,256)
Contribution from partners	6,000	—	—	—	—	6,000

Balance at December 28, 2003	$66,000	$353,789	$(180,178)	$(883)	$—	$238,728

See accompanying notes.

SP Newsprint Co. and Subsidiaries

Consolidated Statements of Cash Flows

	For the year ended
	December 28, 2003	December 29, 2002	December 30, 2001
	(In Thousands)
Operating activities
Net (loss)/income	$(16,142)	$(40,560)	$58,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,554	41,174	37,840
Amortization	1,515	2,695	1,846
Recognition of gain on derivative instruments	(1,320)	(5,004)	—
Gain on sale of recycling center	(1,242)	—	—
Changes in operating assets and liabilities
Trade and other receivables	(3,743)	5,801	(8,352)
Inventories	172	2,449	(471)
Prepaid expenses	(68)	614	(650)
Other assets	(238)	5,782	(2,083)
Accounts payable, accrued and other liabilities	2,841	11,213	5,599

Net cash provided by operating activities	23,329	24,164	92,440

Investing activities
Purchase of property, plant, and equipment	(21,332)	(55,071)	(90,869)
Investment of industrial revenue bond proceeds	—	—	(38,000)
Sale of property, plant, and equipment	1,566	30,918	—
Use of industrial revenue bond proceeds	—	—	64,961

Net cash used in investing activities	(19,766)	(24,153)	(63,908)

Financing activities
Contributions from (distributions to) partners	6,000	(12,300)	—
Collection of demand notes receivable from partners	20,000	—	—
Proceeds from industrial revenue bond financing	—	—	38,000
Proceeds from bank loan financing	2,500	48,000	—
Repayment of bank loan financing	(1,000)	—	—
Repayment of long-term debt	(26,250)	(35,000)	(66,000)
Cost of new financing	—	(684)	(477)

Net cash provided by (used in) financing activities	1,250	16	(28,477)

Net increase (decrease) in cash and temporary investments	4,813	27	55
Cash and temporary investments at beginning of year	227	200	145

Cash and temporary investments at end of year	$5,040	$227	$200

Supplemental disclosure
Interest paid	$11,298	$10,780	$16,369

See accompanying notes.

SP Newsprint Co. and Subsidiaries

Notes to Consolidated Financial Statements

December 28, 2003

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

The Partners’ have committed to purchase a portion of the mills’ annual output with a maximum as follows: Cox Enterprises, Inc. – 100,000 tons, Knight-Ridder Newspapers, Inc. – 100,000 tons, and Media General, Inc. – 40,000 tons. In certain circumstances, however, the Partners may make a portion of these commitments available to outside parties or purchase additional tonnage. Approximately 33%, 29% and 26% of the Company’s revenues in 2003, 2002 and 2001, respectively, were from sales to the Partners. As of December 28, 2003 and December 29, 2002, the Company had accounts receivable from these Partners of $14,823,000 and $17,323,000, respectively. In addition, the Partners in a prior year signed noninterest-bearing notes, totaling $20 million, which allowed the Company to demand payment at any time. During 2003, the Company collected all outstanding demand notes receivable from the Partners in the amount of $20 million to fund ongoing capital projects. There are no remaining balances on the demand notes receivables as of December 28, 2003.

The Company has obtained support agreements from each of the three partners stating that they will keep the Company’s liquidity, as defined, above $5 million through December 31, 2005. This agreement is subject to a maximum of $20 million among all three partners combined. During June and July of 2003, the Company requested and received an aggregate payment of $6 million in support from the three partners as part of the support agreement to keep the Company’s liquidity above $5 million.

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

Collective Bargaining Arrangements

At December 28, 2003, the Company had approximately 714 hourly and 152 salaried employees. Approximately 257 hourly employees at the Company’s Newberg, Oregon mill are represented by the Association of Western Pulp and Paper Workers (the “Union”). The existing agreement with the Union expires on March 31, 2008.

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

Inventories

Inventories at year-end consisted of the following (in thousands):

	December 28, 2003	December 29, 2002
Old newspapers	$4,102	$4,773
Materials and supplies	21,829	21,319
Finished goods	851	721
Other	793	934

	$27,575	$27,747

Old newspapers (“ONP”), materials and supplies, and finished goods are valued at the lower of moving average cost or net realizable value. Other inventories are valued at the lower of first-in, first-out cost or net realizable value.

ONP is the primary fiber source utilized by the Company in producing newsprint. As with newsprint, ONP costs are highly cyclical and subject to significant change. To help ensure an adequate supply of ONP, the Company operates recycling centers that procure a material portion of its southeastern United States ONP requirements. Additionally, the Company has committed to purchase, at market prices (as defined), minimum annual tons of ONP from a supplier to satisfy a portion of its Newberg, Oregon mill’s production needs. Based on December 28, 2003 delivered cost of ONP, this commitment approximates $9,000,000 in 2004, $8,000,000 in 2005, $6,000,000 in 2006, and $2,000,000 in 2007.

2. Summary of Significant Accounting Policies (continued)

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

Expenditures for maintenance and repairs are charged to expense as incurred. Maintenance and repairs expense totaled $38,758,000, $34,580,000 and $36,972,000 during 2003, 2002 and 2001, respectively. Expenditures for renewals and betterments are capitalized and depreciated over the related estimated useful lives indicated above.

Capitalized Interest

The Company capitalizes interest on borrowed funds during construction. Such interest is allocated to property, plant, and equipment accounts and amortized over the related estimated useful lives indicated above. The amount of interest capitalized was $704,000, $875,000 and $1,264,000 during 2003, 2002 and 2001, respectively.

Shipping and Handling Costs

The Company classified shipping and handling costs of $34,349,000, $33,130,000 and $31,060,000 as a component of cost of goods sold during 2003, 2002 and 2001, respectively.

2. Summary of Significant Accounting Policies (continued)

Income Taxes

The Company is a partnership for income tax purposes. Accordingly, no income taxes are payable or provided for by the Company. Instead, taxable income, credits, etc., are allocated to the partners and are included in their income tax returns. SPRC is subject to income taxes. Tax expense for SPRC has not been material.

Goodwill

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value based approach. The Company adopted SFAS 142 as of January 1, 2002.

The Company completed the required impairment test in 2002 on goodwill arising from the acquisition of the mill from Smurfitt Newsprint Corporation in Newberg, OR primarily utilizing a valuation technique relying on the expected present value of future cash flows. Using the same methodology for 2003, the Company determined that no impairment existed as of December 28, 2003.

Prior to adoption of SFAS 142, the Company amortized this goodwill using the straight-line method over a period of 20 years. Accumulated amortization was $1,320,000 at December 28, 2003 and December 29, 2002.

2. Summary of Significant Accounting Policies (continued)

Goodwill (continued)

If the Company accounted for goodwill consistent with the provisions of SFAS 142 in prior periods, the Company’s net (loss) earnings as reported would have been as follows after giving effect to the non-amortization provisions of SFAS 142:

	2003	2002	2001
Net income (loss)	$(16,142)	$(40,560)	$58,711
Add: Goodwill amortization expense	—	—	638

Adjusted net income	$(16,142)	$(40,560)	$59,349

Deferred Charges

Deferred charges, stated at cost less amortization, include loan procurement costs that are capitalized and amortized over a five-year period. Accumulated amortization of deferred charges was $8,578,000 and $7,063,000 at December 28, 2003 and December 29, 2002, respectively.

Accounts Receivable

The Company’s sales to The Tribune Company represented approximately 17%, 19% and 18% of net sales in 2003, 2002 and 2001, respectively. Accounts receivable from The Tribune Company was approximately $7,333,000 and $7,016,000 at December 28, 2003 and December 29, 2002, respectively. Accounts receivable from the Gannett Company, Inc. was approximately $10,506,000 and $5,968,000 at December 28, 2003 and December 29, 2002, respectively.

The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Receivables are generally due within 60 days. Credit losses have not been significant.

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company recognizes revenue when title passes to the buyer, which is generally upon shipment.

Segment Reporting

As of December 28, 2003, the Company operated two newsprint mills in the United States as part of a single operating segment. The mills provide similar products. The facilities also possess similar long-term expected financial performance characteristics. Revenues from the mills are derived principally from newsprint sales to a variety of newspaper publishers mainly in the southeastern and western United States.

New Accounting Standards

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121 on the same topic. The Company adopted SFAS 144 as of January 1, 2002 with no impact of the pronouncement on the consolidated financial statements.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also

2. Summary of Significant Accounting Policies (continued)

New Accounting Standards (continued)

amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted this statement as of January 1, 2002 with no impact of the pronouncement on the consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 as of January 1, 2003. The adoption did not have a material impact on the financial statements.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Fiscal Year

The Company’s financial reporting period consists of a five-week period and two four-week periods per quarter. Accordingly, the Company’s fiscal year ends on the last Sunday of December, as defined. The Company’s fiscal year consisted of 52 weeks for 2003, 2002 and 2001.

3. Long-Term Debt

Long-term debt at year-end consisted of the following (in thousands):

	December 28, 2003	December 29, 2002
Term loan facility	$98,750	$125,000
Revolving credit facility	17,500	16,000
2001 Industrial revenue bonds – due 2026	38,000	38,000
2000 Industrial revenue bonds – due 2025	40,520	40,520
1997 Industrial revenue bonds – due 2017	35,000	35,000
1993 Industrial revenue bonds – due 2013	25,000	25,000

	254,770	279,520
Less current portion	(42,500)	(35,000)

	$212,270	$244,520

Scheduled calendar maturities of long-term debt at December 28, 2003 were as follows (in thousands):

2004	$42,500
2005	73,750
2006	—
2007	—
2008	—
Thereafter	138,520

$254,770

The Company has been party to a Credit Agreement (the “Agreement”) with a group of banks. Subsequent to December 28, 2003, the Company refinanced this agreement (See Note 8). The Agreement is comprised of a Term Loan Facility in an aggregate amount of $185,000,000 and a Revolving Credit Facility in an aggregate amount of $100,000,000. Amounts available under the Revolving Credit Facility are reduced by certain of the letters of credit issued to secure the industrial revenue bonds. Remaining availability under the Agreement approximated $815,000 at December 28, 2003.

3. Long-Term Debt (continued)

The Agreement expires on December 31, 2005.

The Company has obtained support agreements from each of the three partners stating that they will keep the Company’s liquidity above $5 million, after required debt payments, through December 31, 2005. This is subject to a maximum of $20 million among all three partners combined of which $14 million remains available as of December 28, 2003. The partners amended this agreement subsequent to December 28, 2003 (Note 8).

Interest on borrowings under the Agreement is based, at the Company’s option, on the Base Rate or Eurodollar Rate plus various percentages, depending upon leverage, all as defined. The interest rate for borrowings under the Agreement was 4.41% and 4.36% as of December 28, 2003 and December 29, 2002, respectively.

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

As of December 28, 2003, the Company was in compliance with all covenants. The Company’s projections for 2004 indicate that the covenants will continue to be met throughout 2004.

The Company’s Industrial Revenue Bonds bear interest at variable rates ranging from 3.82% to 3.94% at December 28, 2003 and from 3.26% to 3.31% at December 29, 2002. Interest rates on the bonds are reset periodically (daily basis or weekly basis). At such reset dates, the bondholders may require the Company to redeem the Bonds. The Bonds are secured by letters of credit provided by banks in connection with the Agreement which require the banks to purchase any Bonds presented by the bondholders and provide financing for a period of at least one year, subject to ongoing compliance with the various covenants mentioned above.

3. Long-Term Debt (continued)

During the year, the Company received notice from their bank that letters of credit supporting Industrial Revenue Bonds in the amount of $25 million and $35 million, expiring on August 31, 2004 and October 30, 2004, respectively, would not be renewed. As a result, a mandatory tender for purchase would have been required on the fifth day following the expiration of each credit facility in accordance with the indenture. However, as discussed in Note 8, the Company entered into an amended and restated credit agreement subsequent to December 28, 2003, under which the supporting letters of credit will be replaced.

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

4. Employee Benefit Plans (continued)

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

The following table sets forth the funded status and amount recognized for the Company’s defined benefit pension, supplemental retirement, and OPEB plans in the consolidated balance sheet at year end (in thousands):

	Pension Benefits		OPEB Benefits
	2003	2002	2003	2002
Change in benefit obligation
Projected benefit obligation at beginning of year	$57,841	$47,495	$11,578	$8,516
Service cost	3,681	3,081	1,224	1,117
Interest cost	4,155	3,770	814	731
Plan participant contributions	—	—	29	18
Plan amendments	445	1,143	—	—
Actuarial loss	4,446	3,487	749	1,766
Benefits paid	(1,354)	(1,135)	(596)	(570)

Projected benefit obligation at end of year	$69,214	$57,841	$13,798	$11,578

Change in plan assets
Fair value of plan assets at beginning of year	$32,649	$37,017	$—	$—
Actual return (loss) on plan assets	3,855	(3,933)	—	—
Employer contributions	1,560	700	567	552
Plan participants’ contributions	—	—	29	18
Benefits paid	(1,354)	(1,135)	(596)	(570)

Fair value of plan assets at end of year	$36,710	$32,649	$—	$—

Funded status	$(32,503)	$(25,192)	$(13,798)	$(11,578)
Unrecognized actuarial loss	14,148	11,579	2,383	1,711
Unrecognized prior service cost (benefit)	1,650	1,382	(1,479)	(1,630)
Unrecognized net transition asset	(457)	(550)	—	—

Net amount recognized	$(17,162)	$(12,781)	$(12,894)	$(11,497)

4. Employee Benefit Plans (continued)

	Pension Benefits		OPEB Benefits
	2003	2002	2003	2002
Amounts recognized in the consolidated balance sheets
Accrued liability	$(19,467)	$(16,006)	$(12,894)	$(11,497)
Intangible asset	1,422	1,136	—	—
Accumulated other comprehensive loss	883	2,089	—	—

Net amount recognized	$(17,162)	$(12,781)	$(12,894)	$(11,497)

Pension plan assets consist of a combination of short-term investments with financial institutions, equity investments, and U.S. government treasury bonds.

The following table sets forth the actuarial assumptions used in determining the actuarial present value of the projected benefit obligations:

	Pension Benefits			OPEB Benefits
	2003	2002	2001	2003	2002	2001
Discount rate	6.75%	7.00%	7.25%	6.75%	7.00%	7.25%
Long-term rate of return on assets	8.00%	8.00%	8.00%	—	—	—
Health care cost trend rate at year end	—	—	—	9.50%	6.00%	6.00%
Ultimate health care cost trend rate	—	—	—	5.00%	5.00%	5.00%
Rate of salary increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

4. Employee Benefit Plans (continued)

The Company’s pension and OPEB costs for each year are set forth in the following table (in thousands):

	Pension Benefits			OPEB Benefits
	2003	2002	2001	2003	2002	2001
Components of net periodic pension cost
Service cost	$3,681	$3,081	$2,425	$1,224	$1,117	$1,005
Interest cost	4,155	3,770	3,216	814	731	806
Expected return on assets	(2,568)	(2,955)	(3,149)	—	—	—
Amortization of:
Prior service cost/(benefit)	176	108	81	(151)	(151)	(21)
Actuarial gain/(loss)	590	207	(218)	77	—	28
Transition asset	(92)	(92)	(92)	—	—	—

Net periodic pension cost	$5,942	$4,119	$2,263	$1,964	$1,697	$1,818

For the OPEB plan, a one percentage point increase in the assumed health care cost trend rate would have increased the Accumulated Projected Benefit Obligation (APBO) by $1,479,000 at December 28, 2003 and increased the aggregate service and interest cost components of postretirement benefit expense for 2003 by $245,000. A one percentage point decrease in the assumed health care cost trend rate would have decreased the APBO by $1,267,000 at December 28, 2003 and decreased the aggregate service and interest cost components of postretirement benefit expense for 2003 by $210,000.

4. Employee Benefit Plans (continued)

The Company has a voluntary thrift plan for non-bargaining employees under which the Company will match 50% of employee contributions (which are limited for employer matching purposes to a maximum of 6% of annual salary). The Company’s thrift plan expense totaled $1,113,000, $1,334,000 and $1,174,000 in 2003, 2002 and 2001, respectively. The Company also has a voluntary savings plan for bargaining employees under which the Company will match 50% of employee contributions up to a maximum of $800 in a year.

5. Commitments and Contingencies

The Company leases office and warehouse space and equipment. Total rent expense was approximately $6,937,000, $6,576,000 and $5,792,000 in 2003, 2002 and 2001, respectively.

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

Future minimum lease payments under noncancellable operating leases with initial terms of one year or more consisted of the following at December 28, 2003:

2004	$7,687,000
2005	6,860,000
2006	5,623,000
2007	5,038,000
2008	8,997,000
Thereafter	11,407,000

Total minimum lease payments	$45,612,000

5. Commitments and Contingencies (continued)

In December 2000, the Company was notified of a claim against it by Smurfit Newsprint Corporation. The claim alleges that the Company is responsible for certain severance costs due union employees at its Newberg, Oregon mill as a result of Smurfit’s termination of its contract with the union in connection with the Company’s November 10, 1999 acquisition. No specific assertion of an amount has been claimed by Smurfit; however, the Company believes it could exceed $3 million. The Company believes it has no obligation for such costs and is vigorously defending itself. The Company is currently unable to determine the ultimate outcome of this matter. Accordingly, no amounts were accrued with respect to this matter at December 28, 2003.

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

6. Financial Instruments (continued)

As of December 28, 2003, the Company had entered into contracts to procure on a forward basis through December 2004 natural gas at a weighted average price of $4.89 per thousand BTU’s. The total purchase commitment under these contracts was $12,387,000. The Company intends to take physical delivery of the natural gas and to use it in its production process. The purpose of entering into these contracts is to fix the price of purchasing natural gas for a portion of the Company’s production needs. The estimated fair value of the Company’s position under the contracts as of December 28, 2003 was not material to the consolidated financial statements.

During 2000, the Company entered into interest rate swap agreements to reduce the impact of changes in interest rates on a portion of its floating rate debt. The interest agreements are contracts to exchange variable rate for fixed rate interest payments periodically over the life of the agreements based upon the underlying notional amounts of the contracts. The net cash paid or received on these agreements was accrued and recognized as an adjustment to interest expense. The swaps expired on March 31, 2002.

During 2000, the Company entered into a newsprint swap agreement to fix the market price of a portion of its newsprint sales at $580 per metric ton. At December 31, 2001 this agreement had a notional amount of 5,000 metric tons of newsprint per month through its expiration date on March 31, 2003. The net cash to be paid or received under the agreement is accrued and recognized as an adjustment to net sales. The swap was terminated on January 2, 2002 for $6,604,000. The resulting gain was deferred and has been amortized as an adjustment to net sales over the remaining term of the agreement.

The net unrealized gain on derivative instruments recorded in other comprehensive income amounted to $0 and $1,320,000 at December 28, 2003 and December 29, 2002, respectively, related to the terminated newsprint swap.

7. Other Transactions with Partners

SPRC procures ONP from a variety of sources. Approximately $5.5 million of ONP was purchased from its partners in 2003. This volume accounted for approximately 8.3% of the 2003 ONP requirements. In 2002 and 2001, SPRC purchased $4.7 million and $3.6 million of ONP from its partners, respectively. These purchases accounted for 7.6% and 9.4% of the requirements for the years ended December 29, 2002 and December 30, 2001, respectively.

The Company has a license agreement (amended and restated in November 1987 and expiring in 2002) with Media General, Inc. to utilize a de-inking process. The Company must pay a license fee, computed quarterly, equal to 2% of operating profits, as defined, multiplied by the ratio of the tonnage of old newspapers used to manufacture the product to the total tonnage of old newspapers and other fibrous material or substitute used during that quarter. Such fees amounted to $0, $37,000 and $1,197,000 in 2003, 2002 and 2001, respectively.

8. Subsequent Event

The Company amended and restated their credit agreement on January 9, 2004. The facility is comprised of a $80 million term loan, a $145 million term loan, and a $75 million revolving credit facility subject to certain restrictions. The proceeds from the facility are to be used to refinance existing debt, pay any related fees associated with the refinancing and provide working capital and letters of credit for the general operations of the Company. Interest accrues at a risk-adjusted LIBOR rate. In conjunction with the refinancing, the partners restated their support agreement. The restated partner support agreement is in the amount of $14 million and is for the same term as the amended and restated credit facility provided the Company complies with certain termination provisions. In no event will the support agreement be terminated prior to December 31, 2004.

SP Newsprint Co.

Schedule II - Valuation and Qualifying Accounts and Reserves

Fiscal Years Ended December 28, 2003, December 29, 2002, and December 30, 2001

(In thousands)

	Balance at Beginning of period	Additions charged to expense-net	Deductions Net	Transfers	Balance at end of period
2003
Allowance for doubtful accounts	$90	$—	$—	$—	$90
2002
Allowance for doubtful accounts	$489	$—	$(399)	$—	$90
2001
Allowance for doubtful accounts	$591	$434	$(536)	$—	$489

Index to Exhibits

Exhibit Number	Description
3 (i)	The Amended and Restated Articles of Incorporation of Media General, Inc., incorporated by reference to Exhibit 3.1 of Form 10-K for the fiscal year ended December 31, 1989.

3 (ii)	Bylaws of Media General, Inc., amended and restated as of November 7, 2001 incorporated by reference to Exhibit 3 (ii) of Form 10-Q for the period ended September 30, 2001.

10.1	Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 2.2 of Registration Statement 2-56905.

10.2	Additional Form of Option to be granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 2 to Post-Effective Amendment No. 3 Registration Statement 2-56905.

10.3	Addendum dated January 1984, to Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.13 of Form 10-K for the fiscal year ended December 31, 1983.

10.4	Addendum dated June 19, 1992, to Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.15 of Form 10-K for the fiscal year ended December 27, 1992.

10.5	Addendum dated June 19, 1992, to Form of Option granted under the 1987 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.20 of Form 10-K for the fiscal year ended December 27, 1992.

10.6	Shareholders Agreement, dated May 28, 1987, between Mary Tennant Bryan, Florence Bryan Wisner, J. Stewart Bryan III, and as trustees under D. Tennant Bryan Media Trust, and Media General, Inc., D. Tennant Bryan and J. Stewart Bryan III, incorporated by reference to Exhibit 10.50 of Form 10-K for the fiscal year ended December 31, 1987.

10.7	Media General, Inc., Supplemental 401(K) Plan, amended and restated as of January 1, 2001, incorporated by reference to Exhibit 10.10 of Form 10-K for the fiscal year ended December 31, 2000.

10.8	Media General, Inc., Executive Supplemental Retirement Plan, amended, and restated as of November 24, 2003.

10.9	Deferred Income Plan for Selected Key Executives of Media General, Inc., and form of Deferred Compensation Agreement thereunder dated as of December 1, 1984, incorporated by reference to Exhibit 10.29 of Form 10-K for the fiscal year ended December 31, 1989.

10.10	Media General, Inc., Management Performance Award Program, adopted November 16, 1990, and effective January 1, 1991, incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended December 29, 1991.

10.11	Media General, Inc., Deferred Compensation Plan, amended and restated as of January 1, 1999, incorporated by reference to Exhibit 4.3 of Registration Statement 333-69527.

10.12	Media General, Inc., ERISA Excess Benefits Plan, amended and restated as of November 17, 1994, incorporated by reference to Exhibit 10.33 of Form 10-K for the fiscal year ended December 25, 1994.

10.13	Media General, Inc., 1995 Long-Term Incentive Plan, amended and restated as of May 18, 2001, incorporated by reference to Appendix B of the Proxy Statement dated April 2, 2001.

10.14	Media General, Inc., 1996 Employee Non-Qualified Stock Option Plan, adopted as of January 30, 1996, incorporated by reference to Exhibit 10.20 of Form 10-K for the fiscal year ended December 29, 1996.

10.15	Media General, Inc., 1997 Employee Restricted Stock Plan, adopted as of May 16, 1997, incorporated by reference to Exhibit 10.21 of Form 10-K for the fiscal year ended December 29, 1996.

10.16	Media General, Inc., Directors’ Deferred Compensation Plan, adopted as of May 16, 1997, incorporated by reference to Exhibit 10.22 of Form 10-K for the fiscal year ended December 29, 1996.

10.17	Form of an executive life insurance agreement between the Company and certain executive officers, incorporated by reference to exhibit 10.17 of Form 10-K for the fiscal year ended December 29, 2002.

10.18	Amended and Restated Partnership Agreement, dated November 1, 1987, by and among Virginia Paper Manufacturing Corp., KR Newsprint Company, Inc., and CEI Newsprint, Inc., incorporated by reference to Exhibit 10.31 of Form 10-K for the fiscal year ended December 31, 1987.

10.19	Amended and Restated Umbrella Agreement, dated November 1, 1987, by and among Media General, Inc., Knight - Ridder, Inc., and Cox Enterprises, Inc., incorporated by reference to Exhibit 10.34 of Form 10-K for the fiscal year ended December 31, 1987.

10.20	Amended Newsprint Purchase Contract, dated November 1, 1987, by and among Southeast Paper Manufacturing Co., Media General, Inc., Knight-Ridder, Inc., and Cox Enterprises, Inc., incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended December 31, 1987.

10.21	Television affiliation letter agreement, dated April 16, 2001, between Media General Broadcast Group and the NBC Television Network incorporated by reference to Exhibit 10.24 of Form 10-K for the fiscal year ended December 30, 2001.

10.22	Credit Agreement, dated June 29, 2001, among Media General, Inc., and various lenders, incorporated by reference to Exhibit 10.1 of Form 10-Q for the period ended July 1, 2001.

10.23	Third Amended and Restated Shareholders’ Agreement dated June 30, 1999, by and among Media General, Inc., Media News Group, Inc., and Denver Newspapers, Inc., incorporated by reference to Exhibit 10.24 of Form 10-K for the fiscal year ended December 28, 2003.

13	Media General, Inc., Annual Report to Stockholders for the fiscal year ended December 28, 2003.

21	List of subsidiaries of the registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

23.2	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

Note: Exhibits 10.1 - 10.17 are management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA GENERAL, INC.

Date: March 10, 2004
/s/ J. Stewart Bryan III
J. Stewart Bryan III, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marshall N. Morton Marshall N. Morton	Vice Chairman, Chief Financial Officer and Director	March 10, 2004

/s/ O. Reid Ashe, Jr. O. Reid Ashe, Jr.	President, Chief Operating Officer and Director	March 10, 2004

/s/ Stephen Y. Dickinson Stephen Y. Dickinson	Controller	March 10, 2004

/s/ Charles A. Davis Charles A. Davis	Director	March 10, 2004

/s/ C. Boyden Gray C. Boyden Gray	Director	March 10, 2004

/s/ Thompson L. Rankin Thompson L. Rankin	Director	March 10, 2004

/s/ Wyndham Robertson Wyndham Robertson	Director	March 10, 2004

/s/ Henry L. Valentine, II Henry L. Valentine, II	Director	March 10, 2004

/s/ Walter E. Williams Walter E. Williams	Director	March 10, 2004