Form 10-Q
period 2004-03-28
MEDIA GENERAL INC
filed 2004-05-06
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 2, 2004.

Class A Common shares:	23,153,280
Class B Common shares:	555,992

MEDIA GENERAL, INC.

FORM 10-Q REPORT

March 28, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s except shares)

	(Unaudited) March 28, 2004	December 28, 2003
ASSETS

Current assets:
Cash and cash equivalents	$8,083	$10,575
Accounts receivable - net	101,160	113,226
Inventories	7,326	6,171
Other	34,492	32,649

Total current assets	151,061	162,621

Investments in unconsolidated affiliates	89,828	89,994

Other assets	62,140	60,277

Property, plant and equipment - net	428,936	434,088

Excess of cost over fair value of net identifiable assets of acquired businesses - net	832,004	832,004

FCC licenses and other intangibles - net	803,662	807,771

	$2,367,631	$2,386,755

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s except shares)

	(Unaudited) March 28, 2004	December 28, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,927	$22,210
Accrued expenses and other liabilities	75,019	83,424
Income taxes payable	—	8,769

Total current liabilities	93,946	114,403

Long-term debt	547,455	531,969

Borrowings of consolidated variable interest entities	95,320	95,320

Deferred income taxes	373,485	362,769

Other liabilities and deferred credits	141,728	174,833

Stockholders’ equity:
Preferred stock ($5 cumulative convertible), par value $5 per share, authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 23,058,338 and 22,989,506 shares	115,292	114,947
Class B, authorized 600,000 shares; issued 555,992 shares	2,780	2,780
Additional paid-in capital	37,933	34,595
Accumulated other comprehensive loss	(51,332)	(50,984)
Unearned compensation	(11,105)	(11,670)
Retained earnings	1,022,129	1,017,793

Total stockholders’ equity	1,115,697	1,107,461

	$2,367,631	$2,386,755

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(000’s except for per share data)

	Three Months Ended
	March 28, 2004	March 30, 2003
Revenues	$208,156	$196,088

Operating costs:
Production	93,096	90,065
Selling, general and administrative	75,267	73,416
Depreciation and amortization	17,268	17,073

Total operating costs	185,631	180,554

Operating income	22,525	15,534

Other income (expense):
Interest expense	(7,971)	(9,868)
Investment loss - unconsolidated affiliates	(169)	(2,216)
Other, net	59	6,980

Total other expense	(8,081)	(5,104)

Income from continuing operations before income taxes	14,444	10,430

Income taxes	5,344	3,808

Income from continuing operations	9,100	6,622

Income from discontinued operations (net of tax)	—	389

Net income	$9,100	$7,011

Earnings per common share:
Income from continuing operations	$0.39	$0.28
Discontinued operations	—	0.02

Net income	$0.39	$0.30

Earnings per common share – assuming dilution:
Income from continuing operations	$0.38	$0.28
Discontinued operations	—	0.02

Net income	$0.38	$0.30

Dividends paid per common share	$0.20	$0.19

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(000’s)

	Three Months Ended
	March 28, 2004	March 30, 2003
Operating activities:

Net income	$9,100	$7,011

Adjustments to reconcile net income:
Depreciation and amortization	17,268	17,094
Deferred income taxes	14,311	2,007
Investment loss - unconsolidated affiliates	169	2,216
Gain on sale of investment	—	(5,746)
Change in assets and liabilities:
Retirement plan contribution	(35,000)	—
Accounts receivable and inventories	10,911	14,852
Accounts payable, accrued expenses, and other liabilities	(7,403)	(8,327)
Taxes payable/receivable	(12,708)	(3,714)
Reduction in advance from unconsolidated newsprint affiliate	—	(6,000)
Other	(4,980)	1,912

Net cash (used) provided by operating activities	(8,332)	21,305

Investing activities:
Capital expenditures	(6,942)	(7,183)
Proceeds from sale of investment	—	16,840
Other, net	(1,608)	64

Net cash (used) provided by investing activities	(8,550)	9,721

Financing activities:
Increase in debt	112,000	76,000
Payment of debt	(96,514)	(104,997)
Dividends paid	(4,720)	(4,441)
Other, net	3,624	379

Net cash provided (used) by financing activities	14,390	(33,059)

Net decrease in cash and cash equivalents	(2,492)	(2,033)
Cash and cash equivalents at beginning of period	10,575	11,279

Cash and cash equivalents at end of period	$8,083	$9,246

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$7,194	$9,217
Income taxes	$1,479	$3,551

See accompanying notes.

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

2. Inventories are principally raw materials (primarily newsprint).

3. In March 2003, the Company sold its shares of Hoover’s (a provider of business information) for $16.8 million and reported a gain of $5.7 million ($3.7 million net of income taxes) which is included in the line item Other, net. Proceeds from the sale were used to repay debt.

4. The following table provides the components of net periodic benefit cost for the Company’s benefit plans for the first quarter of 2004 and 2003:

	Pension Benefits		Other Benefits
(In thousands)	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Service cost	$2,987	$2,768	$117	$97
Interest cost	5,098	4,901	617	635
Expected return on plan assets	(6,256)	(5,489)	—	—
Amortization of prior-service cost	965	111	163	—
Amortization of net loss	—	—	—	99

Net periodic benefit cost	$2,794	$2,291	$897	$831

5. The following table sets forth the Company’s current and prior-year financial performance by segment:

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total
Three Months Ended March 28, 2004
Consolidated revenues	$135,648	$70,257	$3,009	$(758)	$208,156

Segment operating cash flow	$31,946	$19,896	$(1,284)		$50,558
Allocated amounts:
Equity in net income of unconsolidated affiliate	100				100
Depreciation and amortization	(5,995)	(5,417)	(390)		(11,802)

Segment profit (loss)	$26,051	$14,479	$(1,674)		38,856

Unallocated amounts:
Interest expense					(7,971)
Investment loss – SP Newsprint					(269)
Acquisition intangibles amortization					(4,109)
Corporate expense					(10,074)
Other					(1,989)

Consolidated income before income taxes					$14,444

Three Months Ended March 30, 2003
Consolidated revenues	$130,367	$64,132	$2,137	$(548)	$196,088

Segment operating cash flow	$30,421	$14,836	$(1,314)		$43,943
Allocated amounts:
Equity in net loss of unconsolidated affiliate	(103)				(103)
Gain on sale of Hoover’s			5,746		5,746
Depreciation and amortization	(6,741)	(5,714)	(437)		(12,892)

Segment profit (loss)	$23,577	$9,122	$3,995		36,694

Unallocated amounts:
Interest expense					(9,868)
Investment loss – SP Newsprint					(2,113)
Acquisition intangibles amortization					(3,041)
Corporate expense					(9,550)
Other					(1,692)

Consolidated income from continuing operations before income taxes					$10,430

6. The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Quarter Ended March 28, 2004			Quarter Ended March 30, 2003
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income from continuing operations available to common stockholders	$9,100	23,253	$0.39	$6,622	23,039	$0.28

Effect of dilutive securities
Stock options		207			114
Restricted stock and other	(9)	200		(17)	141

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$9,091	23,660	$0.38	$6,605	23,294	$0.28

7. The Company’s comprehensive income consisted of the following:

	Quarter Ended
(In thousands)	March 28, 2004	March 30, 2003
Net income	$9,100	$7,011
Unrealized gain on derivative contracts (net of deferred taxes)	983	1,958
Change in minimum pension liability	4	(394)
Unrealized holding loss on equity securities (net of deferred taxes)	(1,335)	—
Less: reclassification adjustment for gains included in net income (net of deferred taxes)	—	(3,607)

Comprehensive income	$8,752	$4,968

8. The Company accounts for its stock-based compensation utilizing the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the first quarters of 2004 and 2003, respectively: risk-free interest rates of 3.8% and 3.7%; dividend yields of 1.4% and 1.4%; volatility factors of .37 and .40; and an expected life of 8 years.

	Quarter Ended
(In thousands, except per share amounts)	March 28, 2004	March 30, 2003
Net income, as reported	$9,100	$7,011
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,110)	(1,048)

Pro forma net income	$7,990	$5,963

Earning (loss) per share:
Basic – as reported	$0.39	$0.30

Basic – pro forma	$0.34	$0.26

Diluted – as reported	$0.38	$0.30

Diluted – pro forma	$0.34	$0.26

In March 2004, the FASB issued a proposed statement, Share-Based Payment, that would require that such transactions be accounted for using a fair-value-based method to recognize compensation expense.

9. As part of the September 2000 sale of Garden State Paper Company, the Company entered into a financial newsprint swap agreement with Enron North America Corporation (Enron). In late November 2001, the Company terminated the newsprint swap agreement for reasons including misrepresentations made by Enron at the time the contract was signed. Enron filed for bankruptcy shortly thereafter. The Company believes that no further payments are due by either party under this agreement. Enron disputes the Company’s position and, in late 2003, filed a claim for $26.7 million plus interest and certain declaratory relief. The Company believes that its position is correct and has filed various motions to dismiss the claim or to remove it from the bankruptcy court. There is a mandatory mediation session scheduled for late in the second quarter. The Company does not believe that resolution of this matter will be material to its results of operations, financial position or cash flow.

10. In October 2003, the Company sold Media General Financial Services, Inc. (MGFS), a component of its Interactive Media Division, to CenterPoint Data, Inc. The Company recorded an after-tax gain of $6.8 million (net of income taxes of $3.9 million). The results of MGFS, which have been presented as income from discontinued operations in the accompanying consolidated statements of operations, were as follows for the first quarter of 2003: revenues of $1.4 million, costs and expenses of $.7 million, and income from discontinued operations of $.4 million (net of $.2 million in income taxes).

11. The Company has a one-third partnership interest in SP Newsprint Company (SPNC) which it accounts for under the equity method. The Company has agreed to contribute additional equity (up to $4.7 million) if SPNC’s liquidity, as defined, were to fall below a minimum threshold. This agreement terminates on December 31, 2005.

12. In December of 2003 Congress passed the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” that reformed Medicare in such a way that the Company expects to receive subsidies for certain prescription drug benefits that are incurred on behalf of plan participants. In March 2004, the FASB released Staff Position 106-b which provides proposed guidance on the appropriate treatment of this favorable development. While the FASB is expected to release the final standard prior to the end of the second quarter, the Company is currently unable to determine the magnitude of the benefit. Accordingly, the amounts recorded and disclosed in these financial statements do not reflect any benefits related to the act. When the final guidance is issued, it may require the Company to record a favorable adjustment to previously reported financial information.

13. In August 2001, the Company filed a universal shelf registration for combined public debt or equity securities totaling up to $1.2 billion. The Company’s subsidiaries are 100% owned except for certain VIEs; all subsidiaries except those in the non-guarantor column (which includes the VIEs and the Company’s discontinued operations) currently guarantee the debt securities issued from the shelf. These guarantees are full and unconditional and on a joint and several basis. The following financial information presents condensed consolidating balance sheets, statements of operations, and statements of cash flows for the parent company, the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries, together with certain eliminations.

Media General, Inc.

Condensed Consolidating Balance Sheets

As of March 28, 2004

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$5,387	$2,696	$—	$—	$8,083
Accounts receivable, net	—	101,160	—	—	101,160
Inventories	3	7,323	—	—	7,326
Other	38,114	54,292	251	(58,165)	34,492

Total current assets	43,504	165,471	251	(58,165)	151,061

Investments in unconsolidated affiliates	10,521	79,307	—	—	89,828
Investments in and advances to subsidiaries	1,686,183	924,606	5,721	(2,616,510)	—
Other assets	36,975	23,935	1,230	—	62,140
Property, plant and equipment, net	20,715	328,610	82,011	(2,400)	428,936
Excess of cost over fair value of net identifiable assets of acquired businesses, net	—	832,004	—	—	832,004
FCC licenses and other intangibles, net	—	803,662	—	—	803,662

Total assets	$1,797,898	$3,157,595	$89,213	$(2,677,075)	$2,367,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,658	$12,275	$—	$(6)	$18,927
Accrued expenses and other liabilities	54,775	78,158	251	(58,165)	75,019

Total current liabilities	61,433	90,433	251	(58,171)	93,946

Long-term debt	547,455	—	95,320	—	642,775
Deferred income taxes	(58,926)	432,411	—	—	373,485
Other liabilities and deferred credits	134,097	5,844	—	1,787	141,728
Stockholders’ equity
Common stock	118,072	4,872	—	(4,872)	118,072
Additional paid-in capital	37,933	2,027,288	4,187	(2,031,475)	37,933
Accumulated other comprehensive income (loss)	(53,317)	1,985	—	—	(51,332)
Unearned compensation	(11,105)	—	—	—	(11,105)
Retained earnings	1,022,256	594,762	(10,545)	(584,344)	1,022,129

Total stockholders’ equity	1,113,839	2,628,907	(6,358)	(2,620,691)	1,115,697

Total liabilities and stockholders’ equity	$1,797,898	$3,157,595	$89,213	$(2,677,075)	$2,367,631

Media General, Inc.

Condensed Consolidating Balance Sheets

As of December 28, 2003

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$7,343	$3,232	$—	$—	$10,575
Accounts receivable, net	—	113,226	—	—	113,226
Inventories	2	6,169	—	—	6,171
Other	41,742	53,260	261	(62,614)	32,649

Total current assets	49,087	175,887	261	(62,614)	162,621

Investments in unconsolidated affiliates	10,418	79,576	—	—	89,994
Investments in and advances to subsidiaries	1,691,764	906,696	5,721	(2,604,180)	—
Other assets	33,492	25,450	1,335	—	60,277
Property, plant and equipment, net	21,027	332,734	82,727	(2,400)	434,088
Excess of cost over fair value of net identifiable assets of acquired businesses, net	—	832,004	—	—	832,004
FCC licenses and other intangibles, net	—	807,771	—	—	807,771

Total assets	$1,805,788	$3,160,118	$90,044	$(2,669,194)	$2,386,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,352	$12,864	$—	$(6)	$22,210
Accrued expenses and other liabilities	60,497	85,281	261	(62,615)	83,424
Taxes on income	—	8,769	—	—	8,769

Total current liabilities	69,849	106,914	261	(62,621)	114,403

Long-term debt	531,969	—	95,320	—	627,289
Deferred income taxes	(66,494)	429,263	—	—	362,769
Other liabilities and deferred credits	166,238	6,808	—	1,787	174,833
Stockholders’ equity
Common stock	117,727	4,872	—	(4,872)	117,727
Additional paid-in capital	34,595	2,027,288	4,187	(2,031,475)	34,595
Accumulated other comprehensive income (loss)	(54,304)	3,320	—	—	(50,984)
Unearned compensation	(11,670)	—	—	—	(11,670)
Retained earnings	1,017,878	581,653	(9,724)	(572,013)	1,017,793

Total stockholders’ equity	1,104,226	2,617,133	(5,537)	(2,608,360)	1,107,461

Total liabilities and stockholders’ equity	$1,805,788	$3,160,118	$90,044	$(2,669,194)	$2,386,755

Media General, Inc.

Condensed Consolidating Statements of Operations

Three months Ended March 28, 2004

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$42,163	$237,664	$—	$(71,671)	$208,156
Operating costs:
Production	—	93,096	—	—	93,096
Selling, general and administrative	40,670	106,729	—	(72,132)	75,267
Depreciation and amortization	640	15,911	717	—	17,268

Total operating costs	41,310	215,736	717	(72,132)	185,631

Operating income (loss)	853	21,928	(717)	461	22,525

Operating income (expense):
Interest expense	(7,447)	(1)	(523)	—	(7,971)
Investment income (loss) – unconsolidated affiliates	100	(269)	—	—	(169)
Investment income – consolidated affiliates	12,330	—	—	(12,330)	—
Other, net	258	(199)	461	(461)	59

Total other income (expense)	5,241	(469)	(62)	(12,791)	(8,081)

Income (loss) before income taxes	6,094	21,459	(779)	(12,330)	14,444
Income tax expense (benefit)	(3,006)	8,350	—	—	5,344

Net income (loss)	9,100	13,109	(779)	(12,330)	9,100

Other comprehensive income (loss) (net of tax)	987	(1,335)	—	—	(348)

Comprehensive income (loss)	$10,087	$11,774	$(779)	$(12,330)	$8,752

Media General, Inc.

Condensed Consolidating Statements of Operations

Three months Ended March 30, 2003

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$38,709	$225,385	$—	$(68,006)	$196,088

Operating costs:
Production	—	90,065	—	—	90,065
Selling, general and administrative	40,150	101,272	—	(68,006)	73,416
Depreciation and amortization	1,139	15,934	—	—	17,073

Total operating costs	41,289	207,271	—	(68,006)	180,554

Operating income (loss)	(2,580)	18,114	—	—	15,534

Operating income (expense):
Interest expense	(9,867)	(1)	—	—	(9,868)
Investment loss – unconsolidated affiliates	(103)	(2,113)	—	—	(2,216)
Investment income (loss) – consolidated affiliates	14,322	—	—	(14,322)	—
Other, net	1,302	5,678	—	—	6,980

Total other income (expense)	5,654	3,564	—	(14,322)	(5,104)

Income from continuing operations before income taxes	3,074	21,678	—	(14,322)	10,430
Income tax expense (benefit)	(3,937)	7,745	—	—	3,808

Income from continuing operations	7,011	13,933	—	(14,322)	6,622
Income from discontinued operations	—	—	389	—	389

Net income	7,011	13,933	389	(14,322)	7,011

Other comprehensive income (loss) (net of tax)	2,224	(4,267)	—	—	(2,043)

Comprehensive income	$9,235	$9,666	$389	$(14,322)	$4,968

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 28, 2004

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Media General Consolidated
Cash flows from operating activities:
Net cash (used) provided by operating activities	$(16,147)	$7,772	$43	$(8,332)

Cash flows from investing activities:
Capital expenditures	(257)	(6,685)	—	(6,942)
Other, net	15	(1,623)	—	(1,608)

Net cash used by investing activities	(242)	(8,308)	—	(8,550)

Cash flows from financing activities:
Increase in debt	112,000	—	—	112,000
Repayment of debt	(96,514)	—	—	(96,514)
Cash dividends paid	(4,720)	—	—	(4,720)
Other, net	3,667	—	(43)	3,624

Net cash provided (used) by financing activities	14,433	—	(43)	14,390

Net decrease in cash and cash equivalents	(1,956)	(536)	—	(2,492)
Cash and cash equivalents at beginning of year	7,343	3,232	—	10,575

Cash and cash equivalents at end of period	$5,387	$2,696	$—	$8,083

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 30, 2003

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Media General Consolidated
Cash flows from operating activities:
Net cash provided (used) by operating activities	$32,179	$(10,885)	$11	$21,305

Cash flows from investing activities:
Capital expenditures	(360)	(6,812)	(11)	(7,183)
Other, net	17	16,887	—	16,904

Net cash provided (used) by investing activities	(343)	10,075	(11)	9,721

Cash flows from financing activities:
Increase in debt	76,000	—	—	76,000
Repayment of debt	(104,997)	—	—	(104,997)
Cash dividends paid	(4,441)	—	—	(4,441)
Other, net	379	—	—	379

Net cash used by financing activities	(33,059)	—	—	(33,059)

Net decrease in cash and cash equivalents	(1,223)	(810)	—	(2,033)
Cash and cash equivalents at beginning of year	6,932	4,347	—	11,279

Cash and cash equivalents at end of period	$5,709	$3,537	$—	$9,246

Item 1. Legal Proceedings

For a complete discussion of the Company’s dispute with Enron North America Corporation, see Note 9 of this Form 10-Q and Item 3 of Form 10-K for the fiscal year ended December 28, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Media General is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, television stations, interactive media and diversified information services.

The Company’s fiscal year ends on the last Sunday in December.

RESULTS OF OPERATIONS

First-quarter 2004 net income of $9.1 million ($0.38 per diluted share) rose nearly 30% from $7 million in the equivalent quarter of 2003. The true strength of the Company’s comparative operating results was somewhat masked by last year’s $5.7 million ($3.7 million after-tax, or $0.16/share) gain on the sale of its Hoover’s investment; excluding that gain, current-quarter net income represented nearly three times the amount earned in last year’s first quarter and translated into a $5.8 million increase.

Excluding the Hoover’s gain, the majority of the increase was attributable to a 59% and a 10% increase in operating results at the Broadcast and Publishing Divisions, respectively. Broadcast revenues were strong across all categories, as Political advertising was more than six times the level of last year’s first quarter. Despite higher newsprint costs, the Publishing Division’s performance thrived on the strength of solid advertising revenues, particularly Classified ad revenues which were up 7.6% in the quarter. Also contributing to the Company’s improved results was a substantially lower average interest rate which precipitated a 19% reduction in quarter-over-quarter interest expense. Additionally, higher newsprint selling prices resulted in a $1.8 million reduction in losses from the Company’s share of its investment in SP Newsprint Company (SPNC).

The Company’s results are influenced by fluctuations in newsprint prices. While higher newsprint prices are beneficial to SPNC, as they tend to translate into better results, they are detrimental to the Publishing Division because they increase production costs. The Company’s share of SPNC’s annual production is approximately 350,000 short tons, which is more than twice the approximate annual newsprint consumption of its newspapers. Consequently, each $1/ton change in newsprint selling price affects the Company’s net income by approximately $124 thousand. By virtue of its investment in SPNC, the Company is a net producer of newsprint and therefore, a net beneficiary of higher newsprint prices. The following graph illustrates the gradual ascent of newsprint prices from December 2002, with prices leveling out in the first quarter of this year.

PUBLISHING

Operating income for the Publishing Division rose $2.5 million in the first quarter of 2004 from the comparable 2003 period as the result of a $5.3 million (4.1%) increase in revenues in that same period. Improved revenues reflect advertiser’s restored confidence in the economic environment. As illustrated by the following chart, all advertising categories were up with the exception of Retail. Classified revenues contributed more than half of the overall revenue gain on the strength of robust employment advertising in several markets. Preprints benefited from volume gains as certain advertisers have migrated from Retail because they view preprint ads as another effective means of reaching their target customers. Despite this industry-wide emphasis on preprints, Retail advertising only fell 1.2% from the equivalent prior-year quarter.

Publishing Segment operating expenses increased $3.0 million in the first quarter of this year over the equivalent prior-year period due to a combination of factors. Nearly half of this increase was attributable to higher newsprint expense as prices continued the gradual ascent which began late in

2002. A $44 per short ton rise in average price generated the entire increase as newsprint consumption decreased by 1.5%. Employee compensation and benefit costs were up approximately 2% due to annual salary increases, as well as to higher health care and pension expenses. Additionally, circulation-related expenses rose in the quarter.

Investment income earned from the Company’s share of The Denver Post Corporation (Denver) affiliate improved $.2 million, from a loss of $.1 million in the first quarter of last year to income of $.1 million in the current year. A 3% increase in revenues (driven by strong Preprint and National advertising) produced the favorable year-over-year comparative results.

BROADCAST

Television operating income jumped $5.4 million (59%) in the first quarter of this year compared to the first three months of 2003 due predominantly to a $6.1 million (9.6%) rise in revenues in that same period. The following chart illustrates solid growth across all advertising categories which was bolstered by Super Bowl advertising at the Company’s 16 CBS affiliates. Local and National advertising revenues were up due to robust growth from automotive advertising. Political advertising was more than six times the level of last year’s first quarter due to congressional and presidential campaign spending.

The Broadcast Division’s revenue growth rate exceeded that of the industry for the first two months of the year. According to the Television Bureau of Advertising (a not-for-profit trade association of America’s broadcast television industry), time sales across the broadcast industry have increased 7.3% through February 2004 from the equivalent prior-year period; this compares to the Company’s 13.9% increase. National and Local advertising growth for the Company was 11.2% and 18.5%, respectively, well above the industry’s growth of 7.6% and 6.8%.

Broadcast operating expenses increased approximately $1 million in the first quarter of this year as compared to the first quarter of 2003 due primarily to increased employee benefit and compensation costs; these costs rose 3.4% due to higher expenses related to health care and pension, as well as to merit pay raises.

INTERACTIVE MEDIA

In the first quarter of 2003, the Company sold its share of Hoover’s, Inc., for $16.8 million to Dun & Bradstreet, producing a pre-tax gain of $5.7 million. Excluding this gain, Interactive Media results remained essentially flat at a loss of approximately $1.7 million in the first quarter of both 2004 and 2003. A $.9 million increase in revenues was nearly offset by a $.8 million rise in operating expenses, resulting primarily from a 19% jump in employee benefits and compensation expense as positions were filled to sustain the Division’s continued growth. The 41% increase in revenues was principally attributable to vigorous Classified advertising which rose 50% from the year-ago quarter as classified upsell arrangements continued to thrive across the Division. Under these upsell arrangements, customers pay an additional fee to have their classified advertisement placed online simultaneously with its publication in the newspaper.

The Interactive Media Division has continued to grow and expand its operations since the Division’s inception in January of 2001. This Division remains focused on developing new products, securing and retaining high-quality personnel, invigorating revenues through sales initiatives and enhancing content and design across all the Company’s online enterprises.

INTEREST EXPENSE

Interest expense decreased $1.9 million (19%) from the equivalent year-ago period due to a 125 basis point decline in the Company’s effective interest rate. This decrease in the effective interest rate was attributable to a year-over-year drop in LIBOR (which influences interest rates on the Company’s revolving credit facility), lower weighted average fixed interest rates on swapped debt in the current quarter, and a favorable effective interest rate on $95.3 million classified as debt as a result of the adoption of FIN 46, Consolidation of Variable Interest Entities. Despite this addition of VIE debt in the third quarter of 2003, average debt outstanding only increased $7 million in the first quarter of 2004 over the prior-year equivalent quarter.

The Company uses interest rate swaps (where it pays a fixed rate and receives a floating rate) as part of an overall strategy to manage interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR, not to trade such instruments for profit or loss. Toward the end of the first quarter of 2003, four of the Company’s swaps with notional amounts totaling $275 million matured; concurrently, four swaps with notional amounts totaling $200 million became effective. Toward the end of the first quarter of 2004, two of these swaps with notional amounts totaling $100 million matured, leaving two remaining swaps with notional amounts of $50 million each which mature in the first quarter of 2005. These interest rate swaps are cash flow hedges that effectively convert the covered portion of the Company’s variable rate debt to fixed rate debt with a weighted average interest rate approximating 4.4%.

LIQUIDITY

Net cash used by operating activities in the first quarter of 2004 was $8.3 million due to a $35 million contribution to the Company’s retirement plan. Absent this contribution, net cash generated by operating activities was $26.7 million, 25% above the prior-year amount. Cash generated by operating activities, coupled with an additional $15.5 million in borrowings, enabled the Company to make capital expenditures of $6.9 million, to pay dividends to stockholders of $4.7 million and to contribute $35 million to its retirement plan.

The Company’s retirement plan, like many plans, has moved from an overfunded position to an underfunded position. Despite the solid investment performance of the trust’s assets during 2003, declines from 2000 to 2002 in the trust’s assets and continuing declines in the discount rates used to value the plan’s liabilities have created an underfunded trust. Although not required to do so, the Company elected to make contributions in 2003 and early 2004 in an expectation of reducing the ultimate amount that it would need to contribute. The Company does not foresee making further elective contributions in the near term but continues to monitor changes in market values, rates of return, and discount rates, as well as continues to evaluate plan benefits and design.

The Company has in place a $1 billion revolving credit facility and a universal shelf registration which allows for combined public debt or equity totaling $1.2 billion (together the “Facilities”). At the end of the first quarter, there were borrowings of $330 million outstanding under the revolving credit facility and $199.9 million in senior notes outstanding under the universal shelf. The Facilities carry cross-default provisions between the revolving credit and the senior notes. The revolving credit has both interest coverage and leverage ratio covenants. These covenants, which involve debt levels, interest expense, and EBITDA (a measure of cash earnings as defined in the revolving credit agreement), can affect the Company’s maximum borrowing capacity under the Facilities. A significant drop in the Company’s EBITDA or a large increase in the Company’s debt level could make it challenging to meet the leverage ratio. However, the Company was in compliance with all covenants at quarter-end and expects to remain in compliance with them going forward. The Company believes that internally generated funds provided by operations together with the unused portion of the Facilities provide it with significant flexibility to manage working capital needs, pay dividends, finance capital expenditures, make pension contributions, and take advantage of new strategic opportunities.

OUTLOOK

The Company has already begun to benefit from the gradual economic recovery which began in late 2003. The Publishing and Broadcast Divisions both flourished in the first quarter as advertising revenues rebounded strongly from their depressed prior-year levels. The Broadcast Division expects to continue its success with the return of Political advertising and the Summer Olympics in this even-numbered year. The Publishing Division anticipates advertising revenues to continue to gain momentum. The slow ascent of newsprint prices, which began in late 2002, is expected to continue in 2004 and to adversely impact the Publishing Division. However, by virtue of its investment in SP Newsprint, the Company is a net beneficiary of newsprint price increases which should translate into a meaningful operating performance improvement for SPNC in 2004. The Company continues to monitor developments surrounding the Federal Communications Commission’s (FCC) new rules which would allow cross-ownership of broadcast stations and newspapers in all but the smallest markets; a court decision on the FCC’s new rules is expected this summer. The Company remains open to future investments that would complement its strategic vision and foster its convergence efforts.

* * * * * *

Certain statements in this quarterly report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to accounting estimates and assumptions, the impact of new accounting standards, the Internet, and political campaign and Olympics advertising, and expectations regarding newsprint prices, pension contributions, general advertising levels, and the effects of changes to FCC regulations. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends” and similar words, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

Some significant factors that could affect actual results include: changes in advertising demand, the availability and pricing of newsprint, changes in interest rates, the performance of pension plan assets, health care cost trends, and regulatory rulings.

PART II. OTHER INFORMATION

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

(b) Reports on Form 8-K

On January 28, 2004, the Company filed a Form 8-K to report the Company’s January 28, 2004, press releases regarding fourth-quarter results and December revenues.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

DATE: May 6, 2004	/s/ J. Stewart Bryan III
J. Stewart Bryan III, Chairman, President and
Chief Executive Officer

DATE: May 6, 2004	/s/ Marshall N. Morton
Marshall N. Morton
Vice Chairman and Chief Financial Officer