Form 10-Q
period 2004-06-27
MEDIA GENERAL INC
filed 2004-08-05
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 1, 2004.

Class A Common shares:	23,171,157
Class B Common shares:	555,992

MEDIA GENERAL, INC.

FORM 10-Q REPORT

June 27, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s except shares)

	(Unaudited) June 27, 2004	December 28, 2003
ASSETS

Current assets:
Cash and cash equivalents	$9,834	$10,575
Accounts receivable - net	109,015	113,226
Inventories	7,039	6,171
Other	27,328	32,649

Total current assets	153,216	162,621

Investments in unconsolidated affiliates	89,804	89,994

Other assets	59,526	60,277

Property, plant and equipment - net	430,297	434,088

Excess of cost over fair value of net identifiable assets of acquired businesses - net	832,004	832,004

FCC licenses and other intangibles - net	799,553	807,771

	$2,364,400	$2,386,755

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s except shares)

	(Unaudited) June 27, 2004	December 28, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$21,158	$22,210
Accrued expenses and other liabilities	78,148	83,424
Income taxes payable	1,536	8,769

Total current liabilities	100,842	114,403

Long-term debt	513,952	531,969

Borrowings of consolidated variable interest entities	95,320	95,320

Deferred income taxes	374,493	362,769

Other liabilities and deferred credits	142,225	174,833

Stockholders’ equity:
Preferred stock ($5 cumulative convertible), par value $5 per share:
Authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 23,171,101 and 22,989,506 shares	115,855	114,947
Class B, authorized 600,000 shares; issued 555,992 shares	2,780	2,780
Additional paid-in capital	43,634	34,595
Accumulated other comprehensive loss	(50,037)	(50,984)
Unearned compensation	(10,539)	(11,670)
Retained earnings	1,035,875	1,017,793

Total stockholders’ equity	1,137,568	1,107,461

	$2,364,400	$2,386,755

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(000’s except for per share data)

	Second Quarter Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Revenues	$224,890	$210,715	$433,046	$406,803

Operating costs:
Production	92,608	87,455	185,704	177,520
Selling, general and administrative	79,614	71,515	154,881	144,931
Depreciation and amortization	16,303	16,576	33,571	33,649

Total operating costs	188,525	175,546	374,156	356,100

Operating income	36,365	35,169	58,890	50,703

Other income (expense):
Interest expense	(7,557)	(7,985)	(15,528)	(17,853)
Investment loss – unconsolidated affiliates	(24)	(1,292)	(193)	(3,508)
Other, net	634	1,255	693	8,235

Total other expense	(6,947)	(8,022)	(15,028)	(13,126)

Income from continuing operations before income taxes	29,418	27,147	43,862	37,577
Income taxes	10,885	9,909	16,229	13,717

Income from continuing operations	18,533	17,238	27,633	23,860
Income from discontinued operations (net of tax)	—	267	—	656

Net income	$18,533	$17,505	$27,633	$24,516

Earnings per common share:
Income from continuing operations	$0.79	$0.75	$1.19	$1.03
Discontinued operations	—	0.01	—	0.03

Net income	$0.79	$0.76	$1.19	$1.06

Earnings per common share – assuming dilution:
Income from continuing operations	$0.78	$0.74	$1.16	$1.02
Discontinued operations	—	0.01	—	0.03

Net income	$0.78	$0.75	$1.16	$1.05

Dividends paid per common share	$0.20	$0.19	$0.40	$0.38

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(000’s)

	Six Months Ended
	June 27, 2004	June 29, 2003
Operating activities:

Net income	$27,633	$24,516

Adjustments to reconcile net income:
Depreciation and amortization	33,571	33,692
Deferred income taxes	15,727	6,191
Investment loss - unconsolidated affiliates	193	3,508
Gain on sale of investment	—	(5,746)
Change in assets and liabilities:
Retirement plan contribution	(35,014)	—
Income taxes payable	(7,202)	1,468
Reduction in advance from unconsolidated newsprint affiliate	—	(6,000)
Other, net	2,674	1,751

Net cash provided by operating activities	37,582	59,380

Investing activities:
Capital expenditures	(19,604)	(14,490)
Proceeds from sale of investment	—	16,840
Other, net	(1,067)	(3,449)

Net cash used by investing activities	(20,671)	(1,099)

Financing activities:
Increase in debt	172,000	130,000
Payment of debt	(190,017)	(180,994)
Dividends paid	(9,463)	(8,881)
Other, net	9,828	780

Net cash used by financing activities	(17,652)	(59,095)

Net decrease in cash and cash equivalents	(741)	(814)
Cash and cash equivalents at beginning of year	10,575	11,279

Cash and cash equivalents at end of period	$9,834	$10,465

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest (net of amount capitalized)	$13,963	$16,548
Income taxes	$4,027	$6,314

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information, have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. Certain prior-year financial information has been reclassified to conform with the current year’s presentation.

2. Inventories are principally raw materials (primarily newsprint).

3. In March 2003, the Company sold its shares of Hoover’s (a provider of business information) for $16.8 million and reported a gain of $5.7 million ($3.7 million net of income taxes) which is included in the line item Other, net. Proceeds from the sale were used to repay debt.

4. The following table provides the components of net periodic benefit cost for the Company’s benefit plans for the second quarter and six months ended 2004 and 2003:

	Second Quarter Ended
	Pension Benefits		Other Benefits
(In thousands)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Service cost	$3,156	$2,769	$81	$98
Interest cost	5,323	4,901	412	635
Expected return on plan assets	(6,053)	(5,489)	—	—
Amortization of prior-service cost	(789)	111	—	—
Amortization of net loss	2,102	—	(79)	99

Net periodic benefit cost	$3,739	$2,292	$414	$832

	Six Months Ended
	Pension Benefits		Other Benefits
(In thousands)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Service cost	$6,143	$5,537	$198	$195
Interest cost	10,421	9,802	1,029	1,270
Expected return on plan assets	(12,309)	(10,978)	—	—
Amortization of prior-service cost	176	222	—	—
Amortization of net loss	2,102	—	84	198

Net periodic benefit cost	$6,533	$4,583	$1,311	$1,663

In December of 2003 Congress passed the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). The Act reformed Medicare in such a way that the Company expects to receive subsidy payments beginning in 2006 for continuing retiree prescription drug benefits and expects a reduction in the rate of participation in the plan. In the second quarter, based on currently available guidance, the Company adopted (retroactive to the beginning of 2004) FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Upon retroactive adoption of the Act, accumulated postretirement benefit obligation (APBO) was reduced by $5.6 million, which resulted in a reduction in net periodic postretirement benefit cost of approximately $195,000 for each of the first two quarters of 2004, with similar reductions anticipated for the last two quarters of the year. Certain definitions and interpretations, yet to be issued by the federal government, could require the Company to adjust future estimates.

5. The following table sets forth the Company’s current and prior-year financial performance by segment for 2004:

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total
Three Months Ended June 27, 2004
Consolidated revenues	$140,586	$81,869	$3,475	$(1,040)	$224,890

Segment operating cash flow	$37,791	$28,882	$(1,139)		$65,534
Allocated amounts:
Equity in net income of unconsolidated affiliate	48				48
Depreciation and amortization	(5,929)	(4,551)	(360)		(10,840)

Segment profit (loss)	$31,910	$24,331	$(1,499)		54,742

Unallocated amounts:
Interest expense					(7,557)
Investment loss – SP Newsprint					(72)
Acquisition intangibles amortization					(4,109)
Corporate expense					(11,284)
Other					(2,302)

Consolidated income before income taxes					$29,418

Three Months Ended June 29, 2003
Consolidated revenues	$135,005	$74,002	$2,275	$(567)	$210,715

Segment operating cash flow	$37,895	$25,512	$(1,302)		$62,105
Allocated amounts:
Equity in net income of unconsolidated affiliate	279				279
Depreciation and amortization	(6,523)	(5,505)	(436)		(12,464)

Segment profit (loss)	$31,651	$20,007	$(1,738)		49,920

Unallocated amounts:
Interest expense					(7,985)
Investment loss – SP Newsprint					(1,571)
Acquisition intangibles amortization					(2,990)
Corporate expense					(8,549)
Other					(1,678)

Consolidated income from continuing operations before income taxes					$27,147

			Interactive Media
(In thousands)	Publishing	Broadcasting		Eliminations	Total
Six Months Ended June 27, 2004
Consolidated revenues	$276,234	$152,126	$6,484	$(1,798)	$433,046

Segment operating cash flow	$69,737	$48,778	$(2,423)		$116,092
Allocated amounts:
Equity in net income of unconsolidated affiliate	148				148
Depreciation and amortization	(11,924)	(9,968)	(750)		(22,642)

Segment profit (loss)	$57,961	$38,810	$(3,173)		93,598

Unallocated amounts:
Interest expense					(15,528)
Investment loss – SP Newsprint					(341)
Acquisition intangibles amortization					(8,218)
Corporate expense					(21,358)
Other					(4,291)

Consolidated income before income taxes					$43,862

Six Months Ended June 29, 2003
Consolidated revenues	$265,372	$138,134	$4,412	$(1,115)	$406,803

Segment operating cash flow	$68,316	$40,348	$(2,616)		$106,048
Allocated amounts:
Equity in net income of unconsolidated affiliate	176				176
Gain on sale of Hoover’s common stock			5,746		5,746
Depreciation and amortization	(13,264)	(11,219)	(873)		(25,356)

Segment profit	$55,228	$29,129	$2,257		86,614

Unallocated amounts:
Interest expense					(17,853)
Investment loss – SP Newsprint					(3,684)
Acquisition intangibles amortization					(6,031)
Corporate expense					(18,099)
Other					(3,370)

Consolidated income from continuing operations before income taxes					$37,577

6. The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Quarter Ended June 27, 2004			Quarter Ended June 29, 2003
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income from continuing operations available to common stockholders	$18,533	23,364	$0.79	$17,238	23,044	$0.75

Effect of dilutive securities
Stock options		225			127
Restricted stock and other	(7)	202		(15)	151

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$18,526	23,791	$0.78	$17,223	23,322	$0.74

	Six Months Ended June 27, 2004			Six Months Ended June 29, 2003
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income from continuing operations available to common stockholders	$27,633	23,308	$1.19	$23,860	23,041	$1.03

Effect of dilutive securities
Stock options		216			121
Restricted stock and other	(16)	202		(31)	146

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$27,617	23,726	$1.16	$23,829	23,308	$1.02

Options to purchase 344,500 shares of common stock at $56.025 per share, granted on January 29, 2003, were not included in the computation of 2003’s diluted EPS because the options’ exercise price was greater than the average market price of the common shares at that time (i.e., anti-dilutive). The options, which expire on January 29, 2013, were still outstanding at the time of last year’s EPS calculation on June 29, 2003.

7. The Company’s comprehensive income consisted of the following:

	Quarter Ended		Six Months Ended
(In thousands)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net income	$18,533	$17,505	$27,633	$24,516
Unrealized gain on derivative contracts (net of deferred taxes)	1,256	261	2,239	2,219
Change in minimum pension liability	—	(176)	4	(570)
Unrealized holding gain (loss) on equity securities (net of deferred taxes)	39	873	(1,296)	873
Less: reclassification adjustment for gains included in net income (net of deferred taxes)	—	—	—	(3,607)

Comprehensive income	$19,828	$18,463	$28,580	$23,431

8. The Company accounts for its stock-based compensation utilizing the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2004 and 2003, respectively: risk-free interest rates of 3.8% and 3.7%; dividend yields of 1.4% and 1.4%; volatility factors of .48 and .40; and an expected life of 8 years.

	Quarter Ended		Six Months Ended
(In thousands, except per share amounts)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net income, as reported	$18,533	$17,505	$27,633	$24,516
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,346)	(1,114)	(2,524)	(2,153)

Pro forma net income	$17,187	$16,391	$25,109	$22,363

Earning per share:
Basic – as reported	$0.79	$0.76	$1.19	$1.06

Basic – pro forma	$0.74	$0.71	$1.08	$0.97

Diluted – as reported	$0.78	$0.75	$1.16	$1.05

Diluted – pro forma	$0.72	$0.70	$1.06	$0.96

In March 2004, the FASB issued a proposed statement, Share-Based Payment, that would require that such transactions be accounted for using a fair-value-based method to recognize compensation expense. The Company continues to monitor the status of this proposed standard.

9. As part of the September 2000 sale of Garden State Paper Company, the Company entered into a financial newsprint swap agreement with Enron North America Corporation (Enron). In late November 2001, the Company terminated the newsprint swap agreement for reasons including misrepresentations made by Enron at the time the contract was signed. Enron filed for bankruptcy shortly thereafter. The Company believes that no further payments are due by either party under the agreement. Enron disputes the Company’s position and, in late 2003, filed a claim for $26.7 million plus interest and certain declaratory relief. The Company believes that its position is correct and has filed various motions to dismiss the claim or to remove it from the bankruptcy court. There was a mandatory mediation session held late in the second quarter. Additional sessions are possible but have not been scheduled. The Company does not believe that resolution of this matter will be material to its results of operations, financial position or cash flow.

10. In October 2003, the Company sold Media General Financial Services, Inc. (MGFS), a component of its Interactive Media Division, to CenterPoint Data, Inc. The Company recorded an after-tax gain of $6.8 million (net of income taxes of $3.9 million). The results of MGFS, which have been presented as income from discontinued operations in the accompanying consolidated statements of operations, were as follows for the second quarter and first six months of 2003: revenues of $1.2 million and $2.6 million, costs and expenses of $.7 million and $1.5 million, and income from discontinued operations of $.3 million and $.7 million (net of $.2 million and $.4 million in income taxes).

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

Media General, Inc.

Condensed Consolidating Balance Sheets

As of June 27, 2004

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$6,394	$3,440	$—	$—	$9,834
Accounts receivable, net	—	109,015	—	—	109,015
Inventories	2	7,037	—	—	7,039
Other	42,223	46,376	264	(61,535)	27,328

Total current assets	48,619	165,868	264	(61,535)	153,216

Investments in unconsolidated affiliates	10,569	79,235	—	—	89,804
Investments in and advances to subsidiaries	1,679,247	953,903	5,721	(2,638,871)	—
Other assets	35,661	22,741	1,124	—	59,526
Property, plant and equipment, net	20,858	330,545	81,294	(2,400)	430,297
Excess of cost over fair value of net identifiable assets of acquired businesses, net	—	832,004	—	—	832,004
FCC licenses and other intangibles, net	—	799,553	—	—	799,553

Total assets	$1,794,954	$3,183,849	$88,403	$(2,702,806)	$2,364,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,242	$11,922	$—	$(6)	$21,158
Accrued expenses and other liabilities	61,757	77,662	264	(61,535)	78,148
Taxes on income	—	1,536	—	—	1,536

Total current liabilities	70,999	91,120	264	(61,541)	100,842

Long-term debt	513,952	—	95,320	—	609,272
Deferred income taxes	(60,869)	435,362	—	—	374,493
Other liabilities and deferred credits	135,157	5,281	—	1,787	142,225

Stockholders’ equity
Common stock	118,635	4,872	—	(4,872)	118,635
Additional paid-in capital	43,634	2,027,288	4,187	(2,031,475)	43,634
Accumulated other comprehensive income (loss)	(52,062)	2,025	—	—	(50,037)
Unearned compensation	(10,539)	—	—	—	(10,539)
Retained earnings	1,036,047	617,901	(11,368)	(606,705)	1,035,875

Total stockholders’ equity	1,135,715	2,652,086	(7,181)	(2,643,052)	1,137,568

Total liabilities and stockholders’ equity	$1,794,954	$3,183,849	$88,403	$(2,702,806)	$2,364,400

Media General, Inc.

Condensed Consolidating Balance Sheets

As of December 28, 2003

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$7,343	$3,232	$—	$—	$10,575
Accounts receivable, net	—	113,226	—	—	113,226
Inventories	2	6,169	—	—	6,171
Other	41,742	53,260	261	(62,614)	32,649

Total current assets	49,087	175,887	261	(62,614)	162,621

Investments in unconsolidated affiliates	10,418	79,576	—	—	89,994
Investments in and advances to subsidiaries	1,691,763	906,696	5,721	(2,604,180)	—
Other assets	33,492	25,450	1,335	—	60,277
Property, plant and equipment, net	21,027	332,734	82,727	(2,400)	434,088
Excess of cost over fair value of net identifiable assets of acquired businesses, net	—	832,004	—	—	832,004
FCC licenses and other intangibles, net	—	807,771	—	—	807,771

Total assets	$1,805,787	$3,160,118	$90,044	$(2,669,194)	$2,386,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,352	$12,864	$—	$(6)	$22,210
Accrued expenses and other liabilities	60,497	85,281	261	(62,615)	83,424
Taxes on income	—	8,769	—	—	8,769

Total current liabilities	69,849	106,914	261	(62,621)	114,403

Long-term debt	531,969	—	95,320	—	627,289
Deferred income taxes	(66,494)	429,263	—	—	362,769
Other liabilities and deferred credits	166,238	6,808	—	1,787	174,833

Stockholders’ equity
Common stock	117,727	4,872	—	(4,872)	117,727
Additional paid-in capital	34,595	2,027,288	4,187	(2,031,475)	34,595
Accumulated other comprehensive income (loss)	(54,304)	3,320	—	—	(50,984)
Unearned compensation	(11,670)	—	—	—	(11,670)
Retained earnings	1,017,877	581,653	(9,724)	(572,013)	1,017,793

Total stockholders’ equity	1,104,225	2,617,133	(5,537)	(2,608,360)	1,107,461

Total liabilities and stockholders’ equity	$1,805,787	$3,160,118	$90,044	$(2,669,194)	$2,386,755

Media General, Inc.

Condensed Consolidating Statements of Operations

Three Months Ended June 27, 2004

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$42,624	$254,681	$—	$(72,415)	$224,890

Operating costs:
Production	—	92,608	—	—	92,608
Selling, general and administrative	41,285	111,223	—	(72,894)	79,614
Depreciation and amortization	636	14,950	717	—	16,303

Total operating costs	41,921	218,781	717	(72,894)	188,525

Operating income (loss)	703	35,900	(717)	479	36,365
Operating income (expense):
Interest expense	(7,016)	(2)	(539)	—	(7,557)
Investment income (loss) – unconsolidated affiliates	48	(72)	—	—	(24)
Investment income (loss)– consolidated affiliates	22,362	—	—	(22,362)	—
Other, net	323	311	479	(479)	634

Total other income (expense)	15,717	237	(60)	(22,841)	(6,947)

Income (loss) before income taxes	16,420	36,137	(777)	(22,362)	29,418
Income tax expense (benefit)	(2,113)	12,998	—	—	10,885

Net income (loss)	18,533	23,139	(777)	(22,362)	18,533

Other comprehensive income (net of tax)	1,256	39	—	—	1,295

Comprehensive income (loss)	$19,789	$23,178	$(777)	$(22,362)	$19,828

Media General, Inc.

Condensed Consolidating Statements of Operations

Six Months Ended June 27, 2004

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$84,787	$492,345	$—	$(144,086)	$433,046

Operating costs:
Production	—	185,704	—	—	185,704
Selling, general and administrative	81,955	217,952	—	(145,026)	154,881
Depreciation and amortization	1,276	30,861	1,434	—	33,571

Total operating costs	83,231	434,517	1,434	(145,026)	374,156

Operating income (loss)	1,556	57,828	(1,434)	940	58,890

Operating income (expense):
Interest expense	(14,463)	(3)	(1,062)	—	(15,528)
Investment income (loss) – unconsolidated affiliates	148	(341)	—	—	(193)
Investment income (loss)– consolidated affiliates	34,692	—	—	(34,692)	—
Other, net	581	112	940	(940)	693

Total other income (expense)	20,958	(232)	(122)	(35,632)	(15,028)

Income (loss) before income taxes	22,514	57,596	(1,556)	(34,692)	43,862
Income tax expense (benefit)	(5,119)	21,348	—	—	16,229

Net income (loss)	27,633	36,248	(1,556)	(34,692)	27,633

Other comprehensive income (loss) (net of tax)	2,243	(1,296)	—	—	947

Comprehensive income (loss)	$29,876	$34,952	$(1,556)	$(34,692)	$28,580

Media General, Inc.

Condensed Consolidating Statements of Operations

Three Months Ended June 29, 2003

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$41,123	$240,035	$—	$(70,443)	$210,715

Operating costs:
Production	—	87,455	—	—	87,455
Selling, general and administrative	39,212	102,746	—	(70,443)	71,515
Depreciation and amortization	1,124	15,452	—	—	16,576

Total operating costs	40,336	205,653	—	(70,443)	175,546

Operating income	787	34,382	—	—	35,169

Operating income (expense):
Interest expense	(7,982)	(3)	—	—	(7,985)
Investment income (loss) – unconsolidated affiliates	279	(1,571)	—	—	(1,292)
Investment income (loss) – consolidated affiliates	20,649	—	—	(20,649)	—
Other, net	1,355	(100)	—	—	1,255

Total other income (expense)	14,301	(1,674)	—	(20,649)	(8,022)

Income (loss) from continuing operations before income taxes	15,088	32,708	—	(20,649)	27,147
Income tax expense (benefit)	(2,417)	12,326	—	—	9,909

Income (loss) from continuing operations	17,505	20,382	—	(20,649)	17,238
Income from discontinued operations	—	—	267	—	267

Net income (loss)	17,505	20,382	267	(20,649)	17,505

Other comprehensive income (loss) (net of tax)	(221)	1,179	—	—	958

Comprehensive income (loss)	$17,284	$21,561	$267	$(20,649)	$18,463

Media General, Inc.

Condensed Consolidating Statements of Operations

Six Months Ended June 29, 2003

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$79,832	$465,420	$—	$(138,449)	$406,803

Operating costs:
Production	—	177,520	—	—	177,520
Selling, general and administrative	79,362	204,018	—	(138,449)	144,931
Depreciation and amortization	2,263	31,386	—	—	33,649

Total operating costs	81,625	412,924	—	(138,449)	356,100

Operating income (loss)	(1,793)	52,496	—	—	50,703

Operating income (expense):
Interest expense	(17,849)	(4)	—	—	(17,853)
Investment income (loss) – unconsolidated affiliates	176	(3,684)	—	—	(3,508)
Investment income (loss) – consolidated affiliates	34,971	—	—	(34,971)	—
Other, net	2,657	5,578	—	—	8,235

Total other income (expense)	19,955	1,890	—	(34,971)	(13,126)

Income (loss) from continuing operations before income taxes	18,162	54,386	—	(34,971)	37,577
Income tax expense (benefit)	(6,354)	20,071	—	—	13,717

Income (loss) from continuing operations	24,516	34,315	—	(34,971)	23,860
Income from discontinued operations	—	—	656	—	656

Net income (loss)	24,516	34,315	656	(34,971)	24,516

Other comprehensive income (loss) (net of tax)	2,003	(3,088)	—	—	(1,085)

Comprehensive income (loss)	$26,519	$31,227	$656	$(34,971)	$23,431

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 27, 2004

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Media General Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$17,545	$19,949	$88	$37,582

Cash flows from investing activities:
Capital expenditures	(958)	(18,646)	—	(19,604)
Other, net	28	(1,095)	—	(1,067)

Net cash used by investing activities	(930)	(19,741)	—	(20,671)

Cash flows from financing activities:
Increase in debt	172,000	—	—	172,000
Repayment of debt	(190,017)	—	—	(190,017)
Cash dividends paid	(9,463)	—	—	(9,463)
Other, net	9,916	—	(88)	9,828

Net cash used by financing activities	(17,564)	—	(88)	(17,652)

Net increase (decrease) in cash and cash equivalents	(949)	208	—	(741)
Cash and cash equivalents at beginning of year	7,343	3,232	—	10,575

Cash and cash equivalents at end of period	$6,394	$3,440	$—	$9,834

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 29, 2003

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Media General Consolidated
Cash flows from operating activities:
Net cash provided (used) by operating activities	$59,394	$(25)	$11	$59,380

Cash flows from investing activities:
Capital expenditures	(383)	(14,096)	(11)	(14,490)
Other, net	(358)	13,749	—	13,391

Net cash used by investing activities	(741)	(347)	(11)	(1,099)

Cash flows from financing activities:
Increase in debt	130,000	—	—	130,000
Repayment of debt	(180,994)	—	—	(180,994)
Cash dividends paid	(8,881)	—	—	(8,881)
Other, net	780	—	—	780

Net cash used by financing activities	(59,095)	—	—	(59,095)

Net decrease in cash and cash equivalents	(442)	(372)	—	(814)
Cash and cash equivalents at beginning of year	6,932	4,347	—	11,279

Cash and cash equivalents at end of period	$6,490	$3,975	$—	$10,465

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Media General is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, television stations, interactive media and diversified information services.

The Company’s fiscal year ends on the last Sunday in December.

RESULTS OF OPERATIONS

Net income in 2004’s second quarter increased $1 million (5.9%) over the equivalent prior-year quarter. The Company’s improved performance was attributable to a 22% increase in Broadcast segment operating profit, as Political revenues flourished in this election year, and to a significantly reduced loss from the Company’s share of SP Newsprint’s (SPNC) results. Although the Company’s share of SPNC’s results in the quarter was a loss of $.1 million, this represented a $1.5 million improvement from the prior year. The amelioration of SPNC’s results was due to a rise in average newsprint selling price and to moderately higher sales volume. Taken as a whole, the Company’s improved second quarter performance was dampened by several factors, including: increased intangibles amortization due to the re-institution of amortization of network affiliation, the inclusion of expenses associated with the Company’s Variable Interest Entities (VIE) in 2004 (which did not begin until the third quarter of 2003 when FASB Interpretation 46 was adopted by the Company), and increased legal and consulting fees (largely related to initial compliance with Sarbanes-Oxley and other projects).

Net income of $27.6 million in the first half of 2004 was up $3.1 million (12.7%) over the prior year’s same period. The year-ago results benefited from an after-tax gain of $3.7 million ($0.16 per diluted share) attributable to the Company’s sale of its Hoover’s stock to Dun & Bradstreet in March 2003; excluding this item, current-year income would have shown a $6.8 million increase. The increase was accounted for by a $12.7 million (16%) rise in segment operating profits (excluding the Hoover’s sale) combined with a lower year-over-year loss from SPNC ($3.7 million in 2003 vs. $.3 million in 2004). SPNC’s improved performance was principally attributable to higher newsprint prices and, to a lesser degree, to increased sales volume. In the Publishing Division, segment profits were up nearly 5% due primarily to good Classified advertising growth. Broadcast Division segment profits represented a 33% improvement over the prior year as revenues continued to thrive on particularly robust Political advertising. Partially offsetting the strong segment profit growth and improved SPNC performance were all of the same factors which impacted the second quarter: increased intangibles amortization, higher VIE expense, and increased legal and consulting fees. Additionally, Media General Financial Services, Inc. (MGFS), which had earned $.7 million in the first half of last year, was sold in the third quarter of 2003.

PUBLISHING

Due to higher operating expense levels, operating income for the Publishing Division was up only nominally in the second quarter, despite a $5.6 million increase in revenues – the seventh consecutive quarter of revenue growth over the equivalent prior-year period. Operating income increased $2.7 million in the first half of 2004 on a $10.9 million rise in revenues as compared to the equivalent prior-year period. As illustrated by the following chart, Classified revenues posted solid gains in both the quarter and year to date and Preprints were up slightly, while Retail and National revenues reflected continued softness. Classified advertising revenues contributed more than two-thirds of the Division’s overall revenue gain in both the quarter and first half of 2004 on the strength of robust employment advertising in almost all markets. Preprints continued to benefit from volume gains as certain advertisers migrated from Retail. Consequently, Retail advertising fell 1.4% and 1.3% in the second quarter and first six months of the year.

Publishing Segment operating expenses increased $5.1 million and $8.2 million in the second quarter and first half of this year over the equivalent 2003 periods due to a combination of factors. Newsprint expense was up $1.6 million in the quarter and $2.9 million in the year to date. In the quarter, a $39 per ton rise in average price led to a $1.3 million cost increase; the balance was attributable to additional consumption (due to higher advertising linage and circulation). In the year to date, a $42 per ton rise in average price accounted for the majority of the higher newsprint expense. Employee compensation and benefit costs were up $2.3 million (4.4%) in the quarter and $3.1 million (2%) in the year to date due to annual salary increases and higher retirement plan expenses.

BROADCAST

Compared to the same prior-year periods, Broadcast operating income jumped $4.3 million and $9.7 million in the second quarter and first half of 2004, due predominantly to a $7.9 million and a $14 million rise in revenues in those same periods. The following chart illustrates the strong gains posted in Political and Local advertising over the prior-year equivalent periods. Political advertising was more than six times the level of last year’s second quarter and first half due to congressional and presidential campaign spending. Local advertising was up approximately 8% in both the quarter and year-to-date periods (driven by the automotive and services categories), reflecting the results of continued aggressive sales initiatives and new selling tools employed to boost advertising by local customers. National advertising showed improvement in the first six months of the year on the strength of automotive advertising; however, National lost ground in the quarter as automotive advertising flattened out and decreases were felt in the entertainment category.

The Broadcast Division’s revenue growth rate exceeded that of the industry for the first five months of the year. According to the Television Bureau of Advertising (a not-for-profit trade association of America’s broadcast television industry), time sales across the broadcast industry have increased 8.4% through May 2004 compared to the Company’s 11.7% improvement. National and Local advertising growth for the Company was 14.7% and 10%, respectively, well above the industry’s growth of 9.1% and 8%.

Broadcast operating expenses rose $3.6 million and $4.3 million in the second quarter and the first half of this year as compared to the equivalent 2003 periods. The primary factor driving these increases was higher employee compensation and benefit costs which rose 9.4% in the quarter and 6.6% in the year to date due to higher pension costs and merit pay raises.

INTERACTIVE MEDIA

In the first quarter of 2003, the Company sold its share of Hoover’s, Inc., for $16.8 million to Dun & Bradstreet, producing a pre-tax gain of $5.7 million. Excluding this gain, Interactive Media results improved $.2 million and $.3 million in the second quarter and first half of the year in the form of reduced operating losses from the prior-year’s equivalent periods. Revenues increased $1.2 million and $2.1 million in the second quarter and year-to-date period, while expenses rose $1 million and $1.8 million, resulting primarily from higher compensation and employee benefits expense as positions were filled to sustain the Division’s continued growth. The 53% quarterly increase and 47% year-to-date increase in revenues was driven by vigorous Classified advertising as up-sell arrangements continued to thrive across the Division. Under these up-sell arrangements, customers pay an additional fee to have their classified advertisement placed online simultaneously with its publication in the newspaper.

The Interactive Media Division has continued to grow and expand its operations since the Division’s inception in January of 2001. This Division remains focused on developing new products, securing and retaining high-quality personnel, invigorating revenues through sales initiatives and enhancing content and design across all the Company’s online enterprises.

INTEREST EXPENSE

Interest expense decreased $.4 million and $2.3 million in the quarter and year to date from the equivalent year-ago periods due to declines of 45 and 85 basis points in the Company’s effective interest rate. This decrease in the effective interest rate was attributable to a year-over-year drop in LIBOR (on which interest on borrowings under the Company’s revolving credit facility is based), to a lower weighted average fixed interest rate on swapped debt, and to the favorable impact on the effective interest rate of $95.3 million now classified as debt as a result of the adoption of FIN 46, Consolidation of Variable Interest Entities. Despite the addition of VIE debt in the third quarter of 2003, average debt outstanding increased only $21 million and $14 million in the second quarter and first half of 2004 over the prior-year equivalent periods.

The Company uses interest rate swaps (where it pays a fixed rate and receives a floating rate) as part of an overall strategy to manage interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR. It does not initiate such instruments for trading purposes. Toward the end of the first quarter of 2003, four of the Company’s swaps with notional amounts totaling $275 million matured; concurrently, four swaps with notional amounts totaling $200 million became effective. Toward the end of the first quarter of 2004, two of these swaps with notional amounts totaling $100 million matured, leaving two remaining swaps with notional amounts of $50 million each which mature in the first quarter of 2005. These interest rate swaps are cash flow hedges that effectively convert the covered portion of the Company’s variable rate debt to fixed rate debt with a weighted average interest rate approximating 4.7%.

LIQUIDITY

Before recognizing a $35 million contribution to the Company’s retirement plan, net cash provided by operating activities in the first half of 2004 was $72.6 million, 22% above the prior-year’s amount. Cash generated by operating activities enabled the Company to fund capital expenditures of $19.6 million, to pay dividends to stockholders of $9.5 million, to contribute $35 million to its retirement plan, and to reduce debt by $18 million.

Over the past four years, the Company’s retirement plan, like many corporate pension plans, has moved from an overfunded position to an underfunded position. Despite the solid investment performance of the trust’s assets during 2003, declines from 2000 to 2002 in the trust’s assets and continuing reductions in the discount rates used to value the plan’s liabilities have created an underfunded trust. Although not required to do so, the Company elected to make contributions in 2003 and early 2004 with the immediate expectation of restoring the funding position and the longer-term intention of reducing the ultimate amount that it would need to contribute. The Company does not foresee making further elective contributions in the near term but continues to monitor changes in market values, rates of return, and discount rates, as well as to evaluate plan benefits and design.

The Company has in place a $1 billion revolving credit facility and a $1.2 billion universal shelf registration which allows for combined public debt or equity issuances (together the “Facilities”). At the end of the second quarter, there were borrowings of $300 million outstanding under the revolving credit facility and $199.9 million in senior notes outstanding under the universal shelf. The Facilities carry cross-default provisions between the revolving credit and the senior notes. The revolving credit agreement contains both interest coverage and leverage ratio covenants. These covenants, which involve debt levels, interest expense, and EBITDA (a measure of cash earnings as defined in the revolving credit agreement), can affect the Company’s maximum borrowing capacity under the Facilities. A significant drop in the Company’s EBITDA or a large increase in the Company’s debt level could make it challenging to meet the leverage ratio. The Company was in compliance with all covenants at quarter-end and expects to remain in compliance with them going forward. The Company believes that internally generated funds provided by operations, together with the unused portion of the Facilities, provide it with significant flexibility to manage working capital needs, pay dividends, finance capital expenditures, make pension contributions, and take advantage of new strategic opportunities.

OUTLOOK

The Company continues to benefit from the gradual economic recovery which began in late 2003. The Broadcast Division flourished in the first half of the year as advertising revenues, buoyed by Political spending, rebounded strongly from their depressed prior-year levels. The Broadcast Division expects sustained success in the second half of 2004 with the continuation of strong Political advertising and the return of Summer Olympics in this even-numbered year. The Publishing Division anticipates that advertising revenues will continue to gain momentum throughout the remainder of the year. The slow ascent of newsprint prices, which began in late 2002, is expected to continue in 2004 and to adversely impact the Publishing Division. However, by virtue of its investment in SP Newsprint, the Company is a net beneficiary of newsprint price increases because they should translate into operating performance improvement for SPNC in 2004. This was evidenced through the second quarter of this year as SPNC approached the break-even point for the first time since the fourth quarter of 2001. The Company continues to monitor developments surrounding the Federal Communications Commission’s (FCC) new rules which would allow cross-ownership of broadcast stations and newspapers in all but the smallest markets. As a result of a court decision this summer, the new rules were stayed and the matter was remanded to the FCC. An appeal of that court decision to the Supreme Court seems likely. Further proceedings will likely extend into 2005. The Company remains open to future investments that would complement its strategic vision and foster its convergence efforts.

* * * * * *

Certain statements in this quarterly report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to the impact of new accounting standards, the Internet, and political campaign and Olympics advertising, as well as expectations regarding newsprint prices, pension contributions, litigation claims, general advertising levels, and the effects of changes to FCC regulations. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends” and similar words, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

Some significant factors that could affect actual results include: changes in advertising demand, the availability and pricing of newsprint, changes in interest rates, the outcome of litigation, the performance of pension plan assets, health care cost trends, and regulatory rulings.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a complete discussion of the Company’s dispute with Enron North America Corporation, see Note 9 of this Form 10-Q and Item 3 of Form 10-K for the fiscal year ended December 28, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Media General, Inc., was held on April 29, 2004, for the purpose of electing a board of directors.

Each nominee for director was elected by the following vote:

Class A Directors	Class A Shares Voted “FOR”	Class A Shares Voted “WITHHELD”
Charles A. Davis	14,976,075	6,078,788
C. Boyden Gray	15,096,576	5,958,287
Walter E. Williams	14,976,106	6,078,757

Class B Directors	Class B Shares Voted “FOR”	Class B Shares Voted “WITHHELD”
O. Reid Ashe, Jr.	553,872	380
J. Stewart Bryan III	553,872	380
Marshall N. Morton	553,872	380
Thompson L. Rankin	553,872	380
Wyndham Robertson	553,872	380
Coleman Wortham III	553,872	380

A special meeting of Class B Common Stockholders was held on May 28, 2004, for the purpose of amending the provision of the Articles of Incorporation relating to indemnification of directors and officers, adopting a By-law eliminating personal liability of directors and officers to the full extent permitted by law, and adopting the Media General, Inc., Amended and Restated Supplemental 401(k) Plan.

The above issues were approved by the following vote of Class B Common Stockholders:

	Shares Voted “FOR”	Shares Voted “AGAINST”
Amend the Articles of Incorporation	553,852	—
Adopt a By-law eliminating personal liability of directors and officers to the full extent permitted by law	553,852	—
Adopt the Amended and Restated Supplemental 401(k) Plan	526,620	7,267

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3(i)	Amended Articles of Incorporation

3(ii)	Amended By-laws

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

(b)	Reports on Form 8-K

On April 15, 2004, the Company filed a Form 8-K to report the Company’s April 15, 2004, press release regarding first-quarter results and March revenues.

On May 3, 2004, the Company filed a Form 8-K to give notice of a special meeting of Class B Common Stockholders held on May 28, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

DATE: August 5, 2004	/s/ J. Stewart Bryan III
J. Stewart Bryan III
Chairman and Chief Executive Officer

DATE: August 5, 2004	/s/ Marshall N. Morton
Marshall N. Morton
Vice Chairman and Chief Financial Officer