Form 10-Q
period 2004-09-26
MEDIA GENERAL INC
filed 2004-11-04
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 2, 2004.

Class A Common shares:	23,174,808
Class B Common shares:	555,992

MEDIA GENERAL, INC.

FORM 10-Q REPORT

September 26, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s except shares)

	(Unaudited) September 26, 2004	December 28, 2003
ASSETS

Current assets:
Cash and cash equivalents	$9,150	$10,575
Accounts receivable - net	104,738	113,226
Inventories	7,751	6,171
Other	40,534	32,649

Total current assets	162,173	162,621

Investments in unconsolidated affiliates	90,328	89,994

Other assets	57,922	60,277

Property, plant and equipment - net	428,146	434,088

Excess of cost over fair value of net identifiable assets of acquired businesses - net	832,004	832,004

FCC licenses and other intangibles - net	795,444	807,771

	$2,366,017	$2,386,755

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s except shares)

	(Unaudited) September 26, 2004	December 28, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$21,898	$22,210
Accrued expenses and other liabilities	89,406	83,424
Income taxes payable	—	8,769

Total current liabilities	111,304	114,403

Long-term debt	485,454	531,969

Borrowings of consolidated variable interest entities	95,320	95,320

Deferred income taxes	379,284	362,769

Other liabilities and deferred credits	146,861	174,833

Stockholders’ equity:
Preferred stock ($5 cumulative convertible), par value $5 per share:
Authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 23,172,200 and 22,989,506 shares	115,861	114,947
Class B, authorized 600,000 shares; issued 555,992 shares	2,780	2,780
Additional paid-in capital	43,705	34,595
Accumulated other comprehensive loss	(51,371)	(50,984)
Unearned compensation	(9,974)	(11,670)
Retained earnings	1,046,793	1,017,793

Total stockholders’ equity	1,147,794	1,107,461

	$2,366,017	$2,386,755

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(000’s except for per share data)

	Third Quarter Ended		Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Revenues	$217,644	$205,086	$650,690	$611,890

Operating costs:
Production	94,333	89,487	280,037	267,007
Selling, general and administrative	75,876	73,089	230,757	218,021
Depreciation and amortization	15,709	16,327	49,280	49,976

Total operating costs	185,918	178,903	560,074	535,004

Operating income	31,726	26,183	90,616	76,886

Other income (expense):
Interest expense	(7,643)	(8,409)	(23,171)	(26,262)
Investment income (loss) – unconsolidated affiliates	523	(1,044)	330	(4,552)
Other, net	335	1,295	1,028	9,530

Total other expense	(6,785)	(8,158)	(21,813)	(21,284)

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	24,941	18,025	68,803	55,602
Income taxes	9,228	6,580	25,457	20,297

Income from continuing operations before cumulative effect of change in accounting principle	15,713	11,445	43,346	35,305
Income from discontinued operations (net of tax)	—	301	—	957
Cumulative effect of change in accounting principle (net of income tax benefit)	—	(8,079)	—	(8,079)

Net income	$15,713	$3,667	$43,346	$28,183

Earnings per common share:
Income from continuing operations before cumulative effect of change in accounting principle	$0.67	$0.50	$1.86	$1.53
Discontinued operations	—	0.01	—	0.04
Cumulative effect of change in accounting principle	—	(0.35)	—	(0.35)

Net income	$0.67	$0.16	$1.86	$1.22

Earnings per common share – assuming dilution:
Income from continuing operations before cumulative effect of change in accounting principle	0.66	$0.49	$1.83	$1.51
Discontinued operations	—	0.01	—	0.04
Cumulative effect of change in accounting principle	—	(0.34)	—	(0.34)

Net income	$0.66	$0.16	$1.83	$1.21

Dividends paid per common share	$0.20	$0.19	$0.60	$0.57

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(000’s)

	Nine Months Ended
	September 26, 2004	September 28, 2003
Operating activities:
Net income	$43,346	$28,183
Adjustments to reconcile net income:
Cumulative effect of change in accounting principle	—	8,079
Depreciation and amortization	49,280	50,034
Deferred income taxes	21,844	17,710
Investment (income) loss - unconsolidated affiliates	(330)	4,552
Gain on sale of investment	—	(5,746)
Retirement plan contributions	(35,014)	(21,000)
Change in assets and liabilities:
Accounts receivable and inventories	6,908	7,088
Accounts payable, accrued expenses, and other liabilities	1,331	(1,136)
Income taxes payable	(11,872)	(1,844)
Reduction in advance from unconsolidated newsprint affiliate	—	(6,667)
Other	4,232	307

Net cash provided by operating activities	79,725	79,560

Investing activities:
Capital expenditures	(29,505)	(22,761)
Proceeds from sale of investment	—	16,840
Contribution to unconsolidated newsprint affiliate	—	(2,000)
Purchase of investments	(2,147)	(3,185)
Other, net	1,384	26

Net cash used by investing activities	(30,268)	(11,080)

Financing activities:
Increase in debt	244,500	216,000
Payment of debt	(291,015)	(277,464)
Dividends paid	(14,208)	(13,328)
Other, net	9,841	3,326

Net cash used by financing activities	(50,882)	(71,466)

Net decrease in cash and cash equivalents	(1,425)	(2,986)
Cash and cash equivalents at beginning of year	10,575	11,279

Cash and cash equivalents at end of period	$9,150	$8,293

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$25,068	$24,178
Income taxes	$11,807	$8,460

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

4. The following table provides the components of net periodic benefit cost for the Company’s benefit plans for the third quarter and nine months ended 2004 and 2003:

	Third Quarter Ended
	Pension Benefits		Other Benefits
(In thousands)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Service cost	$3,072	$2,769	$99	$97
Interest cost	5,210	4,901	515	635
Expected return on plan assets	(6,154)	(5,489)	—	—
Amortization of prior-service cost	88	111	—	—
Amortization of net loss	1,051	—	42	99

Net periodic benefit cost	$3,267	$2,292	$656	$831

	Nine Months Ended
	Pension Benefits		Other Benefits
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Service cost	$9,215	$8,306	$297	$292
Interest cost	15,631	14,703	1,544	1,905
Expected return on plan assets	(18,463)	(16,467)	—	—
Amortization of prior-service cost	264	333	—	—
Amortization of net loss	3,153	—	126	297

Net periodic benefit cost	$9,800	$6,875	$1,967	$2,494

In December of 2003 Congress passed the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). The Act reformed Medicare in such a way that the Company expects to receive subsidy payments beginning in 2006 for continuing retiree prescription drug benefits and expects a reduction in the rate of participation by current employees in the plan. In the second quarter, based on currently available guidance, the Company adopted (retroactive to the beginning of 2004) FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Upon retroactive adoption of the Act, the accumulated postretirement benefit obligation (APBO) was reduced by $5.6 million, which resulted in a decrease in the Company’s net periodic postretirement benefit cost of approximately $195,000 for each of the first two quarters of 2004. A comparable decrease was recognized in the third quarter and a similar decrease is anticipated in the final quarter of the year. Certain definitions and interpretations, yet to be issued by the federal government, could require the Company to adjust future estimates.

5. The following table sets forth the Company’s current and prior-year financial performance by segment for 2004:

	Interactive
(In thousands)	Publishing	Broadcasting	Media	Eliminations	Total
Three Months Ended September 26, 2004
Consolidated revenues	$137,659	$77,308	$3,526	$(849)	$217,644

Segment operating cash flow	$35,286	$24,397	$(1,202)		$58,481
Allocated amounts:
Equity in net income of unconsolidated affiliate	207				207
Depreciation and amortization	(5,847)	(4,215)	(303)		(10,365)

Segment profit (loss)	$29,646	$20,182	$(1,505)		48,323

Unallocated amounts:
Interest expense					(7,643)
Investment income – SP Newsprint					316
Acquisition intangibles amortization					(4,109)
Corporate expense					(9,636)
Other					(2,310)

Consolidated income before income taxes					$24,941

Three Months Ended September 28, 2003
Consolidated revenues	$132,226	$70,865	$2,612	$(617)	$205,086

Segment operating cash flow	$34,453	$20,585	$(1,396)		$53,642
Allocated amounts:
Equity in net income of unconsolidated affiliate	170				170
Depreciation and amortization	(6,434)	(5,245)	(319)		(11,998)

Segment profit (loss)	$28,189	$15,340	$(1,715)		41,814

Unallocated amounts:
Interest expense					(8,409)
Investment loss – SP Newsprint					(1,214)
Acquisition intangibles amortization					(3,012)
Corporate expense					(9,575)
Other					(1,579)

Consolidated income from continuing operations before income taxes and cumulative effect of change in accounting principle					$18,025

	Interactive
(In thousands)	Publishing	Broadcasting	Media	Eliminations	Total
Nine Months Ended September 26, 2004
Consolidated revenues	$413,893	$229,434	$10,010	$(2,647)	$650,690

Segment operating cash flow	$105,023	$73,175	$(3,625)		$174,573
Allocated amounts:
Equity in net income of unconsolidated affiliate	355				355
Depreciation and amortization	(17,771)	(14,183)	(1,053)		(33,007)

Segment profit (loss)	$87,607	$58,992	$(4,678)		141,921

Unallocated amounts:
Interest expense					(23,171)
Investment loss – SP Newsprint					(25)
Acquisition intangibles amortization					(12,327)
Corporate expense					(30,994)
Other					(6,601)

Consolidated income before income taxes					$68,803

Nine Months Ended September 28, 2003
Consolidated revenues	$397,598	$208,999	$7,025	$(1,732)	$611,890

Segment operating cash flow	$102,769	$60,933	$(4,011)		$159,691
Allocated amounts:
Equity in net income of unconsolidated affiliate	346				346
Gain on sale of Hoover’s			5,746		5,746
Depreciation and amortization	(19,698)	(16,464)	(1,192)		(37,354)

Segment profit	$83,417	$44,469	$543		128,429

Unallocated amounts:
Interest expense					(26,262)
Investment loss – SP Newsprint					(4,898)
Acquisition intangibles amortization					(9,043)
Corporate expense					(27,674)
Other					(4,950)

Consolidated income from continuing operations before income taxes and cumulative effect of change in accounting principle					$55,602

6. The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Quarter Ended September 26, 2004			Quarter Ended September 28, 2003
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income from continuing operations before cumulative effect of change in accounting principle available to common stockholders	$15,713	23,399	$0.67	$11,445	23,074	$0.50

Effect of dilutive securities
Stock options		132			178
Restricted stock and other	(8)	199		(12)	171

Diluted EPS
Income from continuing operations before cumulative effect of change in accounting principle available to common stockholders plus assumed conversions	$15,705	23,730	$0.66	$11,433	23,423	$0.49

	Nine Months Ended September 26, 2004			Nine Months Ended September 28, 2003
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income from continuing operations before cumulative effect of change in accounting principle available to common stockholders	$43,346	23,339	$1.86	$35,305	23,052	$1.53

Effect of dilutive securities
Stock options		188			140
Restricted stock and other	(24)	200		(42)	154

Diluted EPS
Income from continuing operations before cumulative effect of change in accounting principle available to common stockholders plus assumed conversions	$43,322	23,727	$1.83	$35,263	23,346	$1.51

7. The Company’s comprehensive income consisted of the following:

	Quarter Ended		Nine Months Ended
(In thousands)	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Net income	$15,713	$3,667	$43,346	$28,183
Unrealized gain on derivative contracts (net of deferred taxes)	827	1,270	3,066	3,489
Minimum pension liability	—	—	4	(570)
Unrealized holding gain (loss) on equity - securities (net of deferred taxes)	(2,161)	1,397	(3,457)	2,270
Less: reclassification adjustment for gains included in net income (net of deferred taxes)	—	—	—	(3,607)

Comprehensive income	$14,379	$6,334	$42,959	$29,765

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

	Quarter Ended		Nine Months Ended
(In thousands, except per share amounts)	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Net income as reported	$15,713	$3,667	$43,346	$28,183
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,336)	(1,109)	(3,844)	(3,253)

Pro forma net income	$14,377	$2,558	$39,502	$24,930

Earning per share:
Basic – as reported	$0.67	$0.16	$1.86	$1.22

Basic – pro forma	$0.61	$0.11	$1.69	$1.08

Diluted – as reported	$0.66	$0.16	$1.83	$1.21

Diluted – pro forma	$0.61	$0.11	$1.66	$1.07

In March 2004, the FASB issued a proposed statement, Share-Based Payment, that would require that such transactions be accounted for using a fair-value-based method to recognize compensation expense. The FASB has indicated that this statement would be effective for public companies for interim or annual periods beginning after June 15, 2005 (earlier adoption is permitted). The FASB plans to issue the final statement near the end of this years’ fourth quarter although a good deal of debate over this topic continues to occur, including some bills introduced in Congress. The Company will continue to monitor the status of this proposed standard.

9. As part of the September 2000 sale of Garden State Paper Company, the Company entered into a financial newsprint swap agreement with Enron North America Corporation (Enron). In late November 2001, the Company terminated the newsprint swap agreement for reasons including misrepresentations made by Enron at the time the contract was signed. Enron filed for bankruptcy shortly thereafter. The Company believes that no further payments are due by either party under the agreement. Enron disputes the Company’s position and, in late 2003, filed a claim for $26.7 million plus interest and certain declaratory relief. The Company believes that its position is correct and has filed various motions to dismiss the claim or to remove it from the bankruptcy court. A mediation session was held late in the second quarter and an additional session was held early in the fourth quarter. The Company does not believe that any resolution of this matter will be material to its results of operations, financial position or cash flow.

10. In October 2003, the Company sold Media General Financial Services, Inc. (MGFS), a component of its Interactive Media Division. The Company recorded an after-tax gain of $6.8 million (net of income taxes of $3.9 million). The results of MGFS, which have been presented as income from discontinued operations in the accompanying consolidated statements of operations, were as follows for the third quarter and first nine months of 2003: revenues of $1.2 million and $3.7 million, costs and expenses of $.7 million and $2.2 million, and income from discontinued operations of $.3 million and $1 million (net of $.2 million and $.5 million in income taxes).

11. The Company has a one-third partnership interest in SP Newsprint Company (SPNC) which it accounts for under the equity method. The Company has agreed to contribute additional equity (up to $4.7 million) if SPNC’s liquidity, as defined, were to fall below a specified threshold. This agreement terminates on December 31, 2005.

12. The Company adopted FASB Interpretation 46, Consolidation of Variable Interest Entities, as of the beginning of the third quarter in 2003 and began consolidating certain Variable Interest Entities which own real property leased to the Company. Upon adoption, the Company added $86 million of assets (primarily buildings), $94 million of liabilities (primarily debt) and recognized a cumulative effect of change in accounting principle of $8.1 million (net of $3.4 million in taxes).

13. In September 2004, the Securities and Exchange Commission announced that the residual method (until now, a method in common use) will no longer be accepted as an appropriate method to value acquired assets other than goodwill. Effective no later than the beginning of the first fiscal year beginning after December 15, 2004, registrants will be required to use a direct method for impairment testing on all identifiable intangible assets, including those previously valued using the residual method; any loss as a result of this test would be reported as a change in accounting principle. The Company’s FCC licenses were originally valued using a residual method. The Company is evaluating the impact, if any, that this changed method may have on its financial position or results of operations.

14. In August 2001, the Company filed a universal shelf registration for combined public debt or equity securities totaling up to $1.2 billion. The Company’s subsidiaries are 100% owned except for certain VIEs; all subsidiaries except those in the non-guarantor columns that follow (which include the VIEs and the Company’s discontinued operations) currently guarantee the debt securities issued from the shelf. These guarantees are full and unconditional and on a joint and several basis. The following financial information presents condensed consolidating balance sheets, statements of operations, and statements of cash flows for the parent company, the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries, together with certain eliminations.

Media General, Inc.

Condensed Consolidating Balance Sheets

As of September 26, 2004

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$6,232	$2,918	$—	$—	$9,150
Accounts receivable, net	—	104,738	—	—	104,738
Inventories	2	7,749	—	—	7,751
Other	41,148	59,759	297	(60,670)	40,534

Total current assets	47,382	175,164	297	(60,670)	162,173

Investments in unconsolidated affiliates	10,777	79,551	—	—	90,328
Investments in and advances to subsidiaries	1,661,637	990,429	5,721	(2,657,787)	—
Other assets	35,369	21,534	1,019	—	57,922
Property, plant and equipment, net	20,310	329,659	80,577	(2,400)	428,146
Excess of cost over fair value of net identifiable assets of acquired businesses, net	—	832,004	—	—	832,004
FCC licenses and other intangibles, net	—	795,444	—	—	795,444

Total assets	$1,775,475	$3,223,785	$87,614	$(2,720,857)	$2,366,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,876	$15,028	$—	$(6)	$21,898
Accrued expenses and other liabilities	58,982	90,797	297	(60,670)	89,406

Total current liabilities	65,858	105,825	297	(60,676)	111,304

Long-term debt	485,454	—	95,320	—	580,774
Deferred income taxes	(61,415)	440,699	—	—	379,284
Other liabilities and deferred credits	137,427	7,647	—	1,787	146,861

Stockholders’ equity
Common stock	118,641	4,872	—	(4,872)	118,641
Additional paid-in capital	43,705	2,027,288	4,187	(2,031,475)	43,705
Accumulated other comprehensive loss	(51,235)	(136)	—	—	(51,371)
Unearned compensation	(9,974)	—	—	—	(9,974)
Retained earnings	1,047,014	637,590	(12,190)	(625,621)	1,046,793

Total stockholders’ equity	1,148,151	2,669,614	(8,003)	(2,661,968)	1,147,794

Total liabilities and stockholders’ equity	$1,775,475	$3,223,785	$87,614	$(2,720,857)	$2,366,017

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

Media General, Inc.

Condensed Consolidating Statements of Operations

Three Months Ended September 26, 2004

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$41,888	$247,241	$—	$(71,485)	$217,644

Operating costs:
Production	—	94,333	—	—	94,333
Selling, general and administrative	40,320	107,608	—	(72,052)	75,876
Depreciation and amortization	519	14,473	717	—	15,709

Total operating costs	40,839	216,414	717	(72,052)	185,918

Operating income (loss)	1,049	30,827	(717)	567	31,726

Operating income (expense):
Interest expense	(7,019)	(1)	(623)	—	(7,643)
Investment income – unconsolidated affiliates	207	316	—	—	523
Investment income (loss) – consolidated affiliates	18,916	—	—	(18,916)	—
Other, net	300	35	567	(567)	335

Total other income (expense)	12,404	350	(56)	(19,483)	(6,785)

Income (loss) before income taxes	13,453	31,177	(773)	(18,916)	24,941
Income tax expense (benefit)	(2,260)	11,488	—	—	9,228

Net income (loss)	15,713	19,689	(773)	(18,916)	15,713

Other comprehensive income (loss) (net of tax)	827	(2,161)	—	—	(1,334)

Comprehensive income (loss)	$16,540	$17,528	$(773)	$(18,916)	$14,379

Media General, Inc.

Condensed Consolidating Statements of Operations

Nine Months Ended September 26, 2004

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$126,675	$739,586	$—	$(215,571)	$650,690

Operating costs:
Production	—	280,037	—	—	280,037
Selling, general and administrative	122,275	325,560	—	(217,078)	230,757
Depreciation and amortization	1,795	45,334	2,151	—	49,280

Total operating costs	124,070	650,931	2,151	(217,078)	560,074

Operating income (loss)	2,605	88,655	(2,151)	1,507	90,616

Operating income (expense):
Interest expense	(21,482)	(4)	(1,685)	—	(23,171)
Investment income (loss) – unconsolidated affiliates	355	(25)	—	—	330
Investment income (loss) – consolidated affiliates	53,608	—	—	(53,608)	—
Other, net	881	147	1,507	(1,507)	1,028

Total other income (expense)	33,362	118	(178)	(55,115)	(21,813)

Income (loss) before income taxes	35,967	88,773	(2,329)	(53,608)	68,803
Income tax expense (benefit)	(7,379)	32,836	—	—	25,457

Net income (loss)	43,346	55,937	(2,329)	(53,608)	43,346
Other comprehensive income (loss) (net of tax)	3,070	(3,457)	—	—	(387)

Comprehensive income (loss)	$46,416	$52,480	$(2,329)	$(53,608)	$42,959

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

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 26, 2004

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Media General Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$51,850	$27,738	$137	$79,725

Cash flows from investing activities:
Capital expenditures	(2,245)	(27,260)	—	(29,505)
Purchases of Investment	—	(2,147)	—	(2,147)
Other, net	29	1,355	—	1,384

Net cash used by investing activities	(2,216)	(28,052)	—	(30,268)

Cash flows from financing activities:
Increase in debt	244,500	—	—	244,500
Repayment of debt	(291,015)	—	—	(291,015)
Cash dividends paid	(14,208)	—	—	(14,208)
Other, net	9,978	—	(137)	9,841

Net cash used by financing activities	(50,745)	—	(137)	(50,882)

Net decrease in cash and cash equivalents	(1,111)	(314)	—	(1,425)
Cash and cash equivalents at beginning of year	7,343	3,232	—	10,575

Cash and cash equivalents at end of period	$6,232	$2,918	$—	$9,150

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Nine months Ended September 28, 2003

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Media General Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$71,473	$8,033	$54	$79,560

Cash flows from investing activities:
Capital expenditures	(1,898)	(20,852)	(11)	(22,761)
Proceeds from sale of investment	—	16,840	—	16,840
Contribution to unconsolidated affiliate	—	(2,000)	—	(2,000)
Other investments	—	(3,185)	—	(3,185)
Other, net	16	10	—	26

Net cash used by investing activities	(1,882)	(9,187)	(11)	(11,080)

Cash flows from financing activities:
Increase in debt	216,000	—	—	216,000
Repayment of debt	(277,464)	—	—	(277,464)
Cash dividends paid	(13,328)	—	—	(13,328)
Other, net	3,369	—	(43)	3,326

Net cash used by financing activities	(71,423)	—	(43)	(71,466)

Net decrease in cash and cash equivalents	(1,832)	(1,154)	—	(2,986)
Cash and cash equivalents at beginning of year	6,932	4,347	—	11,279

Cash and cash equivalents at end of period	$5,100	$3,193	$—	$8,293

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Media General is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, television stations and interactive media.

The Company’s fiscal year ends on the last Sunday in December.

RESULTS OF OPERATIONS

Third quarter and year-to-date comparative results were impacted by several prior-year items including the July 2003 adoption of FIN 46, Consolidation of Variable Interest Entities, and the Company’s 2003 fourth quarter sale of Media General Financial Services, Inc. (MGFS) which led to that unit’s results being shown as income from discontinued operations. Year-to-date results in 2003 were also influenced by a first quarter after-tax gain of $3.7 million ($0.16 per diluted share) attributable to the Company’s sale of its Hoover’s stock to Dun & Bradstreet.

Income from continuing operations in 2004 before cumulative effect of change in accounting principle increased $4.3 million (37%) over last year’s equivalent quarter. The Company’s improved performance was primarily attributable to a 32% increase in Broadcast segment operating profit, as Political revenues flourished in this election year and advertising revenues were bolstered by the Summer Olympics. The Publishing Division also contributed nicely to the improved results as operating profits rose 5.2%, led by growth in Classified advertising. The Company’s share of SP Newsprint’s (SPNC) results in the quarter was income of $.3 million (a $1.5 million improvement from the prior year) and represented SPNC’s first profitable quarter since late 2001. This milestone at SPNC was achieved as the result of a rise in newsprint selling price over the prior-year’s equivalent quarter, partially offset by lower sales volume. Lower interest expense also contributed to the quarter’s favorable results due to a decreased average debt level.

An $11.7 million (37%) increase in income from continuing operations before cumulative effect of change in accounting principle adjusted for the Hoover’s gain in the first nine months of this year was the result of a combination of the same factors which positively impacted the third quarter. The improvement was largely spurred by a 10.5% increase in segment operating profits, a significantly reduced year-over-year loss at SPNC, and an 11.8% decrease in interest expense. Broadcast Division segment profits represented a 33% improvement over the prior year as revenues continued to prosper on particularly robust Political advertising. In the Publishing Division, segment profits were up 5% as Classified advertising revenues remained strong. SPNC’s significantly improved performance (from a loss of $4.9 million in the prior year to just shy of break-even in the current year) was principally attributable to higher newsprint prices. Taken as a whole, the Company’s improved year-to-date performance was dampened by several factors, including: increased amortization due to the re-institution of amortization of network affiliation intangibles and the inclusion of expenses associated with the Company’s Variable Interest Entities (VIE) in 2004 (which only began in the third quarter of 2003 when FASB Interpretation 46 was adopted by the Company).

PUBLISHING

Operating income for the Publishing Division increased $1.5 million and $4.2 million in the third quarter and first nine months of the year over the comparable 2003 periods. Third quarter results reflected solid advertising revenue growth in all categories with the exception of National; this marked the Division’s eighth consecutive quarter of revenue improvement over the prior year in period-over-

period comparisons. This improvement was achieved despite this year’s onslaught of hurricanes which relentlessly struck Florida and Alabama, resulting in both reduced revenues and increased news coverage expenses. The solid year-to-date results were realized on the strength of Classified ad revenues which contributed nearly two-thirds of the Division’s overall revenue growth. As illustrated by the following chart, Classified revenues remained the Division’s stellar performer in both the quarter and year to date and continued to fuel the Division’s sustained success on the strength of robust employment advertising. Preprints were up slightly, while National revenues experienced softness (primarily in the travel and electronics categories). Preprints continued to benefit from volume gains as certain advertisers migrated from Retail. Consequently, Retail advertising fell approximately 1% in the first nine months of the year; however, the third quarter showed signs of stabilization as retail ad revenues rose modestly over the equivalent prior-year quarter.

Publishing Segment operating expenses increased $3.9 million and $12.1 million in the third quarter and first nine months of this year over the equivalent 2003 periods due to a combination of factors. Newsprint expense was up $1.3 million in the quarter and $4.1 million in the year to date as prices continued the ascent which began in August of 2002. In the quarter, a $37 per ton rise in average price led to a $1.2 million cost increase; the balance was attributable to additional consumption (due to higher advertising linage and circulation). In the year to date, a $40 per ton rise in average price accounted for the majority of the higher newsprint expense. Employee compensation and benefit costs were up $.5 million (1%) in the quarter and $3.6 million (2.4%) in the year to date due to annual salary increases and higher retirement plan expenses, partially offset by lower group health care costs. Additionally, certain departmental operating costs at the Florida properties rose approximately 10% in the quarter and nine months, the result of higher circulation expenses (due primarily to increased sales expense and subscriber discounts), increased facility costs (attributable predominantly to repair and maintenance costs), and additional expenses incurred as a result of the hurricanes.

BROADCAST

Compared to the same prior-year periods, Broadcast operating income jumped $4.8 million (32%) and $14.5 million (33%) in the third quarter and first nine months of 2004, due to a nearly 10% rise in revenues in those same periods. This improved performance was achieved despite a series of hurricanes, some of which threatened to hit and some of which actually made landfall, in Florida and Alabama throughout August and September. The following chart illustrates gains posted in all advertising categories over the prior-year equivalent periods, and includes the benefit of the Summer Olympics’ advertising. Political advertising was three and one-half times the level of last year’s third quarter and more than four and one-half times the level of last year’s first nine months due to intense congressional and presidential campaign spending. Local advertising was up approximately 3.3% in the quarter (on the strength of the services and furniture categories) and 6.5% in the year-to-date period (driven by the automotive and services categories), reflecting the results of continued aggressive sales initiatives and new selling tools employed to boost advertising by local customers. National advertising rose by approximately 3% in both the quarter and the year-to-date period (led by the automotive and service categories).

The Broadcast Division’s revenue growth rate continued to exceed that of the industry for the first eight months of the year. According to the Television Bureau of Advertising (a not-for-profit trade association of America’s broadcast television industry), time sales across the broadcast industry increased 9.6% through August 2004 compared to the Division’s 12% improvement. Assigning actual Political revenues to either the Local or National categories, as does the industry survey, National and Local advertising growth for the Company was 16.3% and 9.4%, respectively, well above the industry’s growth of 11.1% and 8.6%.

Broadcast operating expenses rose $1.6 million and $5.9 million in the third quarter and the first nine months of this year as compared to the equivalent 2003 periods. The primary factor driving these increases was higher employee compensation and benefit costs which rose 6.1% in the quarter and 6.4% in the year to date due to merit pay raises, increased sales commissions as a result of revenue growth, and higher retirement plan expenses, partially offset by lower group health care costs in the quarter. Increased programming expenses, including higher Nielsen rating fees, as well as costs associated with the hurricanes also impacted Broadcast operating expenses in the quarter and year to date.

INTERACTIVE MEDIA

In the first quarter of 2003, the Company sold its share of Hoover’s, Inc., for $16.8 million to Dun & Bradstreet, producing a pre-tax gain of $5.7 million. Excluding this gain, Interactive Media results improved $.2 million and $.5 million in the third quarter and first nine months of 2004, the result of reduced operating losses from the prior-year’s equivalent periods. Revenues increased 35% and 43% in the third quarter and year-to-date period, while expenses rose $.7 million and $2.5 million, resulting primarily from higher compensation and employee benefits expense as positions were filled to sustain the Division’s continued growth. The significant increases in the Division’s revenues were driven by vigorous Classified advertising (up 44% in the quarter and 50% in the year to date) as up-sell arrangements continued to thrive across the Division. Under these up-sell arrangements, customers pay an additional fee to have their classified advertisement placed online coincident with its publication in the newspaper. At the Company’s three metropolitan newspapers, approximately 80% to 90% of advertisers who placed classified ads in print during the quarter also chose to display their ads online. The strong sell-through rate is a key indicator of the value that consumers ascribe to online advertising.

The Interactive Media Division has continued to grow and expand its operations since the Division’s inception in January of 2001. This Division remains focused on developing new products, securing and retaining high-quality personnel, invigorating revenues through sales initiatives and enhancing content and design across all the Company’s online enterprises.

INTEREST EXPENSE

Interest expense decreased $.8 million and $3.1 million in the quarter and year to date from the equivalent year-ago periods. In the quarter, lower interest expense was achieved as the result of a $103 million decrease in average debt outstanding, partially offset by a 34 basis point rise in the Company’s effective interest rate due to an increase in LIBOR (upon which interest on borrowings under the Company’s revolving credit facility is based). Interest expense in the first nine months of this year was $3.1 million lower due to a 45 basis point decrease (primarily due to a change in the mix of the Company’s borrowings) as well as to a $25 million decline in average debt outstanding this year.

The Company uses interest rate swaps (where it pays a fixed rate and receives a floating rate) as part of an overall strategy to manage the interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR. It does not initiate such instruments for trading purposes. Toward the end of the first quarter of 2003, four of the Company’s swaps with notional amounts totaling $275 million matured; concurrently, four swaps with notional amounts totaling $200 million became effective. Toward the end of the first quarter of 2004, two of these swaps with notional amounts totaling $100 million matured, leaving two remaining swaps with notional amounts of $50 million each which mature in the first quarter of 2005. These interest rate swaps are cash flow hedges that effectively convert the covered portion of the Company’s variable rate debt to fixed rate debt with a weighted average interest rate approximating 4.6%.

INCOME TAXES

The Company’s effective tax rate on income from continuing operations was 37% in the current quarterly and year-to-date periods as compared to 36.5% in the equivalent prior-year periods. The Company has begun a preliminary analysis of the American Jobs Creation Act that was recently passed by both the House and Senate and signed by the President in October of this year. The Act provides a deduction that has the effect of reducing the Company’s tax rate and will be phased in over the next five years. The Company currently estimates the 2005 impact of the Act to be a reduction in its effective tax rate of one-half to one percentage point.

LIQUIDITY

Before recognizing the current-year $35 million contribution to the Company’s retirement plan ($21 million contributed in 2003), net cash provided by operating activities in the first nine months of 2004 was $114.7 million, 14% above the prior-year’s equivalent amount. Cash generated by operating activities enabled the Company to fund capital expenditures of $29.5 million, to pay dividends to stockholders of $14.2 million, to contribute $35 million to its retirement plan, and to reduce debt by $47 million.

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

The Company has in place a $1 billion revolving credit facility and a $1.2 billion universal shelf registration which allows for combined public debt or equity issuances (together the “Facilities”). At the end of the third quarter, there were borrowings of $275 million outstanding under the revolving credit facility and $199.9 million in senior notes outstanding under the universal shelf. The Facilities carry cross-default provisions between the revolving credit and the senior notes. The revolving credit agreement contains both interest coverage and leverage ratio covenants. These covenants, which involve debt levels, interest expense, and EBITDA (a measure of cash earnings as defined in the revolving credit agreement), can affect the Company’s maximum borrowing capacity under the Facilities. A significant drop in the Company’s EBITDA or a large increase in the Company’s debt level could make it challenging to meet the leverage ratio. The Company was in compliance with all covenants at quarter-end and expects to remain in compliance with them going forward. The Company believes that internally generated funds provided by operations, together with the unused portion of the Facilities, provide it with significant flexibility to manage working capital needs, pay dividends, finance capital expenditures, make pension contributions, and take advantage of new strategic opportunities.

OUTLOOK

Despite lost revenues and higher expenses as a result of an overactive hurricane season, the Company continues to capitalize on a strengthening economic recovery which began in late 2003. The Broadcast Division flourished in the first nine months of the year as advertising revenues, buoyed by

Political spending and Summer Olympics advertising, rebounded strongly from their depressed prior-year levels. The Broadcast Division expects sustained success in the last quarter of 2004 as intense presidential, U.S. senate and state congressional races reach a heightened pitch prior to their conclusion. The Publishing Division anticipates that advertising revenues will continue to gain momentum throughout the remainder of the year, but expects operating results to be adversely impacted by the steady ascent of newsprint prices, which began in late 2002, and is projected to continue throughout 2004 and into 2005. However, by virtue of its investment in SP Newsprint, the Company is a net beneficiary of newsprint price increases because they should translate, as they did in the third quarter, into operating performance improvement for SPNC.

The Company continues to monitor developments surrounding the Federal Communications Commission’s (FCC) new rules which would allow cross-ownership of broadcast television stations and newspapers in all but the smallest markets. As a result of a court decision this summer, the new rules continue to be stayed, and the matter was remanded to the FCC. The Company intends to file a petition prior to the end of the year to bring these issues before the Supreme Court. In the meantime, the Company is proceeding with the regular renewal of its television licenses and is requesting waivers of the FCC’s 1975 rule for several of its stations in cross-owned markets. The Company is optimistic that waivers will be granted in these markets. The Company remains open to future investments that would complement its strategic vision and foster its convergence efforts.

* * * * * *

Certain statements in this quarterly report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to the impact of new accounting standards, new tax laws, and political campaign advertising, as well as expectations regarding newsprint prices, pension contributions, litigation claims, general advertising levels, and the effects of changes to FCC regulations. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “plans,” and similar words, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

Some significant factors that could affect actual results include: changes in advertising demand, the availability and pricing of newsprint, changes in interest rates, the outcome of litigation, the performance of pension plan assets, health care cost trends, and regulatory rulings and laws.

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

Item 6. Exhibits

31.1	Section 302 Chief Executive Officer Certification
31.2	Section 302 Chief Financial Officer Certification
32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

DATE: November 4, 2004	/s/ J. Stewart Bryan III
J. Stewart Bryan III
Chairman and Chief Executive Officer

DATE: November 4, 2004	/s/ Marshall N. Morton
Marshall N. Morton
Vice Chairman and Chief Financial Officer