Form 10-K
period 2004-12-26
MEDIA GENERAL INC
filed 2005-03-10
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2004

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

The aggregate market value of voting and non-voting stock held by nonaffiliates of the registrant, based upon the closing price of the Company’s Class A Common Stock as reported on the New York Stock Exchange, as of June 27, 2004, was approximately $1,405,200,000.

The number of shares of Class A Common Stock outstanding on January 30, 2005, was 23,392,004. The number of shares of Class B Common Stock outstanding on January 30, 2005, was 555,992.

The Company makes available on its website, www.mediageneral.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as soon as reasonably practicable after being electronically filed with the Securities and Exchange Commission.

Part I, Part II and Part III incorporate information by reference from the Annual Report to Stockholders for the year ended December 26, 2004. Part III also incorporates information by reference from the proxy statement for the Annual Meeting of Stockholders to be held on April 28, 2005.

Index to Media General, Inc.

Annual Report on Form 10-K for the Year Ended December 26, 2004

Part I

Item 1. Business

General

Media General, Inc., is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, television stations, and interactive media. The Company employs approximately 7,400 people on a full or part-time basis. The Company’s businesses are somewhat seasonal; the second and fourth quarters are typically stronger than the first and third quarters.

The Company owns 25 daily newspapers and nearly 100 other publications, as well as 26 (21 southeastern) television stations. The Company also operates more than 50 online enterprises. In recent years the Company has placed significant emphasis on convergence. Convergence combines the unique strengths of newspapers, television, and the Internet to enable the Company to better gather and present news and information to its readers, viewers, and users and on behalf of its advertisers. These efforts were initiated in the Tampa market, where The Tampa Tribune, WFLA-TV and TBO.com share the Company’s News Center facility and work side by side to provide the most comprehensive news, information and entertainment in that market. The success of this initial venture led the Company to introduce convergence to five additional markets in the Southeast where it operates newspapers, television stations, and websites in contiguous regions.

In June 2003, the Federal Communications Commission (FCC) revised its media ownership regulations. The FCC’s new rules allowed common-ownership of broadcast stations and newspapers in all large markets, and would allow cross-ownership on a more limited basis in all but the smallest markets. The new regulations, including new television duopoly rules, were put on hold and then sent back to the FCC as part of a judicial review process. While the FCC has declined to pursue the matter any further, the Company has filed a petition with the United States Supreme Court seeking review of the prior proceedings, as have others. The Company believes that the old ownership regulations, which date from 1975 (and the revised rules to a lesser degree), impinge on the Company’s First Amendment rights. It believes that the ban on cross-ownership should be lifted in all markets. A favorable ruling would afford the Company greater opportunities to expand its convergence efforts in the Southeast. If the Supreme Court declines to hear the matter, media ownership issues will be considered further by the FCC. In either case, the resolution of this matter will take some time. While this process continues, the Company is seeking license renewals and waivers from the FCC for several of its television stations where the Company’s cross-ownership remains an issue under the 1975 regulations.

Industry Segments

The Company operates in three significant industry segments. For financial information related to these segments see pages 40 and 41 of the 2004 Annual Report to Stockholders, which are incorporated herein by reference. These segments are Publishing, Broadcast, and Interactive Media. Additional information related to each of the Company’s significant industry segments is included below.

Publishing Business

At December 26, 2004, the Company’s wholly owned publishing operations included daily and Sunday newspapers in Virginia, North Carolina, South Carolina, Alabama, and Florida. For a summary of the Company’s daily and Sunday newspapers, see the foldout chart in the 2004 Annual Report to Stockholders, which is incorporated herein by reference. Combined average paid circulation for these newspapers in 2004 was as follows:

Newspaper Location	Daily	Sunday	Weekly
Virginia	352,000	404,000	53,000
Florida	242,000	320,000	1,000
North Carolina	168,000	179,000	8,000
Alabama	48,000	50,000	3,000
South Carolina	33,000	36,000	8,000

The Company also holds 20% of the common stock of The Denver Post Corporation, the parent company of The Denver Post, a daily newspaper in Denver, Colorado. The Denver Post and the Rocky Mountain News operate under a Joint Operating Agreement under which the newspapers combined their advertising, circulation and production operations, while maintaining separate newsrooms. Subsequent to the end of 2004, the majority owner of The Denver Post Corporation exercised its option to buy the Company’s 20% ownership position. The terms of the option are described more fully in Note 4.

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

The primary raw material used by the Company in its publishing operations is newsprint, which is purchased at market prices from various Canadian and United States sources, including SP Newsprint Company (SPNC), in which the Company owns a one-third equity interest. SPNC has mills in Dublin, Georgia, and Newberg, Oregon, with a combined annual capacity in excess of 1 million short tons. The publishing operations of the Company consumed approximately 135,000 short tons of newsprint in 2004. Management of the Company believes that sources of supply under existing arrangements, including a commitment to purchase 55,000 short tons from SPNC, will be adequate in 2005.

Broadcast Business

The ownership, operation and sale of broadcast television stations, including those licensed to the Company, are subject to the jurisdiction of the FCC, which engages in extensive regulation of the broadcasting industry under authority granted by the Communications Act of 1934 (Communications Act) and the rules and regulations of the FCC. The Communications Act requires broadcasters to serve the public interest. Among other things, the FCC assigns frequency bands; determines stations’ locations and operating parameters; issues, renews, revokes and modifies station licenses; regulates and limits changes in ownership or control of station licenses; regulates equipment used by stations; regulates station employment practices; regulates certain program content and commercial matters in children’s programming; has the authority to impose penalties for violations of its rules or the Communications Act; and imposes annual fees on stations. Reference should be made to the Communications Act, as well as to the FCC’s rules, public notices and rulings for further information concerning the nature and extent of federal regulation of broadcast television stations.

The Broadcast Television Division operates 26 network-affiliated television stations in the United States. The following table sets forth certain information on each of these stations:

Station Location and Affiliation	National Market Rank (a)	Station Rank (a) *	Audience % Share (a) *	Expiration Date of FCC License (b)	Expiration Date of Network Agreement
WFLA-TV NBC Tampa, FL	13	1	12%	2/1/05	12/31/11

WSPA-TV CBS Greenville, SC Spartanburg, SC	35	1	13%	12/1/04	6/30/15
Satellite:
WNEG-TV, Toccoa, GA				4/1/05

WASV-TV UPN Asheville, NC	35	6	2%	12/1/04	10/31/07

WIAT-TV CBS Birmingham, AL	40	3	9%	4/1/05	12/31/14

WJWB-TV WB Jacksonville, FL	52	6	4%	2/1/05	8/31/05

WKRG-TV CBS Mobile, AL Pensacola, FL	63	1	15%	4/1/05	4/2/15

WTVQ-TV ABC Lexington, KY	64	3	7%	8/1/05	1/1/06

KWCH-TV CBS Wichita, KS	66	1	19%	6/1/06	6/30/15
Satellites in Kansas:
KBSD-TV, Dodge City
KBSH-TV, Hays
KBSL-TV, Goodland

WSLS-TV NBC Roanoke, VA	67	3	12%	10/1/04	12/31/11

Station Location and Affiliation	National Market Rank (a)	Station Rank (a) *	Audience % Share (a) *	Expiration Date of FCC License (b)	Expiration Date of Network Agreement
WDEF-TV CBS Chattanooga, TN	86	3	12%	8/1/05	12/31/14

WJHL-TV CBS Johnson City, TN	89	2	14%	8/1/05	12/31/14

WJTV-TV CBS Jackson, MS	91	1	18%	6/1/05	12/31/14

WSAV-TV NBC Savannah, GA	98	2	12%	4/1/05	12/31/11

WCBD-TV NBC Charleston, SC	101	2	15%	12/1/04	12/31/11

WNCT-TV CBS Greenville, NC	105	1	16%	12/1/04	12/31/14

WBTW-TV CBS Florence, SC Myrtle Beach, SC	108	1	24%	12/1/04	6/30/15

WJBF-TV ABC Augusta, GA	115	2	16%	4/1/05	3/6/05

WRBL-TV CBS Columbus, GA	125	2	12%	4/1/05	3/31/15

KIMT-TV CBS Mason City, IA	153	1	17%	2/1/06	6/30/15

WMBB-TV ABC Panama City, FL	160	1	17%	2/1/05	3/6/05

WHLT-TV CBS Hattiesburg, MS	168	2	9%	6/1/05	8/31/15

KALB-TV NBC Alexandria, LA	176	1	25%	6/1/05	12/31/11

(a)	Source: November 2004 Nielsen Media Research.
(b)	Television broadcast licenses are granted for maximum terms of eight years and are subject to renewal upon application to the FCC; applications are pending for all stations whose expiration is earlier than 8/1/05.
*	Sign-On to Sign-Off, Households

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

The television broadcast industry presently is implementing the transition from analog to digital technology in accordance with a mandated conversion timetable established by the Communications Act of the FCC. Twenty-one of the Company’s television stations have begun digital broadcasting and five have been granted temporary waivers of their construction deadlines by the FCC.

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

Interactive Media Business

In January 2001 the Company launched its Interactive Media Division (IMD), which operates in conjunction with its Publishing and Broadcast Divisions to provide online news, information and entertainment to its customers without geographic restrictions. The Division is comprised of more than 50 interactive enterprises, as well as minority investments in several companies. In October 2003, the Company sold Media General Financial Services, Inc., a component of its IMD. During 2002, the Division purchased the assets of Boxerjam Media, an online puzzle and game provider. The Division continues to focus on two important areas of the interactive business: improving content and driving advertising sales. As the Internet is both a medium and a marketplace, direct online sales are increasing because of expanded viewership and enhanced content. This increasing popularity has enabled the Company’s two largest websites, TBO.com and timesdispatch.com, to become profitable in 2004.

Among the online enterprises included in the Interactive Media Division, each of the Company’s daily newspapers and television stations is affiliated with a website featuring content from its published products or its television offerings. Online revenues are derived primarily from advertising, which includes various classified products as well as banner and sponsorship advertisements. The most successful revenue initiatives have involved classified products placed on the Company’s websites; these products represent approximately 65% of the Division’s revenues in 2004. The majority of these revenues are derived from upsell arrangements which have been successfully rolled-out to all markets. Under these upsell arrangements, customers pay an additional fee to have their classified advertisement placed online simultaneously with its publication in the newspaper.

The Interactive Media Division is acting as a catalyst in the Company’s convergence efforts, which can best be seen at TBO.com, where content from both The Tampa Tribune and WFLA-TV is combined with new content produced by TBO.com and leveraged to create the most comprehensive online news and information service in the Tampa metropolitan area. The Company expects that the Division will become cash flow positive late in 2006.

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

Item 2. Properties

The headquarters buildings of Media General, Inc., and the Richmond Times-Dispatch are adjacent to one another in downtown Richmond, Virginia. The Company includes in its results the Variable Interest Entity (VIE) that owns both of these buildings; the Company has an option to purchase these buildings. The Company owns a third adjacent building which houses the Interactive Media Division’s and Broadcast Division’s management. The Richmond newspaper is printed at a production and distribution facility located on a site (approximately 80 acres) in Hanover County, Virginia, near Richmond; the acreage beyond the foreseeable needs of the Company is being actively marketed. The Company owns eight other daily newspapers in Virginia, all of which are printed in or around their respective cities at production and distribution facilities situated on parcels of land ranging from one-half acre to six acres. The Tampa, Florida, newspaper is located in a single unit production plant and office building located on a six acre tract in that city. The headquarters of the Company’s Brooksville and Sebring, Florida, daily newspapers are located on leased property in their respective cities; however, these newspapers are printed at the Tampa production facility. The Winston-Salem newspaper is headquartered in one facility in downtown Winston-Salem; its newspaper is printed at a production and distribution facility located on a nearby 11 acre site. The remaining twelve daily newspapers (seven in North Carolina, three in Alabama, and one each in South Carolina and Florida) are printed at production and distribution facilities on sites which range from one-half acre to seven acres, all located in or around their respective cities. The Company owns substantially all of its newspaper production equipment, production buildings and the land where these production facilities reside.

The Company’s broadcast television station, WFLA-TV in Tampa, Florida, occupies its headquarters and studio building; the Company includes in its results the VIE that owns this building and has an option to purchase the building. This building adjoins The Tampa Tribune. This structure also serves as a multimedia news center where efforts are combined and information is shared among The Tampa Tribune, WFLA-TV and TBO.com.

The Company’s 26 television stations are located in 12 states (ten southeastern) as follows: four each in Georgia and Kansas; three in Florida and South Carolina; two each in Alabama, Mississippi, North Carolina, and Tennessee; and one in Iowa, Kentucky, Louisiana, and Virginia. Substantially all of the television stations are located on land owned by the Company. Seventeen station tower sites are owned by the Company; nine are leased.

The Interactive Media Division operates out of and in conjunction with the Publishing and Broadcast properties.

The Company considers all of its properties, together with the related machinery and equipment contained therein, to be well maintained, in good operating condition, and adequate for its present and foreseeable future needs.

Item 3. Legal Proceedings

As part of its third quarter 2000 sale of Garden State Paper, the Company entered into a seven-year financial newsprint swap agreement with Enron North America Corporation (Enron). In late November of 2001 the Company terminated the newsprint swap agreement for reasons including misrepresentations made by Enron at the time the contract was signed. Enron filed for bankruptcy shortly thereafter. The Company believed that no further payments were due by either party under the agreement. Enron disputed the Company’s position, and in late 2003, filed a claim for damages and certain declaratory relief. The Company has since settled this matter together with certain claims that it had made against the Enron bankruptcy estate for an amount less than it had accrued.

Item 4. Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

Name	Age	Position and Office	Year First Took Office*
J. Stewart Bryan III	66	Chairman, Chief Executive Officer	1985

Marshall N. Morton	59	Vice Chairman, Chief Financial Officer	1989

O. Reid Ashe, Jr.	56	President, Chief Operating Officer	2001

H. Graham Woodlief, Jr.	60	Vice President, President of Publishing Division	1989

James A. Zimmerman	58	Vice President, President of Broadcast Division	2001

Name	Age	Position and Office	Year First Took Office*
Neal F. Fondren	46	Vice President, President of Interactive Media Division	2001

Lou Anne J. Nabhan	50	Vice President, Corporate Communications	2001

Stephen Y. Dickinson	59	Controller	1989

George L. Mahoney	52	General Counsel, Secretary	1993

John A. Schauss	49	Treasurer	2001

*	The year indicated is the year in which the officer first assumed an office with the Company.

Officers of the Company are elected at the Annual Meeting of the Board of Directors to serve, unless sooner removed, until the next Annual Meeting of the Board of Directors and/or until their successors are duly elected and qualified.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Reference is made to page 49 of the 2004 Annual Report to Stockholders, which is incorporated herein by reference, for information required by this item.

Item 6. Selected Financial Data

Reference is made to pages 50 and 51 of the 2004 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to pages 19 through 25 of the 2004 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to pages 23, 34, and 39 of the 2004 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.

Item 8. Financial Statements and Supplementary Data

Consolidated financial statements of the Company as of December 26, 2004, and December 28, 2003, and for each of the three fiscal years in the period ended December 26, 2004, and the independent registered public accounting firm’s report thereon, as well as the Company’s unaudited quarterly financial data for the fiscal years ended December 26, 2004, and December 28, 2003, are incorporated herein by reference from the 2004 Annual Report to Stockholders pages 28 through 49.

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

The Company’s attestation report on internal control over financial reporting as of December 26, 2004, and the independent registered public accounting firm’s report on internal control over financial reporting as of December 26, 2004, are incorporated herein by reference from the 2004 Annual Report to Stockholders pages 26 and 27.

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 26, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 28, 2005, with respect to directors, executive officers, Code of Business Conduct and Ethics, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, except as to certain information regarding executive officers included in Part I.

Item 11. Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 28, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 28, 2005.

Item 13. Certain Relationships and Related Transactions

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 28, 2005.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 28, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. and 2. Financial Statement Schedules

The financial statements and schedules listed in the accompanying index to financial statements and financial schedules are filed as part of this annual report.

3.    Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of this annual report.

Index to Financial Statements and Financial Statement Schedules - Item 15(a)

	Form 10-K	Annual Report to Stockholders
Media General, Inc. (Registrant)
Report of management on Media General, Inc.’s internal control over financial reporting		26
Report of independent registered public accounting firm on internal control over financial reporting		27
Report of independent registered public accounting firm		28
Consolidated statements of operations for the fiscal years ended December 26, 2004, December 28, 2003, and December 29, 2002		29
Consolidated balance sheets at December 26, 2004, and December 28, 2003		30-31
Consolidated statements of stockholders’ equity for the fiscal years ended December 26, 2004, December 28, 2003, and December 29, 2002		32
Consolidated statements of cash flows for the fiscal years ended December 26, 2004, December 28, 2003, and December 29, 2002		33
Notes 1 through 11 to the consolidated financial statements		34-48
Note 12 to the consolidated financial statements	11-19
Schedule:
II - Valuation and qualifying accounts and reserves for the fiscal years ended December 26, 2004, December 28, 2003, and December 29, 2002	20

Schedules other than Schedule II, listed above, are omitted since they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

The consolidated financial statements of Media General, Inc. (except for Note 12 which is provided below), listed in the above index which are included in the Annual Report to Stockholders of Media General, Inc., for the fiscal year ended December 26, 2004, are incorporated herein by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Parts I, II and III, the 2004 Annual Report to Stockholders is not deemed filed as part of this report.

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

Media General, Inc.

Condensed Consolidating Balance Sheets

As of December 26, 2004

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$7,584	$2,239	$—	$—	$9,823
Accounts receivable, net	—	117,177	—	—	117,177
Inventories	2	8,019	—	—	8,021
Other	47,698	52,664	322	(64,858)	35,826

Total current assets	55,284	180,099	322	(64,858)	170,847

Investments in unconsolidated affiliates	11,165	82,112	—	—	93,277
Investments in and advances to subsidiaries	1,644,510	1,040,800	5,721	(2,691,031)	—
Other assets	36,745	22,017	914	—	59,676
Property, plant and equipment, net	17,523	327,316	79,860	(2,400)	422,299
Excess of cost over fair value of net identifiable assets of acquired businesses	—	832,004	—	—	832,004
FCC licenses and other intangibles	—	790,709	—	—	790,709

Total assets	$1,765,227	$3,275,057	$86,817	$(2,758,289)	$2,368,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,043	$15,963	$—	$(6)	$27,000
Accrued expenses and other liabilities	67,792	88,907	322	(64,858)	92,163
Income taxes payable	—	7,708	—	—	7,708

Total current liabilities	78,835	112,578	322	(64,864)	126,871

Long-term debt	437,960	—	95,320	—	533,280
Deferred income taxes	(60,039)	450,171	—	—	390,132
Other liabilities and deferred credits	126,278	6,695	—	1,787	134,760

Stockholders’ equity
Common stock	118,930	4,872	—	(4,872)	118,930
Additional paid-in capital	46,067	2,027,288	4,187	(2,031,475)	46,067
Accumulated other comprehensive income (loss)	(52,502)	1,850	—	—	(50,652)
Unearned compensation	(9,408)	—	—	—	(9,408)
Retained earnings	1,079,106	671,603	(13,012)	(658,865)	1,078,832

Total stockholders’ equity	1,182,193	2,705,613	(8,825)	(2,695,212)	1,183,769

Total liabilities and stockholders’ equity	$1,765,227	$3,275,057	$86,817	$(2,758,289)	$2,368,812

Media General, Inc.

Condensed Consolidating Balance Sheets

As of December 28, 2003

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$7,343	$3,232	$—	$—	$10,575
Accounts receivable, net	—	113,226	—	—	113,226
Inventories	2	6,169	—	—	6,171
Other	41,742	53,260	261	(62,614)	32,649

Total current assets	49,087	175,887	261	(62,614)	162,621

Investments in unconsolidated affiliates	10,418	79,576	—	—	89,994
Investments in and advances to subsidiaries	1,691,763	906,696	5,721	(2,604,180)	—
Other assets	33,492	25,450	1,335	—	60,277
Property, plant and equipment, net	21,027	332,734	82,727	(2,400)	434,088
Excess of cost over fair value of net identifiable assets of acquired businesses	—	832,004	—	—	832,004
FCC licenses and other intangibles	—	807,771	—	—	807,771

Total assets	$1,805,787	$3,160,118	$90,044	$(2,669,194)	$2,386,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,352	$12,864	$—	$(6)	$22,210
Accrued expenses and other liabilities	60,497	85,281	261	(62,615)	83,424
Income taxes payable	—	8,769	—	—	8,769

Total current liabilities	69,849	106,914	261	(62,621)	114,403

Long-term debt	531,969	—	95,320	—	627,289
Deferred income taxes	(66,494)	429,263	—	—	362,769
Other liabilities and deferred credits	166,238	6,808	—	1,787	174,833

Stockholders’ equity
Common stock	117,727	4,872	—	(4,872)	117,727
Additional paid-in capital	34,595	2,027,288	4,187	(2,031,475)	34,595
Accumulated other comprehensive income (loss)	(54,304)	3,320	—	—	(50,984)
Unearned compensation	(11,670)	—	—	—	(11,670)
Retained earnings	1,017,877	581,653	(9,724)	(572,013)	1,017,793

Total stockholders’ equity	1,104,225	2,617,133	(5,537)	(2,608,360)	1,107,461

Total liabilities and stockholders’ equity	$1,805,787	$3,160,118	$90,044	$(2,669,194)	$2,386,755

Media General, Inc.

Condensed Consolidating Statements of Operations

Fiscal Year Ended December 26, 2004

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$171,616	$1,019,061	$—	$(290,257)	$900,420

Operating costs:
Production	—	375,752	—	—	375,752
Selling, general and administrative	161,033	440,699	—	(292,432)	309,300
Depreciation and amortization	2,408	60,760	2,868	—	66,036

Total operating costs	163,441	877,211	2,868	(292,432)	751,088

Operating income (loss)	8,175	141,850	(2,868)	2,175	149,332

Operating income (expense):
Interest expense	(28,672)	(5)	(2,405)	—	(31,082)
Investment income – unconsolidated affiliates	743	808	—	—	1,551
Investment income – consolidated affiliates	86,852	—	—	(86,852)	—
Other, net	7,310	167	2,175	(2,175)	7,477

Total other income (expense)	66,233	970	(230)	(89,027)	(22,054)

Income (loss) before income taxes	74,408	142,820	(3,098)	(86,852)	127,278
Income tax expense (benefit)	(5,777)	52,870	—	—	47,093

Net income (loss)	80,185	89,950	(3,098)	(86,852)	80,185
Other comprehensive income (loss) (net of tax)	1,802	(1,470)	—	—	332

Comprehensive income (loss)	$81,987	$88,480	$(3,098)	$(86,852)	$80,517

Media General, Inc.

Condensed Consolidating Statements of Operations

Fiscal Year Ended December 28, 2003

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$161,617	$954,955	$—	$(279,149)	$837,423

Operating costs:
Production	—	356,694	—	—	356,694
Selling, general and administrative	158,509	414,563	—	(280,086)	292,986
Depreciation and amortization	3,518	60,515	1,434	—	65,467

Total operating costs	162,027	831,772	1,434	(280,086)	715,147

Operating income (loss)	(410)	123,183	(1,434)	937	122,276

Operating income (expense):
Interest expense	(33,356)	(5)	(1,063)	—	(34,424)
Investment income (loss) – unconsolidated affiliates	709	(5,381)	—	—	(4,672)
Investment income – consolidated affiliates	68,807	—	—	(68,807)	—
Other, net	5,024	5,642	937	(937)	10,666

Total other income (expense)	41,184	256	(126)	(69,744)	(28,430)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	40,774	123,439	(1,560)	(68,807)	93,846
Income tax expense (benefit)	(11,157)	45,957	—	—	34,800

Income (loss) from continuing operations before cumulative effect of change in accounting principle	51,931	77,482	(1,560)	(68,807)	59,046
Income from discontinued operations	—	—	964	—	964
Gain on sale of discontinued operations	6,754	—	—	—	6,754
Cumulative effect of change in accounting principle	—	—	(8,079)	—	(8,079)

Net income (loss)	58,685	77,482	(8,675)	(68,807)	58,685

Other comprehensive loss (net of tax)	(3,985)	(220)	—	—	(4,205)

Comprehensive income (loss)	$54,700	$77,262	$(8,675)	$(68,807)	$54,480

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

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Fiscal Year Ended December 26, 2004

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Media General Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$102,987	$35,210	$191	$138,388

Cash flows from investing activities:
Capital expenditures	(2,425)	(35,410)	—	(37,835)
Other investments	—	(2,204)	—	(2,204)
Other, net	29	1,411	—	1,440

Net cash used by investing activities	(2,396)	(36,203)	—	(38,599)

Cash flows from financing activities:
Increase in debt	313,500	—	—	313,500
Repayment of debt	(407,509)	—	—	(407,509)
Cash dividends paid	(18,955)	—	—	(18,955)
Other, net	12,614	—	(191)	12,423

Net cash used by financing activities	(100,350)	—	(191)	(100,541)

Net increase (decrease) in cash and cash equivalents	241	(993)	—	(752)
Cash and cash equivalents at beginning of year	7,343	3,232	—	10,575

Cash and cash equivalents at end of period	$7,584	$2,239	$—	$9,823

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Fiscal Year Ended December 28, 2003

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Media General Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$110,517	$16,151	$95	$126,763

Cash flows from investing activities:
Capital expenditures	(2,506)	(29,258)	(10)	(31,774)
Purchase of business	—	(375)	—	(375)
Proceeds from sale of investment and discontinued operations	12,446	16,840	—	29,286
Contribution to unconsolidated affiliate	—	(2,000)	—	(2,000)
Other investments	—	(2,973)	—	(2,973)
Other, net	20	500	—	520

Net cash provided (used) by investing activities	9,960	(17,266)	(10)	(7,316)

Cash flows from financing activities:
Increase in debt	286,000	—	—	286,000
Repayment of debt	(396,968)	—	—	(396,968)
Cash dividends paid	(17,800)	—	—	(17,800)
Other, net	8,702	—	(85)	8,617

Net cash used by financing activities	(120,066)	—	(85)	(120,151)

Net increase (decrease) in cash and cash equivalents	411	(1,115)	—	(704)
Cash and cash equivalents at beginning of year	6,932	4,347	—	11,279

Cash and cash equivalents at end of period	$7,343	$3,232	$—	$10,575

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Fiscal Year Ended December 29, 2002

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Media General Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$140,945	$36,294	$2	$177,241

Cash flows from investing activities:
Capital expenditures	(2,821)	(35,080)	(2)	(37,903)
Purchase of business	(1,124)	—	—	(1,124)
Other investments	—	(1,633)	—	(1,633)
Other, net	5,431	116	—	5,547

Net cash provided (used) by investing activities	1,486	(36,597)	(2)	(35,113)

Cash flows from financing activities:
Increase in debt	251,000	—	—	251,000
Repayment of debt	(384,986)	(105)	—	(385,091)
Cash dividends paid	(16,662)	—	—	(16,662)
Other, net	10,767	—	—	10,767

Net cash used by financing activities	(139,881)	(105)	—	(139,986)

Net increase (decrease) in cash and cash equivalents	2,550	(408)	—	2,142
Cash and cash equivalents at beginning of year	4,382	4,755	—	9,137

Cash and cash equivalents at end of period	$6,932	$4,347	$—	$11,279

Media General, Inc.

Schedule II - Valuation and Qualifying Accounts and Reserves

Fiscal Years Ended December 26, 2004, December 28, 2003, and December 29, 2002

	Balance at Beginning of period	Additions charged to expense-net	Deductions Net	Transfers		Balance at end of period
2004
Allowance for doubtful accounts	$7,010,697	$4,417,930	$(5,434,577)	$—		$5,994,050

2003
Allowance for doubtful accounts	$6,778,093	$4,578,502	$(4,314,061)	$(31,837	)(a)	$7,010,697

2002
Allowance for doubtful accounts	$8,085,119	$3,942,289	$(5,249,315)	$—		$6,778,093

(a)	Amount associated with net acquisitions and dispositions of businesses.

Index to Exhibits

Exhibit Number	Description
3(i)	Articles of Incorporation of Media General, Inc., amended and restated as of May 28, 2004, incorporated by reference to Exhibit 3(i) of Form 10-Q for the fiscal period ended June 27, 2004.

3(ii)	Bylaws of Media General, Inc., amended and restated as of May 28, 2004, incorporated by reference to Exhibit 3(ii) of Form 10-Q for the fiscal period ended June 27, 2004.

10.1	Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 2.2 of Registration Statement 2-56905.

10.2	Additional Form of Option to be granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 2 to Post-Effective Amendment No. 3 Registration Statement 2-56905.

10.3	Addendum dated January 1984, to Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.13 of Form 10-K for the fiscal year ended December 31, 1983.

10.4	Addendum dated June 19, 1992, to Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.15 of Form 10-K for the fiscal year ended December 27, 1992.

10.5	Addendum dated June 19, 1992, to Form of Option granted under the 1987 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.20 of Form 10-K for the fiscal year ended December 27, 1992.

10.6	Shareholders Agreement, dated May 28, 1987, between Mary Tennant Bryan, Florence Bryan Wisner, J. Stewart Bryan III, and as trustees under D. Tennant Bryan Media Trust, and Media General, Inc., D. Tennant Bryan and J. Stewart Bryan III, incorporated by reference to Exhibit 10.50 of Form 10-K for the fiscal year ended December 31, 1987.

10.7	Media General, Inc., Supplemental 401(K) Plan, amended and restated as of April 29, 2004.

10.8	Media General, Inc., Executive Supplemental Retirement Plan, amended and restated as of November 24, 2003, incorporated by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended December 28, 2003.

10.9	Deferred Income Plan for Selected Key Executives of Media General, Inc., and form of Deferred Compensation Agreement thereunder dated as of December 1, 1984, incorporated by reference to Exhibit 10.29 of Form 10-K for the fiscal year ended December 31, 1989.

10.10	Media General, Inc., Management Performance Award Program, adopted November 16, 1990, and effective January 1, 1991, incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended December 29, 1991.

10.11	Media General, Inc., Deferred Compensation Plan, amended and restated as of January 1, 1999, incorporated by reference to Exhibit 4.3 of Registration Statement 333-69527.

10.12	Media General, Inc., ERISA Excess Benefits Plan, amended and restated as of November 17, 1994, incorporated by reference to Exhibit 10.33 of Form 10-K for the fiscal year ended December 25, 1994.

10.13	Media General, Inc., 1995 Long-Term Incentive Plan, amended and restated as of May 18, 2001, incorporated by reference to Appendix B of the Proxy Statement dated April 2, 2001.

10.14	Media General, Inc., 1996 Employee Non-Qualified Stock Option Plan, amended as of December 31, 2001.

10.15	Media General, Inc., 1997 Employee Restricted Stock Plan, amended as of December 31, 2001.

10.16	Media General, Inc., Directors’ Deferred Compensation Plan, amended and restated as of November 16, 2001.

10.17	Form of an executive life insurance agreement between the Company and certain executive officers, incorporated by reference to exhibit 10.17 of Form 10-K for the fiscal year ended December 29, 2002.

10.18	Media General, Inc., Executive Automobile Program.

10.19	Media General, Inc., Executive Financial Planning and Income Tax Program.

10.20	Media General, Inc., Executive Health Program adopted November 22, 2004.

10.21	Amended and Restated Partnership Agreement, dated November 1, 1987, by and among Virginia Paper Manufacturing Corp., KR Newsprint Company, Inc., and CEI Newsprint, Inc., incorporated by reference to Exhibit 10.31 of Form 10-K for the fiscal year ended December 31, 1987.

10.22	Amended and Restated Umbrella Agreement, dated November 1, 1987, by and among Media General, Inc., Knight - Ridder, Inc., and Cox Enterprises, Inc., incorporated by reference to Exhibit 10.34 of Form 10-K for the fiscal year ended December 31, 1987.

10.23	Amended Newsprint Purchase Contract, dated November 1, 1987, by and among Southeast Paper Manufacturing Co., Media General, Inc., Knight-Ridder, Inc., and Cox Enterprises, Inc., incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended December 31, 1987.

10.24	Television affiliation letter agreement, dated April 16, 2001, between Media General Broadcast Group and the NBC Television Network incorporated by reference to Exhibit 10.24 of Form 10-K for the fiscal year ended December 30, 2001.

10.25	Credit Agreement, dated June 29, 2001, among Media General, Inc., and various lenders, incorporated by reference to Exhibit 10.1 of Form 10-Q for the period ended July 1, 2001.

10.26	Third Amended and Restated Shareholders’ Agreement dated June 30, 1999, by and among Media General, Inc., Media News Group, Inc., and Denver Newspapers, Inc., incorporated by reference to Exhibit 10.24 of Form 10-K for the fiscal year ended December 28, 2003.

13	Media General, Inc., Annual Report to Stockholders for the fiscal year ended December 26, 2004.

21	List of subsidiaries of the registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

Note: Exhibits 10.1 - 10.20 are management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA GENERAL, INC.

Date: March 9, 2005

/s/ J. Stewart Bryan III
J. Stewart Bryan III, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marshall N. Morton	Vice Chairman, Chief Financial Officer and Director	March 9, 2005
Marshall N. Morton

/s/ O. Reid Ashe, Jr.	President, Chief Operating Officer and Director	March 9, 2005
O. Reid Ashe, Jr.

/s/ Stephen Y. Dickinson	Controller	March 9, 2005
Stephen Y. Dickinson

/s/ Charles A. Davis	Director	March 9, 2005
Charles A. Davis

/s/ C. Boyden Gray	Director	March 9, 2005
C. Boyden Gray

/s/ Thompson L. Rankin	Director	March 9, 2005
Thompson L. Rankin

/s/ Wyndham Robertson	Director	March 9, 2005
Wyndham Robertson

/s/ Walter E. Williams	Director	March 9, 2005
Walter E. Williams

/s/ Coleman Wortham III	Director	March 9, 2005
Coleman Wortham III