Form 10-Q
period 2005-03-27
MEDIA GENERAL INC
filed 2005-05-05
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 1, 2005.

Class A Common shares:	23,414,150
Class B Common shares:	555,992

MEDIA GENERAL, INC.

FORM 10-Q REPORT

March 27, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s except shares)

	(Unaudited) March 27, 2005	December 26, 2004
ASSETS

Current assets:
Cash and cash equivalents	$11,268	$9,823
Accounts receivable - net	105,430	117,177
Inventories	7,426	8,021
Other	30,780	35,826

Total current assets	154,904	170,847

Investments in unconsolidated affiliates	93,665	93,277

Other assets	63,584	59,676

Property, plant and equipment - net	426,243	422,299

Excess of cost over fair value of net identifiable assets of acquired businesses - net	641,706	641,706

FCC licenses and other intangibles - net	571,613	1,092,530

	$1,951,715	$2,480,335

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s except shares)

	(Unaudited) March 27, 2005	December 26, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$28,343	$27,000
Accrued expenses and other liabilities	73,080	92,163
Income taxes payable	—	7,708

Total current liabilities	101,423	126,871

Long-term debt	443,466	437,960

Borrowings of consolidated variable interest entities	95,320	95,320

Deferred income taxes	309,605	501,655

Other liabilities and deferred credits	137,162	134,760

Stockholders’ equity:
Preferred stock ($5 cumulative convertible), par value $5 per share, authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 23,410,101 and 23,230,109 shares	117,050	116,150
Class B, authorized 600,000 shares; issued 555,992 shares	2,780	2,780
Additional paid-in capital	56,258	46,067
Accumulated other comprehensive loss	(50,627)	(50,652)
Unearned compensation	(18,308)	(9,408)
Retained earnings	757,586	1,078,832

Total stockholders’ equity	864,739	1,183,769

	$1,951,715	$2,480,335

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(000’s except for per share data)

	Three Months Ended
	March 27, 2005	March 28, 2004
Revenues	$217,907	$208,156

Operating costs:
Production	97,529	93,096
Selling, general and administrative	82,260	75,267
Depreciation and amortization	17,172	17,268

Total operating costs	196,961	185,631

Operating income	20,946	22,525

Other income (expense):
Interest expense	(7,495)	(7,971)
Investment income (loss) - unconsolidated affiliates	714	(169)
Other, net	476	59

Total other expense	(6,305)	(8,081)

Income before income taxes and cumulative effect of change in accounting principle	14,641	14,444
Income taxes	5,344	5,344

Income before cumulative effect of change in accounting principle	9,297	9,100
Cumulative effect of change in accounting principle (net of tax benefit of $190,730)	(325,453)	—

Net income (loss)	$(316,156)	$9,100

Earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$0.40	$0.39
Cumulative effect of change in accounting principle	(13.87)	—

Net income (loss)	$(13.47)	$0.39

Earnings (loss) per common share – assuming dilution:
Income before cumulative effect of change in accounting principle	$0.39	$0.38
Cumulative effect of change in accounting principle	(13.64)	—

Net income (loss)	$(13.25)	$0.38

Dividends paid per common share	$0.21	$0.20

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(000’s)

	Three Months Ended
	March 27, 2005	March 28, 2004
Operating activities:

Net income (loss)	$(316,156)	$9,100

Adjustments to reconcile net income (loss):
Cumulative effect of change in accounting principle	325,453	—
Depreciation and amortization	17,172	17,268
Deferred income taxes	2,711	14,311
Investment (income) loss - unconsolidated affiliates	(714)	169
Change in assets and liabilities:
Retirement plan contribution	—	(35,000)
Accounts receivable and inventories	12,342	10,911
Accounts payable, accrued expenses, and other liabilities	(13,610)	(7,403)
Income taxes payable/receivable	(7,780)	(12,708)
Other	(86)	(4,980)

Net cash provided (used) by operating activities	19,332	(8,332)

Investing activities:
Capital expenditures	(16,007)	(6,942)
Other, net	37	(1,608)

Net cash used by investing activities	(15,970)	(8,550)

Financing activities:
Increase in debt	95,000	112,000
Payment of debt	(89,494)	(96,514)
Dividends paid	(5,032)	(4,720)
Debt issuance costs	(3,771)	—
Other, net	1,380	3,624

Net cash (used) provided by financing activities	(1,917)	14,390

Net increase (decrease) in cash and cash equivalents	1,445	(2,492)
Cash and cash equivalents at beginning of period	9,823	10,575

Cash and cash equivalents at end of period	$11,268	$8,083

See accompanying notes.

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2004.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included. In addition, as discussed further in Note 3, the Company adopted EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, in the first quarter of 2005. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. Certain prior year financial information has been reclassified to conform with the current period’s presentation

2. Inventories are principally raw materials (primarily newsprint).

3. The Company adopted EITF Topic D-108 at the beginning of fiscal 2005. D-108 requires the use of a direct method for valuing all assets other than goodwill. The Company had used the residual value method, a commonly used method at the time, to value the FCC licenses purchased in conjunction with acquisitions made in 1997 and 2000. It had also recorded goodwill, primarily related to deferred taxes, as part of these transactions. In connection with the adoption of D-108, the Company eliminated the distinction between goodwill and FCC license intangible assets that were recorded as part of these prior acquisitions by reclassifying $190.3 million from goodwill to FCC licenses. Concurrent with the adoption, the Company increased the carrying amount of FCC license intangible assets by an additional $111.5 million with a corresponding increase to deferred tax liabilities. Prior period balance sheet amounts have also been reclassified to conform to the above presentation, and there was no impact on impairment results previously reported. Further, the Company valued its FCC licenses using a direct method discounted cash flow model and assumptions that included the concept that cash flows associated with FCC licenses are limited to those cash flows that could be expected by an average market participant. In contrast, the residual value method formerly used by the Company included other elements of cash flows which contributed to station value. The results of this direct method were then compared to the carrying value of FCC licenses (including the reclassified amounts) on a station by station basis and a $325.5 million write-down, net of income tax benefit, was recorded as a cumulative effect of change in accounting principle.

4. During the first quarter, in order to take advantage of a favorable bank-credit market, the Company amended its existing $1 billion revolving credit facility which was set to mature in 2006 with a similar $1 billion revolving credit facility that now will mature in 2010. Interest payments under the facility continue to be based on LIBOR plus a margin tied to the Company’s leverage ratio as defined in the agreement.

5. The following table sets forth the Company’s current and prior-year financial performance by segment:

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total
Three Months Ended March 27, 2005
Consolidated revenues	$143,433	$70,992	$4,546	$(1,064)	$217,907

Segment operating cash flow	$35,038	$16,248	$(575)		$50,711
Allocated amounts:
Equity in net income of unconsolidated affiliates	89		178		267
Depreciation and amortization	(5,815)	(4,923)	(429)		(11,167)

Segment profit (loss)	$29,312	$11,325	$(826)		39,811

Unallocated amounts:
Interest expense					(7,495)
Investment income – SP Newsprint					447
Acquisition intangibles amortization					(4,735)
Corporate expense					(10,382)
Other					(3,005)

Consolidated income before income taxes and cumulative effect of change in accounting principle					$14,641

Three Months Ended March 28, 2004
Consolidated revenues	$135,648	$70,257	$3,009	$(758)	$208,156

Segment operating cash flow	$31,946	$19,896	$(1,284)		$50,558
Allocated amounts:
Equity in net income of unconsolidated affiliate	100				100
Depreciation and amortization	(5,995)	(5,417)	(390)		(11,802)

Segment profit (loss)	$26,051	$14,479	$(1,674)		38,856

Unallocated amounts:
Interest expense					(7,971)
Investment loss – SP Newsprint					(269)
Acquisition intangibles amortization					(4,109)
Corporate expense					(10,074)
Other					(1,989)

Consolidated income before income taxes					$14,444

6. The following table sets forth the computation of basic and diluted earnings per share before cumulative effect of change in accounting principle:

	Quarter Ended March 27, 2005			Quarter Ended March 28, 2004
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income before cumulative effect of change in accounting principle available to common stockholders	$9,297	23,478	$0.40	$9,100	23,253	$0.39

Effect of dilutive securities
Stock options		153			207
Restricted stock and other	(19)	226		(9)	200

Diluted EPS
Income before cumulative effect of change in accounting principle available to common stockholders plus assumed conversions	$9,278	23,857	$0.39	$9,091	23,660	$0.38

7. The following table provides the components of net periodic employee benefits expense for the Company’s benefit plans for the first quarter of 2005 and 2004:

	Pension Benefits		Other Benefits
(In thousands)	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
Service cost	$3,275	$2,987	$100	$117
Interest cost	5,500	5,098	525	617
Expected return on plan assets	(6,000)	(6,256)	—	—
Amortization of prior-service cost	75	965	—	163
Amortization of net loss	1,450	—	75	—

Net periodic benefit cost	$4,300	$2,794	$700	$897

In December of 2003 Congress passed the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). The Act established a prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of retiree health care benefit plans that are at least actuarially equivalent to Medicare Part D. The Act reformed Medicare in such a way that the Company expects to receive subsidy payments beginning in 2006 for continuing retiree prescription drug benefits and also expects a reduction in the rate of participation by current employees in the plan. In the second quarter of 2004, the Company retroactively adopted FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2000, based on guidance available at that time. Final regulations implementing the Act were issued in January 2005; clarifying interpretations were released in April 2005. Based on this definitive guidance, the Company believes an additional segment of its retiree population will likely be considered actuarially equivalent. The Company is currently working with its actuaries to determine the impact to its accumulated postretirement benefit obligation and net periodic postretirement benefit cost and anticipates recording this adjustment in the second quarter.

8. The Company’s comprehensive income (loss) consisted of the following:

	Quarter Ended
(In thousands)	March 27, 2005	March 28, 2004
Net income (loss)	$(316,156)	$9,100
Unrealized gain on derivative contracts (net of deferred taxes)	823	983
Change in minimum pension liability (net of deferred taxes)	(527)	4
Unrealized holding loss on equity securities (net of deferred taxes)	(271)	(1,335)

Comprehensive income (loss)	$(316,131)	$8,752

9. The Company accounts for its stock-based compensation utilizing the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to

stock-based employee compensation. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the first quarters of 2005 and 2004, respectively: risk-free interest rates of 4.1% and 3.8%; dividend yields of 1.5% and 1.4%; volatility factors of .27 and .36; and an expected life of 8 years.

	Quarter Ended
(In thousands, except per share amounts)	March 27, 2005	March 28, 2004
Net income (loss), as reported	$(316,156)	$9,100
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,664)	(2,763)

Pro forma net income (loss)	$(318,820)	$6,337

Earning (loss) per share:
Basic – as reported	$(13.47)	$0.39

Basic – pro forma	$(13.58)	$0.27

Diluted – as reported	$(13.25)	$0.38

Diluted – pro forma	$(13.36)	$0.27

Expense attribution for the majority of options was based on a three-year vesting considering actual forfeitures. However, options granted to employees with ten years of service and who have reached age 55 have been reflected as a pro forma expense immediately upon grant in the first quarter as these options would automatically vest upon retirement. Accordingly, the first quarter’s expense is higher than that of the remaining three quarters.

As permitted under the SEC’s recent announcement which defers implementation of SFAS No. 123(R), Share-Based Payment, the Company will adopt the standard at the beginning of 2006. The Company continues to study the impact of this standard, including evaluation of option-pricing models to value share-based transactions initiated subsequent to the adoption of the statement.

10. The Company has a one-third partnership interest in SP Newsprint Company (SPNC) which it accounts for under the equity method. The Company has agreed to contribute additional equity (up to $4.7 million) if SPNC’s liquidity, as defined, were to fall below a minimum threshold. This agreement terminates on December 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Media General is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, television stations and interactive media.

The Company’s fiscal year ends on the last Sunday in December.

RESULTS OF OPERATIONS

The Company’s first-quarter 2005 results reflect the adoption of EITF Topic D-108 which requires the use of a direct method for valuing all acquired assets other than goodwill. Prior to D-108, the Company used the residual method to value its FCC licenses. The direct method requires the Company to value its FCC licenses (acquired in conjunction with acquisitions made in 1997 and 2000) using an average market participant concept. Use of the direct value method with the average market participant concept, which differs markedly from the residual value method, resulted in a cumulative effect of change in accounting principle charge of $325.5 million in the first quarter. See Note 3 for a full discussion of this charge.

Income before cumulative effect of change in accounting principle increased $.2 million (2%) over last year’s equivalent quarter. Strong operating profits at the Publishing Division and improved performance from the Interactive Media Division were virtually offset by reduced results at the Broadcast Division. A 12.5% rise in Publishing segment results was driven by increases across all advertising categories, particularly Classified. Conversely, a 21.8% decrease in Broadcast segment operating profits resulted principally from the near absence of Political advertising revenues as compared to 2004. The Company’s share of SP Newsprint’s (SPNC) results in the quarter was income of $.4 million (a $.7 million improvement from the prior year’s $.3 million loss) primarily attributable to higher newsprint selling prices.

PUBLISHING

Operating income for the Publishing Division rose $3.3 million (12.5%) in the first quarter of 2005 from the comparable 2004 period as the result of a $7.8 million (5.7%) increase in revenues. This marked the Division’s tenth consecutive quarter of revenue improvement over the prior year in period-over-period comparisons. As illustrated by the following chart, first quarter results reflected solid advertising revenue growth across all categories. Classified revenues posted the greatest gain (contributing over half of the Division’s overall revenue gain) on the strength of robust employment advertising. National revenues bounced back from the prior-year’s weak first quarter primarily due to improved telecommunications advertising in certain markets combined with good preprint growth in most markets. Retail advertising also benefited as preprint revenues flourished across all markets.

Publishing Division operating expenses increased $4.5 million (4.1%) in the first quarter of this year over the equivalent prior-year period primarily due to two significant factors of similar magnitude. First, newsprint expense was up $1.7 million (11.1%) as prices continued their gradual but steady ascent which began in August of 2002. A $44 per short ton rise in average price generated the majority of the increase as newsprint consumption rose only nominally. Second, employee compensation and benefit costs were up $1.8 million (3.4%) due to annual salary increases as well as to higher retirement plan expense. Additionally, although less significantly, circulation-related expenses were up in several markets.

Investment income earned from the Company’s share of The Denver Post Corporation (Denver) affiliate was essentially flat in the current quarter. MediaNews Group, the majority owner of Denver, exercised its Call Option to purchase the Company’s 20% interest in Denver. The price will be determined based on independent appraisals of Denver’s fair value, and the transaction should close in the second quarter. The Company expects to receive significant cash proceeds and to record a material gain upon completion of the sale.

BROADCAST

Broadcast operating income decreased $3.2 million in the first quarter of this year compared to the first three months of 2004 due to a 7% increase in operating expenses as well as the lack of Super Bowl advertising and the virtual absence of Political advertising. Despite the challenges that odd-numbered years (such as 2005) present, because they are characterized by the absence of Olympic-related advertising and weak Political advertising, the Division still produced a $.7 million increase in revenues. The following chart illustrates that all of Broadcast’s revenue growth came from Local advertising. Aggressive sales development initiatives, which contributed to the rise in expenses, drove the strong local time sales due primarily to strength in the services and furniture categories. Soft National advertising predominantly resulted from weakness in the telecommunications category which was down almost 50% as compared to last year’s first quarter. As anticipated, Political advertising declined dramatically in this off-election year.

Broadcast operating expenses increased $3.9 million (7%) in the first quarter of this year over the first quarter of 2004 due primarily to increased employee benefits and compensation costs combined with a number of smaller factors. Employee benefits and compensation costs rose 6.9% due to merit pay raises, increased sales commissions associated with new business, and higher retirement plan expense. Other factors contributing to the quarter’s higher expense level included bad debt expense (driven by several customer bankruptcies) and sales-related costs (ranging from increased customer sales incentives to higher consulting fees related to new business development initiatives).

INTERACTIVE MEDIA

The Interactive Media Division reduced its first quarter operating loss of $.8 million by half from the prior year’s $1.7 million loss. Revenues grew by 51% (to $4.5 million) with nearly three-quarters of that amount coming from Classified advertising as upsell arrangements continued to thrive. Under these arrangements, customers pay an additional fee to have their classified advertisement placed online simultaneously with its publication in the newspaper. Classified advertising has grown every quarter since the Division’s inception in 2001 with many of those quarters, including the first quarter of 2005, producing a period-over-period improvement in excess of 50%. Additionally, the Division recognized $.2 million in equity income from the Company’s share of its ownership in a limited partnership investment company. Operating expenses were up $.9 million over the prior-year equivalent quarter due primarily to additional sales positions being filled.

The Interactive Media Division remains focused on expanding product offerings, securing and retaining high-quality personnel, invigorating revenues through sales initiatives and enhancing content and design across all the Company’s online enterprises. The Division’s strategy and focus is succeeding as demonstrated by four straight quarters of consistent profitability at TBO.com and TimesDispatch.com, the Company’s two largest online enterprises.

INTEREST EXPENSE

Interest expense decreased $.5 million (6%) from the equivalent year-ago period due entirely to a $105 million decrease in average debt outstanding, partially offset by a 63 basis point rise in the Company’s effective interest rate due to an increase in LIBOR (which influences interest rates on the Company’s revolving credit facility).

The Company periodically uses interest rate swaps; such instruments are not traded for profit or loss, but used as part of an overall strategy to manage interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR. Toward the end of the first quarter of 2004, two of the Company’s swaps with notional amounts totaling $100 million matured, leaving two remaining swaps with notional amounts of $50 million each which matured in the first quarter of 2005. These interest rate swaps were cash flow hedges that effectively converted the covered portion of the Company’s variable rate debt to fixed rate debt.

INCOME TAXES

The Company’s effective tax rate on income before cumulative effect of change in accounting principle was 36.5% in the current quarter as compared to 37% in the equivalent prior-year period due to the American Jobs Creation Act which provides a deduction that has the effect of reducing the effective corporate income tax rate for domestic manufacturers. This Qualified Production Activity Deduction (QPAD) will be phased in over five years beginning in 2005. The statute underlying the QPAD is not well defined, and the Company is awaiting further guidance to fully evaluate the new law and determine its full impact on the Company.

LIQUIDITY

Net cash generated from operating activities in the first quarter of 2005 of $19.3 million, coupled with an additional $5.5 million in borrowings, enabled the Company to make capital expenditures of $16 million, to pay dividends to stockholders of $5 million and to pay debt issuance costs of $3.8 million associated with the amendment of its revolving credit facility.

As noted previously, in March 2005, the Company amended its $1 billion revolving credit facility with a syndicate of banks providing the Company lower interest rates and greater financial flexibility, primarily through less restrictive covenants; this agreement has a term of five and one-half years. In addition to the amended revolving credit facility, the Company also has in place a universal shelf registration which allows for combined public debt or equity totaling $1.2 billion (together the “Facilities”). At the end of the first quarter, there were borrowings of $230 million outstanding under the revolving credit facility and $200 million in senior notes outstanding under the universal shelf. The Facilities carry cross-default provisions between the revolving credit and the senior notes. The revolving credit has both interest coverage and leverage ratio covenants. These covenants, which involve debt levels, interest expense, and EBITDA (a measure of cash earnings as defined in the revolving credit agreement), can affect the Company’s maximum borrowing capacity under the Facilities. The Company was in compliance with all covenants at quarter-end and expects to remain in compliance with them going forward. The Company believes that internally generated funds provided by operations, together with the unused portion of the Facilities, provide it with significant flexibility to manage working capital needs, pay dividends, finance capital expenditures, make pension plan contributions and take advantage of new strategic opportunities.

OUTLOOK

The remainder of 2005 presents an encouraging picture for the Publishing and Interactive Media Divisions. The Publishing Division expects to post increases similar to those in the first quarter with continued strength in Classified advertising. The Interactive Media Division anticipates strong revenue growth and considerable progress toward division-wide profitability, as already demonstrated by the success of its Tampa and Richmond based online enterprises. Additionally, higher newsprint prices will favorably impact the Company’s share of SP Newsprint’s results despite the tempering impact of higher energy costs. The Broadcast Division will be faced with the challenges, such as the lack of Olympics advertising and meager Political advertising revenues, that come with an odd-numbered year. While the Division expects Local sales to improve throughout the year due to innovative sales initiatives, an operating profit decline is still expected as National advertising lethargy may linger and expenses related to generating this Local revenue growth will rise.

The Company continues to monitor developments surrounding the Federal Communications Commission’s (FCC) new rules which would allow cross-ownership of broadcast television stations and newspapers in all but the smallest markets. The new rules continue to be stayed, and the matter is back at the FCC. Various companies, including Media General, have filed petitions with the United States Supreme Court seeking review of the prior proceedings. Resolution of this matter will take some time, and while this process continues, the Company has sought license renewals and waivers from the FCC for several of its television stations where cross-ownership remains an issue under the old regulations.

* * * * * *

Certain statements in this quarterly report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to accounting estimates and assumptions, the impact of new accounting standards, new tax laws, and the Internet, and expectations regarding newsprint prices, energy costs, general advertising levels, and the effects of changes to FCC regulations. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends” “projects,” “plans” and similar words, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

Some significant factors that could affect actual results include: changes in advertising demand, the availability and pricing of newsprint, changes in interest rates, health care cost trends, and regulatory rulings and laws.

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

MEDIA GENERAL, INC.

DATE: May 5, 2005	/s/ J. Stewart Bryan III
J. Stewart Bryan III, Chairman and Chief Executive Officer

DATE: May 5, 2005	/s/ Marshall N. Morton
Marshall N. Morton Vice Chairman and Chief Financial Officer