Form 10-Q
period 2005-06-26
MEDIA GENERAL INC
filed 2005-08-04
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 1-6383

MEDIA GENERAL, INC

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2005.

Class A Common shares:	23,478,349
Class B Common shares:	555,992

MEDIA GENERAL, INC.

FORM 10-Q REPORT

June 26, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s except shares)

	(Unaudited) June 26, 2005	December 26, 2004
ASSETS

Current assets:
Cash and cash equivalents	$9,604	$9,823
Accounts receivable - net	117,028	117,177
Inventories	7,272	8,021
Other	31,235	35,826

Total current assets	165,139	170,847

Investments in unconsolidated affiliates	83,619	93,277

Other assets	57,222	59,676

Property, plant and equipment - net	430,248	422,299

Excess of cost over fair value of net identifiable assets of acquired businesses - net	643,534	641,706

FCC licenses and other intangibles - net	567,361	1,092,530

	$1,947,123	$2,480,335

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s except shares)

	(Unaudited) June 26, 2005	December 26, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$22,728	$27,000
Accrued expenses and other liabilities	78,252	92,163
Income taxes payable	19,000	7,708

Total current liabilities	119,980	126,871

Long-term debt	391,972	437,960

Borrowings of consolidated variable interest entities	95,320	95,320

Deferred income taxes	313,774	501,655

Other liabilities and deferred credits	125,924	134,760

Stockholders’ equity:
Preferred stock ($5 cumulative convertible), par value $5 per share, authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 23,442,168 and 23,230,109 shares	117,211	116,150
Class B, authorized 600,000 shares; issued 555,992 shares	2,780	2,780
Additional paid-in capital	57,810	46,067
Accumulated other comprehensive loss	(51,118)	(50,652)
Unearned compensation	(17,401)	(9,408)
Retained earnings	790,871	1,078,832

Total stockholders’ equity	900,153	1,183,769

	$1,947,123	$2,480,335

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(000’s except for per share data)

	Second Quarter Ended		Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Revenues	$233,739	$224,890	$451,646	$433,046

Operating costs:
Production	96,316	92,608	193,845	185,704
Selling, general and administrative	83,846	79,614	166,106	154,881
Depreciation and amortization	17,346	16,303	34,518	33,571

Total operating costs	197,508	188,525	394,469	374,156

Operating income	36,231	36,365	57,177	58,890

Other income (expense):
Interest expense	(7,364)	(7,557)	(14,859)	(15,528)
Investment income (loss)
– unconsolidated affiliates	724	(24)	1,438	(193)
Gain on sale of Denver	33,273	—	33,273	—
Other, net	319	634	795	693

Total other income (expense)	26,952	(6,947)	20,647	(15,028)

Income before income taxes and cumulative effect of change in and accounting principle	63,183	29,418	77,824	43,862
Income taxes	24,798	10,885	30,142	16,229

Income before cumulative effect of change in accounting principle	38,385	18,533	47,682	27,633
Cumulative effect of change in accounting principle (net of tax benefit of $190,730)	—	—	(325,453)	—

Net income (loss)	$38,385	$18,533	$(277,771)	$27,633

Earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$1.63	$0.79	$2.03	$1.19
Cumulative effect of change in accounting principle	—	—	(13.86)	—

Net income (loss)	$1.63	$0.79	$(11.83)	$1.19

Earnings (loss) per common share – assuming dilution:
Income before cumulative effect of change in accounting principle	$1.61	$0.78	$2.00	$1.16
Cumulative effect of change in accounting principle	—	—	(13.65)	—

Net income (loss)	$1.61	$0.78	$(11.65)	$1.16

Dividends paid per common share	$0.21	$0.20	$0.42	$0.40

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(000’s)

	Six Months Ended
	June 26, 2005	June 27, 2004
Operating activities:

Net income (loss)	$(277,771)	$27,633

Adjustments to reconcile net income (loss):
Cumulative effect if change in accounting principle	325,453	—
Depreciation and amortization	34,518	33,571
Deferred income taxes	5,862	15,727
Investment (income) loss - unconsolidated affiliates	(1,438)	193
Net gain on sale of Denver	(19,393)	—
Change in assets and liabilities:
Retirement plan contribution	(15,000)	(35,014)
Accounts receivable and inventories	1,091	3,344
Accounts payables, accrued expenses, and other liabilities	(10,171)	2,326
Income taxes payable	(4,378)	(7,202)
Other, net	3,725	(2,996)

Net cash provided by operating activities	42,498	37,582

Investing activities:
Capital expenditures	(32,640)	(19,604)
Purchase of business	(2,461)	—
Proceeds from sale of Denver	45,850	—
Other, net	3,357	(1,067)

Net cash provided (used) by investing activities	14,106	(20,671)

Financing activities:
Increase in debt	161,500	172,000
Payment of debt	(207,488)	(190,017)
Debt issuance cost	(3,771)	—
Dividends paid	(10,066)	(9,463)
Other, net	3,002	9,828

Net cash used by financing activities	(56,823)	(17,652)

Net decrease in cash and cash equivalents	(219)	(741)
Cash and cash equivalents at beginning of year	9,823	10,575

Cash and cash equivalents at end of period	$9,604	$9,834

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information, have been included. In addition, as discussed further in Note 4, the Company adopted EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, in the first quarter of 2005. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. Certain prior-year financial information has been reclassified to conform with the current year’s presentation.

2. Inventories are principally raw materials (primarily newsprint).

3. Media News Group, Inc. exercised its option to purchase the Company’s 20% ownership in Denver Newspapers, Inc. (Denver), parent company of The Denver Post. In June 2005, the Company sold its 20% interest for $45.9 million which was determined based on independent appraisals of Denver’s fair value. The Company recorded an after-tax gain of $19.4 million (net of taxes of $13.9 million) on the sale in the second quarter.

4. The Company adopted EITF Topic D-108 at the beginning of fiscal 2005. D-108 requires the use of a direct method for valuing all assets other than goodwill. The Company had used the residual value method, a commonly used method at the time, to value the FCC licenses purchased in conjunction with acquisitions made in 1997 and 2000. It had also recorded goodwill, primarily related to deferred taxes, as part of these transactions. In connection with the adoption of D-108, the Company eliminated the distinction between goodwill and FCC license intangible assets that were recorded as part of these prior acquisitions by reclassifying $190.3 million from goodwill to FCC licenses. Concurrent with the adoption, the Company increased the carrying amount of FCC license intangible assets by an additional $111.5 million with a corresponding increase to deferred tax liabilities. Prior-period balance sheet amounts have also been reclassified to conform to the above presentation, and there was no impact on impairment results previously reported. Further, the Company valued its FCC licenses using a direct method discounted cash flow model and assumptions that included the concept that cash flows associated with FCC licenses are limited to those cash flows that could be expected by an average market participant. In contrast, the residual value method formerly used by the Company included other elements of cash flows which contributed to station value. The results of this direct method were then compared to the carrying value of FCC licenses (including the reclassified amounts) on a station by station basis and a $325.5 million write-down, net of income tax benefit, was recorded as a cumulative effect of change in accounting principle.

5. During the first quarter, in order to take advantage of a favorable bank-credit market, the Company amended its existing $1 billion revolving credit facility which was set to mature in 2006 with a similar $1 billion revolving credit facility that now will mature in 2010. Interest payments under the facility continue to be based on LIBOR plus a margin tied to the Company’s leverage ratio as defined in the agreement.

6. The following table sets forth the Company’s current and prior-year financial performance by segment:

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total
Three Months Ended June 26, 2005
Consolidated revenues	$146,460	$83,569	$4,917	$(1,207)	$233,739

Segment operating cash flow	$37,637	$27,818	$(531)		$64,924
Allocated amounts:
Equity in net income (loss) of unconsolidated affiliates	132		(19)		113
Gain on sale of Denver	33,273				33,273
Depreciation and amortization	(5,833)	(4,962)	(428)		(11,223)

Segment profit (loss)	$65,209	$22,856	$(978)		87,087

Unallocated amounts:
Interest expense					(7,364)
Investment income – SP Newsprint					611
Acquisition intangibles amortization					(4,734)
Corporate expense					(10,559)
Other					(1,858)

Consolidated income before income taxes					$63,183

Three Months Ended June 27, 2004
Consolidated revenues	$140,586	$81,869	$3,475	$(1,040)	$224,890

Segment operating cash flow	$37,791	$28,882	$(1,139)		$65,534
Allocated amounts:
Equity in net income of unconsolidated affiliate	48				48
Depreciation and amortization	(5,929)	(4,551)	(360)		(10,840)

Segment profit (loss)	$31,910	$24,331	$(1,499)		54,742

Unallocated amounts:
Interest expense					(7,557)
Investment loss – SP Newsprint					(72)
Acquisition intangibles amortization					(4,109)
Corporate expense					(11,284)
Other					(2,302)

Consolidated income before income taxes					$29,418

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total
Six Months Ended June 26, 2005
Consolidated revenues	$289,893	$154,561	$9,463	$(2,271)	$451,646

Segment operating cash flow	$72,675	$44,066	$(1,106)		$115,635
Allocated amounts:
Equity in net income of unconsolidated affiliates	221		159		380
Gain on sale of Denver	33,273				33,273
Depreciation and amortization	(11,648)	(9,885)	(857)		(22,390)

Segment profit (loss)	$94,521	$34,181	$(1,804)		126,898

Unallocated amounts:
Interest expense					(14,859)
Investment income – SP Newsprint					1,058
Acquisition intangibles amortization					(9,469)
Corporate expense					(20,941)
Other					(4,863)

Consolidated income before income taxes and cumulative effect of change in accounting principle					$77,824

Six Months Ended June 27, 2004
Consolidated revenues	$276,234	$152,126	$6,484	$(1,798)	$433,046

Segment operating cash flow	$69,737	$48,778	$(2,423)		$116,092
Allocated amounts:
Equity in net income of unconsolidated affiliate	148				148
Depreciation and amortization	(11,924)	(9,968)	(750)		(22,642)

Segment profit (loss)	$57,961	$38,810	$(3,173)		93,598

Unallocated amounts:
Interest expense					(15,528)
Investment loss – SP Newsprint					(341)
Acquisition intangibles amortization					(8,218)
Corporate expense					(21,358)
Other					(4,291)

Consolidated income before income taxes					$43,862

7. The following table sets forth the computation of basic and diluted earnings per share before cumulative effect of change in accounting principle:

	Quarter Ended June 26, 2005			Quarter Ended June 27, 2004
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income before cumulative effect of change in accounting principle available to common stockholders	$38,385	23,497	$1.63	$18,533	23,364	$0.79

Effect of dilutive securities
Stock options		124			225
Restricted stock and other	(18)	232		(7)	202

Diluted EPS
Income before cumulative effect of change in accounting principle available to common stockholders plus assumed conversions	$38,367	23,853	$1.61	$18,526	23,791	$0.78

	Six Months Ended June 26, 2005			Six Months Ended June 27, 2004
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income before cumulative effect of change in accounting principle available to common stockholders	$47,682	23,488	$2.03	$27,633	23,308	$1.19

Effect of dilutive securities
Stock options		133			216
Restricted stock and other	(37)	230		(16)	202

Diluted EPS
Income before cumulative effect of change in accounting principle available to common stockholders plus assumed conversions	$47,645	23,851	$2.00	$27,617	23,726	$1.16

8. The following table provides the components of net periodic benefit cost for the Company’s benefit plans for the second quarter and six months ended 2005 and 2004:

	Second Quarter Ended
	Pension Benefits		Other Benefits
(In thousands)	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Service cost	$3,623	$3,156	$27	$81

Interest cost	5,720	5,323	319	412

Expected return on plan assets	(6,436)	(6,053)	—	—

Amortization of prior-service cost	30	(789)	—	—

Amortization of net loss (gain)	2,089	2,102	(75)	(79)

Net periodic benefit cost	$5,026	$3,739	$271	$414

	Six Months Ended
	Pension Benefits		Other Benefits
(In thousands)	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Service cost	$6,898	$6,143	$127	$198

Interest cost	11,220	10,421	844	1,029

Expected return on plan assets	(12,436)	(12,309)	—	—

Amortization of prior-service cost	105	176	—	—

Amortization of net loss	3,539	2,102	—	84

Net periodic benefit cost	$9,326	$6,533	$971	$1,311

In December of 2003 Congress passed the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). The Act established a prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of retiree health care benefit plans that are at least actuarially equivalent to Medicare Part D. The Act reformed Medicare in such a way that the Company expects to receive subsidy payments beginning in 2006 for continuing retiree prescription drug benefits and also expects a reduction in the rate of participation by current employees in the plan. In the second quarter of 2004, the Company retroactively adopted FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2000, based on guidance available at that time. Final regulations implementing the Act were issued in January 2005; clarifying interpretations were released in April 2005. Based on this definitive guidance, the Company believes an additional segment of its retiree population will be considered actuarially equivalent. Accordingly, the Company recorded a $450 thousand benefit in the second quarter as a reduction to its net periodic postretirement benefit cost and anticipates making a similar adjustment in the second half of 2005; additionally, the Company’s accumulated postretirement benefit obligation was reduced by $6.7 million.

During the second quarter of 2005, the Company made a contribution of $15 million to its retirement plan. Depending upon changes in market values, rates of return, and discount rates, the Company expects this level of contribution may continue over the next few years.

9. The Company’s comprehensive income (loss) consisted of the following:

	Quarter Ended		Six Months Ended
(In thousands)	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net income (loss)	$38,385	$18,533	$(277,771)	$27,633
Unrealized gain on derivative contracts (net of deferred taxes)	533	1,256	1,356	2,239
Change in minimum pension liability (net of deferred taxes)	1,005	—	478	4
Unrealized holding gain (loss) on equity securities (net of deferred taxes)	(2,029)	39	(2,300)	(1,296)

Comprehensive income (loss)	$37,894	$19,828	$(278,237)	$28,580

10. The Company accounts for its stock-based compensation utilizing the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2005 and 2004, respectively: risk-free interest rates of 4.1% and 3.8%; dividend yields of 1.5% and 1.4%; volatility factors of .27 and .36; and an expected life of 8 years.

	Quarter Ended		Six Months Ended
(In thousands, except per share amounts)	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net income (loss), as reported	$38,385	$18,533	$(277,771)	$27,633
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(795)	(773)	(3,459)	(3,536)

Pro forma net income (loss)	$37,590	$17,760	$(281,230)	$24,097

Earnings (loss) per share:
Basic – as reported	$1.63	$0.79	$(11.83)	$1.19

Basic – pro forma	$1.60	$0.76	$(11.97)	$1.03

Diluted – as reported	$1.61	$0.78	$(11.65)	$1.16

Diluted – pro forma	$1.58	$0.75	$(11.79)	$1.01

Expense attribution for the majority of options was based on a three-year vesting considering actual forfeitures. However, options granted to employees with ten years of service and who have reached age 55 are reflected as a pro forma expense immediately upon grant in the first quarter as these options would automatically vest upon retirement. Accordingly, option expense in the first quarter is higher than that of the remaining three quarters.

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

RESULTS OF OPERATIONS

Year-to-date comparative results were substantially impacted by the January adoption of EITF Topic D-108 which requires the use of a direct method for valuing all acquired assets other than goodwill. The direct method requires the company to value its FCC licenses (acquired in conjunction with acquisitions made in 1997 and 2000) using an average market participant concept. Use of the direct value method with the average market participant concept, which differs markedly from the residual value method, resulted in a cumulative effect of change in accounting principle charge of $325.5 million ($13.65 per diluted share) in the first quarter. See Note 4 for a full discussion of this charge. Additionally, second quarter and year-to-date results were positively impacted by an after-tax gain of $19.4 million ($0.81 per diluted share) attributable to the Company’s sale of its 20% interest in Denver Newspapers, Inc. (parent company of The Denver Post) to Media News Group, Inc.

Excluding the Denver gain, net income of $19 million in the second quarter was up $.5 million (2.5%) over the prior year’s same period. The improved results were achieved through a combination of contrasting factors. Strong Publishing advertising growth, which out-paced a rise in operating expenses, and a 35% improvement at the Interactive Media Division in the form of a reduced operating loss, were offset by a 6.1% decline in Broadcast operating results as that Division incurred higher expenses in its effort to replace the $5 million decline in Political revenues in this off-election year. Other dynamics which shaped overall results included a 6.4% decrease in corporate expense (reflecting a reduction in legal and other consulting costs incurred in last year’s second quarter related to initial compliance with Sarbanes-Oxley and other projects), a 2.6% decrease in interest expense (lower average debt levels more than offset higher average rate), and a 15.2% increase in intangibles amortization (due to the shortening of network affiliation intangible asset useful lives from 40 to 25 years in the fourth quarter of 2004). Additionally, the Company’s share of SP Newsprint’s results in the quarter was income of $.6 million (a $.7 million improvement from the prior year’s $.1 million loss); the improvement was attributable to higher newsprint selling prices offset in part by higher energy and raw material costs.

Excluding the Denver gain, income before cumulative effect of change in accounting principle of $28.3 million in the first half of 2005 was up $.7 million (2.4%) over the prior year’s same period. The Publishing Division bolstered operating profits by nearly 6% on the strength of Classified and Retail advertising growth, while the Interactive Media Division showed a 43% reduction in its operating loss over the first half of 2004. Broadcast Division operating profits declined almost 12% in the first six months of this year due in part to expenses incurred in an effort to generate additional revenues to replace the $7.7 million year-over-year decrease in Political revenues. A similar combination of factors influenced the first half of 2005 that impacted the second quarter: decreased corporate expense, lower interest expense and higher intangibles amortization. Additionally, the Company’s share of SP Newsprint’s results in the year-to-date period was income of $1.1 million (a $1.4 million improvement from the prior year’s $.3 million loss) as higher selling prices again outpaced increased energy and raw material costs.

PUBLISHING

Excluding the Denver gain, operating income for the Publishing Division was up slightly in the second quarter. A $5.9 million increase in revenues, which represented the eleventh consecutive quarter of revenue growth over the equivalent prior-year period, was largely counteracted by higher expenses. Operating income increased $3.3 million in the first half of 2005 on a $13.7 million rise in revenues as compared to the equivalent prior-year period. As illustrated by the following chart, Classified and Retail revenues posted solid gains in both the quarter and year to date, while National revenues reflected strength in the year to date (but were up only moderately in the quarter). Overall, advertising revenues were up 5.7% in the quarter and 6.5% in the year to date, reflecting sustained progress as all advertising categories continued to build upon the momentum established in the first quarter. Classified advertising revenues contributed nearly two-thirds of the Division’s overall revenue gain in both the quarter and first half of 2005 on the strength of robust employment advertising in almost all markets. Retail revenues showed strength in the department store and financial categories, particularly at The Tampa Tribune. Despite softness in the automotive category, National revenues improved on increased business from certain major national preprint advertisers.

Publishing Segment operating expenses increased $6 million and $10.5 million in the second quarter and first half of this year over the equivalent 2004 periods due to a combination of factors. Newsprint expense was up $1.6 million in the quarter and $3.3 million in the year to date. In the quarter, a $43 per ton rise in average price caused most of the increase; the balance was attributable to additional consumption (due to higher advertising linage). In the year to date, a $44 per ton rise in average price accounted for the majority of the higher newsprint expense. Employee compensation and benefit costs were up $2.6 million (4.8%) in the quarter and $4.4 million (4.1%) in the year to date due to annual salary increases and higher retirement plan expenses. Additionally, costs at the Florida properties were up 8.2% and 5.8% in the quarter and six months, due to increased advertising incentives, relocation costs and circulation-related expenses.

BROADCAST

Compared to the same prior-year periods, Broadcast operating income declined $1.5 million and $4.6 million in the second quarter and first half of 2005, due to the virtual absence of Political advertising as well as increased operating expenses. Despite the challenges presented by odd-numbered years, such as the absence of

Olympic-related advertising and meager Political advertising, the Division still posted revenue increases of $1.7 million in the quarter and $2.4 million in the year to date. The following chart illustrates the divergent paths of Local and Political advertising, as well as the positive momentum which National advertising began to exhibit in the most recent quarter. Aggressive sales development initiatives, which also contributed to the rise in expenses, drove the strong local time sales due primarily to strength in the furniture, entertainment and services categories. National advertising was up on solid telecommunications advertising in the quarter and strength in the corporate category in the year to date. As anticipated, Political advertising declined dramatically in this off-election year.

The Broadcast Division’s advertising sales outperformed that of the industry for the first five months of the year. According to the Television Bureau of Advertising (a not-for-profit trade association of America’s broadcast television industry), time sales across the broadcast industry (including Political in either National or Local, as appropriate) have decreased 3.5% through May 2005 as compared to the Company’s increase of 0.6%. This better-than-industry revenue performance was driven by the Division’s local time sales which rose 5.8%, and contrasted sharply to the industry’s 1.1% decline. During the same period, industry national time sales fell by 7.3% as compared with the Division’s 8% decrease, largely a reflection of the exceptionally strong 2004 Political advertising garnered by the Division’s TV stations (totaling $37.7 million, of which $8.6 million was earned in the first half of last year).

Broadcast operating expenses rose $3.2 million and $7 million in the second quarter and the first half of this year as compared to the equivalent 2004 periods. The primary factor driving these increases was higher employee compensation and benefit costs which rose 6.1% in the quarter and 6.5% in the year to date due to annual salary increases, sales commissions growth associated with new business, and higher retirement plan expense. Also contributing to the higher expense level were sales-related costs, including increased customer sales incentives and higher consulting fees related to new business development initiatives.

INTERACTIVE MEDIA

The Interactive Media Division reduced its operating loss by 35% in the second quarter and 43% in the year-to-date period from the equivalent prior-year periods. Revenues increased $1.4 million (41.5%) and $3 million (46%) in the second quarter and year to date, with nearly three-quarters of the increase in each period coming from Classified advertising as upsell and other arrangements continued to thrive. Under these up-sell arrangements, customers pay an additional fee to have their classified advertisement placed online simultaneously with its publication in the newspaper. Classified advertising has grown every quarter since the

Division’s inception in 2001, with many of those quarters (including both the first and second quarter of 2005) producing a period-over-period improvement of nearly 50%. Operating expenses were up $.9 million and $1.8 million in the quarter and year to date, resulting primarily from higher compensation and employee benefits expense due to sales positions being filled, additional sales-related commissions and annual salary increases.

The Interactive Media Division remains focused on expanding product offerings, securing and retaining high-quality personnel, invigorating revenues through sales initiatives and enhancing content and design across all the Company’s online enterprises. Subsequent to the end of the second quarter, the Company purchased BlockDot, Inc., a successful advergaming and game development firm known for product innovation and services. The Division’s strategy and focus is succeeding as demonstrated by five straight quarters of consistent profitability at TBO.com and TimesDispatch.com, the Company’s two largest online enterprises. Many of the Division’s other online enterprises continue to close the gap between producing an operating loss and becoming profitable.

INTEREST EXPENSE

Interest expense decreased $.2 million and $.7 million in the quarter and year to date from the equivalent year-ago periods due to a decrease in average debt outstanding in both periods of approximately $100 million that more than offset higher average rates which increased 70 to 75 basis points resulting from a year-over-year increase in LIBOR (which influences interest rates applicable to the Company’s revolving credit facility). This meaningful debt reduction was partially facilitated by use of the proceeds from the sale of the Company’s interest in Denver.

Although it has none now, the Company periodically uses interest rate swaps; such instruments are not traded for profit or loss, but used as part of an overall strategy to manage interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR. Toward the end of the first quarter of 2004, two of the Company’s swaps with notional amounts totaling $100 million matured, leaving two remaining swaps with notional amounts of $50 million each which matured in the first quarter of 2005. These interest rate swaps were cash flow hedges that effectively converted the covered portion of the Company’s variable rate debt to fixed rate debt.

INCOME TAXES

The Company’s effective tax rate on income before cumulative effect of change in accounting principle (excluding the Denver gain) was 36.5% in the second quarter and year to date as compared to 37% in the equivalent prior-year periods; the decrease was due to the American Jobs Creation Act which provides a deduction that has the effect of reducing the effective corporate income tax rate for domestic manufacturers. This Qualified Production Activity Deduction (QPAD) is being phased in over five years beginning in 2005. The IRS issued preliminary guidance earlier this year regarding the definition and computation of the QPAD; however, many questions and issues remain open with respect to the final interpretation. The Company is awaiting further guidance in the form of proposed regulations, which are expected by the end of the third quarter, before it can further refine its estimate of the impact of the QPAD.

LIQUIDITY

Net cash generated from operating activities in the first half of 2005 of $42.5 million, combined with $45.9 million in proceeds from the sale of Denver, enabled the Company to reduce debt by $46 million, to make capital expenditures of $32.6 million, to contribute $15 million to its retirement plan, to pay dividends to stockholders of $10.1 million and to pay debt issuance costs of $3.8 million associated with the amendment of its revolving credit facility.

Like many corporate pension plans, the Company’s retirement plan remains in an underfunded position. Although not required to do so, the Company elected to make contributions of $21 million in 2003 and $35 million in early 2004 with the expectation of reducing the ultimate amount that it would need to contribute. The Company made an additional $15 million contribution in the second quarter of 2005. Depending upon changes in market values, rates of return, and discount rates, the Company expects this level of contribution may continue over the next few years.

As noted previously, in March 2005, the Company amended its $1 billion revolving credit facility with a syndicate of banks providing the Company lower interest rates and greater financial flexibility, primarily through less restrictive covenants; this agreement has a term of five and one-half years. In addition to the amended revolving credit facility, the Company also has in place a universal shelf registration which allows for combined public debt or equity totaling $1.2 billion (together the “Facilities”). At the end of the second quarter, there were borrowings of $180 million outstanding under the revolving credit facility and $200 million in senior notes outstanding under the universal shelf. The Facilities carry cross-default provisions between the revolving credit and the senior notes. The revolving credit has both interest coverage and leverage ratio covenants. These covenants, which involve debt levels, interest expense, and EBITDA (a measure of cash earnings as defined in the revolving credit agreement), can affect the Company’s maximum borrowing capacity under the Facilities. The Company was in compliance with all covenants at quarter-end and expects to remain in compliance with them going forward. The Company believes that internally generated funds provided by operations, together with the unused portion of the Facilities, provide it with significant flexibility to manage working capital needs, pay dividends, finance capital expenditures, make pension plan contributions and take advantage of new strategic opportunities.

OUTLOOK

The Company looks forward to continued growth at the Publishing and Interactive Media Divisions throughout the remainder of 2005. Publishing advertising revenues are expected to climb on the sustained strength of Classified and Retail advertising. The Interactive Media Division anticipates strong revenue growth and considerable progress toward division-wide profitability. While higher newsprint prices will partially offset improved Publishing revenues, they will favorably impact the Company’s share of SP Newsprint’s results despite the tempering impact of higher energy costs. The Broadcast Division will be even more challenged in the second half of the year due to its outstanding performance in garnering Political advertising during that same period in 2004. While the Division anticipates Local sales growth throughout the rest of the year will replace some of its Political advertising, the associated rise in expense to generate this Local growth combined with lethargic National advertising are expected to result in an operating profit decline.

The Company continues to monitor developments at the Federal Communications Commission (FCC) and its anticipated commencement of new proceedings involving, among other things, the ownership of broadcast television stations and newspapers in the same markets. The new rules continue to be stayed, and the matter is back at the FCC. Resolution of this matter will take some time, and while this process continues, the Company has sought license renewals and waivers from the FCC for several of its television stations where cross-ownership remains an issue under old regulations.

* * * * * *

Certain statements in this quarterly report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to the impact of new accounting standards, pension plan contributions, accounting estimates and assumptions, the Internet, as well as expectations regarding newsprint prices, energy costs, general advertising levels, and the effects of changes to FCC regulations. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “plans” and similar words, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

Some significant factors that could affect actual results include: changes in advertising demand, the availability and pricing of newsprint, changes in interest rates, changes to pending accounting standards, health care cost trends, the performance of pension plan assets, and regulatory rulings and laws.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Media General, Inc. was held on April 28, 2005, for the purpose of electing a board of directors.

Each nominee for director was elected by the following vote:

Class A Directors	Class A Shares Voted “FOR”	Class A Shares Voted “WITHHELD”
Charles A. Davis	15,705,772	374,826
C. Boyden Gray	15,769,714	310,884
Walter E. Williams	15,471,873	608,725

Class B Directors	Class B Shares Voted “FOR”
O. Reid Ashe, Jr.	552,940
J. Stewart Bryan III	552,940
Diana F. Cantor	552,940
Marshall N. Morton	552,940
Thompson L. Rankin	552,940
Coleman Wortham III	552,940

Item 6. Exhibits

(a)	Exhibits

31.1	Section 302 Chief Executive Officer Certification
31.2	Section 302 Chief Financial Officer Certification
32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

DATE: August 4, 2005	/s/ Marshall N. Morton
Marshall N. Morton
President and Chief Executive Officer

DATE: August 4, 2005	/s/ John A. Schauss
John A. Schauss
Vice President - Finance and Chief Financial Officer