Form 10-Q
period 2005-09-25
MEDIA GENERAL INC
filed 2005-11-03
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2005

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 30, 2005.

Class A Common shares:	23,488,117
Class B Common shares:	555,992

MEDIA GENERAL, INC.

FORM 10-Q REPORT

September 25, 2005

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s except shares)

	(Unaudited) September 25, 2005	December 26, 2004
ASSETS
Current assets:
Cash and cash equivalents	$9,774	$9,823
Accounts receivable - net	110,404	117,177
Inventories	8,732	8,021
Other	46,387	35,826

Total current assets	175,297	170,847

Investments in unconsolidated affiliates	84,510	93,277
Other assets	59,226	59,676
Property, plant and equipment - net	432,185	422,299
Excess of cost over fair value of net identifiable assets of acquired businesses - net	645,487	641,706
FCC licenses and other intangibles - net	564,391	1,092,530

	$1,961,096	$2,480,335

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s except shares)

	(Unaudited) September 25, 2005	December 26, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,466	$27,000
Accrued expenses and other liabilities	89,021	92,163
Income taxes payable	—	7,708

Total current liabilities	111,487	126,871

Long-term debt	400,978	437,960
Borrowings of consolidated variable interest entities	95,320	95,320
Deferred income taxes	314,581	501,655
Other liabilities and deferred credits	130,484	134,760
Stockholders’ equity:
Preferred stock ($5 cumulative convertible), par value $5 per share, authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 23,488,079 and 23,230,109 shares	117,440	116,150
Class B, authorized 600,000 shares; issued 555,992 shares	2,780	2,780
Additional paid-in capital	60,219	46,067
Accumulated other comprehensive loss	(51,562)	(50,652)
Unearned compensation	(16,144)	(9,408)
Retained earnings	795,513	1,078,832

Total stockholders’ equity	908,246	1,183,769

	$1,961,096	$2,480,335

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(000’s except for per share data)

	Third Quarter Ended		Nine Months Ended
	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Revenues	$220,801	$217,644	$672,447	$650,690

Operating costs:
Production	100,179	94,333	294,024	280,037
Selling, general and administrative	82,368	75,876	248,474	230,757
Depreciation and amortization	17,084	15,709	51,602	49,280

Total operating costs	199,631	185,918	594,100	560,074

Operating income	21,170	31,726	78,347	90,616

Other income (expense):
Interest expense	(7,097)	(7,643)	(21,956)	(23,171)
Investment income – unconsolidated affiliates	891	523	2,329	330
Gain on sale of Denver	(3)	—	33,270	—
Other, net	791	335	1,586	1,028

Total other income (expense)	(5,418)	(6,785)	15,229	(21,813)

Income before income taxes and cumulative effect of change in accounting principle	15,752	24,941	93,576	68,803
Income taxes	5,990	9,228	36,132	25,457

Income before cumulative effect of change in accounting principle	9,762	15,713	57,444	43,346
Cumulative effect of change in accounting principle (net of tax benefit of $190,730)	—	—	(325,453)	—

Net income (loss)	$9,762	$15,713	$(268,009)	$43,346

Earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$0.41	$0.67	$2.44	$1.86
Cumulative effect of change in accounting principle	—	—	(13.84)	—

Net income (loss)	$0.41	$0.67	$(11.40)	$1.86

Earnings (loss) per common share – assuming dilution:
Income before cumulative effect of change in accounting principle	$0.41	$0.66	$2.40	$1.83
Cumulative effect of change in accounting principle	—	—	(13.62)	—

Net income (loss)	$0.41	$0.66	$(11.22)	$1.83

Dividends paid per common share	$0.21	$0.20	$0.63	$0.60

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(000’s)

	Nine Months Ended
	September 25, 2005	September 26, 2004
Operating activities:
Net income (loss)	$(268,009)	$43,346
Adjustments to reconcile net income (loss):
Cumulative effect of change in accounting principle	325,453	—
Depreciation and amortization	51,602	49,280
Deferred income taxes	5,446	21,844
Investment income - unconsolidated affiliates	(2,329)	(330)
Net gain on sale of Denver	(19,391)	—
Change in assets and liabilities:
Retirement plan contributions	(15,000)	(35,014)
Accounts receivable and inventories	6,436	6,908
Income taxes payable	(29,170)	(11,872)
Other	1,010	5,563

Net cash provided by operating activities	56,048	79,725

Investing activities:
Capital expenditures	(48,724)	(29,505)
Proceeds from sale of Denver	45,850	—
Purchase of businesses	(6,726)	(2,147)
Other, net	3,434	1,384

Net cash used by investing activities	(6,166)	(30,268)

Financing activities:
Increase in debt	265,000	244,500
Payment of debt	(301,982)	(291,015)
Debt issuance costs	(3,772)	—
Dividends paid	(15,114)	(14,208)
Other, net	5,937	9,841

Net cash used by financing activities	(49,931)	(50,882)

Net decrease in cash and cash equivalents	(49)	(1,425)
Cash and cash equivalents at beginning of year	9,823	10,575

Cash and cash equivalents at end of period	$9,774	$9,150

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

6. The following table sets forth the Company’s current and prior-year financial performance by segment:

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total
Three Months Ended September 25, 2005
Consolidated revenues	$142,100	$74,689	$5,263	$(1,251)	$220,801

Segment operating cash flow	$32,960	$17,163	$(604)		$49,519
Allocated amounts:
Equity in net income of unconsolidated affiliate			3		3
Gain on sale of Denver	(3)				(3)
Depreciation and amortization	(5,942)	(4,742)	(317)		(11,001)

Segment profit (loss)	$27,015	$12,421	$(918)		38,518

Unallocated amounts:
Interest expense					(7,097)
Investment income – SP Newsprint					888
Acquisition intangibles amortization					(4,897)
Corporate expense					(9,556)
Other					(2,104)

Consolidated income before income taxes					$15,752

Three Months Ended September 26, 2004
Consolidated revenues	$137,659	$77,308	$3,526	$(849)	$217,644

Segment operating cash flow	$35,286	$24,397	$(1,202)		$58,481
Allocated amounts:
Equity in net income of unconsolidated affiliate	207				207
Depreciation and amortization	(5,847)	(4,215)	(303)		(10,365)

Segment profit (loss)	$29,646	$20,182	$(1,505)		48,323

Unallocated amounts:
Interest expense					(7,643)
Investment income – SP Newsprint					316
Acquisition intangibles amortization					(4,109)
Corporate expense					(9,636)
Other					(2,310)

Consolidated income before income taxes					$24,941

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total
Nine Months Ended September 25, 2005
Consolidated revenues	$431,993	$229,250	$14,726	$(3,522)	$672,447

Segment operating cash flow	$105,635	$61,229	$(1,710)		$165,154
Allocated amounts:
Equity in net income of unconsolidated affiliates	221		162		383
Gain on sale of Denver	33,270				33,270
Depreciation and amortization	(17,590)	(14,627)	(1,174)		(33,391)

Segment profit (loss)	$121,536	$46,602	$(2,722)		165,416

Unallocated amounts:
Interest expense					(21,956)
Investment income – SP Newsprint					1,946
Acquisition intangibles amortization					(14,366)
Corporate expense					(30,497)
Other					(6,967)

Consolidated income before income taxes and cumulative effect of change in accounting principle					$93,576

Nine Months Ended September 26, 2004
Consolidated revenues	$413,893	$229,434	$10,010	$(2,647)	$650,690

Segment operating cash flow	$105,023	$73,175	$(3,625)		$174,573
Allocated amounts:
Equity in net income of unconsolidated affiliate	355				355
Depreciation and amortization	(17,771)	(14,183)	(1,053)		(33,007)

Segment profit (loss)	$87,607	$58,992	$(4,678)		141,921

Unallocated amounts:
Interest expense					(23,171)
Investment loss – SP Newsprint					(25)
Acquisition intangibles amortization					(12,327)
Corporate expense					(30,994)
Other					(6,601)

Consolidated income before income taxes					$68,803

7. The following table sets forth the computation of basic and diluted earnings per share before cumulative effect of change in accounting principle:

	Quarter Ended Sept. 25, 2005			Quarter Ended Sept. 26, 2004
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income before cumulative effect of change in accounting principle available to common stockholders	$9,762	23,558	$0.41	$15,713	23,399	$0.67

Effect of dilutive securities
Stock options		160			132
Restricted stock and other	(15)	255		(8)	199

Diluted EPS
Income before cumulative effect of change in accounting principle available to common stockholders plus assumed conversions	$9,747	23,973	$0.41	$15,705	23,730	$0.66

	Nine Months Ended Sept. 25, 2005			Nine Months Ended Sept. 26, 2004
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income before cumulative effect of change in accounting principle available to common stockholders	$57,444	23,511	$2.44	$43,346	23,339	$1.86

Effect of dilutive securities
Stock options		138			188
Restricted stock and other	(50)	237		(24)	200

Diluted EPS
Income before cumulative effect of change in accounting principle available to common stockholders plus assumed conversions	$57,394	23,886	$2.40	$43,322	23,727	$1.83

8. The following table provides the components of net periodic benefit cost for the Company’s benefit plans for the third quarter and nine months ended 2005 and 2004:

	Third Quarter Ended
	Pension Benefits		Other Benefits
(In thousands)	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Service cost	$3,449	$3,072	$64	$99
Interest cost	5,610	5,210	422	515
Expected return on plan assets	(6,218)	(6,154)	—	—
Amortization of prior-service cost	52	88	—	—
Amortization of net loss	1,769	1,051	—	42

Net periodic benefit cost	$4,662	$3,267	$486	$656

	Nine Months Ended
	Pension Benefits		Other Benefits
(In thousands)	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Service cost	$10,347	$9,215	$191	$297
Interest cost	16,830	15,631	1,266	1,544
Expected return on plan assets	(18,654)	(18,463)	—	—
Amortization of prior-service cost	157	264	—	—
Amortization of net loss	5,308	3,153	—	126

Net periodic benefit cost	$13,988	$9,800	$1,457	$1,967

In December of 2003 Congress passed the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). The Act established a prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of retiree health care benefit plans that are at least actuarially equivalent to Medicare Part D. The Act reformed Medicare in such a way that the Company expects to receive subsidy payments beginning in 2006 for continuing retiree prescription drug benefits and also expects a reduction in the rate of participation by current employees in the plan. In the second quarter of 2004, the Company retroactively adopted FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2000, based on guidance available at that time. This resulted in a decrease in the Company’s net periodic postretirement benefit cost of approximately $195 thousand for each quarter of 2004. Final regulations implementing the Act were issued in January 2005; clarifying interpretations were released in April 2005. Based on this definitive guidance, the Company believes an additional segment of its retiree population will be considered actuarially equivalent. Accordingly, the Company recorded a $450 thousand benefit in the second quarter of 2005 as a reduction to its net periodic postretirement benefit cost; a $225 thousand benefit was recorded in the third quarter and a similar amount is expected in the fourth quarter of 2005. Additionally, the Company’s accumulated postretirement benefit obligation was reduced by $6.7 million.

During the second quarter of 2005, the Company made a contribution of $15 million to its retirement plan. Depending upon changes in market values, rates of return, and discount rates, the Company expects this level of contribution may continue over the next few years.

9. The Company’s comprehensive income (loss) consisted of the following:

	Quarter Ended		Nine Months Ended
(In thousands)	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Net income (loss)	$9,762	$15,713	$(268,009)	$43,346
Unrealized gain on derivative contracts (net of deferred taxes)	532	827	1,888	3,066
Change in minimum pension liability (net of deferred taxes)	—	—	478	4
Unrealized holding loss on equity securities (net of deferred taxes)	(976)	(2,161)	(3,276)	(3,457)

Comprehensive income (loss)	$9,318	$14,379	$(268,919)	$42,959

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

	Quarter Ended		Nine Months Ended
(In thousands, except per share amounts)	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Net income (loss), as reported	$9,762	$15,713	$(268,009)	$43,346
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(726)	(772)	(4,184)	(4,307)

Pro forma net income (loss)	$9,036	$14,941	$(272,193)	$39,039

Earnings (loss) per share:
Basic – as reported	$0.41	$0.67	$(11.40)	$1.86

Basic – pro forma	$0.38	$0.64	$(11.58)	$1.67

Diluted – as reported	$0.41	$0.66	$(11.22)	$1.83

Diluted – pro forma	$0.38	$0.63	$(11.40)	$1.65

Expense attribution for the majority of options was based on a three-year vesting considering actual forfeitures. However, options granted to employees with ten years of service and who have reached age 55 are reflected as a pro forma expense immediately upon grant in the first quarter as these options would automatically vest upon their retirement. Accordingly, option expense in the first quarter is higher than that of the remaining three quarters.

As permitted under the SEC’s recent announcement which defers implementation of SFAS No. 123(R), Share-Based Payment, the Company will adopt the standard at the beginning of 2006. The Company continues to study the impact of this standard, including evaluation of option-pricing models to value share-based transactions initiated subsequent to the adoption of the statement.

11. At September 25, 2005, the Company had borrowings of $200 million in senior notes and $6 million from bank lines due within one year that have been classified as long-term debt in accordance with the Company’s intention and ability to refinance these obligations on a long-term basis under existing facilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Media General is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, television stations and interactive media.

The Company’s fiscal year ends on the last Sunday in December.

RESULTS OF OPERATIONS

Year-to-date comparative results were substantially impacted by the January adoption of EITF Topic D-108 which requires the use of a direct method for valuing all acquired assets other than goodwill. The direct method requires the company to value its FCC licenses (acquired in conjunction with acquisitions made in 1997 and 2000) using an average market participant concept. Use of the direct value method with the average market participant concept, which differs markedly from the residual value method, resulted in a cumulative effect of change in accounting principle charge of $325.5 million ($13.62 per diluted share) in the first quarter. See Note 4 for a full discussion of this charge. Additionally, year-to-date results were positively impacted by an after-tax gain of $19.4 million ($0.81 per diluted share) attributable to the Company’s sale of its 20% interest in Denver Newspapers, Inc. (parent company of The Denver Post) to Media News Group, Inc.

Net income of $9.8 million in the third quarter was down $6 million from the prior year’s same period. Decreased Broadcast and Publishing operating profits were primarily responsible for the diminished quarterly results. Broadcast operating results declined as that Division endeavored to replace two prior-year sources of income: an $8.1 million decline in Political revenues and the absence of $5 million in Olympic advertising in this off-election, non-Olympic year. Lower Publishing operating results reflected higher expenses for newsprint, employee benefits and fuel. Conversely, several encouraging factors partially offset these items: operating results at the Interactive Media Division improved 39% in the form of a reduced operating loss, interest expense decreased 7% (lower average debt levels more than offset higher rates) and Publishing revenues grew more than 3% reflecting strong advertising growth. Additionally, the Company’s share of SP Newsprint’s income in the quarter increased to nearly three times the level of last year’s third quarter (from $.3 million to $.9 million); the improvement was attributable to higher newsprint selling prices offset in part by higher energy and raw material costs.

Excluding the Denver gain, income before cumulative effect of change in accounting principle of $38.1 million in the first nine months of 2005 was down $5.3 million from the prior year’s same period. Broadcast Division operating profits declined 21% in this year-to-date period due in large part to the $15.8 million year-over-year decrease in Political revenues, as well as the absence of $5 million in Olympic-related advertising. Again excluding the Denver gain, Publishing Division operating profits rose nearly 1% on the strength of Classified and Retail advertising growth, while the Interactive Media Division showed a 42% reduction in its operating loss compared to the first nine months of 2004. Other dynamics which shaped year-to-date results included a 16.5% increase in intangibles amortization (principally due to the shortening of network affiliation intangible asset useful lives from 40 to 25 years in the fourth quarter of 2004), and a 5.2% reduction in interest expense (lower average debt levels more than offset higher average rate). Additionally, the Company’s share of SP Newsprint’s results in the year-to-date period was income of $1.9 million compared to its break-even position in the prior year, as higher selling prices again outpaced increased energy and raw material costs.

PUBLISHING

Operating income for the Publishing Division decreased $2.6 million in the third quarter of 2005; a $4.4 million increase in revenues was more than offset by higher operating expenses. Excluding the Denver gain, operating income increased $.7 million in the first nine months of 2005 on an $18.1 million rise in revenues. As illustrated by the following chart, Classified revenues remained the Division’s strongest performer in both the quarter and year to date and fueled the Division’s twelfth consecutive quarter of revenue growth over the equivalent prior-year period. Classified advertising revenues contributed more than two-thirds of the Division’s overall revenue gain in both the quarter and first nine months of 2005 on the strength of robust employment advertising in almost all markets. Retail revenues posted notable gains in the year to date and were up moderately in the quarter, reflecting increases in the entertainment and medical categories as well as solid growth in preprints. National revenues were essentially flat in the quarter, while the year to date, up 7.3%, benefited from strong telecommunications advertising in certain markets combined with good preprint growth carried over from the first half of the year.

Publishing Segment operating expenses increased $6.8 million and $17.3 million in the third quarter and first nine months of this year over the equivalent 2004 periods due to a combination of factors. Newsprint expense was up $2.1 million in the quarter and $5.5 million in the year to date. In the quarter, a $66 per ton rise in average price accounted for the majority of the higher newsprint expense. In the year to date, a $51 per ton rise in average price caused most of the increase; the balance was attributable to additional consumption (due to higher advertising linage). Employee compensation and benefit costs were up $3.5 million (6.8%) in the quarter and $7.8 million (5%) in the year to date due to annual salary increases, higher retirement plan expenses and increased health care costs. Additionally, certain other costs, including advertising incentives, training costs and circulation-

related expenses, were up between 3% and 3.5% in both the quarter and nine months, most notably at the Florida properties.

BROADCAST

Compared to the same prior-year periods, Broadcast operating income declined $7.8 million and $12.4 million in the third quarter and first nine months of 2005 due to the confluence of several factors. Most significant was a decline in the quarter of $8.1 million and in the year to date of $15.8 million in Political revenues which necessitated an increase in operating expenses as the Division worked to replace not only Political revenues, but also $5 million in 2004 Olympic-related advertising revenues. Despite the challenges presented in this odd-numbered year, revenue declines were limited to $2.6 million and $.2 million in the quarterly and year-to-date periods. The following chart illustrates the divergent paths of Local and Political advertising, as well as a slight dip in National advertising as it fell just short of achieving prior-year revenue levels. Aggressive sales development initiatives drove the strong Local time sales due primarily to strength in the financial, fast food and furniture categories. National advertising lost some ground in the quarter, which also affected the year to date, as a result of lower spending in the automotive and fast food categories.

The Broadcast Division’s advertising sales outperformed that of the industry for the first eight months of the year. According to the Television Bureau of Advertising (a not-for-profit trade association of America’s broadcast television industry), time sales across the broadcast industry (including Political revenues in either National or Local, as appropriate) have decreased 5.4% through August 2005 compared to the Division’s 1% decline. This better-than-industry revenue performance was driven by the Division’s local time sales which rose 6.4% and contrasted sharply with the industry’s 2.6% decline. During the same period, industry National time sales fell by 9.8% as compared with the Division’s 12.8% decrease, largely a reflection of the exceptionally strong 2004 Political advertising garnered by the Division’s TV stations.

Broadcast operating expenses rose $5.2 million and $12.2 million in the third quarter and the first nine months of this year as compared to the equivalent 2004 periods. The primary factor driving these increases was higher employee compensation and benefit costs which rose 8.5% in the quarter and 7.2% in the year to date due to annual salary increases, sales commission growth associated with new business, increased retirement plan expense, and higher health care costs. Increased sales-related expenses (including higher customer sales incentives and increased consulting fees related to new business development initiatives) as well as costs associated with Hurricanes Katrina and Rita also adversely impacted Broadcast operating expenses in the quarter and year to date.

INTERACTIVE MEDIA

The Interactive Media Division reduced its operating loss by 39% in the third quarter and 42% in the year-to-date period from the equivalent prior-year periods. Revenues increased $1.7 million (49%) and $4.7 million (47%) in the third quarter and year to date, with more than two-thirds of the increase in each period coming from Classified advertising as upsell and other arrangements continued to thrive. Under these up-sell arrangements, customers pay an additional fee to have their classified advertisement placed online simultaneously with its publication in the newspaper. Classified advertising has grown every quarter since the Division’s inception in 2001, with many of those quarters (including all three quarters in 2005) producing a period-over-period improvement of nearly 50%. Operating expenses were up $1.1 million and $2.9 million in the quarter and year to date, resulting primarily from higher employee compensation and benefits expense due to sales positions being filled, additional sales-related commissions and annual salary increases.

The Interactive Media Division remains focused on expanding product offerings, securing and retaining high-quality personnel, invigorating revenues through sales initiatives and enhancing content and design across all the Company’s online enterprises. During the third quarter, the Company purchased Blockdot, Inc., a leading advergaming and game development firm known for product innovation and services. The addition of Blockdot enhances the Division’s ability to provide innovative product offerings. The Division continues to progress as demonstrated by consistent profitability at TBO.com and TimesDispatch.com, the Company’s two largest online enterprises. Several of the Division’s smaller online enterprises also demonstrated profitability this quarter and others continue to advance toward profitability.

INTEREST EXPENSE

Interest expense decreased $.5 million and $1.2 million in the quarter and year to date from the equivalent year-ago periods due to a decrease in average debt outstanding of more than $100 million in each period, which more than offset higher average rates which increased 70 to 80 basis points due to a year-over-year increase in LIBOR (which influences interest rates applicable to the Company’s revolving credit facility). This meaningful debt reduction was partially facilitated by use of the proceeds from the sale of the Company’s interest in Denver.

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

INCOME TAXES

The Company’s effective tax rate on income before cumulative effect of change in accounting principle was 38% in the third quarter and 38.6% in the year to date as compared to 37% in each of the equivalent prior-year periods. The increase was due to the higher effective tax rate related to the gain from the sale of the Company’s 20% interest in Denver. The Company continues to evaluate the American Jobs Creation Act which provides a deduction that has the effect of reducing the effective corporate income tax rate for domestic manufacturers. This Qualified Production Activity Deduction (QPAD) is being phased in over five years beginning in 2005. The IRS issued preliminary guidance earlier this year regarding the definition and computation of the QPAD; however, many questions and issues remain open with respect to the final interpretation. The Company is awaiting further guidance in the form of proposed regulations, which are expected by the end of the year, before it can further refine its estimate of the impact of the QPAD.

LIQUIDITY

Net cash generated from operating activities in the first nine months of 2005 of $56 million, combined with $45.9 million in proceeds from the sale of Denver and other sources of funds, enabled the Company to reduce debt by $37 million, to make capital expenditures of $48.7 million, to contribute $15 million to its retirement plan, to pay dividends to stockholders of $15.1 million, to make acquisitions totaling $6.7 million, and to pay debt issuance costs of $3.8 million associated with the amendment of its revolving credit facility.

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

As noted previously, in March 2005, the Company amended its $1 billion revolving credit facility with a syndicate of banks providing the Company lower interest rates and greater financial flexibility, primarily through less restrictive covenants; this agreement has a term of five and one-half years. In addition to the amended revolving credit facility, the Company also has in place a universal shelf registration which allows for combined public debt or equity totaling $1.2 billion (together, the “Facilities”). At the end of the third quarter, there were borrowings of $195 million outstanding under the revolving credit facility and $200 million in senior notes outstanding under the universal shelf. The Facilities carry cross-default provisions between the revolving credit and the senior notes. The revolving credit has both interest coverage and leverage ratio covenants. These covenants, which involve debt levels, interest expense, and EBITDA (a measure of cash earnings as defined in the revolving credit agreement), can affect the Company’s maximum borrowing capacity under the Facilities. The Company was in compliance with all covenants at quarter-end and expects to remain in compliance with them going forward. The Company believes that internally generated funds provided by operations, together with the unused portion of the Facilities, provide it with significant flexibility to manage working capital needs, pay dividends, finance capital expenditures, make pension plan contributions and take advantage of new strategic opportunities.

OUTLOOK

Publishing advertising revenues are expected to climb on the sustained strength of Classified and Retail advertising in the quarter but may not be enough to overcome higher newsprint prices combined with increased employee compensation and benefit costs. The Interactive Media Division anticipates strong revenue growth in the fourth quarter and continued progress toward division-wide profitability. The impact of skyrocketing energy costs will adversely impact SPNC’s results despite higher newsprint prices in the current year. The Broadcast Division’s profit comparison will be extremely challenged in the fourth quarter due to its outstanding performance in garnering Political advertising during that same period in 2004. While the Division anticipates that Local sales growth throughout the rest of the year will replace some of the Political advertising, the associated rise in expenses to generate the Local revenue growth combined with a lethargic National advertising environment are expected to result in an operating profit decline.

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

* * * * * *

Certain statements in this quarterly report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to the impact of new accounting standards, pension plan contributions, accounting estimates and assumptions, the Internet, as well as expectations regarding newsprint prices, energy costs, general advertising levels, divisional profitability, and the effects of changes to FCC regulations. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “presumes,” “plans” and similar words, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

Some significant factors that could affect actual results include: changes in advertising demand, the availability and pricing of newsprint, changes in interest rates, energy prices, changes to pending accounting standards, health care cost trends, natural disasters, the performance of pension plan assets, and regulatory rulings and laws.

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

MEDIA GENERAL, INC.

DATE: November 3, 2005	/s/ Marshall N. Morton
Marshall N. Morton
President and Chief Executive Officer

DATE: November 3, 2005	/s/ John A. Schauss
John A. Schauss
Vice President - Finance and Chief Financial Officer