Form 10-K
period 2005-12-25
MEDIA GENERAL INC
filed 2006-02-23
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2005

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

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock	New York Stock Exchange
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting stock held by nonaffiliates of the registrant, based upon the closing price of the Company’s Class A Common Stock as reported on the New York Stock Exchange, as of June 26, 2005, was approximately $1,443,600,000.

The number of shares of Class A Common Stock outstanding on January 29, 2006, was 23,501,339. The number of shares of Class B Common Stock outstanding on January 29, 2006, was 555,992.

The Company makes available on its website, www.mediageneral.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as soon as reasonably practicable after being electronically filed with the Securities and Exchange Commission.

Part I, Part II and Part III incorporate information by reference from the Annual Report to Stockholders for the year ended December 25, 2005. Part III also incorporates information by reference from the proxy statement for the Annual Meeting of Stockholders to be held on April 27, 2006.

Index to Media General, Inc.

Annual Report on Form 10-K for the Year Ended December 25, 2005

Part I

Item 1. Business

General

Media General, Inc., is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, television stations, and interactive media. The Company employs approximately 7,200 people on a full or part-time basis. The Company’s businesses are somewhat seasonal; the second and fourth quarters are typically stronger than the first and third quarters.

The Company owns 25 daily newspapers and more than 100 other publications, as well as 26 (21 southeastern) television stations. The Company also operates more than 75 online enterprises. In recent years the Company has placed significant emphasis on convergence. Convergence combines the unique strengths of newspapers, television, and the Internet to enable the Company to better gather and present news and information to its readers, viewers, and users and on behalf of its advertisers. These efforts were initiated in the Tampa market, where The Tampa Tribune, WFLA-TV and TBO.com share the Company’s News Center facility and work side by side to provide the most comprehensive news, information and entertainment in that market. The success of this initial venture led the Company to introduce convergence to five additional markets in the Southeast where it operates newspapers, television stations, and websites in contiguous regions.

In June 2003, the Federal Communications Commission (FCC) issued new media ownership regulations affecting, among other things, common ownership of a newspaper and a television station in the same market and the ownership of two or more television stations in a single market. Those new regulations, which replaced older regulations, subsequently were stayed by an appellate court and remanded to the FCC; the Supreme Court chose not to review the matter. The Company believes the old ownership regulations, which date from 1975 (and the revised rules to a lesser degree), are ill-advised, do not reflect current marketplace realities and infringe on the Company’s First Amendment and other rights. The Company would like to expand its convergence opportunities in the Southeast; these opportunities could be affected by the further actions of the FCC, the courts or Congress.

Industry Segments

The Company operates in three significant industry segments. For financial information related to these segments see pages 39 through 41 of the 2005 Annual Report to Stockholders, which are incorporated herein by reference. These segments are Publishing, Broadcast, and Interactive Media. Additional information related to each of the Company’s significant industry segments is included below.

Publishing Business

At December 25, 2005, the Company’s wholly owned publishing operations included daily and Sunday newspapers in Virginia, North Carolina, South Carolina, Alabama, and Florida. Combined average paid circulation for these newspapers in 2005 was as follows (in thousands):

Newspaper Location	Daily	Sunday	Weekly
Virginia	349	399	50
Florida	241	319	1
North Carolina	164	176	8
Alabama	48	50	2
South Carolina	33	36	8

Total	835	980	69

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

The primary raw material used by the Company in its publishing operations is newsprint, which is purchased at market prices from various Canadian and United States sources, including SP Newsprint Company (SPNC), in which the Company owns a one-third equity interest. SPNC has mills in Dublin, Georgia, and Newberg, Oregon, with a combined annual capacity in excess of one million short tons. The publishing operations of the Company consumed approximately 134,000 short tons of newsprint in 2005. Management of the Company believes that sources of supply under existing arrangements, including a commitment to purchase 40,000 short tons from SPNC, will be adequate in 2006.

In June 2005, the Company sold its 20% ownership in The Denver Post Company (Denver), parent company of the Denver Post, to Media News Group, Inc. For additional information regarding the sale, see page 37 on the Annual Report to Stockholders.

Broadcast Business

The Broadcast Television Division operates 26 network-affiliated television stations in the United States. The following table sets forth certain information on each of these stations:

Station Location and Affiliation	National Market Rank (a)	Station Rank (a) *	Audience % Share (a) *	Expiration Date of FCC License (b)	Expiration Date of Network Agreement (c)
WFLA-TV NBC	12	1	11%	02/01/05	12/31/11
Tampa, FL

WSPA-TV CBS	35	1	12%	12/01/04	06/30/15
Greenville, SC
Spartanburg, SC
Satellite:
WNEG-TV,				04/01/05
Toccoa, GA

WASV-TV UPN	35	5	2%	12/01/04	10/31/07
Asheville, NC

WIAT-TV CBS	40	3	9%	04/01/13	12/31/14
Birmingham, AL

WJWB-TV WB	52	6	3%	02/01/05	08/31/08
Jacksonville, FL

WKRG-TV CBS	62	1	15%	04/01/13	04/02/15
Mobile, AL
Pensacola, FL

Station Location and Affiliation	National Market Rank (a)	Station Rank (a) *	Audience % Share (a) *	Expiration Date of FCC License (b)	Expiration Date of Network Agreement (c)
WTVQ-TV ABC	63	3	8%	08/01/05	01/01/06
Lexington, KY

KWCH-TV CBS	67	1	19%	06/01/06	06/30/15
Wichita, KS
Satellites in Kansas:
KBSD-TV, Dodge City
KBSH-TV, Hays
KBSL-TV, Goodland

WSLS-TV NBC	68	2	13%	10/01/04	12/31/11
Roanoke, VA

WDEF-TV CBS	86	2	12%	08/01/05	12/31/14
Chattanooga, TN

WJTV-TV CBS	89	1	19%	06/01/05	12/31/14
Jackson, MS

WJHL-TV CBS	91	2	16%	08/01/05	12/31/14
Johnson City, TN

WSAV-TV NBC	97	2	11%	04/01/13	12/31/11
Savannah, GA

WCBD-TV NBC	101	2	14%	12/01/04	12/31/11
Charleston, SC

WNCT-TV CBS	105	1	18%	12/01/04	12/31/14
Greenville, NC

WBTW-TV CBS	107	1	22%	12/01/04	06/30/15
Florence, SC
Myrtle Beach, SC

WJBF-TV ABC	115	1	16%	04/01/13	03/06/05
Augusta, GA

WRBL-TV CBS	127	2	12%	04/01/05	03/31/15
Columbus, GA

KIMT-TV CBS	152	1	16%	02/01/06	06/30/15
Mason City, IA

WMBB-TV ABC	157	2	15%	02/01/05	03/06/05
Panama City, FL

WHLT-TV CBS	167	2	7%	06/01/05	08/31/15
Hattiesburg, MS

KALB-TV NBC	176	1	21%	06/01/05	12/31/11
Alexandria, LA

(a)	Source: November 2005 Nielsen Media Research.
(b)	Television broadcast licenses are granted for maximum terms of eight years and are subject to renewal upon application to the FCC; the Company filed applications for renewal of all television station licenses in a timely manner prior to the applicable expiration dates.
(c)	The company is currently negotiating renewals to its network agreements with ABC.
*	Sign-On to Sign-Off, Households.

The primary source of revenues for the Company’s television stations is the sale of time to national and local advertisers. Additional revenue is derived from the network programming carried by major network affiliates and from political candidates.

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

The television broadcast industry has largely implemented the transition from analog to digital technology in accordance with a mandated conversion timetable established by the Communications Act and the FCC. On February 8, 2006, President Bush signed into law the Digital Television Transition and Public Safety Act setting February 17, 2009, as the deadline for completion of the transition from analog to digital television broadcasting. The law requires the FCC to terminate the licenses for all full-power analog television stations on February 18, 2009.

Interactive Media Business

The Interactive Media Division (IMD), which was launched in January 2001, operates in conjunction with the Publishing and Broadcast Divisions to provide online news, information and entertainment to its customers without geographic restrictions. The Division is comprised of more than 75 interactive enterprises, as well as minority investments in several companies. In October 2003, the Company sold Media General Financial Services, Inc., a component of its IMD. During 2002, the Division purchased the assets of Boxerjam Media, an online puzzle and game provider. In July 2005, the Division acquired Blockdot, Inc., a Dallas-based advergaming and game development firm. The Division continues to focus on two important areas of the interactive business: improving content and driving advertising sales. As the Internet is both a medium and a marketplace, direct online sales are increasing because of expanded viewership and enhanced content. This increasing popularity has enabled the Division to attain consistent profitability since 2004 at TBO.com and TimesDispatch.com, the Company’s two largest websites. The Division’s Northern Virginia and Charlottesville online enterprises also became profitable in 2005.

Among the online enterprises included in the Interactive Media Division, each of the Company’s daily newspapers and television stations is affiliated with a website featuring content from its published products or its television offerings. Online revenues are derived primarily from advertising, which includes various classified products as well as banner and sponsorship advertisements. The most successful revenue initiatives have involved classified products placed on the Company’s websites; these products represent approximately two-thirds of the Division’s revenues in 2005. The majority of these revenues are derived from upsell arrangements which have been successfully rolled-out to all markets. Under these upsell arrangements, customers pay an additional fee to have their classified advertisement placed online simultaneously with its publication in the newspaper.

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

The Company’s online enterprises compete for advertising, as well as for users’ discretionary time, against newspapers, magazines, radio, broadcast and cable television, other websites and other promotional media. These websites compete for users principally on the basis of content relevance and accessibility, and for advertisers primarily on viewer demographics and the innovative means in which advertising is delivered.

Item 1A. Risk Factors

The following paragraphs describe several risk factors which are unique to the Company:

The Company is subject to risks of decreased advertising revenues and potentially adverse effects of emerging technologies.

The Company’s revenue is primarily driven by advertiser spending, which is generally lower in the first and third fiscal quarters as consumer activity slows during those periods. Additionally, advertising revenue in the Broadcast Division tends to be higher in even-numbered years, when both political and Olympics coverage occurs. The level of advertising revenue is also dependent on a variety of factors including:

•	economic conditions in the Southeast, particularly in the Tampa, Richmond, and Winston-Salem markets;

•	competition from other newspapers, television broadcasters, and internet sites;

•	mergers and bankruptcies of large advertisers;

•	the financial condition of the Company’s large customers.

The Company’s two largest industry segments, Publishing and Broadcast, operate in mature businesses. Today’s “on demand” culture has shifted consumers’ historical newspaper reading and television viewing behaviors, particularly among younger segments of the population. As a result, the Company’s revenues are being challenged by new, often-times Internet-based, competitors who have differing business models. Additionally, the shift in consumer behaviors, as well as the consolidation of certain television networks, has the potential to modify the terms and conditions of future network affiliation agreements. The Company’s future success is dependent upon its ability to evolve and adapt its Publishing and Broadcast operations to this changing business environment, and to ensure the continued growth of its Interactive Media businesses.

A significant change in the price of newsprint will make operating results more volatile.

Newsprint, the Company’s most significant raw material, is a commodity whose price continually responds to supply / demand imbalances. Historically, its price has been quite volatile. While newsprint expense represents a significant component of the Publishing Division’s total costs, higher newsprint prices typically provide a net benefit to the Company by virtue of its one-third investment in SPNC, a domestic newsprint manufacturer with a manufacturing capacity of over one million short tons annually (far more than is consumed by the Company).

The television broadcasting industry is highly regulated.

The ownership, operation and sale of broadcast television stations, including those licensed to the Company, are subject to the jurisdiction of the FCC, which engages in extensive regulation of the broadcasting industry under authority granted by the Communications Act and the rules and regulations of the FCC. The Communications Act requires broadcasters to serve the public interest. Among other things, the FCC assigns frequency bands; determines stations’ locations and operating parameters; issues, renews, revokes and modifies station licenses; regulates and limits changes in ownership or control of station licenses; regulates equipment used by stations; regulates station employment practices; regulates certain program content and commercial matters in children’s programming; has the authority to impose penalties for violations of its rules or the Communications Act; and imposes annual fees on stations. Reference should be made to the Communications Act, as well as to the FCC’s rules, public notices and rulings for further information concerning the nature and extent of federal regulation of broadcast television stations.

Congress and the FCC have under consideration, and in the future may adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership transferability and profitability of the Company’s broadcast television stations and affect the ability of the Company to acquire additional stations. In addition to the matters noted above, these include, for example, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (such as alcoholic beverages), program content, increased fines for rule violations and ownership rule changes. Other matters that could potentially affect the Company’s broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as personal video recorders, satellite radio and television services, wireless cable systems, low-power television stations, and Internet delivered video programming services.

Continued uncertainty about media ownership regulations dampens the acquisition market as both buyers and sellers wait for the FCC to provide clarity. Additionally, a rejection of license renewals and waivers by the FCC could have a material, adverse effect on the Company’s business. Typically, the FCC begins processing renewal applications over the last month of the renewal term. Since the television license renewal cycle commenced in June 2004, however, the FCC has held up almost all television renewal applications filed by affiliates of the major networks pending FCC disposition of a backlog of indecency and other complaints against the networks’ programming.

The Company operates newspaper-television combinations pursuant to a temporary FCC exemption in the following television markets: Columbus, Georgia; Florence – Myrtle Beach, South Carolina; Panama City, Florida; and Tri-Cities (Tennessee and Virginia). The Company has petitioned the FCC to grant permanent waivers permitting the continued operation of these combinations.

While the Company strongly supports the complete elimination of all newspaper/broadcast cross-ownership restrictions, the elimination or modification of the existing rules could contribute generally to increased realignments of media entities and the convergence of various types of media. The opportunity for realignments and convergence should benefit the Company but, as other companies also may realign their properties, regulatory changes also could increase competition in the Company’s markets and could adversely affect the Company’s future operating results.

A declining stock market and lower interest rates could affect the value of the Company’s retirement plan assets and increase its retirement obligations. An unexpected rise in health care costs would adversely impact the Company’s postretirement obligations.

The Company has a funded, qualified non-contributory defined benefit retirement plan which covers substantially all employees, and non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage available to certain executives. There is also an unfunded plan that provides certain health and life insurance benefits to retired employees who were hired prior to 1992. Two significant elements in determining pension income or pension expense are the expected return on plan assets and the discount rate used in projecting benefit obligations. Large declines in the stock market and lower rates of return could increase the Company’s expense and cause additional cash contributions to the pension plan.

The Company currently anticipates that the annual growth rate in the per capita costs of covered health care benefits will decrease gradually between 2006 and 2012; however should the actual growth rate deviate significantly from this assumption, the Company’s postretirement obligations could increase.

The Company may experience lost advertising, damaged property and increased expense due to natural disasters.

Due to the Company’s concentration in the Southeast United States, its operations are particularly susceptible to tropical storms and hurricanes. These storms can cause lost advertising revenue and higher expenses if either the Company’s broadcasting or newspaper markets are threatened or are directly in the path of the storms. Additionally, the Company’s property could experience severe damage in the event of a major storm.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The headquarters buildings of Media General, Inc., and the Richmond Times-Dispatch are adjacent to one another in downtown Richmond, Virginia. The Company includes in its results the Variable Interest Entity (VIE) that owns both of these buildings; the Company has an option to purchase these buildings. The Company owns a third adjacent building which houses the Interactive Media Division’s and Broadcast Division’s management. The Richmond newspaper is printed at a production and distribution facility (approximately 77 acres) in Hanover County, Virginia, near Richmond. The Company is actively marketing approximately 95 acres of land that surround the production and distribution facility. The Company owns eight other daily newspapers in Virginia, all of which are printed in or around their respective cities at production and distribution facilities situated on parcels of land ranging from one-half acre to six acres. The Tampa, Florida, newspaper is located in a single unit production plant and office building located on a six acre tract in that city. The headquarters of the Company’s Brooksville and Sebring, Florida, daily newspapers are located on leased property in their respective cities; however, these newspapers are printed at the Tampa production facility. The Winston-Salem newspaper is headquartered in one facility in downtown Winston-Salem; its newspaper is printed at a production and distribution facility located on a nearby 11 acre site. The remaining twelve daily newspapers (seven in North Carolina, three in Alabama, and one each in South Carolina and Florida) are printed at production and distribution facilities on sites which range from one-half acre to seven acres, all located in or around their respective cities. The Company owns substantially all of its newspaper production equipment, production buildings and the land where these production facilities reside.

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

The Company’s 26 television stations are located in 12 states (ten southeastern) as follows: four each in Georgia and Kansas; three in Florida and South Carolina; two each in Alabama, Mississippi, North Carolina, and Tennessee; and one in Iowa, Kentucky, Louisiana, and Virginia. Substantially all of the television stations are located on land owned by the Company. Fifteen stations own their tower and the land, seven stations own their tower but lease the land, three stations participate in 50/50 partnerships that own both the tower and the land, and one station leases space on a tower.

The Interactive Media Division primarily operates out of and in conjunction with the Publishing and Broadcast properties.

The Company considers all of its properties, together with the related machinery and equipment contained therein, to be well maintained, in good operating condition, and adequate for its present and foreseeable future needs.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

Name	Age	Position and Office	Year First Took Office*
J. Stewart Bryan III	67	Chairman	1985

Marshall N. Morton	60	President and Chief Executive Officer	1989

O. Reid Ashe, Jr.	57	Executive Vice President and Chief Operating Officer	2001

H. Graham Woodlief, Jr.	61	Vice President, President of Publishing Division	1989

James A. Zimmerman	59	Vice President, President of Broadcast Division	2001

Neal F. Fondren	47	Vice President, President of Interactive Media Division	2001

Stephen Y. Dickinson	60	Controller and Chief Accounting Officer	1989

George L. Mahoney	53	Vice President, General Counsel and Secretary	1993

Lou Anne J. Nabhan	51	Vice President, Corporate Communications	2001

John A. Schauss	50	Vice President - Finance and Chief Financial Officer	2001

James F. Woodward	46	Vice President, Human Resources	2005

*	The year indicated is the year in which the officer first assumed an office with the Company.

Officers of the Company are elected at the Annual Meeting of the Board of Directors to serve, unless sooner removed, until the next Annual Meeting of the Board of Directors and/or until their successors are duly elected and qualified.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Reference is made to page 49 of the 2005 Annual Report to Stockholders, which is incorporated herein by reference, for information required by this item.

Item 6. Selected Financial Data

Reference is made to pages 50 and 51 of the 2005 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to pages 19 through 25 of the 2005 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to pages 23, 34, 38, and 39 of the 2005 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.

Item 8. Financial Statements and Supplementary Data

Consolidated financial statements of the Company as of December 25, 2005, and December 26, 2004, and for each of the three fiscal years in the period ended December 25, 2005, and the independent registered public accounting firm’s report thereon, as well as the Company’s unaudited quarterly financial data for the fiscal years ended December 25, 2005, and December 26, 2004, are incorporated herein by reference from the 2005 Annual Report to Stockholders pages 28 through 49.

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

The Company’s attestation report on internal control over financial reporting as of December 25, 2005, and the independent registered public accounting firm’s report on internal control over financial reporting as of December 25, 2005, are incorporated herein by reference from the 2005 Annual Report to Stockholders pages 26 and 27.

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 25, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 27, 2006, with respect to directors, executive officers, Code of Business Conduct and Ethics, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, except as to certain information regarding executive officers included in Part I.

Item 11. Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 27, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 27, 2006.

Item 13. Certain Relationships and Related Transactions

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 27, 2006.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 27, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. and 2. Financial Statement Schedules

The financial statements and schedules listed in the accompanying index to financial statements and financial schedules are filed as part of this annual report.

3. Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of this annual report.

Index to Financial Statements and Financial Statement Schedules - Item 15(a)

	Form 10-K	Annual Report to Stockholders
Media General, Inc.
(Registrant)
Report of management on Media General, Inc.’s internal control over financial reporting		26
Report of independent registered public accounting firm on internal control over financial reporting		27
Report of independent registered public accounting firm		28
Consolidated statements of operations for the fiscal years ended December 25, 2005, December 26, 2004, and December 28, 2003		29
Consolidated balance sheets at December 25, 2005, and December 26, 2004		30-31
Consolidated statements of stockholders’ equity for the fiscal years ended December 25, 2005, December 26, 2004, and December 28, 2003		32
Consolidated statements of cash flows for the fiscal years ended December 25, 2005, December 26, 2004, and December 28, 2003		33
Notes 1 through 11 to the consolidated financial statements		34-48
Schedule: II - Valuation and qualifying accounts and reserves for the fiscal years ended December 25, 2005, December 26, 2004, and December 28, 2003	12

Schedules other than Schedule II, listed above, are omitted since they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

The consolidated financial statements of Media General, Inc. listed in the above index which are included in the Annual Report to Stockholders of Media General, Inc., for the fiscal year ended December 25, 2005, are incorporated herein by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Parts I, II and III, the 2005 Annual Report to Stockholders is not deemed filed as part of this report.

Media General, Inc.

Schedule II - Valuation and Qualifying Accounts and Reserves

Fiscal Years Ended December 25, 2005, December 26, 2004, and December 28, 2003

	Balance at Beginning of period	Additions charged to expense-net	Deductions Net	Transfers		Balance at end of period
2005
Allowance for doubtful accounts	$5,994,050	$6,155,019	$(6,083,601)	$15,522	(a)	$6,080,990

2004
Allowance for doubtful accounts	$7,010,697	$4,417,930	$(5,434,577)	$—		$5,994,050

2003
Allowance for doubtful accounts	$6,778,093	$4,578,502	$(4,314,061)	$(31,837	)(a)	$7,010,697

(a)	Amount associated with net acquisitions and dispositions of businesses.

Index to Exhibits

Exhibit Number	Description
3 (i)	Articles of Incorporation of Media General, Inc., amended and restated as of May 28, 2004, incorporated by reference to Exhibit 3(i) of Form 10-Q for the fiscal period ended June 27, 2004.

3 (ii)	Bylaws of Media General, Inc., amended and restated as of May 28, 2004, incorporated by reference to Exhibit 3(ii) of Form 10-Q for the fiscal period ended June 27, 2004.

10.1	Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 2.2 of Registration Statement 2-56905.

10.2	Additional Form of Option to be granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 2 to Post-Effective Amendment No. 3 Registration Statement 2-56905.

10.3	Addendum dated January 1984, to Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.13 of Form 10-K for the fiscal year ended December 31, 1983.

10.4	Addendum dated June 19, 1992, to Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.15 of Form 10-K for the fiscal year ended December 27, 1992.

10.5	Addendum dated June 19, 1992, to Form of Option granted under the 1987 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.20 of Form 10-K for the fiscal year ended December 27, 1992.

10.6	Shareholders Agreement, dated May 28, 1987, between Mary Tennant Bryan, Florence Bryan Wisner, J. Stewart Bryan III, and as trustees under D. Tennant Bryan Media Trust, and Media General, Inc., D. Tennant Bryan and J. Stewart Bryan III, incorporated by reference to Exhibit 10.50 of Form 10-K for the fiscal year ended December 31, 1987.

10.7	Media General, Inc., Supplemental 401(K) Plan, amended and restated as of April 29, 2004, incorporated by reference to Exhibit 10.7 of Form 10-K for the fiscal year ended December 26, 2004.

10.8	Media General, Inc., Executive Supplemental Retirement Plan, amended and restated as of November 24, 2003, incorporated by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended December 28, 2003.

10.9	Deferred Income Plan for Selected Key Executives of Media General, Inc., and form of Deferred Compensation Agreement thereunder dated as of December 1, 1984, incorporated by reference to Exhibit 10.29 of Form 10-K for the fiscal year ended December 31, 1989.

10.10	Media General, Inc., Management Performance Award Program, adopted November 16, 1990, and effective January 1, 1991, incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended December 29, 1991.

10.11	Media General, Inc., Deferred Compensation Plan, amended and restated as of January 1, 1999, incorporated by reference to Exhibit 4.3 of Registration Statement 333-69527.

10.12	Media General, Inc., ERISA Excess Benefits Plan, amended and restated as of November 17, 1994, incorporated by reference to Exhibit 10.33 of Form 10-K for the fiscal year ended December 25, 1994.

10.13	Media General, Inc., 1995 Long-Term Incentive Plan, amended and restated as of May 18, 2001, incorporated by reference to Appendix B of the Proxy Statement dated April 2, 2001.

10.14	Media General, Inc., 1996 Employee Non-Qualified Stock Option Plan, amended as of December 31, 2001, incorporated by reference to Exhibit 10.14 of Form 10-K for the fiscal year ended December 26, 2004.

10.15	Media General, Inc., 1997 Employee Restricted Stock Plan, amended as of December 31, 2001, incorporated by reference to Exhibit 10.15 of Form 10-K for the fiscal year ended December 26, 2004.

10.16	Media General, Inc., Directors’ Deferred Compensation Plan, amended and restated as of November 16, 2001, incorporated by reference to Exhibit 10.16 of Form 10-K for the fiscal year ended December 26, 2004.

10.17	Form of an executive life insurance agreement between the Company and certain executive officers, incorporated by reference to exhibit 10.17 of Form 10-K for the fiscal year ended December 29, 2002.

10.18	Media General, Inc., Executive Automobile Program, incorporated by reference to Exhibit 10.18 of Form 10-K for the fiscal year ended December 26, 2004.

10.19	Media General, Inc., Executive Financial Planning and Income Tax Program, amended and restated as of October 16, 2005.

10.20	Media General, Inc., Executive Health Program adopted November 22, 2004, incorporated by reference to Exhibit 10.20 of Form 10-K for the fiscal year ended December 26, 2004.

10.21	Amended and Restated Partnership Agreement, dated November 1, 1987, by and among Virginia Paper Manufacturing Corp., KR Newsprint Company, Inc., and CEI Newsprint, Inc., incorporated by reference to Exhibit 10.31 of Form 10-K for the fiscal year ended December 31, 1987.

10.22	Amended and Restated Umbrella Agreement, dated November 1, 1987, by and among Media General, Inc., Knight - Ridder, Inc., and Cox Enterprises, Inc., incorporated by reference to Exhibit 10.34 of Form 10-K for the fiscal year ended December 31, 1987.

10.23	Amended Newsprint Purchase Contract, dated November 1, 1987, by and among Southeast Paper Manufacturing Co., Media General, Inc., Knight-Ridder, Inc., and Cox Enterprises, Inc., incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended December 31, 1987.

10.24	Television affiliation letter agreement, dated April 16, 2001, between Media General Broadcast Group and the NBC Television Network incorporated by reference to Exhibit 10.24 of Form 10-K for the fiscal year ended December 30, 2001.

10.25	Amended and Restated Credit Agreement, dated March 14, 2005, among Media General, Inc., and various lenders, incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 14, 2005.

13	Media General, Inc., Annual Report to Stockholders for the fiscal year ended December 25, 2005.

21	List of subsidiaries of the registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

       Note: Exhibits 10.1-10.20 are management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA GENERAL, INC.
Date: February 23, 2006
/s/ Marshall N. Morton
Marshall N. Morton, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. Stewart Bryan III	Chairman	February 23, 2006
J. Stewart Bryan

/s/ O. Reid Ashe, Jr.	Executive Vice President, Chief Operating Officer and Director	February 23, 2006
O. Reid Ashe, Jr.

/s/ John A. Schauss	Vice President – Finance and Chief Financial Officer	February 23, 2006
John A. Schauss

/s/ Stephen Y. Dickinson	Controller and Chief Accounting Officer	February 23, 2006
Stephen Y. Dickinson

/s/ Diana F. Cantor	Director	February 23, 2006
Diana F. Cantor

/s/ Charles A. Davis	Director	February 23, 2006
Charles A. Davis

/s/ Thompson L. Rankin	Director	February 23, 2006
Thompson L. Rankin

/s/ Walter E. Williams	Director	February 23, 2006
Walter E. Williams

/s/ Coleman Wortham III	Director	February 23, 2006
Coleman Wortham III