Form 10-Q
period 2006-03-26
MEDIA GENERAL INC
filed 2006-04-28
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2006

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 26, 2006.

Class A Common shares:	23,505,160
Class B Common shares:	555,992

MEDIA GENERAL, INC.

FORM 10-Q REPORT

March 26, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s except shares)

	(Unaudited) March 26, 2006	December 25, 2005
ASSETS

Current assets:
Cash and cash equivalents	$10,764	$14,979
Accounts receivable - net	116,047	125,703
Inventories	7,932	7,884
Other	34,082	35,807

Total current assets	168,825	184,373

Investments in unconsolidated affiliates	83,601	83,227
Other assets	62,472	57,883
Property, plant and equipment - net	446,009	444,940
Excess of cost over fair value of net identifiable assets of acquired businesses - net	645,433	645,437
FCC licenses and other intangibles - net	554,597	559,494

	$1,960,937	$1,975,354

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s except shares)

	(Unaudited) March 26, 2006	December 25, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$29,887	$27,198
Accrued expenses and other liabilities	76,579	84,716

Total current liabilities	106,466	111,914

Long-term debt	381,990	389,984
Borrowings of consolidated variable interest entities	95,320	95,320
Deferred income taxes	312,664	308,128
Other liabilities and deferred credits	144,192	154,182
Stockholders’ equity:
Preferred stock ($5 cumulative convertible), par value $5 per share, authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 23,505,160 and 23,490,696 shares	117,526	117,453
Class B, authorized 600,000 shares; issued 555,992 shares	2,780	2,780
Additional paid-in capital	47,660	44,856
Accumulated other comprehensive loss	(64,312)	(64,618)
Retained earnings	816,651	815,355

Total stockholders’ equity	920,305	915,826

	$1,960,937	$1,975,354

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(000’s except for per share data)

	Three Months Ended
	March 26, 2006	March 27, 2005
Revenues	$226,404	$217,907
Operating costs:
Production	101,350	97,529
Selling, general and administrative	88,701	82,260
Depreciation and amortization	18,761	17,172

Total operating costs	208,812	196,961

Operating income	17,592	20,946

Other income (expense):
Interest expense	(7,542)	(7,495)
Investment income - unconsolidated affiliates	331	714
Other, net	303	476

Total other expense	(6,908)	(6,305)

Income before income taxes and cumulative effect of change in accounting principle	10,684	14,641
Income taxes	4,017	5,344

Income before cumulative effect of change in accounting principle	6,667	9,297
Cumulative effect of change in accounting principle (net of tax benefit of $190,730)	—	(325,453)

Net income (loss)	$6,667	$(316,156)

Earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$0.28	$0.40
Cumulative effect of change in accounting principle	—	(13.87)

Net income (loss)	$0.28	$(13.47)

Earnings (loss) per common share – assuming dilution:
Income before cumulative effect of change in accounting principle	$0.28	$0.39
Cumulative effect of change in accounting principle	—	(13.64)

Net income (loss)	$0.28	$(13.25)

Dividends paid per common share	$0.22	$0.21

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(000’s)

	Three Months Ended
	March 26, 2006	March 27, 2005
Operating activities:
Net income (loss)	$6,667	$(316,156)
Adjustments to reconcile net income (loss):
Cumulative effect of change in accounting principle	—	325,453
Depreciation and amortization	18,761	17,172
Deferred income taxes	3,878	2,711
Investment income - unconsolidated affiliates	(331)	(714)
Change in assets and liabilities:
Retirement plan contribution	(15,000)	—
Accounts receivable and inventories	9,608	12,342
Accounts payable, accrued expenses, and other liabilities	(892)	(13,610)
Income taxes payable/refundable	(1,264)	(7,780)
Retirement plan accrual	4,978	3,125
Other	960	(3,211)

Net cash provided by operating activities	27,365	19,332

Investing activities:
Capital expenditures	(18,727)	(16,007)
Other, net	—	37

Net cash used by investing activities	(18,727)	(15,970)

Financing activities:
Increase in debt	88,500	95,000
Payment of debt	(96,494)	(89,494)
Dividends paid	(5,293)	(5,032)
Debt issuance costs	—	(3,771)
Other, net	434	1,380

Net cash used by financing activities	(12,853)	(1,917)

Net (decrease) increase in cash and cash equivalents	(4,215)	1,445
Cash and cash equivalents at beginning of period	14,979	9,823

Cash and cash equivalents at end of period	$10,764	$11,268

See accompanying notes.

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2005.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included. In addition, as discussed further in Note 3, the Company adopted EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, in the first quarter of 2005. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. Certain prior-year financial information has been reclassified to conform with the current period’s presentation.

2. Inventories are principally raw materials (primarily newsprint).

3. The Company adopted EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill, at the beginning of fiscal 2005. D-108 requires the use of a direct method for valuing all assets other than goodwill. The Company had used the residual value method, a commonly used method at the time, to value the FCC licenses purchased in conjunction with acquisitions made in 1997 and 2000. It had also recorded goodwill, primarily related to deferred taxes, as part of these transactions. In connection with the adoption of D-108, the Company eliminated the distinction between goodwill and FCC license intangible assets that were recorded as part of these prior acquisitions by reclassifying $190.3 million from goodwill to FCC licenses. Concurrent with the adoption, the Company increased the carrying amount of FCC license intangible assets by an additional $111.5 million with a corresponding increase to deferred tax liabilities. Further, the Company valued its FCC licenses using a direct method discounted cash flow model and assumptions that included the concept that cash flows associated with FCC licenses are limited to those cash flows that could be expected by an average market participant. In contrast, the residual value method formerly used by the Company included other elements of cash flows which contributed to station value. The results of this direct method were then compared to the carrying value of FCC licenses (including the reclassified amounts) on a station by station basis and a $325.5 million write-down, net of income tax benefit, was recorded as a cumulative effect of change in accounting principle in the first quarter of 2005.

4. During the first quarter of fiscal 2005, in order to take advantage of a favorable bank-credit market, the Company amended its existing $1 billion revolving credit facility which was set to mature in 2006 with a similar $1 billion revolving credit facility that now will mature in 2010. Interest payments under the facility continue to be based on LIBOR plus a margin tied to the Company’s leverage ratio as defined in the agreement.

5. The following table sets forth the Company’s current and prior-year financial performance by segment:

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total
Three Months Ended March 26, 2006
Consolidated revenues	$148,163	$73,545	$6,195	$(1,499)	$226,404

Segment operating cash flow	$33,702	$17,693	$(562)		$50,833
Allocated amounts:
Equity in net income of unconsolidated affiliate			159		159
Depreciation and amortization	(6,255)	(5,930)	(364)		(12,549)

Segment profit (loss)	$27,447	$11,763	$(767)		38,443

Unallocated amounts:
Interest expense					(7,542)
Investment income – SP Newsprint					172
Acquisition intangibles amortization					(4,897)
Corporate expense					(10,683)
Other					(4,809)

Consolidated income before income taxes					$10,684

Three Months Ended March 27, 2005
Consolidated revenues	$143,433	$70,992	$4,546	$(1,064)	$217,907

Segment operating cash flow	$35,038	$16,248	$(575)		$50,711
Allocated amounts:
Equity in net income of unconsolidated affiliates	89		178		267
Depreciation and amortization	(5,815)	(4,923)	(429)		(11,167)

Segment profit (loss)	$29,312	$11,325	$(826)		39,811

Unallocated amounts:
Interest expense					(7,495)
Investment income – SP Newsprint					447
Acquisition intangibles amortization					(4,735)
Corporate expense					(10,382)
Other					(3,005)

Consolidated income before income taxes and cumulative effect of change in accounting principle					$14,641

6.	The following table sets forth the computation of basic and diluted earnings per share before cumulative effect of change in accounting principle:

	Quarter Ended March 26, 2006			Quarter Ended March 27, 2005
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income before cumulative effect of change in accounting principle available to common stockholders	$6,667	23,588	$0.28	$9,297	23,478	$0.40

Effect of dilutive securities
Stock options		—			153
Restricted stock and other	(8)	223		(19)	226

Diluted EPS
Income before cumulative effect of change in accounting principle available to common stockholders plus assumed conversions	$6,659	23,811	$0.28	$9,278	23,857	$0.39

7. The following table provides the components of net periodic employee benefits expense for the Company’s benefit plans for the first quarter of 2006 and 2005:

	Pension Benefits		Other Benefits
(In thousands)	March 26, 2006	March 27, 2005	March 26, 2006	March 27, 2005
Service cost	$3,875	$3,275	$75	$100
Interest cost	6,175	5,500	450	525
Expected return on plan assets	(6,250)	(6,000)	—	—
Amortization of prior-service cost	50	75	125	—
Amortization of net loss	2,500	1,450	—	75

Net periodic benefit cost	$6,350	$4,300	$650	$700

8. The Company’s comprehensive income (loss) consisted of the following:

	Quarter Ended
	March 26, 2006	March 27, 2005
(In thousands)
Net income (loss)	$6,667	$(316,156)
Unrealized (loss) gain on derivative contracts (net of deferred taxes)	532	823
Change in minimum pension liability (net of deferred taxes)	—	(527)
Unrealized holding gain (loss) on equity securities (net of deferred taxes)	(226)	(271)

Comprehensive income (loss)	$6,973	$(316,131)

9. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement requires that share-based transactions be accounted for using a fair-value-based method to recognize non-cash compensation expense; it also requires that the benefits of tax deductions in excess of recognized compensation cost (excess tax benefits) be reported as a financing cash flow, rather than as an operating cash flow. The Company adopted this standard as of the beginning of 2006 using the modified prospective method. Results for prior periods have not been restated.

As a result of adopting Statement 123(R), the Company recognized non-cash share-based compensation expense of approximately $1.6 million for the three months ended March 26, 2006; this expense was included on the “Selling, general and administrative” line of the consolidated statement of operations. The total income tax benefit recognized was approximately $0.6 million. The Company’s income before income taxes and net income for the first quarter of 2006 was $1.6 million and $1.0 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the first quarter of 2006 would have been $.33 and $.32, respectively, if the Company had continued accounting for stock options as it did prior to adopting Statement 123(R), compared to reported basic and diluted earnings per share of $0.28. As of March 26, 2006, there was $10.4 million of total unrecognized compensation cost related to stock options expected to be recognized over a weighted-average period of approximately 2.3 years. In the first quarter of 2006, the Company also reflected $89 thousand of excess tax benefits as a financing cash flow in its Statement of Cash Flows.

Prior to the adoption of Statement 123(R), the Company’s stock-based employee compensation plans were accounted for in accordance with APB 25, under which no compensation expense was recorded because the exercise price of employee stock options equaled the market price of the underlying stock on the date of grant. Had the Company adopted Statement 123(R) in prior periods, the impact of that statement would have approximated the impact of FAS 123 (as if the fair-value-based recognition provisions of that statement had been applied) as shown in the following table:

(In thousands, except per share amounts)	Quarter ended March 27, 2005
Net loss, as reported	$(316,156)
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,664)

Pro forma net loss	$(318,820)

Loss per share:
Basic - as reported	$(13.47)

Basic - pro forma	$(13.58)

Diluted - as reported	$(13.25)

Diluted - pro forma	$(13.36)

Under the Company’s Long-Term Incentive Plan (LTIP), stock-based awards are granted to key employees in the form of nonqualified stock options (Non-Qualified Stock Option Plan) and non-vested shares (Performance Accelerated Restricted Stock Plan (PARS)). The LTIP permits the grant of share options and shares to its employees for up to 3.8 million shares (of which no more than 760,000 can be used for PARS). Grant prices of stock options are equal to the fair market value of the underlying stock on the date of grant. Options are exercisable during the continued employment of the optionee but not for a period greater than ten years and not for a period greater than one year after termination of employment; they generally become exercisable at the rate of one-third each year from the date of grant. For awards granted prior to 2006, the optionee may exercise any option in full in the event of retirement or disability after at least ten years of service with the Company and after attaining age 55. For awards granted in 2006 and after, the optionee must be 63 years of age, with ten years of service, and must be an employee on December 31 in order to be eligible to fully exercise an award upon retirement or disability.

The Company valued stock options granted in 2006 using a binomial lattice valuation model which necessitates the development of certain key assumptions. The volatility factor was estimated based on the Company’s historical volatility over the contractual term of the options. The Company also used historical data to derive the option’s expected life and employee forfeiture rates within the valuation model. The risk-free interest rate is based on the U. S. Treasury yield curve in effect at the date of grant. The dividend yield is predicated on the current annualized dividend payment and the average stock price over the year prior to the grant date. The weighted-average grant-date fair value of stock options awarded in the first quarter of 2006 ($15.50) was estimated on the date of grant using the following assumptions: risk-free interest rate of 4.4%, dividend yield of 1.4%, volatility of 28%, and an expected life of 6.6 years. The following is a summary of option activity for the first three months ended March 26, 2006:

(In thousands, except per share amounts)	Shares	Weighted- average exercise price	Weighted- Average Remaining Contractual Term (in years)*	Aggregate Intrinsic Value
Outstanding at December 26, 2005	1,651	$55.36
Granted	559	49.66
Exercised	(11)	33.39
Forfeited or expired	(31)	60.91

Outstanding at March 26, 2006	2,168	$53.92	7.4	$1,775

Outstanding at March 26, 2006 less estimated forfeitures	2,112	$53.97	7.4	$1,775

Exercisable at March 26, 2006	1,279	$53.35	6.0	$1,775

*	Excludes 8,400 options which are exercisable during the lifetime of the optionee and 69,200 options which are exercisable during the continued employment of the optionee and for a three-year period thereafter

The total intrinsic value of options exercised during the first quarter of 2006 was $.2 million; cash received from these options exercised was approximately $.4 million. The actual tax benefit realized from option exercise of share-based payment arrangements totaled $71 thousand for the first quarter of 2006.

Certain executives are eligible for Performance Accelerated Restricted Stock (PARS), which vests over a ten-year period. If certain earnings targets are achieved (as defined in the plan) vesting may accelerate to either a three, five or seven year period. The recipient of PARS must remain employed by the Company during the vesting period. PARS is awarded at the fair value of Class A shares on the date of the grant. Prior to 2006, unearned compensation related to PARS was recorded at the date of the grant based on the market value of the shares and was shown as a separate component of stockholders’ equity. With the adoption of Statement 123(R), unearned compensation is recorded on a net basis in the line item “Additional paid-in capital”. PARS expense continues to be recognized based upon expectations of meeting pre-set performance targets. At December 25, 2005, there were 470,000 shares with a weighted-average grant-date fair value of $56.25 outstanding. No additional shares were granted or forfeited during the first quarter of 2006.

As of March 26, 2006, there was $14.8 million of total unrecognized compensation cost related to PARS under the Performance Plan; that cost is expected to be recognized over a weighted-average period of approximately 5.8 years.

10. As of the end of the first quarter of 2006, the closing price of the Company’s investment in NTN Buzztime, Inc., has been below its carrying value for nearly nine months. The Company has an accumulated unrealized loss, net of tax, of approximately $1 million included in other comprehensive income, related to this investment. Based on discussions with NTN Buzztime management, positive cash flow and earnings trends for the last two quarters, and review of third-party analyst reports, the Company does not believe this decline in value is permanent.

11. Subsequent to the end of the quarter, the Company announced that it will purchase four NBC owned and operated television stations in a cash transaction for approximately $600 million. Additionally, the Company is required to divest its station located in Birmingham, Alabama, based on FCC duopoly rules. It also plans to sell three of its stations located in the following cities: Wichita, Kansas (including that station’s three satellites), Chattanooga, Tennessee, and Mason City, Iowa. The Company intends to finance the acquisition using existing capacity under its $1 billion bank facility, issuance of new public debt from its existing shelf registration, and through additional proceeds from the aforementioned asset sales. The Company believes this acquisition will close in the second or third quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Media General is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, television stations and interactive media.

The Company’s fiscal year ends on the last Sunday in December.

RESULTS OF OPERATIONS

Net income for the first quarter of 2006 was $2.6 million lower than income before the cumulative effect of a change in accounting principle in the prior year’s equivalent quarter. Results for 2005’s first quarter included an accounting change due to the adoption of EITF Topic D-108, which resulted in a charge of $325.5 million. See Note 3 for a full discussion of this accounting change which requires the use of a direct method for valuing all acquired assets other than goodwill. In 2006, soft Publishing results more than offset increased Broadcast operating profits and improved Interactive Media Division results. While Publishing revenues increased 3.3%, Publishing results were down 6.4% due to higher newsprint and employee compensation and benefits costs. Additionally, the Company recorded $1 million (after taxes) of non-cash stock option expense in the first quarter of the year which also contributed to the overall shortfall as compared to 2005’s first quarter. SP Newsprint’s (SPNC) results in the quarter declined $.3 million from the prior year due primarily to higher energy costs, which more than offset increased newsprint selling prices.

In April, the Company announced that it will purchase four NBC owned and operated television stations in the following cities: Raleigh, North Carolina; Columbus, Ohio; Birmingham, Alabama; and Providence, Rhode Island. They are all strong stations (in the top three in each of their respective markets) with attractive growth opportunities. The Company looks forward to successfully integrating these properties and expects they will enhance the Broadcast Division’s revenue growth, contribute to the Company’s position of strength in the Southeast, and broaden the Company’s audience and revenue share outside of the Southeast in the growing, markets of Columbus and Providence.

In January 2006, the Company adopted Statement 123(R), Share-Based Payment, under which share-based transactions are accounted for using a fair-value-based method to recognize non-cash compensation expense. Prior to adoption, the Company’s stock-based compensation plans were accounted for in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, under which stock options were valued using the Black-Scholes option-pricing model. The Company adopted Statement 123(R) using the modified prospective method, at which time it also switched to using a binomial lattice model to value its stock options. Under this model, the Company estimated its volatility factor based on its historical volatility over the contractual term of the options using historical data to derive the option’s expected life and employee forfeiture rates. The Company recognized compensation expense of $1.6 million ($1 million after taxes) related to stock options in the first quarter as a result of adopting Statement 123(R) and expects to recognize a similar amount in each of the remaining quarters in 2006. As of March 26, 2006, there was $10.4 million of total unrecognized cost related to employee stock options and $14.8 million of total unrecognized cost related to Performance Accelerated Restricted Shares which are expected to be recognized over a weighted-average period of 2.3 years and 5.8 years, respectively. Results for prior periods have not been restated. See Note 9 for a complete discussion on the adoption of this standard.

PUBLISHING

Operating income for the Publishing Division decreased $1.9 million in the first quarter of 2006 from the comparable 2005 period; revenues increased $4.7 million (3.3%). Excluding investment income earned in 2005’s first quarter from the Company’s share of the Denver Post (Denver), Publishing operating income decreased $1.8 million; the Company sold its 20% interest in Denver in June 2005. As shown in the following chart, Classified revenues remained the Division’s stellar performer; they have generated more than three years of consecutive revenue improvement over the prior-year period in quarter-over-quarter comparisons. Classified revenues rose over 11% and accounted for the majority of the Division’s revenue gain on the strength of robust real estate advertising and solid employment advertising. Retail revenues were up 1.5%, reflecting modest, but consistent growth in preprints, as well as contributions from the home furnishings and medical categories.

National revenues softened in the quarter as telecommunications and automotive advertising both exhibited declines from last year’s same three-month period. Additionally, Circulation revenues fell below 2005’s first-quarter level, due in equal measure to a change in wholesale rates to independent carriers in some markets, for which there was a corresponding expense decrease, as well as to small volume declines.

Publishing Division operating expenses increased $6.5 million in the first quarter of this year over the equivalent prior-year period primarily due to two significant factors. First, employee compensation and benefit costs were up $2.8 million (5.2%) due to annual salary increases as well as to higher retirement plan expense. Second, newsprint expense was up $1.3 million (7.6%) due to a $86 per ton rise in average price. Additionally, although less significant, certain other costs at the Florida properties were up 4.2% due to new product offerings, circulation-related costs and the transition to an expanded packaging facility.

BROADCAST

Broadcast operating income increased $.4 million (3.9%) in the first quarter of this year compared to the first three months of 2005 as strong time sales were generated from advertising associated with the Super Bowl on the Company’s three ABC stations as well as the Winter Olympics on the Company’s five NBC stations. The following chart illustrates the continued strength exhibited by Local advertising, as well as the growth in National advertising; aggressive sales development initiatives and effective inventory management contributed to this improved revenue performance. Local and National time sales both benefited from strong advertising in the telecommunications and services categories. As anticipated, Political advertising was minimal in the first quarter.

The Broadcast Division’s advertising sales outperformed that of the industry for the first two months of the year. According to the Television Bureau of Advertising (a not-for-profit trade association of America’s broadcast television industry), time sales across the broadcast industry (including Political revenues in either National or Local, as appropriate) have increased 8.5% through February 2006 as compared to the Division’s 10.7% increase. While both the Division and the industry’s Local time sales increased 8.3%, the Division’s 15.3% jump in National time sales surpassed the industry’s 8.9% increase.

Broadcast operating expenses increased $2.2 million in the first quarter of this year over the first quarter of 2005. The primary factor driving this increase was higher employee compensation and benefit costs which grew 3.9% due to merit pay raises, increased sales commissions associated with new business, and higher retirement plan expense. Additionally, the Division has nearly completed its conversion project to broadcast high definition television (HDTV); this translated into increased depreciation on the new equipment and higher electricity cost associated with operating the new transmitters in the first quarter of 2006.

INTERACTIVE MEDIA

The Interactive Media Division (IMD) reduced its first quarter operating loss by 7.1% as websites associated with newspapers and television stations improved 44.4% as a group. The Company also incurred small losses building its advergaming business purchased in the third quarter of 2005. Revenues grew by 36% (28% at the newpaper and broadcast website group) with more than half of that amount coming from Classified advertising as upsell arrangements and other classified products continued to thrive. Under these arrangements, customers pay an additional fee to have their classified advertisement placed online simultaneously with its publication in the newspaper. Classified advertising has grown dramatically every quarter since the Division’s inception in 2001 with all quarters producing a period-over-period improvement in the 30% to 50% range. While Classified advertising remains the largest source of divisional revenue, National advertising more than doubled as exhibited in the following chart.

IMD’s operating expenses were higher by $1.5 million in the quarter, predominantly the result of increased employee compensation and benefits expense due to sales positions being filled, additional sales-related commissions and annual salary increases.

The Interactive Media Division remains focused on expanding product offerings, securing and retaining high-quality personnel, driving revenues through sales initiatives, and enhancing content and design across all the Company’s online enterprises. During the third quarter of 2005, the Company purchased Blockdot, Inc., a leading advergaming and game development firm known for product innovation and services. The addition of Blockdot enhances the Division’s ability to provide innovative product offerings. The Division’s performance continues to make progress as demonstrated by significant increases in operating profit this quarter over 2005’s equivalent quarter at the Company’s two largest online enterprises, TBO.com (up 34%) and TimesDispatch.com (up 102%). Other of the Division’s smaller online enterprises also demonstrated profitability this quarter and many continue to advance toward that goal.

INTEREST EXPENSE

Interest expense was slightly above last year’s first-quarter level. A $62 million decrease in average debt outstanding virtually offset a 91 basis point rise in the Company’s effective rate due to an increase in LIBOR (which influences interest rates on the Company’s revolving credit facility).

Although it has none now, the Company periodically uses interest rate swaps; such instruments are not traded for profit or loss, but used as part of an overall strategy to manage interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR. The Company had two swaps with notional amounts of $50 million each which matured in the first quarter of 2005. These interest rate swaps were cash flow hedges that effectively converted the covered portion of the Company’s variable rate debt to fixed rate debt.

INCOME TAXES

The Company’s effective tax rate on income before cumulative effect of change in accounting principle was 37.6% in the current quarter as compared to 36.5% in the equivalent prior-year period due to primarily to lower expectations regarding the Qualified Production Activity Deduction based on proposed regulations released late last year and restrictions that disallow the tax deduction for certain executive compensation components.

LIQUIDITY

Net cash generated from operating activities in the first quarter of 2006 enabled the Company to make capital expenditures of $18.7 million, to reduce debt by $8 million and to pay dividends to stockholders of $5.3 million. Additionally, the Company made a $15 million contribution to its retirement plan during the quarter.

The Company has in place a $1 billion revolving credit facility and a universal shelf registration which allows for combined public debt or equity totaling $1.2 billion (together the “Facilities”). At the end of the first quarter, there were borrowings of $165 million outstanding under the revolving credit facility and $200 million in senior notes outstanding under the universal shelf which matures in the third quarter. The Facilities carry cross-default provisions between the revolving credit and the senior notes. The revolving credit has both interest coverage and leverage ratio covenants. These covenants, which involve debt levels, interest expense, and EBITDA (a measure of cash earnings as defined in the revolving credit agreement), can affect the Company’s maximum borrowing capacity under the Facilities. The Company was in compliance with all covenants at quarter-end and expects to remain in compliance with them going forward. The Company believes that internally generated funds provided by operations, together with the unused portion of the Facilities, provide it with significant flexibility to manage working capital needs, pay dividends, finance capital expenditures, make pension plan contributions and take advantage of new strategic opportunities such as its recently announced acquisition of four television stations from NBC.

OUTLOOK

Continued revenue growth is anticipated in the second quarter for the Publishing Division due primarily to the expected strength of Classified advertising; new revenue initiatives are also expected to stimulate Retail and National advertising. While a rise in Broadcast time sales is anticipated, increased operating expense will dampen divisional results. The Broadcast Division is currently implementing cost-reduction initiatives in an effort to strengthen its results going forward. Before the close of 2006, the Interactive Media Division projects its newspaper and broadcast website group will achieve its first profitable interim periods since its inception in 2001; the Division’s steady and consistent progress over the years will reach yet another significant milestone by the end of 2006, as it also expects to become cash-flow positive. Additionally, higher newsprint prices will favorably impact the Company’s share of SP Newsprint’s results despite the tempering impact of high energy costs.

The Company continues to monitor developments at the Federal Communications Commission (FCC) and its anticipated commencement of proceedings involving, among other things, the ownership of broadcast television stations and newspapers in the same markets. Resolution of this matter will take some time, and while this process continues, the Company has sought license renewals and waivers from the FCC for several of its television stations where cross-ownership remains an issue under old regulations.

* * * * * *

Certain statements in this quarterly report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to accounting estimates and assumptions, the impact of new accounting standards, expectations regarding acquisitions, new tax laws, and the Internet, and expectations regarding newsprint prices, energy costs, general advertising levels, and the effects of changes to FCC regulations. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends” “projects,” “plans” and similar words, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

Some significant factors that could affect actual results include: changes in advertising demand, the availability and pricing of newsprint, changes in interest rates, energy prices, changes to pending accounting standards, health care cost trends, natural disaster, the performance of pension plan assets, the integration of acquisitions and regulatory rulings and laws.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Annual Report on Form 10-K for the year ended December 25, 2005, details our disclosures about market risk. As of March 26, 2006, there have been no material changes in the Company’s market risk from December 25, 2005.

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

During the first quarter of 2006, the Company installed an integrated advertising and billing system at its Florida newspapers which will upgrade information system capabilities, improve business processes and expand customer service opportunities. In addition to these objectives, the new system will result in enhanced internal controls. Eventually, the new system will be used to manage advertising processes for all of the Company’s newspapers and online operations and will be implemented over the course of the next two years. During this period, the Company will phase in various changes in processes and procedures and perform additional control activities to ensure that effective internal control over financial reporting is maintained.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The following paragraph should be read in conjunction with the risk factors included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2005:

The Company may acquire or divest properties that significantly affect its results of operations and financial position. All acquisitions involve risk, which may include increases in debt to finance the acquisition, higher costs to integrate the new operations, lower-than-expected operating results, differing levels of internal control effectiveness at the acquired entities, and other unanticipated problems and liabilities. Periodically, acquired intangible assets are tested for possible impairment. The Company may record an impairment charge if the financial statement carrying value of an asset exceeds its estimated fair value which could be adversely affected by changing market conditions. Divestitures also have inherent risks, including possible delays in closing transactions and that the Company may not realize the sales price it expects for the businesses divested.

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

MEDIA GENERAL, INC.

DATE: April 28, 2006	/s/ Marshall N. Morton
Marshall N. Morton
President and Chief Executive Officer

DATE: April 28, 2006	/s/ John A. Schauss
John A. Schauss
Vice President - Finance and Chief Financial Officer