Form 10-Q
period 2006-06-25
MEDIA GENERAL INC
filed 2006-07-27
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2006

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 25, 2006.

Class A Common shares:	23,508,128
Class B Common shares:	555,992

MEDIA GENERAL, INC.

FORM 10-Q REPORT

June 25, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s except shares)

(Unaudited)

	June 25, 2006	December 25, 2005
ASSETS

Current assets:
Cash and cash equivalents	$15,863	$14,977
Accounts receivable - net	114,892	117,638
Inventories	8,871	7,808
Other	31,768	33,649
Assets of discontinued operations	113,588	115,100

Total current assets	284,982	289,172

Investments in unconsolidated affiliates	88,286	83,227

Other assets	63,997	57,377

Property, plant and equipment - net	433,857	420,111

Excess of cost over fair value of net identifiable assets of acquired businesses - net	645,433	645,437

FCC licenses and other intangibles - net	471,704	480,030

	$1,988,259	$1,975,354

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s except shares)

(Unaudited)

	June 25, 2006	December 25, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$29,084	$26,414
Accrued expenses and other liabilities	78,824	81,719
Income taxes payable	4,822	—
Liabilities of discontinued operations	2,462	3,919

Total current liabilities	115,192	112,052

Long-term debt	376,996	389,984

Borrowings of consolidated variable interest entities	95,320	95,320

Deferred income taxes	326,268	308,129

Other liabilities and deferred credits	112,281	154,043

Stockholders’ equity:
Preferred stock ($5 cumulative convertible), par value $5 per share, authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 23,508,128 and 23,490,696 shares	117,541	117,453
Class B, authorized 600,000 shares; issued 555,992 shares	2,780	2,780
Additional paid-in capital	50,009	44,856
Accumulated other comprehensive loss	(39,573)	(64,618)
Retained earnings	831,445	815,355

Total stockholders’ equity	962,202	915,826

	$1,988,259	$1,975,354

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(000’s except for per share data)

(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Revenues	$230,058	$222,786	$447,501	$431,579
Operating costs:
Production	97,403	91,277	193,521	183,759
Selling, general and administrative	82,981	80,430	168,630	159,769
Depreciation and amortization	17,200	15,839	34,207	31,509

Total operating costs	197,584	187,546	396,358	375,037

Operating income	32,474	35,240	51,143	56,542

Other income (expense):
Interest expense	(8,106)	(7,364)	(15,648)	(14,859)
Investment income - unconsolidated affiliates	4,508	724	4,839	1,438
Gain on sale of Denver	—	33,273	—	33,273
Other, net	162	319	465	795

Total other income (expense)	(3,436)	26,952	(10,344)	20,647

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	29,038	62,192	40,799	77,189
Income taxes	10,776	24,422	15,198	29,896

Income from continuing operations before cumulative effect of change in accounting principle	18,262	37,770	25,601	47,293
Income from discontinued operations (net of tax)	1,914	615	1,242	389
Cumulative effect of change in accounting principle (net of tax benefit of $190,730)	—	—	—	(325,453)

Net income (loss)	$20,176	$38,385	$26,843	$(277,771)

Earnings (loss) per common share:
Income from continuing operations before cumulative effect of change in accounting principle	$0.77	$1.60	$1.09	$2.01
Discontinued operations	0.08	0.03	0.05	0.02
Cumulative effect of change in accounting principle	—	—	—	(13.86)

Net income (loss)	$0.85	$1.63	$1.14	$(11.83)

Earnings (loss) per common share – assuming dilution:
Income from continuing operations before cumulative effect of change in accounting principle	$0.77	$1.58	$1.08	$1.98
Discontinued operations	0.08	0.03	0.05	0.02
Cumulative effect of change in accounting principle	—	—	—	(13.65)

Net income (loss)	$0.85	$1.61	$1.13	$(11.65)

Dividends paid per common share	$0.22	$0.21	$0.44	$0.42

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(000’s)

	Six Months Ended
	June 25, 2006	June 26, 2005
Operating activities:
Net income (loss)	$26,843	$(277,771)
Adjustments to reconcile net income (loss):
Cumulative effect of change in accounting principle	—	325,453
Depreciation and amortization	35,743	34,518
Deferred income taxes	3,362	5,862
Investment income - unconsolidated affiliates	(4,839)	(1,438)
Gain on sale of Denver	—	(19,393)
Change in assets and liabilities:
Retirement plan contribution	(15,000)	(15,000)
Retirement plan accrual	10,012	7,147
Accounts receivable and inventories	2,429	1,091
Accounts payable, accrued expenses, and other liabilities	9,978	(10,171)
Income taxes payable	4,920	(4,378)
Other	(3,606)	(3,422)

Net cash provided by operating activities	69,842	42,498

Investing activities:
Capital expenditures	(44,431)	(32,640)
Proceeds from sale of Denver	—	45,850
Other, net	(701)	896

Net cash (used) provided by investing activities	(45,132)	14,106

Financing activities:
Increase in debt	173,000	161,500
Payment of debt	(185,988)	(207,488)
Debt issuance costs	(680)	(3,771)
Dividends paid	(10,587)	(10,066)
Other, net	431	3,002

Net cash used by financing activities	(23,824)	(56,823)

Net increase (decrease) in cash and cash equivalents	886	(219)
Cash and cash equivalents at beginning of period	14,977	9,823

Cash and cash equivalents at end of period	$15,863	$9,604

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included. In addition, as discussed further in Note 3, the Company adopted EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, in the first quarter of 2005. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. Certain prior-year financial information has been reclassified to conform with the current period’s presentation, including amounts related to certain television stations that are being held for sale (see Note 5).

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

4. In the second quarter of 2005, Media News Group, Inc., exercised its option to purchase the Company’s 20% ownership in Denver Newspapers, Inc. (Denver), parent company of The Denver Post. The Company sold its 20% interest for $45.9 million which was determined based on independent appraisals of Denver’s fair value. The Company recorded an after-tax gain of $19.4 million (net of taxes of $13.9 million) on the sale in the second quarter of 2005.

5. In the second quarter of 2006, the Company announced plans to divest WIAT in Birmingham, Alabama, KWCH in Wichita, Kansas (including that station’s three satellites), WDEF in Chattanooga, Tennessee, and KIMT in Mason City, Iowa; these divestures are expected to be completed by the end of the year. The results of these stations as well as their associated web sites have been presented as discontinued operations in the accompanying consolidated balance sheets and statements of operations for all periods. Depreciation and amortization of assets being divested ceased during the second quarter of 2006.

	Quarter Ended		Six Months Ended
(In thousands)	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Revenues	$11,258	$10,953	$20,219	$20,067
Costs and expense	8,202	9,962	18,240	19,432

Income before income taxes	3,056	991	1,979	635
Income taxes	1,142	376	737	246

Income from discontinued operations	$1,914	$615	$1,242	$389

As of June 25, 2006, the assets of the discontinued operations consisted of approximately $9 million of current assets, $26 million of fixed assets, and $79 million of intangible assets including FCC licenses and network affiliations.

6. During the second quarter of fiscal 2006, the Company amended its existing $1 billion revolving credit facility; changes included a reduction of the applicable interest rate and an extension of the term until June 30, 2011. Interest payments continue to be based on LIBOR plus a margin tied to the Company’s leverage ratio, as defined in the agreement.

7. The following table sets forth the Company’s current and prior-year financial performance by segment:

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total
Three Months Ended June 25, 2006
Consolidated revenues	$150,851	$74,345	$6,540	$(1,678)	$230,058

Segment operating cash flow	$38,158	$25,174	$(436)		$62,896
Allocated amounts:
Equity in net loss of unconsolidated affiliate			(45)		(45)
Depreciation and amortization	(6,495)	(4,925)	(362)		(11,782)

Segment profit (loss)	$31,663	$20,249	$(843)		51,069

Unallocated amounts:
Interest expense					(8,106)
Investment income – SP Newsprint					4,553
Acquisition intangibles amortization					(4,164)
Corporate expense					(10,729)
Other					(3,585)

Consolidated income from continuing operations before income taxes					$29,038

Three Months Ended June 26, 2005
Consolidated revenues	$146,460	$72,615	$4,903	$(1,192)	$222,786

Segment operating cash flow	$37,637	$25,300	$(512)		$62,425
Allocated amounts:
Equity in net income (loss) of unconsolidated affiliates	132		(19)		113
Gain on sale of Denver	33,273				33,273
Depreciation and amortization	(5,833)	(4,190)	(426)		(10,449)

Segment profit (loss)	$65,209	$21,110	$(957)		85,362

Unallocated amounts:
Interest expense					(7,364)
Investment income – SP Newsprint					611
Acquisition intangibles amortization					(4,000)
Corporate expense					(10,559)
Other					(1,858)

Consolidated income from continuing operations before income taxes					$62,192

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total
Six Months Ended June 25, 2006
Consolidated revenues	$299,014	$138,931	$12,716	$(3,160)	$447,501

Segment operating cash flow	$71,860	$42,177	$(985)		$113,052
Allocated amounts:
Equity in net income of unconsolidated affiliate			114		114
Depreciation and amortization	(12,750)	(9,836)	(725)		(23,311)

Segment profit (loss)	$59,110	$32,341	$(1,596)		89,855

Unallocated amounts:
Interest expense					(15,648)
Investment income – SP Newsprint					4,725
Acquisition intangibles amortization					(8,327)
Corporate expense					(21,412)
Other					(8,394)

Consolidated income from continuing operations before income taxes					$40,799

Six Months Ended June 26, 2005
Consolidated revenues	$289,893	$134,507	$9,423	$(2,244)	$431,579

Segment operating cash flow	$72,675	$40,402	$(1,086)		$111,991
Allocated amounts:
Equity in net income of unconsolidated affiliates	221		159		380
Gain on sale of Denver	33,273				33,273
Depreciation and amortization	(11,648)	(8,347)	(853)		(20,848)

Segment profit (loss)	$94,521	$32,055	$(1,780)		124,796

Unallocated amounts:
Interest expense					(14,859)
Investment income – SP Newsprint					1,058
Acquisition intangibles amortization					(8,002)
Corporate expense					(20,941)
Other					(4,863)

Consolidated income from continuing operations before income taxes and cumulative effect of change in accounting principle					$77,189

8. The following table sets forth the computation of basic and diluted earnings per share for income from continuing operations before cumulative effect of change in accounting principle:

	Quarter Ended June 25, 2006			Quarter Ended June 26, 2005
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income from continuing operations available to common stockholders	$18,262	23,591	$0.77	$37,770	23,497	$1.60

Effect of dilutive securities
Stock options		—			124
Restricted stock and other	(15)	172		(18)	232

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$18,247	23,763	$0.77	$37,752	23,853	$1.58

	Six Months Ended June 25, 2006			Six Months Ended June 26, 2005
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income from continuing operations before cumulative effect of change in accounting principle available to common stockholders	$25,601	23,590	$1.09	$47,293	23,488	$2.01

Effect of dilutive securities
Stock options		—			133
Restricted stock and other	(23)	197		(37)	230

Diluted EPS
Income from continuing operations before cumulative effect of change in accounting principle available to common stockholders plus assumed conversions	$25,578	23,787	$1.08	$47,256	23,851	$1.98

9. In the second quarter, the Company announced a redesign of its defined benefit and defined contribution retirement plans as well as the addition of certain new employee benefit programs. These changes are expected to reduce the volatility of future pension expense while continuing to provide quality retirement benefits to its employees. These changes will become effective at the beginning of 2007 and include: freezing the service accrual in the current defined benefit pension plan for existing employees (while closing this plan to new employees), increasing the maximum company match in the current 401(k) defined contribution plan to 5% from 4% of an employee’s earnings, adding a profit sharing component to the 401(k) plan, and establishing a retiree medical savings account.

The following table provides the components of net periodic employee benefits expense for the Company’s benefit plans for the second quarter and the first six months of 2006 and 2005. The current 2006 quarter includes a $497 thousand charge resulting from the curtailment of the defined benefit plan.

	Second Quarter Ended
	Pension Benefits		Other Benefits
(In thousands)	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Service cost	$3,567	$3,623	$65	$27
Interest cost	6,192	5,720	569	319
Expected return on plan assets	(6,341)	(6,436)	—	—
Amortization of prior-service cost	(15)	30	286	—
Amortization of net loss (gain)	1,689	2,089	—	(75)
Curtailment loss	497	—	—	—

Net periodic benefit cost	$5,589	$5,026	$920	$271

	Six Months Ended
	Pension Benefits		Other Benefits
(In thousands)	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Service cost	$7,442	$6,898	$140	$127
Interest cost	12,367	11,220	1,019	844
Expected return on plan assets	(12,591)	(12,436)	—	—
Amortization of prior-service cost	35	105	411	—
Amortization of net loss	4,189	3,539	—	—
Curtailment loss	497	—	—	—

Net periodic benefit cost	$11,939	$9,326	$1,570	$971

As part of the remeasurement of the plan at the time of the curtailment the Company updated its assumptions to be as follows: a discount rate of 6.5%, an expected return on plan assets of 8.5%, and a compensation increase rate of 4%. Remeasurement of the plan prompted a significant decrease in the Company’s pension liability which also resulted in an increase to its other comprehensive income.

10. The Company’s comprehensive income (loss) consisted of the following:

	Quarter Ended		Six Months Ended
(In thousands)	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Net income (loss)	$20,176	$38,385	$26,843	$(277,771)
Unrealized gain on derivative contracts (net of deferred taxes)	533	533	1,065	1,356
Change in minimum pension liability (net of deferred taxes)	24,083	1,005	24,083	478
Unrealized holding gain (loss) on equity securities (net of deferred taxes)	123	(2,029)	(103)	(2,300)

Comprehensive income (loss)	$44,915	$37,894	$51,888	$(278,237)

11. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement requires that share-based transactions be accounted for using a fair-value-based method to recognize non-cash compensation expense; it also requires that the benefits of tax deductions in excess of recognized compensation cost (excess tax benefits) be reported as a financing cash flow, rather than as an operating cash flow. The Company adopted this standard as of the beginning of 2006 using the modified prospective method. Results for prior periods have not been restated.

As a result of adopting Statement 123(R), the Company recognized non-cash share-based compensation expense of approximately $1.6 million and $3.2 million for the three months and six months ended June 25, 2006, respectively; this expense was included on the “Selling, general and administrative” line of the consolidated statement of operations. The total income tax benefit recognized was approximately $0.6 million and $1.2 million for the second quarter and first half of 2006, respectively. The Company’s income before income taxes for the three months and six months ended June 25, 2006 was $1.6 million and $3.2 million lower, respectively, than if it had continued to account for share-based compensation under APB 25; the Company’s net income was $1.0 million and $2.0 million lower, respectively, for the same periods. Basic and diluted earnings per share for the second quarter and year-to-date period ended June 25, 2006 are $.04 and $.08 lower, respectively, than if the Company had continued accounting for stock options as it did prior to adopting Statement 123(R). As of June 25, 2006, there was $8.8 million of total unrecognized compensation cost related to stock options expected to be recognized over a weighted-average period of approximately 2.1 years. In the first six months of 2006, the Company also reflected $109 thousand of excess tax benefits as a financing cash flow in its Statement of Cash Flows.

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

(In thousands, except per share amounts)	Quarter Ended June 26, 2005	Six Months Ended June 26, 2005
Net income (loss), as reported	$38,385	$(277,771)
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(795)	(3,459)

Pro forma net income (loss)	$37,590	$(281,230)

Income (loss) per share:

Basic - as reported	$1.63	$(11.83)

Basic - pro forma	$1.60	$(11.97)

Diluted - as reported	$1.61	$(11.65)

Diluted - pro forma	$1.58	$(11.79)

Under the Company’s Long-Term Incentive Plan (LTIP), stock-based awards are granted to key employees in the form of nonqualified stock options (Non-Qualified Stock Option Plan) and non-vested shares (Performance Accelerated Restricted Stock Plan (PARS)). The LTIP permits the grant of share options and shares to its employees for up to an additional 187,000 shares. Grant prices of stock options are equal to the fair market value of the underlying stock on the date of grant. Options are exercisable during the continued employment of the optionee but not for a period greater than ten years and not for a period greater than one year after termination of employment; they generally become exercisable at the rate of one-third each year from the date of grant. For awards granted prior to 2006, the optionee may exercise any option in full in the event of retirement or disability after at least ten years of service with the Company and after attaining age 55. For awards granted in 2006 and after, the optionee must be 63 years of age, with ten years of service, and must be an employee on December 31 in order to be eligible to fully exercise an award upon retirement or disability.

The Company valued stock options granted in 2006 using a binomial lattice valuation model which necessitates the development of certain key assumptions. The volatility factor was estimated based on the Company’s historical volatility over the contractual term of the options. The Company also used historical data to derive the option’s expected life and employee forfeiture rates within the valuation model. The risk-free interest rate is based on the U. S. Treasury yield curve in effect at the date of grant. The dividend yield is predicated on the current annualized dividend payment and the average stock price over the year prior to the grant date. The weighted-average grant-date fair value of stock options awarded in the first six months of 2006 ($15.50) was estimated on the date of grant using the following assumptions: risk-free interest rate of 4.4%, dividend yield of 1.4%, volatility of 28%, and an expected life of 6.6 years. The following is a summary of option activity for the first six months ended June 25, 2006:

(In thousands, except per share amounts)	Shares	Weighted- average exercise price	Weighted-Average Remaining Contractual Term (in years)*	Aggregate Intrinsic Value
Outstanding at December 26, 2005	1,651	$55.36
Granted	559	49.66
Exercised	(12)	33.20
Forfeited or expired	(44)	59.58

Outstanding at June 25, 2006	2,154	$53.91	7.2	$1,043

Outstanding at June 25, 2006 less estimated forfeitures	2,108	$53.99	7.1	$1,043

Exercisable at June 25, 2006	1,272	$53.34	5.8	$1,043

*	Excludes 8,400 options which are exercisable during the lifetime of the optionee and 69,200 options which are exercisable during the continued employment of the optionee and for a three-year period thereafter

The total intrinsic value of options exercised during the first six months of 2006 was $.2 million; cash received from these options exercised was approximately $.4 million. The actual tax benefit realized from option exercise of share-based payment arrangements totaled $73 thousand for the first six months of 2006.

Certain executives are eligible for Performance Accelerated Restricted Stock (PARS), which vests over a ten-year period. If certain earnings targets are achieved (as defined in the plan) vesting may accelerate to either a three, five or seven year period. The recipient of PARS must remain employed by the Company during the vesting period. PARS is awarded at the fair value of Class A shares on the date of the grant. Prior to 2006, unearned compensation related to PARS was recorded at the date of the grant based on the market value of the shares and was shown as a separate component of stockholders’ equity. With the adoption of Statement 123(R), unearned compensation is recorded on a net basis in the line item “Additional paid-in capital.” PARS expense continues to be recognized based upon expectations of meeting pre-set performance targets. At December 25, 2005, there were 470,200 shares with a weighted-average grant-date fair value of $56.25 outstanding. No additional shares were granted or forfeited during the first six months of 2006.

As of June 25, 2006, there was $14.2 million of total unrecognized compensation cost related to PARS under the Performance Plan; that cost is expected to be recognized over a weighted-average period of approximately 5.6 years.

12. The closing price of the Company’s investment in NTN Buzztime, Inc., was below its carrying value at the end of the second quarter of 2006. While the price of this publicly traded company has fluctuated significantly in the last year, as of the end of the second quarter the Company had an accumulated unrealized loss, net of tax, of approximately $1 million included in other comprehensive income, related to this investment. Based on discussions with NTN Buzztime management, positive cash flow and earnings trends for the last several quarters, and review of third-party analyst reports, the Company does not believe this decline in value is permanent.

13. Subsequent to the end of its second quarter, the Company completed the acquisition of four NBC owned and operated television stations for approximately $600 million. The stations are: WNCN in Raleigh, N.C., WCMH in Columbus, Ohio, WVTM in Birmingham, Ala., and WJAR in Providence, R.I. The Company has agreed to divest its currently owned station located in Birmingham, Alabama, based on FCC duopoly rules. It also plans to sell three other stations (see Note 5). The Company financed the acquisition of the NBC stations initially using existing capacity under its $1 billion bank facility. During the third quarter the Company expects to issue either new public debt from its existing shelf registration or issue new bank term debt and, prior to year end, to complete the aforementioned asset sales with proceeds being used to repay a portion of the $1 billion bank facility.

Also subsequent to the end of the second quarter, the Company entered into three forward-starting interest rate swaps with notional amounts totaling $300 million; swaps with notional amounts of $100 million will mature in a three years and $200 million will mature in five years. These swaps have been designated as cash flow hedges that will effectively convert the covered portion of variable rate debt that the Company anticipates issuing later in the third quarter to a fixed average rate of 5.5% (plus applicable margin).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Media General is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, television stations and interactive media.

The Company’s fiscal year ends on the last Sunday in December.

RESULTS OF OPERATIONS

In order to present meaningful comparative results, several items warrant separate attention in this discussion regarding the Company’s year-over-year results. First, results for 2005 included an accounting change due to the adoption of EITF Topic D-108, which resulted in a charge of $325.5 million; see Note 3 for a full discussion of this accounting change which requires the use of a direct method for valuing all acquired assets other than goodwill. Second, 2005’s second quarter and year-to-date results were positively impacted by an after-tax gain of $19.4 million ($0.81 per diluted share) attributable to the Company’s sale of its 20% interest in Denver Newspapers, Inc. (“Denver”, parent company of The Denver Post) to Media News Group, Inc. Third, in the second quarter of 2006, the Company announced plans to divest four of its television stations (including three satellites) which have been reflected as discontinued operations for all periods presented; see Note 5 for further discussion and results of these discontinued operations. For purposes of the remainder of this analysis, discontinued operations have been excluded from the discussion.

Excluding the Denver gain, income from continuing operations before the cumulative effect of the change in accounting principle was essentially level with the second quarter of 2005 and decreased $2.3 million (8.3%) in the first half of 2006 as compared to the prior year. In the quarter, the convergence of several opposing items was virtually offsetting. On the one hand, the Company’s share of SP Newsprint’s results increased $3.9 million as higher newsprint selling prices more than offset increased energy and raw material costs. Conversely, segment operating results were 2% lower than last year’s second quarter, the Company recorded $1.6 million of non-cash stock option expense in 2006’s second quarter as a result of the required adoption of Statement 123(R) (discussed more fully below), and interest expense was up 10% due to a higher effective rate. While the source of fluctuations in the first half of 2006 was the same as those in the quarter, the degree of impact was not similarly proportioned. The Company’s share of SP Newsprint’s results increased $3.7 million, but was not able to offset a 1.8% decrease in segment operating profits, $3.2 million of non-cash stock option expense and a 5.3% increase in interest expense.

In January 2006, the Company adopted Statement 123(R), Share-Based Payment, under which share-based transactions are accounted for using a fair-value-based method to recognize non-cash compensation expense. Prior to adoption, the Company’s stock-based compensation plans were accounted for in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, under which stock options were valued using the Black-Scholes option-pricing model. The Company adopted Statement 123(R) using the modified prospective method, at which time it also switched to using a binomial lattice model to value its stock options. Under this model, the Company estimated its volatility factor based on its historical volatility over the contractual term of the options using historical data to derive the option’s expected life and employee forfeiture rates. In the second quarter and first half of 2006, the Company recognized compensation expense of $1.6 million and $3.2 million, respectively, ($1 million and $2 million after taxes) related to stock options as a result of adopting Statement 123(R); the Company expects to recognize similar quarterly amounts throughout the remainder of 2006. As of June 25, 2006, there was $8.8 million of total unrecognized cost related to employee stock options and $14.2 million of total unrecognized cost related to Performance Accelerated Restricted Shares which are expected to be recognized over a weighted-average period of 2.1 years and 5.6 years, respectively. Results for prior periods have not been restated. See Note 11 for a complete discussion on the adoption of this standard.

At the beginning of the third quarter, the Company purchased four NBC owned and operated television stations in the following cities: Raleigh, North Carolina; Columbus, Ohio; Birmingham, Alabama; and Providence, Rhode Island. They are all strong stations (in the top three in each of their respective markets) with attractive growth opportunities. The Company looks forward to successfully integrating these properties and expects they will enhance the Broadcast Division’s revenue growth, contribute to the Company’s position of strength in the Southeast, and broaden the Company’s audience and revenue share outside of the Southeast in the growing markets of Columbus and Providence.

PUBLISHING

Excluding the Denver gain, operating income for the Publishing Division was down $.3 million in the second quarter and $2.1 million in the first half of 2006 as compared to prior-year equivalent periods. Revenue increases of $4.4 million in the quarter and $9.1 million in the year to date were more than offset by higher operating expenses. As shown in the following chart, Classified and Retail revenues posted solid gains in both the quarter and year to date, while National revenues remained soft. Classified revenues continued to be the Division’s stellar performer due primarily to robust real estate advertising. In the second quarter, Classified advertising was up 7% and represented nearly 90% of the Division’s revenue gain; in the first half of 2006, it rose 9% and accounted for all of the Division’s total revenue gain. Retail revenues rose 3% and 2% in the second quarter and year to date, reflecting modest but consistent growth in several categories, particularly the home improvement category. National revenues remained soft in the quarter and first six months of this year as telecommunications and automotive advertising both exhibited declines from last year’s equivalent periods. Additionally, Circulation revenues fell below the prior-year level, due to a change in wholesale rates to independent carriers in some markets, for which there was a corresponding expense decrease, as well as to small volume declines.

Publishing Division operating expenses increased $4.6 million and $11 million in the second quarter and first half of this year over the equivalent prior-year periods primarily due to two significant factors. First, employee compensation and benefit costs were up $1.3 million (2.3%) in the quarter and $4.1 million (3.7%) in the year to date due to annual salary increases as well as to higher retirement plan expense. Second, newsprint expense was up $1.3 million (7.4%) in the quarter and $2.6 million (7.5%) in the year to date. Despite a 9% decrease in newsprint consumption for both the second quarter and first half of 2006, newsprint expense rose as average newsprint prices increased approximately $90 per short ton. Additionally, although less significant, certain other costs at the Florida properties were up 3.1% and 3.7% in the quarter and six months due to new product offerings, circulation-related costs and the transition to an expanded packaging facility.

BROADCAST

Compared to the same prior-year periods, Broadcast operating income declined $.9 million in the second quarter but increased $.3 million in the year to date. Despite a surge in political advertising in the second quarter, higher operating expenses combined with soft Local and National revenues to produce the quarterly decline in operating profits. In the year to date, strong first quarter time sales (generated from advertising associated with the Super Bowl on the Company’s three ABC stations as well as the Winter Olympics on the Company’s five NBC stations) and vigorous second quarter political advertising outpaced higher operating expenses and produced a 1% increase in operating profits. The following chart illustrates burgeoning political advertising revenues as campaign spending began to materialize for gubernatorial, Senate, and state and local races in this election year. Second-quarter local and national revenues struggled as several categories exhibited weakness, particularly the fast food category. Year-to-date local and national revenues remain solid on the strength of first quarter time sales and on thriving advertising in the telecommunications and service categories.

Broadcast operating expenses increased $2.6 million and $4.1 million in the second quarter and first half of this year as compared to the equivalent 2005 periods. The primary factor driving these increases was higher employee compensation and benefit costs which grew approximately 3% in the second quarter and year to date due to merit pay raises and increased sales commissions associated with new business. Additionally, the Division essentially has completed its conversion project to broadcast high definition television; this translated into increased depreciation on the new equipment and higher electricity cost associated with operating the new transmitters in the first half of 2006.

INTERACTIVE MEDIA

The Interactive Media Division (IMD) reduced its operating loss by 11.9% in the second quarter and 10.3% in the year to date from the equivalent 2005 periods as results of the websites associated with newspapers and television stations as a group improved 59% in the quarter and 52% in the first half of 2006. The Company also incurred operating losses, both in the quarter and year to date, building its advergaming business that was purchased in the third quarter of 2005. Including this business, divisional revenues grew by approximately 34% in the second quarter and first half of 2006 (25% at the newspaper and broadcast website group) with nearly half of this divisional revenue growth coming from Classified advertising as upsell arrangements and other classified products continued to flourish. Under these arrangements, customers pay an additional fee to have their classified advertisement placed online simultaneously with its publication in the newspaper. While Classified advertising remains the largest source of divisional revenue, National and Local advertising also made solid contributions as exhibited in the following chart.

IMD’s operating expenses were higher by $1.5 million in the quarter and $3.1 million in the year to date, predominantly the result of increased employee compensation and benefits expense due to sales positions being filled, additional sales-related commissions and annual salary increases.

The Interactive Media Division remains focused on expanding product offerings, securing and retaining high-quality personnel, driving revenues through sales initiatives, and enhancing content and design across all the Company’s online enterprises. During the third quarter of 2005, the Company purchased Blockdot, Inc., a leading advergaming and game development firm known for product innovation and services. The addition of Blockdot enhances the Division’s ability to provide innovative product offerings. The Division’s performance continues to progress as demonstrated by significant increases in operating profit this quarter over 2005’s equivalent quarter at the Company’s two largest online enterprises, TBO.com (up 96%) and TimesDispatch.com (up 135%). Several of the Division’s smaller online enterprises also demonstrated profitability this quarter and many continue to advance toward that goal.

INTEREST EXPENSE

Interest expense increased $.7 million and $.8 million in the quarter and year to date from the equivalent year-ago periods as effective interest rates grew as a result of year-over-year increases in LIBOR (which influences interest rates on the Company’s revolving credit facility). A quarterly and year-to-date decrease in average debt outstanding between $55 million to $60 million was more than offset by an increase in the Company’s average effective rate of 140 basis points in the second quarter and 115 basis points in the year to date.

Although it had none at the end of the second quarter, the Company periodically uses interest rate swaps; such instruments are not traded for profit or loss, but used as part of an overall strategy to manage interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR. The Company had two swaps with notional amounts of $50 million each which matured in the first quarter of 2005. These interest rate swaps were cash flow hedges that effectively converted the covered portion of the Company’s variable rate debt to fixed rate debt. During the third quarter of 2006, the Company entered into three forward-starting swaps; see note 13 for further discussion of these swaps.

INCOME TAXES

The Company’s effective tax rate on income from continuing operations before cumulative effect of change in accounting principle was 37.1% in the current quarter as compared to 39.3% in 2005’s second quarter and 37.3% in the year to date as compared to 38.7% in the equivalent prior-year period. These reduced tax rates were primarily due to a higher than expected Qualified Production Activity Deduction based on final regulations released in May of this year, as well as to a higher than expected fuel credit generated by SPNC and the absence of the 2005 Denver gain, which carried a relatively high effective tax rate.

LIQUIDITY

Net cash generated from operating activities in the first half of 2006 enabled the Company to make capital expenditures of $44.4 million, to reduce debt by $13 million and to pay dividends to stockholders of $10.6 million. Additionally, the Company made a $15 million contribution to its retirement plan during the first quarter.

The Company has in place a $1 billion revolving credit facility and a universal shelf registration which allows for combined public debt or equity totaling $1.2 billion (together the “Facilities”). At the end of the second quarter, there were borrowings of $177 million outstanding under the revolving credit facilities and $200 million in senior notes outstanding under the universal shelf which matures in the third quarter. The Facilities carry cross-default provisions between the revolving credit and the senior notes. The revolving credit has both interest coverage and leverage ratio covenants. These covenants, which involve debt levels, interest expense, and EBITDA (a measure of cash earnings as defined in the revolving credit agreement), can affect the Company’s maximum borrowing capacity under the Facilities. The Company was in compliance with all covenants at quarter-end and expects to remain in compliance with them going forward. The Company believes that internally generated funds provided by operations, together with the unused portion of the Facilities, provide flexibility to manage working capital needs, pay dividends, finance capital expenditures, make pension plan contributions and take advantage of new strategic opportunities such as its third quarter acquisition of four television stations from NBC.

OUTLOOK

The Company anticipates improved results at all of its segments in the third quarter, particularly within Broadcast as the four NBC stations purchased at the beginning of the third quarter post their contributions to the Division. With the freshly integrated NBC stations and the continued strength of Political advertising, the Broadcast Division is expected to produce meaningful third-quarter profit improvement. Publishing Division profits are also projected to improve on the growth of Classified and Retail revenues. Before the close of 2006, the Interactive Media Division believes its newspaper and broadcast website group will achieve its first profitable interim periods since its inception in 2001; it expects to become cash-flow positive by the end of 2006, representing yet another significant milestone in the Division’s progress. Additionally, higher newsprint prices will favorably impact the Company’s share of SP Newsprint’s results despite the tempering impact of high energy costs.

The Company continues to monitor developments at the Federal Communications Commission (FCC) including its anticipated commencement of proceedings on the ownership of broadcast television stations and newspapers in the same market. Resolution of this matter will take some time, and while this process continues, the Company has sought license renewals and waivers from the FCC for several of its television stations where cross-ownership remains an issue under old regulations.

* * * * * *

Certain statements in this quarterly report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to accounting estimates and assumptions, the impact of new accounting standards, expectations regarding acquisitions and dispositions, new tax laws, the Internet, newsprint prices, energy costs, general advertising levels, and the effects of changes to FCC regulations. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends” “projects,” “plans” and similar words, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

Some significant factors that could affect actual results include: changes in advertising demand, interest rates, or energy prices, the availability and pricing of newsprint, changes to pending accounting standards, health care cost trends, a natural disaster, the performance of pension plan assets, the integration of acquisitions and regulatory rulings and laws.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Annual Report on Form 10-K for the year ended December 25, 2005, details our disclosures about market risk. As of June 25, 2006, there have been no material changes in the Company’s market risk from December 25, 2005.

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

During the first quarter of 2006, the Company installed an integrated advertising and billing system at its Florida newspapers which will upgrade information system capabilities, improve business processes and expand customer service opportunities. In addition to these objectives, the new system will result in enhanced internal controls. Eventually, the new system will be used to manage advertising processes for all of the Company’s newspapers and online operations and will be implemented over the course of the next two years. During this period, the Company will phase in various changes in processes and procedures and perform additional control activities to ensure that effective internal control over financial reporting is maintained. At the beginning of the third quarter of 2006, the Company completed the acquisition of four television stations owned and operated by NBC Universal and is integrating these stations into its control environment.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Media General, Inc. was held on April 27, 2006, for the purpose of electing a board of directors and considering amendments to the 1995 Long-Term Incentive Plan (LTIP).

Each nominee for director was elected by the following vote:

Class A Directors	Class A Shares Voted “FOR”	Class A Shares Voted “WITHHELD”
Charles A. Davis	12,774,169	9,385,392
Rodney A. Smolla	13,905,167	8,254,394
Walter E. Williams	13,283,507	8,876,054

Class B Directors	Class B Shares Voted “FOR”	Class B Shares Voted “WITHHELD”
O. Reid Ashe, Jr.	549,960	4,492
J. Stewart Bryan III	554,072	380
Diana F. Cantor	554,072	380
Marshall N. Morton	549,960	4,492
Thompson L. Rankin	554,072	380
Coleman Wortham III	554,072	380

Amendments to the LTIP were not approved with the following vote:

Voted	Class A Shares	Class B Shares
For	7,467,476	544,262
Against	10,215,010	2,550
Abstain	195,407	582

Item 6. Exhibits

(a)	Exhibits

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

DATE: July 27, 2006	/s/ Marshall N. Morton
Marshall N. Morton
President and Chief Executive Officer

DATE: July 27, 2006	/s/ John A. Schauss
John A. Schauss
Vice President - Finance and Chief Financial Officer