Form 10-Q
period 2006-09-24
MEDIA GENERAL INC
filed 2006-11-03
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2006

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 29, 2006.

Class A Common shares:	23,521,154
Class B Common shares:	555,992

MEDIA GENERAL, INC.

FORM 10-Q REPORT

September 24, 2006

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s except shares)

(Unaudited)

	September 24, 2006	December 25, 2005
ASSETS

Current assets:
Cash and cash equivalents	$14,181	$14,977
Receivables
Trade - net	127,499	117,638
Due from sale	74,733	—
Inventories	11,440	7,808
Other	50,301	33,649
Assets of discontinued operations	60,797	115,100

Total current assets	338,951	289,172

Investments in unconsolidated affiliates	89,736	83,227

Other assets	64,905	57,377

Property, plant and equipment - net	480,955	420,111

Excess of cost over fair value of net identifiable assets of acquired businesses - net	934,943	645,437

FCC licenses and other intangibles - net	726,341	480,030

	$2,635,831	$1,975,354

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s except shares)

(Unaudited)

	September 24, 2006	December 25, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$31,742	$26,414
Accrued expenses and other liabilities	117,910	81,719
Liabilities of discontinued operations	2,879	3,919

Total current liabilities	152,531	112,052

Long-term debt	970,500	389,984

Borrowings of consolidated variable interest entities	95,320	95,320

Deferred income taxes	316,436	308,129

Other liabilities and deferred credits	130,820	154,043

Stockholders’ equity:
Preferred stock ($5 cumulative convertible), par value $5 per share, authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 23,520,989 and 23,490,696 shares	117,605	117,453
Class B, authorized 600,000 shares; issued 555,992 shares	2,780	2,780
Additional paid-in capital	52,341	44,856
Accumulated other comprehensive loss	(43,833)	(64,618)
Retained earnings	841,331	815,355

Total stockholders’ equity	970,224	915,826

	$2,635,831	$1,975,354

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(000’s except for per share data)

(Unaudited)

	Third Quarter Ended		Nine Months Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Revenues	$240,992	$210,902	$688,493	$642,481
Operating costs:
Production	109,270	94,873	302,791	278,632
Selling, general and administrative	87,574	78,966	256,204	238,735
Depreciation and amortization	18,695	15,583	52,902	47,092

Total operating costs	215,539	189,422	611,897	564,459

Operating income	25,453	21,480	76,596	78,022

Other income (expense):
Interest expense	(16,837)	(7,097)	(32,485)	(21,956)
Investment income - unconsolidated affiliates	3,450	891	8,289	2,329
Gain on sale of Denver	—	(3)	—	33,270
Other, net	444	791	909	1,586

Total other income (expense)	(12,943)	(5,418)	(23,287)	15,229

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	12,510	16,062	53,309	93,251
Income taxes	4,766	6,111	19,964	36,007

Income from continuing operations before cumulative effect of change in accounting principle	7,744	9,951	33,345	57,244
Discontinued operations:
Income (loss) from discontinued operations (net of tax)	1,024	(189)	2,266	200
Net gain on sale of operations (net of taxes of $6,931)	11,802	—	11,802	—
Cumulative effect of change in accounting principle (net of tax benefit of $190,730)	—	—	—	(325,453)

Net income (loss)	$20,570	$9,762	$47,413	$(268,009)

Earnings (loss) per common share:
Income from continuing operations before cumulative effect of change in accounting principle	$0.33	$0.42	$1.41	$2.43
Discontinued operations	0.54	(0.01)	0.60	0.01
Cumulative effect of change in accounting principle	—	—	—	(13.84)

Net income (loss)	$0.87	$0.41	$2.01	$(11.40)

Earnings (loss) per common share – assuming dilution:
Income from continuing operations before cumulative effect of change in accounting principle	$0.33	$0.42	$1.40	$2.39
Discontinued operations	0.54	(0.01)	0.59	0.01
Cumulative effect of change in accounting principle	—	—	—	(13.62)

Net income (loss)	$0.87	$0.41	$1.99	$(11.22)

Dividends paid per common share	$0.22	$0.21	$0.66	$0.63

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(000’s)

	Nine Months Ended
	September 24, 2006	September 25, 2005
Operating activities:
Net income (loss)	$47,413	$(268,009)
Adjustments to reconcile net income (loss):
Cumulative effect of change in accounting principle	—	325,453
Depreciation and amortization	54,442	51,602
Deferred income taxes	9,440	5,446
Investment income - unconsolidated affiliates	(8,289)	(2,329)
Net gain on disposition of certain CBS stations	(11,802)	—
Net gain on sale of Denver	—	(19,391)
Change in assets and liabilities:
Retirement plan contribution	(15,000)	(15,000)
Retirement plan accrual	13,315	10,598
Accounts receivable and inventories	9,110	6,436
Accounts payable, accrued expenses, and other liabilities	12,679	(10,719)
Income taxes payable	(7,154)	(29,170)
Other	8,498	1,131

Net cash provided by operating activities	112,652	56,048

Investing activities:
Capital expenditures	(69,667)	(48,724)
Proceeds from sale of Denver	—	45,850
Distribution from unconsolidated newsprint affiliate	2,000	—
Purchase of businesses	(611,399)	(6,726)
Other, net	2,036	3,434

Net cash used by investing activities	(677,030)	(6,166)

Financing activities:
Increase in debt	1,364,500	265,000
Payment of debt	(783,984)	(301,982)
Debt issuance costs	(1,778)	(3,772)
Dividends paid to shareholders	(15,883)	(15,114)
Other, net	727	5,937

Net cash provided (used) by financing activities	563,582	(49,931)

Net decrease in cash and cash equivalents	(796)	(49)
Cash and cash equivalents at beginning of period	14,977	9,823

Cash and cash equivalents at end of period	$14,181	$9,774

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included. In addition, as discussed further in Note 7, the Company adopted EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, in the first quarter of 2005. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. Certain prior-year financial information has been reclassified to conform with the current period’s presentation, including amounts related to certain television stations that are being divested (see Note 4).

2. Inventories are principally raw materials (primarily newsprint).

3. The Company completed the acquisition of four NBC owned and operated television stations on the first day of its third quarter for $609 million, including transaction costs. The stations acquired in this 2006 acquisition were: WNCN in Raleigh, North Carolina, WCMH in Columbus, Ohio, WVTM in Birmingham, Alabama, and WJAR in Providence, Rhode Island. The Company financed the acquisition of the NBC stations initially using existing capacity under its $1 billion bank facility; it subsequently issued new bank term debt (see Note 5) and completed the sale of several CBS television stations (see Note 4) including WIAT in Birmingham, Alabama, as it had agreed to do when it was granted FCC approval for the acquisition. Net proceeds from these activities were used to reduce borrowings under the Company’s $1 billion bank facility. The acquisition added the key Raleigh-Durham market to the Company’s southeastern footprint. It also added larger stations in growing markets to the Company’s portfolio which is expected to enhance margins in the Broadcast Division and better balance the contribution to overall revenues and profits from the Company’s Broadcast and Publishing operations.

Purchase price was allocated to the assets acquired and liabilities assumed based on appraisals of estimated fair values. Such estimates are preliminary as the Company has not yet received the final appraisal report, and certain transaction costs remain to be finalized. The Company expects to resolve the majority of these items in the fourth quarter. The preliminary purchase price allocation was as follows:

(In thousands)
Working capital	$16,937
Fixed assets	39,000
FCC licenses	212,827
Network affiliation agreements	44,000
Advertiser backlog	490
Trade / domain names	1,760
Deferred taxes	14,067
Excess of cost over fair value	287,505
Postretirement and other liabilities	(7,322)

Total purchase price	$609,264

The network affiliation and advertiser intangible assets are amortizable with lives of 15.5 years and 1 year, respectively. The excess of cost over fair value, FCC licenses, and trade / domain names (all of which are expected to be deductible for tax purposes) have indefinite lives and are not subject to amortization.

The following summary presents the Company’s unaudited pro forma consolidated results of operations for the quarter ended September 25, 2005, and the nine-month periods ended September 24, 2006, and September 25, 2005, as if the acquisition of the four television stations from NBC had been completed as of the beginning of each period presented; the quarter ended September 24, 2006, is the Company’s actual performance since the acquisition was completed as of the first day of the quarter. The pro formas, which have been prepared in accordance with rules prescribed by Article 11 of Regulation S-X, do not purport to be indicative of what would have occurred had the acquisition actually been made as of such date, nor are they indicative of results which may occur in the future.

	Quarter Ended		Nine months Ended
(In thousands, except per share amounts)	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005
Revenues	$240,992	$233,889	$739,487	$717,926

Income from continuing operations before cumulative effect of change of accounting principle	$7,744	$6,264	$29,146	$50,299 (a)
Discontinued operations	1,024	(189)	2,266	200
Net gain on sale of discontinued operations	11,802	—	11,802	—
Cumulative effect change of accounting principle	—	—	—	(325,453)

Net income (loss)	$20,570	$6,075	$43,214	$(274,954)

Earnings (loss) per share — assuming dilution
Income from continuing operations before cumulative effect of change of accounting principle	$0.33	$0.26	$1.23	$2.11
Discontinued Operations	0.54	(0.01)	0.59	0.01
Cumulative effect change of accounting principle	—	—	—	(13.62)

Net income (loss)	$0.87	$0.25	$1.82	$(11.50)

(a)	Includes a $33 million pretax gain on sale of Denver

4. In the second quarter of 2006, the Company announced plans to divest WIAT in Birmingham, Alabama, KWCH in Wichita, Kansas (including that station’s three satellites), WDEF in Chattanooga, Tennessee, and KIMT in Mason City, Iowa. During the third quarter, the Company agreed to sell these four stations to three different buyers. One of the transactions, the sale of KWCH and its satellites, was completed effective the last day of the Company’s third quarter and resulted in an after-tax gain of approximately $15.6 million; the sale proceeds of approximately $75 million were received on the first day of the fourth quarter and resulted in the receivable that is shown of the face of the Condensed Consolidated Balance Sheet. The other two transactions were pending as of the end of the third quarter but were expected to result in losses as the carrying value exceeded the fair value less the cost to sell in each instance. Accordingly, the Company established a valuation allowance and recorded after-tax losses on each of those two transactions in the third quarter totaling $3.8 million. Subsequent to the end of the third quarter, both of those transactions were consummated with proceeds of approximately $60 million; adjustments to the estimated losses will be recorded in the fourth quarter. The results of these stations as well as their associated web sites have been presented as discontinued operations in the accompanying consolidated balance sheets and statements of operations for all periods. Depreciation and amortization of assets being divested ceased during the second quarter of 2006. The net gain that resulted from these three transactions is shown on the face of the Condensed Consolidated Statements of Operations on the line “Net gain on sale of operations (net of tax).” All three sale transactions remain subject to customary post-closing adjustments. The following results have been presented as income from discontinued operations in the accompanying consolidated condensed statements of operations:

	Quarter Ended		Nine Months Ended
(In thousands)	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005
Revenues	$10,294	$9,899	$30,513	$29,966
Costs and expense	8,558	10,208	26,798	29,640

Income before income taxes	1,736	(309)	3,715	326
Income taxes	712	(120)	1,449	126

Income (loss) from discontinued operations	$1,024	$(189)	$2,266	$200

As of September 24, 2006, the assets of discontinued operations consisted of approximately $6 million of current assets, $16 million of fixed assets, and $39 million of intangible assets including FCC licenses and network affiliations.

5. In the third quarter of fiscal 2006, the Company entered into a five-year $300 million variable bank term loan agreement with essentially the same syndicate of banks that provides its $1 billion revolving credit facility. This term loan has the same limited covenants as the Company’s revolving credit facility. The Company drew down the full bank term loan and redeemed its $200 million senior notes which matured on September 1, 2006; the remainder was used to pay down revolver debt.

In the second quarter of fiscal 2006, the Company amended its existing $1 billion revolving credit facility; changes included a reduction of the applicable interest rate and an extension of the term until June 30, 2011. Interest payments continue to be based on LIBOR plus a margin tied to the Company’s leverage ratio, as defined in the agreement.

The Company has $95 million in debt as a result of consolidating certain variable interest entities (VIEs) due in March 2007, classified as long-term debt in accordance with the Company’s intention and ability to refinance these obligations on a long-term basis under existing facilities.

6. In the third quarter of fiscal 2006, the Company entered into several interest rate swaps to manage interest cost and cash flows associated with variable interest rates, primarily short-term changes in LIBOR. These interest rate swaps are cash flow hedges with notional amounts totaling $300 million and three and five year maturities. Changes in cash flows of the interest rate swaps offset changes in the interest payments on the Company’s $300 million bank term loan. These swaps effectively convert the Company’s variable rate bank term loan to fixed rate debt with a weighted average interest rate approximating 6.4% at September 24, 2006.

7. The Company adopted EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill, at the beginning of fiscal 2005. D-108 requires the use of a direct method for valuing all assets other than goodwill. The Company had used the residual value method, a commonly used method at the time, to value the FCC licenses purchased in conjunction with acquisitions made in 1997 and 2000. It had also recorded goodwill, primarily related to deferred taxes, as part of these transactions. In connection with the adoption of D-108, the Company eliminated the distinction between goodwill and FCC license intangible assets that were recorded as part of these prior acquisitions by reclassifying $190.3 million from goodwill to FCC licenses. Concurrent with the adoption, the Company increased the carrying amount of FCC license intangible assets by an additional $111.5 million with a corresponding increase to deferred tax liabilities. Further, the Company valued its FCC licenses using a direct method discounted cash flow model and assumptions that included the concept that cash flows associated with FCC licenses are limited to those cash flows that could be expected by an average market participant. In contrast, the residual value method formerly used by the Company included other elements of cash flows which contributed to station value. The results of this direct method were then compared to the carrying value of FCC licenses (including the reclassified amounts) on a station by station basis and a $325.5 million write-down, net of income tax benefit, was recorded as a cumulative effect of change in accounting principle in the first quarter of 2005.

8. In the second quarter of 2005, Media News Group, Inc., exercised its option to purchase the Company’s 20% ownership in Denver Newspapers, Inc. (Denver), parent company of The Denver Post. The Company sold its 20% interest for $45.9 million which was determined based on independent appraisals of Denver’s fair value. The Company recorded an after-tax gain of $19.4 million (net of taxes of $13.9 million) on the sale in the second quarter of 2005.

9. The following table sets forth the Company’s current and prior-year financial performance by segment:

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total
Three Months Ended September 24, 2006
Consolidated revenues	$140,914	$94,245	$7,323	$(1,490)	$240,992

Segment operating cash flow	$30,074	$27,753	$(114)		$57,713
Allocated amounts:
Equity in net loss of unconsolidated affiliate			(19)		(19)
Depreciation and amortization	(6,306)	(5,834)	(323)		(12,463)

Segment profit (loss)	$23,768	$21,919	$(456)		45,231

Unallocated amounts:
Interest expense					(16,837)
Investment income – SP Newsprint					3,469
Acquisition intangibles amortization					(4,924)
Corporate expense					(10,472)
Other					(3,957)

Consolidated income from continuing operations before income taxes					$12,510

Three Months Ended September 25, 2005
Consolidated revenues	$142,100	$64,796	$5,248	$(1,242)	$210,902

Segment operating cash flow	$32,960	$15,953	$(585)		$48,328
Allocated amounts:
Equity in net income of unconsolidated affiliate			3		3
Gain on sale of Denver	(3)				(3)
Depreciation and amortization	(5,942)	(3,976)	(316)		(10,234)

Segment profit (loss)	$27,015	$11,977	$(898)		38,094

Unallocated amounts:
Interest expense					(7,097)
Investment income – SP Newsprint					888
Acquisition intangibles amortization					(4,163)
Corporate expense					(9,556)
Other					(2,104)

Consolidated income from continuing operations before income taxes					$16,062

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total
Nine Months Ended September 24, 2006
Consolidated revenues	$439,928	$233,176	$20,039	$(4,650)	$688,493

Segment operating cash flow	$101,934	$69,930	$(1,099)		$170,765
Allocated amounts:
Equity in net income of unconsolidated affiliate			95		95
Depreciation and amortization	(19,056)	(15,670)	(1,048)		(35,774)

Segment profit (loss)	$82,878	$54,260	$(2,052)		135,086

Unallocated amounts:
Interest expense					(32,485)
Investment income – SP Newsprint					8,194
Acquisition intangibles amortization					(13,251)
Corporate expense					(31,884)
Other					(12,351)

Consolidated income from continuing operations before income taxes					$53,309

Nine Months Ended September 25, 2005
Consolidated revenues	$431,993	$199,303	$14,671	$(3,486)	$642,481

Segment operating cash flow	$105,635	$56,355	$(1,671)		$160,319
Allocated amounts:
Equity in net income of unconsolidated affiliates	221		162		383
Gain on sale of Denver	33,270				33,270
Depreciation and amortization	(17,590)	(12,323)	(1,169)		(31,082)

Segment profit (loss)	$121,536	$44,032	$(2,678)		162,890

Unallocated amounts:
Interest expense					(21,956)
Investment income – SP Newsprint					1,946
Acquisition intangibles amortization					(12,165)
Corporate expense					(30,497)
Other					(6,967)

Consolidated income from continuing operations before income taxes and cumulative effect of change in accounting principle					$93,251

10. The following table sets forth the computation of basic and diluted earnings per share for income from continuing operations before cumulative effect of change in accounting principle:

	Quarter Ended September 24, 2006			Quarter Ended September 25, 2005
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income from continuing operations available to common stockholders	$7,744	23,601	$0.33	$9,951	23,558	$0.42

Effect of dilutive securities
Stock options		—			160
Restricted stock and other	(16)	171		(15)	255

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$7,728	23,772	$0.33	$9,936	23,973	$0.42

	Nine Months Ended September 24, 2006			Nine Months Ended September 25, 2005
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income from continuing operations before cumulative effect of change in accounting principle available to common stockholders	$33,345	23,593	$1.41	$57,244	23,511	$2.43

Effect of dilutive securities
Stock options		—			138
Restricted stock and other	(38)	189		(50)	237

Diluted EPS
Income from continuing operations before cumulative effect of change in accounting principle available to common stockholders plus assumed conversions	$33,307	23,782	$1.40	$57,194	23,886	$2.39

11. In the second quarter, the Company announced a redesign of its defined benefit and defined contribution retirement plans as well as the addition of certain new employee benefit programs. These changes are expected to reduce the volatility of future pension expense while continuing to provide competitive retirement benefits to its employees. These changes will become effective at the beginning of 2007 and include: freezing the service accrual in the current defined benefit pension plan for existing employees (while closing this plan to new employees), increasing the maximum company match in the current 401(k) defined contribution plan to 5% from 4% of an employee’s earnings, adding a profit sharing component to the 401(k) plan, and establishing a retiree medical savings account.

The following table provides the components of net periodic employee benefits expense for the Company’s benefit plans for the third quarter and the first nine months of 2006 and 2005. The second quarter of 2006 included a $497 thousand charge resulting from the curtailment of the defined benefit plan.

	Third Quarter Ended
	Pension Benefits		Other Benefits
(In thousands)	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Service cost	$3,547	$3,449	$70	$64
Interest cost	6,434	5,610	653	422
Expected return on plan assets	(6,358)	(6,218)	—	—
Amortization of prior-service cost	(12)	52	385	—
Amortization of net loss	1,611	1,769	—	—

Net periodic benefit cost	$5,222	$4,662	$1,108	$486

	Nine Months Ended
	Pension Benefits		Other Benefits
(In thousands)	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Service cost	$10,988	$10,347	$210	$191
Interest cost	18,801	16,830	1,672	1,266
Expected return on plan assets	(18,949)	(18,654)	—	—
Amortization of prior-service cost	23	157	796	—
Amortization of net loss	5,801	5,308	—	—
Curtailment loss	497	—	—	—

Net periodic benefit cost	$17,161	$13,988	$2,678	$1,457

As part of the remeasurement of the plan at the time of the curtailment the Company updated its assumptions to be as follows: a discount rate of 6.5%, an expected return on plan assets of 8.5%, and a compensation increase rate of 4%. Remeasurement of the plan prompted a significant decrease in the Company’s pension liability which also resulted in an increase to its other comprehensive income.

12. The Company’s other comprehensive income (loss) consisted of the following:

	Quarter Ended		Nine Months Ended
(In thousands)	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Net income (loss)	$20,570	$9,762	$47,413	$(268,009)
Unrealized gain (loss) on derivative contracts (net of deferred taxes)	(3,869)	532	(2,804)	1,888
Change in minimum pension liability (net of deferred taxes)	—	—	24,083	478
Unrealized holding loss on equity securities (net of deferred taxes)	(391)	(976)	(494)	(3,276)

Comprehensive income (loss)	$16,310	$9,318	$68,198	$(268,919)

13. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which superseded

APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement requires that share-based transactions be accounted for using a fair-value-based method to recognize non-cash compensation expense; it also requires that the benefits of tax deductions in excess of recognized compensation cost (excess tax benefits) be reported as a financing cash flow, rather than as an operating cash flow. The Company adopted this standard as of the beginning of 2006 using the modified prospective method. Results for prior periods have not been restated.

As a result of adopting Statement 123(R), the Company recognized non-cash share-based compensation expense of approximately $1.4 million and $4.6 million for the three months and nine months ended September 24, 2006, respectively; this expense was included on the “Selling, general and administrative” line of the consolidated statement of operations. The total income tax benefit recognized was approximately $0.5 million and $1.7 million for the third quarter and nine months ended September 24, 2006, respectively. The Company’s income before income taxes for the three months and nine months ended September 24, 2006 was $1.4 million and $4.6 million lower, respectively, than if it had continued to account for share-based compensation under APB 25; the Company’s net income was $0.9 million and $2.9 million lower, respectively, for the same periods. Basic and diluted earnings per share for the quarterly and year-to-date periods ended September 24, 2006, are $.04 and $.12 lower, respectively, than if the Company had continued accounting for stock options as it did prior to adopting Statement 123(R). As of September 24, 2006, there was $7.2 million of total unrecognized compensation cost related to stock options expected to be recognized over a weighted-average period of approximately 2.0 years. In the first nine months of 2006, the Company also reflected $214 thousand of excess tax benefits as a financing cash flow in its Statement of Cash Flows.

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

(In thousands, except per share amounts)	Quarter Ended September 25, 2005	Nine Months Ended September 25, 2005
Net income (loss), as reported	$9,762	$(268,009)
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(726)	(4,184)

Pro forma net income (loss)	$9,036	$(272,193)

Income (loss) per share:
Basic - as reported	$0.41	$(11.40)

Basic - pro forma	$0.38	$(11.58)

Diluted - as reported	$0.41	$(11.22)

Diluted - pro forma	$0.38	$(11.40)

Under the Company’s Long-Term Incentive Plan (LTIP), stock-based awards are granted to key employees in the form of nonqualified stock options (Non-Qualified Stock Option Plan) and non-vested shares

(Performance Accelerated Restricted Stock Plan (PARS)). The LTIP permits the grant of share options and shares to its employees for up to an additional 230,000 shares. Grant prices of stock options are equal to the fair market value of the underlying stock on the date of grant. Options are exercisable during the continued employment of the optionee but not for a period greater than ten years and not for a period greater than one year after termination of employment; they generally become exercisable at the rate of one-third each year from the date of grant. For awards granted prior to 2006, the optionee may exercise any option in full in the event of retirement or disability after at least ten years of service with the Company and after attaining age 55. For awards granted in 2006 and after, the optionee must be 63 years of age, with ten years of service, and must be an employee on December 31 in order to be eligible to fully exercise an award upon retirement or disability.

The Company valued stock options granted in 2006 using a binomial lattice valuation model which necessitates the development of certain key assumptions. The volatility factor was estimated based on the Company’s historical volatility over the contractual term of the options. The Company also used historical data to derive the option’s expected life and employee forfeiture rates within the valuation model. The risk-free interest rate is based on the U. S. Treasury yield curve in effect at the date of grant. The dividend yield is predicated on the current annualized dividend payment and the average stock price over the year prior to the grant date. The weighted-average grant-date fair value of stock options awarded in the first nine months of 2006 ($15.50) was estimated on the date of grant using the following assumptions: risk-free interest rate of 4.4%, dividend yield of 1.4%, volatility of 28%, and an expected life of 6.6 years. The following is a summary of option activity for the first nine months ended September 24, 2006:

(In thousands, except per share amounts)	Shares	Weighted -average exercise price	Weighted-Average Remaining Contractual Term (in years)*	Aggregate Intrinsic Value
Outstanding at December 26, 2005	1,651	$55.36
Granted	559	49.66
Exercised	(22)	24.64
Forfeited or expired	(88)	57.71

Outstanding at September 24, 2006	2,100	$54.07	6.9	$485

Outstanding at September 24, 2006 less estimated forfeitures	2,051	$54.06	6.9	$485

Exercisable at September 24, 2006	1,255	$53.65	5.5	$485

*	Excludes 2,400 options which are exercisable during the lifetime of the optionee and 66,800 options which are exercisable during the continued employment of the optionee and for a three-year period thereafter

The total intrinsic value of options exercised during the first nine months of 2006 was $0.4 million; cash received from these options exercised was approximately $0.6 million. The actual tax benefit realized from option exercise of share-based payment arrangements totaled $0.2 million for the first nine months of 2006.

Certain executives are eligible for Performance Accelerated Restricted Stock (PARS), which vests over a ten-year period. If certain earnings targets are achieved (as defined in the plan) vesting may accelerate to either a three, five or seven-year period. The recipient of PARS must remain employed by the Company during the vesting period. PARS is awarded at the fair value of Class A shares on the date of the grant. Prior to 2006, unearned compensation related to PARS was recorded at the date of the grant based on the market value of the shares and was shown as a separate component of stockholders’ equity. With the adoption of Statement 123(R), unearned compensation is recorded on a net basis in the line item “Additional paid-in capital.” PARS expense continues to be recognized based upon expectations of meeting pre-set performance targets. At December 25, 2005, there were 470,200 shares with a weighted-average grant-date fair value of $56.25 outstanding. No additional shares were granted or forfeited during the first nine months of 2006.

As of September 24, 2006, there was $13.5 million of total unrecognized compensation cost related to PARS under the Performance Plan; that cost is expected to be recognized over a weighted-average period of approximately 5.4 years.

14. The closing price of the Company’s investment in NTN Buzztime, Inc. (NTN) was below its carrying value at the end of the third quarter of 2006. The price of this publicly traded company has fluctuated significantly since it fell below in the third quarter of 2005; however as of the end of the third quarter of 2006 the Company had an accumulated unrealized loss, net of tax, of approximately $1.3 million included in other comprehensive income, related to this investment. Based on discussions with NTN management, NTN’s positive cash flow and earnings trends for the last several quarters, and a review of third-party analyst reports, the Company does not believe this decline in value is permanent. The Company continues to monitor the situation.

15. In September 2006, the FASB issued Statement No. 158 – Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB statements No. 87, 88, 106, and 132(R). The objective of FAS 158 is to require that the funded status of defined benefit pension and other postretirement benefit plans (measured as the difference between the fair value of plan assets and the benefit obligation) be recognized on the balance sheet as a net asset or net liability. While the basic approach for measuring the amount of annual net benefit cost included in earnings remains unchanged, unrecognized prior-service costs and unrecognized actuarial losses will be moved into the balance sheet (net of tax) as part of the accumulated other comprehensive income section of stockholders’ equity. Additionally, new disclosures are required describing the anticipated effect of recognized actuarial gains and losses and prior service costs in the upcoming year’s net periodic benefit cost. This statement is required to be applied prospectively beginning with the Company’s fiscal 2006 year-end financial statements. The Company is reviewing the final standard to determine all of its implications.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertain Tax Positions – an interpretation of FASB Statement No. 109. This interpretation requires that income tax positions recognized in an entity’s tax returns have a more-likely-than-not chance of being sustained prior to recording the related tax benefit in the financial statements. Tax benefits would be derecognized if information became available which indicated that it was more-likely-than-not that the position would not be sustained. The interpretation is effective at the beginning of fiscal 2007. The Company is completing its review of the interpretation but based on a preliminary evaluation, the Company does not expect it will have a material impact on its financial statements at the time of adoption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Media General is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, television stations and interactive media.

The Company’s fiscal year ends on the last Sunday in December.

RESULTS OF OPERATIONS

In order to present meaningful comparative results, several items warrant separate attention. First, in the second quarter of 2006, the Company announced plans to divest four of its CBS-affiliated television stations which resulted in separate transactions to three different buyers. The first transaction, which included the sale of KWCH in Wichita, Kansas (and its three satellites), was completed effective the last day of the Company’s third quarter and resulted in an after-tax gain of $15.6 million. The other two transactions, which included the sale of WIAT in Birmingham, Alabama, WDEF in Chattanooga, Tennessee, and KIMT in Mason City, Iowa, were consummated in the fourth quarter, but resulted in after-tax estimated losses totaling $3.8 million being recorded in the third quarter as their carrying values exceeded their fair values less the costs to sell in each instance. Cumulatively, these three transactions resulted in a net gain of $11.8 million being recorded in the third quarter of 2006. The results of KWCH, WIAT, WDEF and KIMT (as well as their associated web sites) have been presented as discontinued operations in the accompanying consolidated balance sheets and statements of operations for all periods presented. See Note 4 for a full discussion of the Company’s divestitures. For purposes of the remainder of this analysis, discontinued operations have been excluded from the discussion.

Second, at the beginning of 2006’s third quarter, the Company acquired four NBC owned and operated television stations in the following cities: Raleigh, North Carolina; Columbus, Ohio; Birmingham, Alabama; and Providence, Rhode Island. They are all strong stations (in the top three in each of their respective markets) with attractive growth opportunities. As with most media acquisitions, this acquisition will not be accretive to earnings in the first several years due primarily to non-cash amortization and depreciation expense. However, despite being early in the integration process, these properties have made solid third quarter revenue and operating profit contributions. The Company expects they will continue to enhance the Broadcast Division’s revenue growth, segment cash flow, and operating margins, as well as contribute to its position of strength in the Southeast and broaden the Company’s audience and revenue share outside of the Southeast in the growing markets of Columbus and Providence. See Note 3 for a complete discussion of the Company’s newly acquired NBC-affiliated television stations.

Third, results for 2005 included an accounting change due to the adoption of EITF Topic D-108, which resulted in a charge of $325.5 million; see Note 7 for a full discussion of this accounting change which requires the use of a direct method for valuing all acquired assets other than goodwill.

Fourth and finally, 2005’s second quarter and year-to-date results were positively impacted by an after-tax gain of $19.4 million ($0.81 per diluted share) attributable to the Company’s sale of its 20% interest in Denver Newspapers, Inc. (“Denver”, parent company of The Denver Post) to Media News Group, Inc.

Excluding the Denver gain, income from continuing operations before the cumulative effect of the change in accounting principle declined $2.2 million and $4.5 million in the third quarter and first nine months of 2006, respectively, as compared to the prior year. These decreases were the product of several opposing factors in both the quarter and year-to-date periods. In the quarter, a $9.9 million increase in Broadcast operating income (which included $6 million of newly acquired NBC operating profits) and a $2.6 million rise in SP Newsprint’s results (as higher newsprint selling prices more than offset increased energy and raw material costs), were unable to offset increased expenses largely related to the NBC acquisition; these expenses included a $9.7 million increase in interest expense, due predominantly to increased debt, and an 18.3% rise in intangibles amortization. The first nine months of the year told a similar story as a $10.2 million increase in Broadcast operating income (again, including $6 million of NBC operating profit) and a $6.2 million rise in SP Newsprint’s results, were unable to offset a $10.5 million increase in interest expense and an 8.9% increase in intangibles amortization, again predominantly NBC-acquisition related. Third quarter weakness in Publishing advertising revenues as well as higher divisional expenses throughout 2006, translated into a 12% and 6% decrease in Publishing Division operating profits in the quarter and year to date. Also negatively impacting results was $1.4 million and $4.6 million of non-cash stock option expense recorded in 2006’s third quarter and first nine months, respectively, as a result of the required adoption of Statement 123(R) (discussed more fully below).

In January 2006, the Company adopted Statement 123(R), Share-Based Payment, under which share-based transactions are accounted for using a fair-value-based method to recognize non-cash compensation expense. Prior to adoption, the Company’s stock-based compensation plans were accounted for in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, under which stock options were valued using the Black-Scholes option-pricing model. The Company adopted Statement 123(R) using the modified prospective method, at which time it also switched to using a binomial lattice model to value its stock options. Under this model, the Company estimated its volatility factor based on its historical volatility over the contractual term of the options using historical data to derive the option’s expected life and employee forfeiture rates. In the third quarter and first nine months of 2006, the Company recognized compensation expense of $1.4 million and $4.6 million, respectively, ($.9 million and $2.9 million after taxes) related to stock options as a result of adopting Statement 123(R); the Company expects to recognize a similar quarterly amount in the fourth quarter of 2006. As of September 24, 2006, there was $7.2 million of total unrecognized cost related to employee stock options and $13.5 million of total unrecognized cost related to Performance Accelerated Restricted Shares which are expected to be recognized over a weighted-average period of 2 years and 5.4 years, respectively. Results for prior periods have not been restated. See Note 13 for a complete discussion on the adoption of this standard.

PUBLISHING

Excluding the Denver gain, operating income for the Publishing Division was down $3.3 million in the third quarter and $5.4 million in the first nine months of 2006 as compared to prior-year equivalent periods. In the quarter, revenue dropped $1.2 million as expense grew by $2.1 million; in the year to date, a $7.9 million increase in revenues was more than offset by a $13.1 million rise in operating expenses. As shown in the following chart, third-quarter advertising revenues struggled to reach a level similar to that of the prior year’s equivalent quarter. Retail advertising posted moderate advances as revenue associated with new products and services gained strength. Conversely, National labored due to weak advertising in the telecommunications category, while Classified advertising softened as increased real estate was unable to offset weak employment and automotive advertising. In the year to date, Classified and Retail revenues posted solid gains, while National revenues were soft. Improved Classified revenues accounted for almost 90% of total advertising growth due primarily to robust real estate advertising. Retail advertising improvement reflected new revenue initiatives and consistent growth in several categories, particularly home improvement. Circulation revenues fell below the prior-year level, due to a change in wholesale rates to independent carriers in some markets, for which there was a corresponding expense decrease, as well as to volume declines.

Publishing Division operating expenses increased 1.8% and 3.8% in the third quarter and first nine months of this year over the equivalent prior-year periods. As the year has progressed, the Division has implemented cost containment measures. For example, compensation and benefits cost only rose 1% in the quarter and 2.7% in the first nine months of the year; these increases would have been larger (due to normal salary increases and higher retirement plan expenses), but for the Division’s effort to not fill open positions or to hold them open longer. The Division has also been faced with higher newsprint expense. Newsprint expense was up 4.7% in the year to date, despite favorable consumption, as average newsprint prices increased $82 per short ton from the year-ago period. In the quarter, newsprint expense decreased (by 1%) for the first time since the end of 2002, as an 11.8% reduction in consumption more than offset a $67 per short ton increase in average newsprint price. Additionally, bad debt expense rose notably in both the quarter and first nine months of the year as 2006 collections have proven more challenging than 2005 and depreciation and amortization expense rose 6.1% in the quarter and 8.3% in the year to date as a result of a new printing facility and a new advertising system as well as reducing web-widths on printing presses.

BROADCAST

The third quarter includes results of the four NBC television stations which the Company acquired on the first day of the quarter. These stations contributed $24.4 million in revenues and $6 million in operating profits to the Broadcast Division. As their integration into the Division’s existing framework progresses, the Company looks forward to their continued growth and future contributions. For purposes of the remainder of this discussion and the chart presented below, results from the acquired stations and discontinued operations are excluded.

Compared to the equivalent prior-year periods, Broadcast operating income increased $3.9 million in the third quarter and $4.2 million in the year to date. Robust advertising time sales, driven predominantly by a surge in Political advertising, significantly outpaced higher operating expenses. As illustrated in the chart below, advertising revenues were up in all categories for both periods presented with the exception of Local revenues in the third quarter; restrained automotive advertising was the culprit. However, year-to-date Local advertising was able to overcome weakness in the automotive category due to strong services, telecommunications and furniture advertising. In the quarter, improved National time sales were aided by strength in the automotive and services categories; in the year to date, National revenues remain solid on thriving advertising in the telecommunications and services categories. Political advertising revenues were by far the largest contributor to the 9.3% and 6.8% increase in overall advertising time sales in the quarter and year to date; third-quarter campaign spending was in full throttle for gubernatorial, Senate, and state and local races in this election year.

Broadcast operating expenses increased $1.2 million and $5.3 million in the third quarter and first nine months of this year as compared to the equivalent 2005 periods. The primary factor driving these increases was higher employee compensation and benefit costs which grew approximately 3% in the third quarter and year to date due to merit pay raises and increased sales commissions associated with new business. Programming costs were up 12.6% and 4.6% in the quarter and year-to-date, with the majority of the increase occurring in the third quarter due to higher syndication costs. Additionally, the Division has essentially completed its conversion project to broadcast high definition television; this translated into increased depreciation on the new equipment and higher electricity cost associated with operating the new transmitters.

INTERACTIVE MEDIA

The third quarter purchase of the four NBC television stations included their related website operations; these websites, associated with each respective NBC station, produced revenues of $.5 million and operating profits of $.1 million in the quarter. For purposes of the remainder of this discussion and the chart presented below, results from the acquired websites and discontinued operations are excluded.

The Interactive Media Division (IMD) reduced its operating loss by 39% in the third quarter and 20% in the year to date from the equivalent 2005 periods; results of the websites associated with newspapers and television stations as a group improved 29% in the quarter and 45% in the first nine months of 2006. The Company also incurred operating losses, both in the quarter and year to date, building its advergaming business that was purchased in the third quarter of 2005. Including this business, divisional revenues grew by 30% in the current quarter and 33% in the first nine months of 2006 (approximately 25% at the newspaper and broadcast website group) with a significant portion of this divisional revenue growth coming from Classified advertising as upsell arrangements and other classified products continued to flourish. Under these arrangements, customers pay an additional fee to have their classified advertisement placed online simultaneously with its publication in the newspaper. While Classified advertising remains the largest source of divisional revenue, National and Local advertising also made solid contributions as exhibited in the following chart.

IMD’s operating expenses were higher by $1.2 million in the quarter and $4.3 million in the year to date, predominantly the result of increased employee compensation and benefits expense due to sales positions being filled, additional sales-related commissions and annual salary increases. Additionally, higher costs were incurred as the Division builds up its advergaming business through additional employees as well as investment in its infrastructure.

The Interactive Media Division remains focused on expanding product offerings, securing and retaining high-quality personnel, driving revenue growth with innovative products and services, and enhancing content and design across all the Company’s online enterprises. During the third quarter of 2005, the Company purchased Blockdot, Inc., a leading advergaming and game development firm. The addition of Blockdot enhances the Division’s ability to provide cutting-edge products and innovative services. The Division’s performance continues to progress as demonstrated by increases of approximately 50% in operating profit this quarter over 2005’s equivalent quarter at the Company’s two largest online enterprises, TBO.com and TimesDispatch.com. Several of the Division’s smaller online enterprises also demonstrated profitability this quarter and many continue to close in on that goal.

INTEREST EXPENSE

Interest expense increased $9.7 million and $10.5 million in the quarter and year to date from the equivalent year-ago periods due primarily to a quarterly and year-to-date increase in average debt outstanding of $593 million and $159 million due to additional borrowings associated with the acquisition of the four NBC stations. An increase in the Company’s average effective rate of 45 basis points in the third quarter and 85 basis points in the year to date as a result of year-over-year changes in LIBOR (which influences interest rates on the Company’s revolving credit facility) also contributed to the rise in interest expense.

In the third quarter of 2006, the Company entered into three interest rate swaps (where it pays a fixed rate and receives a floating rate) to manage interest cost and cash flows associated with variable interest rates, primarily short-term changes in LIBOR, not to trade such instruments for profit or loss. These interest rate swaps are cash flow hedges with notional amounts totaling $300 million and maturities of either three or five years. Changes in cash flows of the interest rate swaps offset changes in the interest payments on the Company’s $300 million bank term loan. These swaps effectively convert the Company’s variable rate bank term loan to fixed rate debt with a weighted average interest rate approximating 6.4% at September 24, 2006.

INCOME TAXES

The Company’s effective tax rate on income from continuing operations before cumulative effect of change in accounting principle was approximately 38% in both the current and prior-year quarters, and was approximately 37.5% in the year to date as compared to approximately 38.5% in the equivalent 2005 period. The reduced year-to-date tax rate was primarily due to increased fuel credits generated by SP Newsprint as well as the absence of the Denver gain which had a relatively higher effective rate.

LIQUIDITY

Net cash generated from operating and financing activities in the first nine months of 2006 enabled the Company to purchase four NBC-affiliated television stations and a small weekly newspaper for $611 million and to make capital expenditures of $69.7 million. Additionally, the Company made a $15 million contribution to its retirement plan during the first quarter and has paid dividends to stockholders of $15.9 million.

The Company has in place a $1 billion revolving credit facility and entered into a $300 million variable bank term loan facility in the third quarter of 2006 (together the “Facilities”). The term loan is with essentially the same syndicate of banks that provides its revolving credit facility and has the same limited covenants. The Company drew down the full bank term loan and paid off its $200 million senior notes which matured on September 1, 2006; the remainder was used to pay down revolver debt. At the end of the third quarter, there were borrowings of $665 million outstanding under the revolving credit facilities and $300 million under the bank term loan. The Facilities have both interest coverage and leverage ratio covenants. These covenants, which involve debt levels, interest expense, and EBITDA (a measure of cash earnings as defined in the revolving credit agreement), can affect the Company’s maximum borrowing capacity under the Facilities. The Company was in compliance with all covenants at quarter-end and expects to remain in compliance with them going forward. The Company believes that internally generated funds provided by operations, together with the unused portion of the Facilities, provide flexibility to manage working capital needs, pay dividends, finance capital expenditures, make pension plan contributions and take advantage of new strategic opportunities.

OUTLOOK

The Company anticipates improved year-over-year fourth-quarter results from all of its segments as a 53rd week bolsters results. With the integration of the NBC stations and the continued outpouring of Political advertising dollars, the Broadcast Division is expected to produce considerable fourth-quarter profit improvement. Before the close of 2006, the Interactive Media Division remains cautiously optimistic that its newspaper and broadcast website group will achieve its first profitable interim period since its inception in 2001; it expects to become cash-flow positive by the end of 2006, representing yet another significant milestone in the Division’s progress. Additionally, this year’s higher newsprint prices have and will continue to favorably impact the Company’s share of SP Newsprint’s results and is expected to produce significant quarter-over-quarter improvement, despite the tempering impact of energy costs. Interest expense is anticipated to rise due to the additional borrowings from third quarter acquisitions.

The Company continues to monitor developments at the Federal Communications Commission (FCC) including its commencement of proceedings on the ownership of broadcast television stations and newspapers in the same market. Resolution of this matter will take some time, and while this process continues, the Company has sought license renewals and waivers from the FCC for several of its television stations where cross-ownership remains an issue under old regulations.

* * * * * *

Certain statements in this quarterly report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to accounting estimates and assumptions, the impact of new accounting standards, expectations regarding acquisitions and dispositions, the Internet, newsprint prices, energy costs, general advertising levels, political advertising levels and the effects of changes to FCC regulations. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends” “projects,” “plans” and similar words, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

Some significant factors that could affect actual results include: changes in advertising demand, interest rates or energy prices, the availability and pricing of newsprint, changes to pending accounting standards, health care cost trends, a natural disaster, the performance of pension plan assets, the integration of acquisitions, and regulatory rulings and laws.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Annual Report on Form 10-K for the year ended December 25, 2005, details our disclosures about market risk. As of September 24, 2006, there have been no material changes in the Company’s market risk from December 25, 2005.

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

During the first nine months of 2006, the Company installed an integrated advertising and billing system at its two largest Publishing operations which will upgrade information system capabilities, improve business processes and expand customer service opportunities. In addition to these objectives, the new system will result in enhanced internal controls. Eventually, the new system will be used to manage advertising processes for all of the Company’s newspapers and online operations and will be rolled out during the 2006 to 2008 timeframe. During this period, the Company will phase in various changes in processes and procedures and perform additional control activities to ensure that effective internal control over financial reporting is maintained. At the beginning of the third quarter of 2006, the Company completed the acquisition of four television stations owned and operated by NBC Universal and is integrating these stations into its control environment.

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

MEDIA GENERAL, INC.

DATE: November 3, 2006	/s/ Marshall N. Morton
Marshall N. Morton
President and Chief Executive Officer

DATE: November 3, 2006	/s/ John A. Schauss
John A. Schauss
Vice President - Finance and Chief Financial Officer