Form 10-K
period 2006-12-31
MEDIA GENERAL INC
filed 2007-02-27
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of voting and non-voting stock held by nonaffiliates of the registrant, based upon the closing price of the Company’s Class A Common Stock as reported on the New York Stock Exchange, as of June 25, 2006, was approximately $901,500,000.

The number of shares of Class A Common Stock outstanding on February 4, 2007, was 23,569,884. The number of shares of Class B Common Stock outstanding on February 4, 2007, was 555,992.

The Company makes available on its website, www.mediageneral.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as soon as reasonably practicable after being electronically filed with the Securities and Exchange Commission.

Part I, Part II and Part III incorporate information by reference from the Annual Report to Stockholders for the year ended December 31, 2006. Part III also incorporates information by reference from the proxy statement for the Annual Meeting of Stockholders to be held on April 26, 2007.

Index to Media General, Inc.

Annual Report on Form 10-K for the Year Ended December 31, 2006

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

The Company owns 25 daily newspapers and more than 150 other publications, as well as 23 (21 southeastern) television stations. The Company also operates more than 75 online enterprises. In recent years the Company has placed significant emphasis on convergence. Convergence combines the unique strengths of newspapers, television, and the Internet to enable the Company to better gather and present news and information to its readers, viewers, and users and on behalf of its advertisers. These efforts were initiated in the Tampa market, where The Tampa Tribune, WFLA-TV and TBO.com share the Company’s News Center facility and work side by side to provide the most comprehensive news, information and entertainment in that market. The success of this initial venture led the Company to introduce convergence to five additional markets in the Southeast where it operates newspapers, television stations, and websites in contiguous regions.

In June 2003, the Federal Communications Commission (FCC) issued new media ownership regulations affecting, among other things, common ownership of a newspaper and a television station in the same market and the ownership of two or more television stations in a single market. Those new regulations, which replaced older regulations, subsequently were stayed by an appellate court and remanded to the FCC which is currently conducting a review of its existing media ownership regulations. The Company believes the old ownership regulations, which date from 1975 (and the revised rules to a lesser degree), are ill-advised, do not reflect current marketplace realities and infringe on the Company’s First Amendment and other rights. The Company would like to expand its convergence opportunities in the Southeast; these opportunities could be affected by the further actions of the FCC, the courts or Congress.

Industry Segments

The Company operates in three significant industry segments. For financial information related to these segments see pages 41 and 42 of the 2006 Annual Report to Stockholders, which are incorporated herein by reference. These segments are Publishing, Broadcast, and Interactive Media. Additional information related to each of the Company’s significant industry segments is included below.

Publishing Business

At December 31, 2006, the Company’s wholly owned publishing operations included daily and Sunday newspapers in Virginia, North Carolina, South Carolina, Alabama, and Florida. Combined average paid circulation for these newspapers in 2006 was as follows (in thousands):

Newspaper Location	Daily	Sunday	Weekly
Virginia	346	390	47
Florida	234	309	1
North Carolina	163	175	7
Alabama	47	49	4
South Carolina	31	34	8

Total	821	957	67

The newspaper publishing industry in the United States is comprised of hundreds of public and private companies ranging from large national and regional companies, publishing multiple newspapers across many states, to small privately held companies publishing one newspaper in one locality. The Company is one of the largest publicly held newspaper publishing companies in the United States based on circulation and publishes more daily newspapers in the Southeast than any other company. Moreover, the Company is third in total circulation in its chosen southeastern area of focus, with its publications reaching over one million households across the Southeast every week.

All of the Company’s newspapers compete for circulation and advertising with other newspapers published nationally and in nearby cities and towns and for advertising with magazines, radio, broadcast and cable television, the Internet and other promotional media. All of the newspapers compete for circulation principally on the basis of content, quality of service and price.

The primary raw material used by the Company in its publishing operations is newsprint, which is purchased at market prices from various Canadian and United States sources, including SP Newsprint Company (SPNC), in which the Company owns a one-third equity interest. SPNC has mills in Dublin, Georgia, and Newberg, Oregon, with a combined annual capacity in excess of one million short tons. The publishing operations of the Company consumed approximately 123,000 short tons of newsprint in 2006. Management of the Company believes that sources of supply under existing arrangements, including a commitment to purchase 40,000 short tons from SPNC, will be adequate in 2007.

In June 2005, the Company sold its 20% ownership in The Denver Post Company (Denver), parent company of the Denver Post, to MediaNews Group, Inc. For additional information regarding the sale, see page 39 of the Annual Report to Stockholders.

Broadcast Business

The Broadcast Television Division operates 23 network-affiliated television stations in the United States. The following table sets forth certain information on each of these stations:

Station Location and Affiliation	National Market Rank (a)	Station Rank (a) *	Audience % Share (a) *	Expiration Date of FCC License (b)	Expiration Date of Network Agreement
WFLA-TV NBC (c)	12	1	11%	02/01/05	01/01/12
Tampa, FL

WNCN-TV NBC (c)	29	3	6%	12/01/12	01/01/12
Raleigh-Durham, NC

WCMH-TV NBC (c)	32	2	11%	10/01/13	01/01/12
Columbus, OH

WSPA-TV CBS	36	1	13%	12/01/04	06/30/15
Greenville, SC
Spartanburg, SC
Satellite:
WNEG-TV,				04/01/05	06/30/15
Toccoa, GA

WYCW-TV CW	36	5	2%	12/01/04	09/17/12
Asheville, NC

WVTM-TV NBC (c)	40	4	8%	04/01/13	01/01/12
Birmingham, AL

Station Location and Affiliation	National Market Rank (a)	Station Rank (a) *	Audience % Share (a) *	Expiration Date of FCC License (b)	Expiration Date of Network Agreement
WCWJ-TV CW	50	5	4%	02/01/13	09/17/12
Jacksonville, FL

WJAR-TV NBC (c)	51	1	16%	04/01/07	01/01/12
Providence, RI

WKRG-TV CBS	59	1	14%	04/01/13	04/02/15
Mobile, AL
Pensacola, FL

WTVQ-TV ABC	63	3	9%	08/01/05	06/30/14
Lexington, KY

WSLS-TV NBC	68	2	13%	10/01/04	01/01/12
Roanoke, VA

WJTV-TV CBS	87	1	18%	06/01/05	12/31/14
Jackson, MS

WJHL-TV CBS	92	2	17%	08/01/05	12/31/14
Johnson City, TN

WSAV-TV NBC (d)	97	2	10%	04/01/13	01/01/12
Savannah, GA

WCBD-TV NBC (e)	100	2	13%	12/01/04	01/01/12
Charleston, SC

WBTW-TV CBS (d)	105	1	22%	12/01/04	06/30/15
Myrtle Beach/Florence, SC

WNCT-TV CBS (e)	107	1	18%	12/01/04	12/31/14
Greenville, NC

WJBF-TV ABC	114	2	16%	04/01/13	06/30/14
Augusta, GA

WRBL-TV CBS	128	2	14%	04/01/05	03/31/15
Columbus, GA

WMBB-TV ABC	156	2	14%	02/01/05	06/30/14
Panama City, FL

WHLT-TV CBS	165	2	7%	06/01/05	08/31/15
Hattiesburg, MS

KALB-TV NBC (f)	179	1	25%	06/01/05	01/01/12
Alexandria, LA

(a)	Source: November 2006 Nielsen Media Research.
(b)	Television broadcast licenses are granted for maximum terms of eight years and are subject to renewal upon application to the FCC; the Company filed applications for renewal of all television station licenses in a timely manner prior to the applicable expiration dates. Refer to “Risk Factors” for further discussion of the FCC license renewal process.
(c)	Station also holds a digital affiliation with NBC Weather Plus Network that expires on 1/1/12.
(d)	Station also holds a digital affiliation with MyNetworkTV that expires on 9/17/11.
(e)	Station also holds a digital affiliation with CW PLUS Network that expires on 9/4/11.
(f)	Station also holds a digital affiliation with CBS that expires on 12/31/09.
*	Sign-On to Sign-Off Households.

The primary source of revenues for the Company’s television stations is the sale of time to national and local advertisers and political candidates. Additionally, the Company’s Professional Communications Systems operating unit derives revenue from the sale and integration of broadcast equipment to third parties including other broadcasters, corporate and governmental enterprises, and colleges and universities.

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

In the third quarter of 2006, the Company acquired four NBC stations; WNCN in Raleigh, North Carolina, WCMH in Columbus, Ohio, WJAR in Providence, Rhode Island and WVTM in Birmingham, Alabama. In the third and fourth quarters of 2006, the Company sold four CBS stations; KWCH in Wichita, Kansas, and its three satellites, WIAT in Birmingham, Alabama, KIMT in Mason City, Iowa, and WDEF in Chattanooga, Tennessee. For additional information regarding the acquisition and dispositions, see pages 37 and 38 of the Annual Report to Stockholders.

The television broadcast industry has largely implemented the transition from analog to digital technology in accordance with a mandated conversion timetable established by the Communications Act and the FCC. In February 2006, President Bush signed into law the Digital Television Transition and Public Safety Act setting February 17, 2009, as the deadline for completion of the transition from analog to digital television broadcasting. The law requires the FCC to terminate the licenses for all full-power analog television stations on February 18, 2009. The Company’s television stations, with the exception of its satellite stations, have already transitioned to digital technology. The Company expects to achieve full compliance by the FCC mandated deadline.

In teractive Media Business

The Interactive Media Division (IMD), which was launched in January 2001, operates in conjunction with the Publishing and Broadcast Divisions to provide online news, information and entertainment to its customers without geographic restrictions. The Division is comprised of more than 75 interactive enterprises, as well as minority investments in two companies. In July 2005, the Division acquired Blockdot, Inc., a Dallas-based advergaming and game development firm. In July 2006, the Division began to operate four television websites through the acquisition of the related stations by the Broadcast Division. The Division focuses on the following areas of the interactive business: improving content, driving viewership, and increasing advertising and game production revenue. As the Internet is both a medium and a marketplace, direct online sales are increasing because of expanded viewership and enhanced content. This increasing popularity has enabled the Division to attain consistent profitability since 2004 at TBO.com and TimesDispatch.com, the Company’s two largest websites. The Division’s Northern Virginia and Charlottesville online enterprises have been profitable since 2005.

Among the online enterprises included in the Interactive Media Division, each of the Company’s daily newspapers and television stations is affiliated with a website featuring content complementary to but increasingly more expansive than its published products or its television offerings. Online revenues are derived primarily from advertising, which includes various classified products as well as banner and sponsorship advertisements. The most successful revenue initiatives have involved classified products placed on the Company’s websites; these products represent just over one-half of the Division’s revenues in 2006. The majority of these revenues are derived from upsell arrangements which have been successfully rolled-out to all markets. Under these upsell arrangements, customers pay an additional fee to have their classified advertisement placed online simultaneously with its publication in the newspaper.

In December 2006, the Company entered into a strategic alliance with Yahoo! Inc., joining a national consortium of over 200 newspapers to deliver classified advertising to consumers. The Division is currently working with Yahoo! to transition the online career sections of its 25 daily newspapers to a Yahoo!HotJobs-driven platform. Once the system becomes fully operational, the Division anticipates that all career-related advertising sold through its daily newspaper websites will also be posted on Yahoo!HotJobs, which will give the ads increased visibility to career seekers across the country.

The Company’s online enterprises compete for advertising, as well as for users’ discretionary time, against newspapers, magazines, radio, broadcast and cable television, other websites and other promotional media. These websites compete for users principally on the basis of content relevance and accessibility, and for advertisers primarily on viewer demographics and the innovative means in which advertising is delivered. Blockdot, through its advergaming production, also competes for advertising by providing major consumer product brands a unique method to deliver their message.

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

The Company’s two largest industry segments, Publishing and Broadcast, operate in mature businesses. Today’s “on demand” culture has shifted consumers’ historical newspaper reading and television viewing behaviors, particularly among younger segments of the population. As a result, the Company’s revenues are being challenged by new, often-times Internet-based, competitors who have differing business models. Additionally, the shift in consumer behaviors has the potential to modify the terms and conditions of future network affiliation agreements. The Company’s future success is dependent upon its ability to evolve and adapt its Publishing and Broadcast operations to this changing business environment, and to ensure the continued growth of its Interactive Media businesses.

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

The Company operates newspaper-television combinations pursuant to a temporary FCC exemption in the following television markets: Columbus, Georgia; Florence – Myrtle Beach, South Carolina; Panama City, Florida; and Tri-Cities (Tennessee and Virginia). The Company has petitioned the FCC to grant permanent waivers or extended temporary waivers permitting the continued operation of these combinations.

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

The Company has a funded, qualified non-contributory defined benefit retirement plan which covers substantially all employees hired before January 1, 2007, and non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage available to certain executives. There is also an unfunded plan that provides certain health and life insurance benefits to retired employees who were hired prior to 1992. Two significant elements in determining pension income or pension expense are the expected return on plan assets and the discount rate used in projecting benefit obligations. Large declines in the stock market and lower rates of return could increase the Company’s expense and cause additional cash contributions to the pension plan. The Company mitigated this risk by freezing the service accrual in the defined benefit retirement plan effective January 1, 2007.

The Company currently anticipates that the annual growth rate in the per capita costs of covered health care benefits will decrease gradually between 2007 and 2013; however should the actual growth rate deviate significantly from this assumption, the Company’s postretirement obligations could increase.

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

The headquarters buildings of Media General, Inc., and the Richmond Times-Dispatch are adjacent to one another in Richmond, Virginia. The Company includes in its results the Variable Interest Entity (VIE) that owns both of these buildings; the Company has an option to own these buildings outright and currently anticipates exercising this option when the VIE matures in March 2007. The Company owns a third adjacent building which houses the Interactive Media Division’s and Broadcast Division’s management. The Richmond newspaper is printed at a production and distribution facility in Hanover County, Virginia, near Richmond. The Company owns eight other daily newspapers in Virginia, all of which are printed in or around their respective cities at production and distribution facilities. The Tampa, Florida, newspaper is located in a single unit production plant and office building. The headquarters of the Company’s Brooksville and Sebring, Florida, daily newspapers are located on leased property in their respective cities. The Winston-Salem newspaper is headquartered in one facility in downtown Winston-Salem; its newspaper is printed at a nearby production and distribution facility. The remaining twelve daily newspapers (seven in North Carolina, three in Alabama, and one each in South Carolina and Florida) are printed at production and distribution facilities located in or around their respective cities. The Company owns substantially all of its newspaper production equipment, production buildings and the land where these production facilities reside.

The Company’s broadcast television station, WFLA-TV in Tampa, Florida, occupies its headquarters and studio building; the Company includes in its results the VIE that owns this building and has an option to own the building outright and currently anticipates exercising this option when the VIE matures in March 2007. This building adjoins The Tampa Tribune. This structure also serves as a multimedia news center where efforts are combined and information is shared among The Tampa Tribune, WFLA-TV and TBO.com.

The Company’s 23 television stations are located in 12 states (ten southeastern) as follows: four in Georgia; three each in Florida, North Carolina, and South Carolina; two each in Alabama and Mississippi; and one each in Kentucky, Louisiana, Ohio, Rhode Island, Tennessee, and Virginia. Substantially all of the television stations are located on land owned by the Company. Eleven stations own their tower and the land, six stations own their tower but lease the land, four stations participate in 50/50 partnerships that own both the tower and the land or own the tower but lease the land, and two stations lease space on towers.

The Interactive Media Division primarily operates out of and in conjunction with the Publishing and Broadcast properties.

The Company considers all of its properties, together with the related machinery and equipment contained therein, to be well maintained, in good operating condition, and adequate for its present needs. The Company continually evaluates future needs and from time-to-time will undertake significant projects to replace or upgrade facilities. New facilities in Bristol, Virginia and Opelika, Alabama were put in service in 2006. Projects in Lynchburg, Virginia and Myrtle Beach, South Carolina are expected to be completed by early 2008.

Item 3.	Legal Proceedings

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

Name	Age	Position and Office	Year First Took Office*
J. Stewart Bryan III	68	Chairman	1985

Marshall N. Morton	61	President and Chief Executive Officer	1989

O. Reid Ashe, Jr.	58	Executive Vice President and Chief Operating Officer	2001

H. Graham Woodlief, Jr.	62	Vice President, President of Publishing Division	1989

James A. Zimmerman	60	Vice President, President of Broadcast Division	2001

Neal F. Fondren	48	Vice President, President of Interactive Media Division	2001

Stephen Y. Dickinson	61	Controller and Chief Accounting Officer	1989

George L. Mahoney	54	Vice President, General Counsel and Secretary	1993

Lou Anne J. Nabhan	52	Vice President, Corporate Communications	2001

John A. Schauss	51	Vice President -Finance and Chief Financial Officer	2001

James F. Woodward	47	Vice President, Human Resources	2005

*	The year indicated is the year in which the officer first assumed an office with the Company.

Officers of the Company are elected at the Annual Meeting of the Board of Directors to serve, unless sooner removed, until the next Annual Meeting of the Board of Directors and/or until their successors are duly elected and qualified.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The following graph, which is being furnished pursuant to Item 201 of Regulation S-K, shows the cumulative total Stockholder return on the Company’s Class A Stock over the last five fiscal years as compared to the returns of the Standard & Poor’s (S&P) Publishing Index, and the New York Stock Exchange (NYSE) Market Index. The graph assumes $100 was invested on December 28, 2001, in the Company’s Class A Stock, the S&P Publishing Index and the NYSE Market Index and also assumes reinvestment of dividends.

Reference is also made to page 52 of the 2006 Annual Report to Stockholders, which is incorporated herein by reference, for the other information required by this item.

Item 6.	Selected Financial Data

Reference is made to page 53 of the 2006 Annual Report to Stockholders, which is incorporated herein by reference, for information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to pages 21 through 27 of the 2006 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Reference is made to pages 26, 36, and 40 of the 2006 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.

Item 8.	Financial Statements and Supplementary Data

Consolidated financial statements of the Company as of December 31, 2006, and December 25, 2005, and for each of the three fiscal years in the period ended December 31, 2006, and the independent registered public accounting firm’s report thereon, as well as the Company’s unaudited quarterly financial data for the fiscal years ended December 31, 2006, and December 25, 2005, are incorporated herein by reference from the 2006 Annual Report to Stockholders pages 30 through 52.

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

The Company’s attestation report on internal control over financial reporting as of December 31, 2006, and the independent registered public accounting firm’s report on internal control over financial reporting as of December 31, 2006, are incorporated herein by reference from the 2006 Annual Report to Stockholders pages 28 and 29.

During 2006, the Company installed an integrated advertising and billing system at its two largest Publishing operations which upgraded information system capabilities, improved business processes and expanded customer service opportunities. In addition, the new system resulted in enhanced internal controls. Eventually, the new system will be used to manage advertising processes for all of the Company’s newspapers and online operations and will be rolled out over the 2007 and 2008 timeframe. During this period, the Company will phase in various changes in processes and procedures and perform additional control activities to ensure that effective internal control over financial reporting is maintained.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 26, 2007, with respect to directors, executive officers, Code of Business Conduct and Ethics, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, except as to certain information regarding executive officers included in Part I.

Item 11.	Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 26, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 26, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 26, 2007.

Item 14.	Principal Accounting Fees and Services

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 26, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. and 2. Financial Statement Schedules

The financial statements and schedules listed in the accompanying index to financial statements and financial schedules are filed as part of this annual report.

3.	Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of this annual report.

Index to Financial Statements and Financial Statement Schedules - Item 15(a)

	Form 10-K	Annual Report to Stockholders
Media General, Inc. (Registrant)
Report of management on Media General, Inc.’s internal control over financial reporting		28
Report of independent registered public accounting firm on internal control over financial reporting		29
Report of independent registered public accounting firm		30
Consolidated statements of operations for the fiscal years ended December 31, 2006, December 25, 2005, and December 26, 2004		31
Consolidated balance sheets at December 31, 2006, and December 25, 2005		32-33
Consolidated statements of stockholders’ equity for the fiscal years ended December 31, 2006, December 25, 2005, and December 26, 2004		34
Consolidated statements of cash flows for the fiscal years ended December 31, 2006, December 25, 2005, and December 26, 2004		35
Notes 1 through 11 to the consolidated financial statements		36-51
Schedule:
II - Valuation and qualifying accounts and reserves for the fiscal years ended December 31, 2006, December 25, 2005, and December 26, 2004	13

Schedules other than Schedule II, listed above, are omitted since they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

The consolidated financial statements of Media General, Inc. listed in the above index which are included in the Annual Report to Stockholders of Media General, Inc., for the fiscal year ended December 31, 2006, are incorporated herein by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Parts I, II and III, the 2006 Annual Report to Stockholders is not deemed filed as part of this report.

Media General, Inc.

Schedule II - Valuation and Qualifying Accounts and Reserves

Fiscal Years Ended December 31, 2006, December 25, 2005, and December 26, 2004

	Balance at Beginning of period (a)	Additions charged to expense-net (a)	Deductions Net (a)	Transfers (b)	Balance at end of period (a)
2006
Allowance for doubtful accounts	$5,890,578	$5,857,075	$(5,521,306)	$341,665	$6,568,012

2005
Allowance for doubtful accounts	$5,798,156	$6,026,776	$(5,949,876)	$15,522	$5,890,578

2004
Allowance for doubtful accounts	$6,671,400	$4,496,313	$(5,369,557)	$—	$5,798,156

(a)	Amounts presented for continuing operations for all periods.
(b)	Amounts associated with acquisitions of businesses.

Index to Exhibits

Exhibit Number	Description
2.1	Stock and Asset Purchase Agreement, dated April 6, 2006, by and among Outlet Broadcasting, Inc., NBC Sub (WCMH), LLC, Birmingham Broadcasting (WVTM-TV), Inc., NBC WVTM License Company, NBC WNCN License Company, NBC WCMH License Company, NBC WJAR License Company, NBC Universal, Inc., and Media General, Inc., incorporated by reference to Exhibit 2.1 of Form 8-K filed on April 10, 2006.

2.2	First Amendment, dated June 26, 2006, to Stock and Asset Purchase Agreement dated April 6, 2006, by and among Outlet Broadcasting, Inc., NBC Sub (WCMH), LLC, Birmingham Broadcasting (WVTM-TV), Inc., NBC WVTM License Company, NBC WNCN License Company, NBC WCMH License Company, NBC WJAR License Company, NBC Universal, Inc., and Media General, Inc., incorporated by reference to Exhibit 2.1 of Form 8-K filed on June 27, 2006.

3(i)	Articles of Incorporation of Media General, Inc., amended and restated as of May 28, 2004, incorporated by reference to Exhibit 3(i) of Form 10-Q for the fiscal period ended June 27, 2004.

3(ii)	Bylaws of Media General, Inc., amended and restated as of May 28, 2004, incorporated by reference to Exhibit 3(ii) of Form 10-Q for the fiscal period ended June 27, 2004.

10.1	Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 2.2 of Registration Statement 2-56905.

10.2	Additional Form of Option to be granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 2 to Post-Effective Amendment No. 3 Registration Statement 2-56905.

10.3	Addendum dated January 1984, to Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.13 of Form 10-K for the fiscal year ended December 31, 1983.

10.4	Addendum dated June 19, 1992, to Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.15 of Form 10-K for the fiscal year ended December 27, 1992.

10.5	Addendum dated June 19, 1992, to Form of Option granted under the 1987 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.20 of Form 10-K for the fiscal year ended December 27, 1992.

10.6	Shareholders Agreement, dated May 28, 1987, between Mary Tennant Bryan, Florence Bryan Wisner, J. Stewart Bryan III, and as trustees under D. Tennant Bryan Media Trust, and Media General, Inc., D. Tennant Bryan and J. Stewart Bryan III, incorporated by reference to Exhibit 10.50 of Form 10-K for the fiscal year ended December 31, 1987.

10.7	Media General, Inc., Supplemental 401(K) Plan, amended and restated as of April 29, 2004, incorporated by reference to Exhibit 10.7 of Form 10-K for the fiscal year ended December 26, 2004.

10.8	Media General, Inc., Executive Supplemental Retirement Plan, amended and restated as of November 24, 2003, incorporated by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended December 28, 2003.

10.9	Deferred Income Plan for Selected Key Executives of Media General, Inc., and form of Deferred Compensation Agreement thereunder dated as of December 1, 1984, incorporated by reference to Exhibit 10.29 of Form 10-K for the fiscal year ended December 31, 1989.

10.10	Media General, Inc., Management Performance Award Program, adopted November 16, 1990, and effective January 1, 1991, incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended December 29, 1991.

10.11	Media General, Inc., Deferred Compensation Plan, amended and restated as of January 1, 1999, incorporated by reference to Exhibit 4.3 of Registration Statement 333-69527.

10.12	Media General, Inc., ERISA Excess Benefits Plan, amended and restated as of November 17, 1994, incorporated by reference to Exhibit 10.33 of Form 10-K for the fiscal year ended December 25, 1994.

10.13	Media General, Inc., 1995 Long-Term Incentive Plan, amended and restated as of May 18, 2001, incorporated by reference to Appendix B of the Proxy Statement dated April 2, 2001.

10.14	Media General, Inc., 1996 Employee Non-Qualified Stock Option Plan, amended as of December 31, 2001, incorporated by reference to Exhibit 10.14 of Form 10-K for the fiscal year ended December 26, 2004.

10.15	Media General, Inc., 1997 Employee Restricted Stock Plan, amended as of December 31, 2001, incorporated by reference to Exhibit 10.15 of Form 10-K for the fiscal year ended December 26, 2004.

10.16	Media General, Inc., Directors’ Deferred Compensation Plan, amended and restated as of November 16, 2001, incorporated by reference to Exhibit 10.16 of Form 10-K for the fiscal year ended December 26, 2004.

10.17	Form of an executive life insurance agreement between the Company and certain executive officers, incorporated by reference to exhibit 10.17 of Form 10-K for the fiscal year ended December 29, 2002.

10.18	Media General, Inc., Executive Automobile Program, incorporated by reference to Exhibit 10.18 of Form 10-K for the fiscal year ended December 26, 2004.

10.19	Media General, Inc., Executive Financial Planning and Income Tax Program, amended and restated as of October 16, 2005, incorporated by reference to Exhibit 10.19 of Form 10-K for the fiscal year ended December 25, 2005.

10.20	Media General, Inc., Executive Health Program adopted November 22, 2004, incorporated by reference to Exhibit 10.20 of Form 10-K for the fiscal year ended December 26, 2004.

10.21	Media General, Inc., Stock Appreciation Rights Plan adopted January 31, 2007, incorporated by reference to Exhibit 10.01 of Form 8-K filed on February 5, 2007.

10.22	Media General, Inc., Form of Stock Appreciation Rights Agreement (select executives) granted under Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.02 of Form 8-K filed on February 5, 2007.

10.23	Media General, Inc., Form of Stock Appreciation Rights Agreement (other recipients) granted under Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.03 of Form 8-K filed on February 5, 2007.

10.24	Amended and Restated Partnership Agreement, dated November 1, 1987, by and among Virginia Paper Manufacturing Corp., KR Newsprint Company, Inc., and CEI Newsprint, Inc., incorporated by reference to Exhibit 10.31 of Form 10-K for the fiscal year ended December 31, 1987.

10.25	Amended and Restated Umbrella Agreement, dated November 1, 1987, by and among Media General, Inc., Knight - Ridder, Inc., and Cox Enterprises, Inc., incorporated by reference to Exhibit 10.34 of Form 10-K for the fiscal year ended December 31, 1987.

10.26	Amended Newsprint Purchase Contract, dated November 1, 1987, by and among Southeast Paper Manufacturing Co., Media General, Inc., Knight-Ridder, Inc., and Cox Enterprises, Inc., incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended December 31, 1987.

10.27	Television affiliation letter agreement, dated April 16, 2001, between Media General Broadcast Group and the NBC Television Network incorporated by reference to Exhibit 10.24 of Form 10-K for the fiscal year ended December 30, 2001.

10.28	Amended and Restated Credit Agreement, dated March 14, 2005, among Media General, Inc., and various lenders, incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 14, 2005.

10.29	First Amendment to Amended and Restated Credit Agreement, dated May 31, 2006, among Media General, Inc., and various lenders, incorporated by reference to Exhibit 10 of Form 8-K filed on June 12, 2006.

10.30	Credit Agreement, dated August 8, 2006, among Media General, Inc., and various lenders, incorporated by reference to Exhibit 10 of Form 8-K filed on August 10, 2006.

13	Media General, Inc., Annual Report to Stockholders for the fiscal year ended December 31, 2006.

21	List of subsidiaries of the registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

Note: Exhibits 10.1-10.23 are management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA GENERAL, INC.

Date: February 27, 2007

/s/ Marshall N. Morton
Marshall N. Morton, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Stewart Bryan III J. Stewart Bryan	Chairman	February 27, 2007

/s/ O. Reid Ashe, Jr. O. Reid Ashe, Jr.	Executive Vice President, Chief Operating Officer and Director	February 27, 2007

/s/ John A. Schauss John A. Schauss	Vice President – Finance and Chief Financial Officer	February 27, 2007

/s/ Stephen Y. Dickinson Stephen Y. Dickinson	Controller and Chief Accounting Officer	February 27, 2007

/s/ Diana F. Cantor Diana F. Cantor	Director	February 27, 2007

/s/ Charles A. Davis Charles A. Davis	Director	February 27, 2007

/s/ Thompson L. Rankin Thompson L. Rankin	Director	February 27, 2007

/s/ Rodney A. Smolla Rodney A. Smolla	Director	February 27, 2007

/s/ Walter E. Williams Walter E. Williams	Director	February 27, 2007

/s/ Coleman Wortham III Coleman Wortham III	Director	February 27, 2007