Form 10-Q
period 2007-04-01
MEDIA GENERAL INC
filed 2007-05-10
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 6, 2007.

Class A Common shares:	22,071,726
Class B Common shares:	555,992

MEDIA GENERAL, INC.

FORM 10-Q REPORT

April 1, 2007

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(000's except shares)

	(Unaudited) April 1, 2007
		December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$14,867	$11,930
Accounts receivable - net	127,004	139,538
Inventories	9,294	9,650
Other	47,175	41,630

Total current assets	198,340	202,748

Investments in unconsolidated affiliates	82,553	84,854

Other assets	69,541	71,117

Property, plant and equipment - net	494,768	490,049

Excess of cost over fair value of net identifiable assets of acquired businesses - net	936,523	935,023

FCC licenses and other intangibles - net	716,963	721,437

	$2,498,688	$2,505,228

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(000's except shares)

	(Unaudited) April 1, 2007
		December 31, 2006
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$26,188	$34,292
Accrued expenses and other liabilities	88,449	92,712
Income taxes payable	—	4,516

Total current liabilities	114,637	131,520

Long-term debt	929,000	916,320

Deferred income taxes	277,278	281,670

Other liabilities and deferred credits	255,980	238,358

Stockholders' equity:
Preferred stock ($5 cumulative convertible), par value $5 per share, authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued
23,571,610 and 23,556,472 shares	117,858	117,782
Class B, authorized 600,000 shares; issued
555,992 shares	2,780	2,780
Additional paid-in capital	57,119	55,173
Accumulated other comprehensive loss	(111,808)	(111,248)
Retained earnings	855,844	872,873

Total stockholders' equity	921,793	937,360

	$2,498,688	$2,505,228

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(000's except for per share data)

	Three Months Ended
	April 1, 2007	March 26, 2006
Revenues	$230,354	$217,443
Operating costs:
Production	109,704	96,119
Selling, general and administrative	93,339	85,649
Depreciation and amortization	20,623	17,006

Total operating costs	223,666	198,774

Operating income	6,688	18,669

Other income (expense):
Interest expense	(14,974)	(7,542)
Investment income (loss) - unconsolidated affiliates	(2,301)	331
Other, net	392	303

Total other expense	(16,883)	(6,908)

Income (loss) from continuing operations before income taxes	(10,195)	11,761
Income taxes	(3,691)	4,422

Income (loss) from continuing operations	(6,504)	7,339
Discontinued operations	—	(672)

Net income (loss)	$(6,504)	$6,667

Earnings (loss) per common share:
Income (loss) from continuing operations	$(0.27)	$0.31
Discontinued operations	—	(0.03)

Net income (loss)	$(0.27)	$0.28

Earnings (loss) per common share - assuming dilution:
Income (loss) from continuing operations	$(0.27)	$0.31
Discontinued operations	—	(0.03)

Net income (loss)	$(0.27)	$0.28

Dividends paid per common share	$0.23	$0.22

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(000's)

	Three Months Ended
	April 1, 2007	March 26, 2006
Operating activities:
Net income (loss)	$(6,504)	$6,667
Adjustments to reconcile net income (loss):
Depreciation and amortization	20,623	18,761
Deferred income taxes	2,623	3,878
Investment loss (income) - unconsolidated affiliates	2,301	(331)
Change in assets and liabilities:
Retirement plan contribution	—	(15,000)
Accounts receivable and inventories	12,939	9,608
Accounts payable, accrued expenses, and other liabilities	(11,036)	(892)
Income taxes refundable	(12,879)	(1,264)
Retirement plan accrual	2,000	4,978
Other	1,038	960

Net cash provided by operating activities	11,105	27,365

Investing activities:
Capital expenditures	(19,491)	(18,727)
Purchase of business	(1,922)	—
Other, net	5,629	—

Net cash used by investing activities	(15,784)	(18,727)

Financing activities:
Increase in debt	207,500	88,500
Payment of debt	(194,820)	(96,494)
Dividends paid	(5,549)	(5,293)
Other, net	485	434

Net cash provided (used) by financing activities	7,616	(12,853)

Net increase (decrease) in cash and cash equivalents	2,937	(4,215)
Cash and cash equivalents at beginning of period	11,930	14,979

Cash and cash equivalents at end of period	$14,867	$10,764

See accompanying notes.

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included.

2. Inventories are principally raw materials (primarily newsprint).

3. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007. This interpretation requires that income tax positions have a more-likely-than-not chance of being sustained prior to recording the related tax benefit in the financial statements. Tax benefits are to be recognized if information becomes available which indicates that it is more-likely-than-not that the position will be sustained. As a result of the implementation of FIN 48, the Company recognized an approximate $4.9 million net increase in the liability for uncertain tax positions, which was accounted for as a reduction to retained earnings as of January 1, 2007.

As of January 1, 2007, the balance of the liability for uncertain tax positions was approximately $12 million (net of approximately $5.3 million of federal tax benefit), all of which would impact the effective tax rate if the underlying issues were sustained or favorably resolved. The Company recognizes interest and penalties accrued in connection with the liability for uncertain tax positions as income tax expense in accordance with the provisions of FIN 48. As of January 1, 2007, the liability for uncertain tax positions included approximately $4.1 million of estimated interest and penalties.

For federal tax purposes the Company’s tax returns have been audited through 2003 and remain subject to audit for years 2004 and forward. The Company has various state income tax examinations ongoing and at varying stages of completion, but generally its state income tax returns have been audited or closed to audit through 2003.

There have been no events since the adoption of FIN 48 that have had a material impact on the liability of uncertain tax positions.

4. The following table sets forth the Company’s current and prior-year financial performance by segment:

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total
Three Months Ended April 1, 2007
Consolidated revenues	$139,742	$84,285	$8,007	$(1,680)	$230,354

Segment operating cash flow	$25,305	$15,625	$(158)		$40,772
Depreciation and amortization	(6,451)	(7,549)	(445)		(14,445)

Segment profit (loss)	$18,854	$8,076	$(603)		26,327

Unallocated amounts:
Interest expense					(14,974)
Equity in net loss of unconsolidated affiliates					(2,301)
Acquisition intangibles amortization					(4,883)
Corporate expense					(10,255)
Other					(4,109)

Consolidated income (loss) before income taxes					$(10,195)

Three Months Ended March 26, 2006
Consolidated revenues	$148,163	$64,586	$6,176	$(1,482)	$217,443

Segment operating cash flow	$33,702	$17,002	$(549)		$50,155
Depreciation and amortization	(6,255)	(4,910)	(363)		(11,528)

Segment profit (loss)	$27,447	$12,092	$(912)		38,627

Unallocated amounts:
Interest expense					(7,542)
Equity in net income of unconsolidated affiliates					331
Acquisition intangibles amortization					(4,164)
Corporate expense					(10,683)
Other					(4,808)

Consolidated income from continuing operations before income taxes					$11,761

5. The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Quarter Ended April 1, 2007			Quarter Ended March 26, 2006
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Income (loss) from continuing operations available to common stockholders	$(6,504)	23,655	$(0.27)	$7,339	23,588	$0.31

Effect of dilutive securities
Restricted stock and other	—	—		(8)	223

Diluted EPS
Income (loss) from continuing operations available to common stockholders plus assumed conversions	$(6,504)	23,655	$(0.27)	$7,331	23,811	$0.31

6. The following table provides the components of net periodic employee benefits expense for the Company’s benefit plans for the first quarter of 2007 and 2006:

	Pension Benefits		Other Benefits
(In thousands)	April 1, 2007	March 26, 2006	April 1, 2007	March 26, 2006
Service cost	$500	$3,875	$150	$75
Interest cost	6,500	6,175	725	450
Expected return on plan assets	(6,200)	(6,250)	—	—
Amortization of prior-service cost	—	50	400	125
Amortization of net loss	2,400	2,500	—	—

Net periodic benefit cost	$3,200	$6,350	$1,275	$650

7. The Company’s comprehensive income (loss) consisted of the following:

	Quarter Ended
(In thousands)	April 1, 2007	March 26, 2006
Net income (loss)	$(6,504)	$6,667
Unrealized (loss) gain on derivative contracts
(net of deferred taxes)	(108)	532
Unrealized holding loss on equity securities
(net of deferred taxes)	(452)	(226)

Comprehensive income (loss)	$(7,064)	$6,973

8. The Company has historically issued stock options and Performance Accelerated Restricted Stock (PARS) under its Long-Term Incentive Plan (LTIP) to certain key employees. At the Company’s 2006 Annual Meeting, amendments, including one allowing for additional shares to be made available future awards, were not approved. Consequently, the Company did not grant additional stock options or PARS in the first quarter of 2007. The Company plans to resume this practice in 2008 after amendments to the LTIP (including allowing that additional shares be made available for future awards) were approved at the 2007 Annual Stockholder

Meeting; In the first quarter of 2007 in order to maintain long-term compensation objectives for key employees, the Board adopted the Stock Appreciation Rights (SAR) Plan and approved grants of individual awards there under on January 31, 2007.

A SAR, which is settled in cash and also is designed to help align key employees’ interests with those of the Company’s stockholders, provides the grantee the ability to benefit from appreciation in the value of the Company’s Class A Common Stock. The amount realized upon exercise of a SAR is the difference between the fair market value of Class A Common Stock on the date of grant and the fair market value of Class A Common Stock on the date of exercise, subject to a maximum increase in value (100% for awards granted in 2007). SARs vest ratably over a three-year period from the date of grant and have a maximum five-year term. SARs vest immediately upon the grantee’s death or disability during employment or upon retirement after age 63 with 10 years of service provided that the grantee is employed on December 31 of the year in which the SAR was granted. Upon termination of employment, the grantee has up to 12 months thereafter to exercise any vested SAR.

The Company granted 512,600 SARs in the first quarter of 2007 at a grant-date fair value of $8.79 using a binomial lattice valuation model. Each quarter, the Company records compensation expense ratably over the service period and adjusts for changes in the fair value of SARs, thereby making the expense associated with SARS highly variable. The Company recognized approximately $0.4 million of non-cash compensation expense related to SARs in first quarter of 2007. This compensation expense was included on the “Selling, general and administrative” line of the Consolidated Condensed Statement of Operations. Based on the fair value of SARS at April 1, 2007, there was $3 million of total unrecognized compensation cost related to SARs, which is expected to be recognized over a weighted-average period of approximately 2.8 years. The Company believes that the issuance of stock options and PARS provides for less volatility and better aligns the interests of its stockholders and employees than SARS awards; therefore, the Company does not anticipate authorizing further SARS awards provided adequate stock options remain available.

9. During the first quarter of 2007, the Company purchased certain properties that it had been leasing from Variable Interest Entities (VIEs) using excess capacity under its revolving credit facility to repay the VIE’s debt upon its maturity. Prior to the purchase, the Company consolidated the VIEs which have now been dissolved.

10. The Company completed the acquisition of four NBC owned and operated television stations in the third quarter of 2006 for $609 million, including transaction costs. This transaction was accounted for as a purchase and has been included in the Company’s consolidated results of operations since its date of acquisition. The stations acquired were WNCN in Raleigh, North Carolina, WCMH in Columbus, Ohio, WVTM in Birmingham, Alabama, and WJAR in Providence, Rhode Island.

In the second half of 2006, the Company sold KWCH in Wichita, Kansas (including that station’s three satellites), WIAT in Birmingham, Alabama, WDEF in Chattanooga, Tennessee, and KIMT in Mason City, Iowa, to three different buyers. Gross proceeds from the divestures were $135 million, including working capital. The results of these stations as well as their associated web sites have been presented as discontinued operations in the accompanying consolidated condensed statements of operations for the quarter ended March 26, 2006 as follows: revenues of $9 million; costs and expense of $7.9 million; income before income taxes $1.1 million; income taxes of $.4 million; loss from discontinued operations of $.7 million.

11. Subsequent to the close of the first quarter of 2007, the Company entered into an accelerated share repurchase program with Goldman, Sachs & Co. Under this program, Goldman delivered 1.5 million shares to the Company which were retired. Goldman borrowed the shares which were delivered and systematically will purchase the same number of shares in the open market by December 31, 2007. The Program is subject to a price adjustment at completion (which may be settled in shares or cash at the Company’s option) when the company may receive, or be required to pay, a price adjustment based on weighted-average prices as defined in the agreement with Goldman. The Company borrowed approximately $57 million under its revolving credit agreement to fund the share repurchase.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Media General is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, television stations and interactive media.

The Company's fiscal year ends on the last Sunday in December.

RESULTS OF OPERATIONS

Two significant events occurred in the latter half of 2006 which merit separate mention at the forefront of this discussion. First, the Company sold four of its CBS-affiliated television stations which caused their results to be reported as discontinued operations for all periods presented in 2006. Second, the Company acquired four NBC television stations. Results of the discontinued operations of the CBS stations are excluded throughout the remainder of this report. Results of the acquired NBC stations are discussed, but are excluded for comparative purposes unless otherwise noted.

The Company recorded a net loss of $6.5 million in the first quarter of 2007, as compared to income from continuing operations of $7.3 million in the first quarter of 2006. This $13.8 million year-over-year disparity was the result of several converging factors. With the exception of the Interactive Media Division, divisional results were hampered by the sluggish pace of economic growth nationwide, which directly influences advertiser spending. Publishing Division results were down 31% (including pretax charges of approximately $1 million for severance costs related to staff reductions at the Company’s Tampa publishing operations), while Broadcast divisional results suffered a 33% decline. Additionally, interest expense was almost double the level of the prior year due primarily to additional borrowings associated with the acquisition of the NBC stations. SP Newsprint’s results in the quarter declined from income of $.2 million in 2006 to a loss of $1.5 million in the current quarter; this decrease was driven by lower newsprint selling prices and higher raw material costs.

PUBLISHING

Despite successful cost containment measures, operating income for the Publishing Division decreased $8.6 million in the first quarter of 2007 from the comparable 2006 period due almost completely to an $8.4 million decline in revenues. As shown in the following chart, Classified advertising suffered the brunt of the revenue decline as employment, automotive and real estate advertising fell at virtually all locations. The Tampa Tribune contributed over 90% of the Classified decrease as the Company’s largest market (the Tampa Bay area) was hit especially hard by a downturn in Florida’s economy. National revenues also struggled in the Tampa market on weakness in the automotive and travel categories. Retail revenues grew moderately, mostly reflecting the introduction of new products and stronger preprint revenues.

As mentioned, the revenue decline in the first quarter of 2007 was most pronounced at The Tampa Tribune, and the Company has reacted by implementing an aggressive plan to align expenses with that market’s revenue environment. Cost reductions will be achieved by consolidating certain functions and outsourcing others, resulting in the elimination of over 100 positions. The Division’s 2007 first quarter results include pretax charges of approximately $1 million for severance costs related to these staff reductions. In addition, the paper plans to aggressively manage its discretionary spending as well as to reduce its page width which will lower newsprint expense.

Excluding the aforementioned Tampa severance costs, Publishing Division operating expenses decreased $.8 million in the first quarter of this year over the equivalent prior-year period primarily due to lower newsprint expense. Reduced newsprint consumption as a result of switching to lighter weight newsprint, concerted conservation efforts and decreased circulation volumes contributed $1.8 million in savings, while lower average newsprint prices of $6 per short ton supplied another $.4 million in savings. Partially offsetting lower newsprint costs was a 7.4% increase in benefits expense for the quarter due primarily to higher health care and life insurance costs.

BROADCAST

Broadcast results for 2007 included the four NBC stations which the Company acquired in the second half of 2006. These stations contributed almost $20 million in revenues in the first quarter, but posted a combined $1.3 million operating loss. After a strong initial six months driven by outstanding Political revenues, the Providence, Rhode Island and Columbus, Ohio markets in particular, have been weaker than expected. The Company is focusing on the integration of these stations into its existing framework, which includes sales training and tools that have historically enabled the Company to consistently outperform industry average time sales. Plans have been completed which will facilitate performance and enable these stations to reach their full potential. For purposes of the remainder of this discussion and for the chart that follows, results of the acquired stations as well as discontinued operations are excluded.

Broadcast operating income decreased $2.7 million in the first quarter of this year compared to the first three months of 2006 due primarily to a $2.5 million rise in expenses. As illustrated by the following chart, year-over-year movement in all advertising time sale categories was minimal. A 3% rise in National time sales (driven by strength in the telecommunications category), was virtually offset by a 1% decrease in Local time sales as automotive advertisers continued to restrain their spending. Political advertising was minimal in the first quarter for both 2007 and 2006. The absence of the Winter Olympics, which was broadcast on the Company’s five NBC stations in 2006, also impeded the Division’s ability to grow quarterly revenues.

The Broadcast Division’s $2.5 million increase in operating expenses in the first quarter of this year over the equivalent quarter in 2006 was predominantly due to higher employee compensation and benefit costs which grew approximately 7% due to higher commissions, merit pay raises and increased health care costs. As the Division is virtually complete with its government-mandated conversion to broadcast high definition television, higher depreciation costs on the new equipment as well as increased electricity costs associated with operating the new transmitters and other digital equipment has resulted.

INTERACTIVE MEDIA

The 2006 purchase of the four NBC television stations included their associated websites. Expenses at these websites outpaced their $.3 million revenue contribution in the first quarter of 2007, resulting in a $.3 million operating loss. For purposes of the discussion below and for the chart that follows, results from both the acquired NBC websites as well as the discontinued CBS website operations are excluded.

The Interactive Media Division (IMD) reduced its first quarter operating loss by more than 65% due primarily to Blockdot, the Company’s advergaming business, which improved from an operating loss in the first quarter of 2006 to producing operating income in 2007 (a $.8 million year-over-year improvement). IMD Revenues grew by more than 25% with more than half of that amount coming from Blockdot as revenues from its advergaming business more than tripled. The remaining divisional revenue growth resulted from a 45% increase in Local online advertising as banners and sponsorships continued to grow and from a 34% rise in National/Regional online revenues as emergent relationships with an expanding network of national agencies translated into more advertisers. Classified advertising, which has historically produced double-digit quarterly revenue growth, declined 3% in the first quarter of 2007. Online Classified advertising, where customers pay an additional fee to have their classified advertisement placed online simultaneously with its publication in the newspaper, is directly impacted by Classified performance in the Publishing Division. Despite initial revenues from the Company’s strategic alliance with Yahoo!HotJobs, weak employment advertising volumes in the Company’s newspapers translated into lower online Classified advertising. The following chart illustrates that although Classified advertising remains the Division’s largest source of revenues, Local and National/Regional advertising produced good growth in the first quarter of 2007.

IMD’s operating expenses were higher by $1 million in the quarter, predominantly the result of increased employee compensation and benefits expense due to additional staffing in key areas, additional sales-related commissions (reflective of higher revenues) and annual salary increases.

The Interactive Media Division remains focused on expanding product offerings, securing and retaining talented personnel, driving revenue growth with innovative products and services, and creating a dynamic online presence across all the Company’s online enterprises. The Division continues to seek opportunities to broaden its online product portfolio in an effort to meet the growing needs of its advertisers as demonstrated by the Company’s alliance with Yahoo!HotJobs and a consortium of over 200 newspapers. The Company anticipates the transition from its online Classified career sections at all of its daily newspapers to a Yahoo!HotJobs-driven platform will be fully operational before the end of 2007. Employers and job seekers from across the country will then be able to access state-of-the-art search and targeting tools in a user-friendly platform.

INTEREST EXPENSE

Interest expense increased $7.4 million in the first quarter of 2007 from the prior-year equivalent quarter due to an increase in average debt outstanding of approximately $450 million as a result of additional borrowings associated with the acquisition of the four NBC stations.

In the third quarter of 2006, the Company entered into three interest rate swaps (where it pays a fixed rate and receives a floating rate) to manage interest cost and cash flows associated with variable interest rates, primarily short-term changes in LIBOR, not to trade such instruments for profit or loss. These interest rate swaps are cash flow hedges with notional amounts totaling $300 million and maturities of either three or five years. Changes in cash flows of the interest rate swaps offset changes in the interest payments on the Company’s $300 million bank term loan. These swaps effectively convert the Company’s variable rate bank term loan to fixed rate debt with a weighted average interest rate approximating 6.3% at April 1, 2007.

INCOME TAXES

The Company’s effective tax rate on income from continuing operations was 36.2% in the current quarter as compared to 37.5% in the equivalent prior-year period due primarily to a relatively greater impact of favorable permanent items and credits on lower expected pretax profit in the current year. On January 1, 2007, the Company adopted Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). As a result of the implementation of FIN 48, the Company recognized a $4.9 million net increase in the liability for uncertain tax positions, which was accounted for as a reduction to retained earnings as of January 1, 2007. See Note 3 for further detail regarding the adoption of FIN 48.

LIQUIDITY

Net cash generated from operating activities and from financing activities in the first quarter of 2007 enabled the Company to make capital expenditures of $19.5 million, to pay dividends to stockholders of $5.5 million and to purchase a small weekly newspaper.

The Company has in place a $1 billion revolving credit facility and a $300 million variable-rate bank term loan facility (together the “Facilities”). The term loan is with essentially the same syndicate of banks that provides the Company’s revolving credit facility. Prior to the end of the first quarter in 2007, the Company repaid, at maturity, $95 million in debt that existed as the result of consolidating certain variable interest entities (VIEs) in which the Company had controlling financial interest by virtue of certain real property leases; the Company purchased the facilities by using existing capacity under its revolving credit facility. At the end of the first quarter, there were borrowings of $610 million outstanding under the revolving credit facility and $300 million under the bank term loan. The Facilities have both interest coverage and leverage ratio covenants. These covenants, which involve debt levels, interest expense, and EBITDA (a measure of cash earnings as defined in the revolving credit agreement), can affect the Company’s maximum borrowing capacity under the Facilities. The Company was in compliance with all covenants at quarter-end and expects to remain in compliance with them going forward. The Company believes that internally generated funds provided by operations, together with the unused portion of the Facilities, provide it with significant flexibility to manage working capital needs, pay dividends, finance capital expenditures, repurchase shares, and take advantage of attractive strategic opportunities.

OUTLOOK

The Company remains cautious about the remainder of 2007 given the current economic downturn in the Company’s largest market (Tampa, Florida) and the weakness in newsprint pricing. Although the Company now expects Political advertising in late 2007 to be higher than historic norms for an off-election year, the level of Political revenues will still be well below 2006’s record performance. As mentioned earlier, the Company has already taken steps to align expenses at The Tampa Tribune with that market’s revenue environment. At the Publishing Division, the Company anticipates continued weakness in Classified advertising to be offset by strength in Retail revenues. Lower newsprint prices should benefit the Publishing Division, but result in a loss from the Company’s share of SP Newsprint’s results. The Broadcast Division will focus on the new NBC stations by accelerating their integration into the Division’s existing framework, re-launching the Birmingham station and transitioning to a more dynamic Web-integrated station in Raleigh. The Interactive Media Division will continue to grow revenues and should be profitable for the year. The Company is excited about the possibilities emanating from expanding its relationship with Yahoo! and a consortium that now has more than 250 newspapers. This relationship will combine the strength of the newspapers’ unique local content with the advertising reach, leading technologies and leading global Internet brand of Yahoo!, ultimately resulting in a cutting-edge advertising network.

* * * * * *

Certain statements in this quarterly report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to accounting estimates and assumptions, the impact of new accounting standards, expectations regarding acquisitions and dispositions, the Internet, newsprint prices, energy costs, general advertising levels and political advertising levels. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “plans” and similar words, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

Some significant factors that could affect actual results include: changes in advertising demand, interest rates or energy prices, the availability and pricing of newsprint, changes to pending accounting standards, health care cost trends, a natural disaster, the level of political advertising, the integration of acquisitions, and regulatory rulings and laws.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2006, details our disclosures about market risk. As of April 1, 2007, there have been no material changes in the Company’s market risk from December 31, 2006.

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

MEDIA GENERAL, INC.

DATE: May 10, 2007	/s/ Marshall N. Morton
Marshall N. Morton
President and Chief Executive Officer

DATE: May 10, 2007	/s/ John A. Schauss
John A. Schauss
Vice President - Finance and Chief Financial Officer