Form 10-Q
period 2007-07-01
MEDIA GENERAL INC
filed 2007-08-10
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 5, 2007.

Class A Common shares:	22,065,715
Class B Common shares:	555,992

MEDIA GENERAL, INC.

FORM 10-Q REPORT

July 1, 2007

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s except shares)

	(Unaudited) July 1, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$12,195	$11,930
Accounts receivable—net	131,364	139,538
Inventories	6,917	9,650
Other	43,201	41,630

Total current assets	193,677	202,748

Investments in unconsolidated affiliates	80,255	84,854

Other assets	77,160	71,117

Property, plant and equipment—net	489,523	490,049

Excess of cost over fair value of net identifiable assets of acquired businesses—net	936,523	935,023

FCC licenses and other intangibles—net	712,076	721,437

	$2,489,214	$2,505,228

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s except shares)

	(Unaudited) July 1, 2007	December 31, 2006
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,780	$34,292
Accrued expenses and other liabilities	86,078	92,712
Income taxes payable	—	4,516

Total current liabilities	110,858	131,520

Long-term debt	972,000	916,320
Deferred income taxes	287,992	281,670
Other liabilities and deferred credits	240,354	238,358
Stockholders' equity:
Preferred stock ($5 cumulative convertible), par value $5 per share, authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 22,065,668 and 23,556,472 shares	110,328	117,782
Class B, authorized 600,000 shares; issued 555,992 shares	2,780	2,780
Additional paid-in capital	8,328	55,173
Accumulated other comprehensive loss	(99,266)	(111,248)
Retained earnings	855,840	872,873

Total stockholders' equity	878,010	937,360

	$2,489,214	$2,505,228

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(000’s except for per share data)

	Second Quarter Ended		Six Months Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Revenues	$241,188	$230,058	$471,542	$447,501
Operating costs:
Production	106,926	97,403	216,630	193,521
Selling, general and administrative	88,674	82,981	182,013	168,630
Depreciation and amortization	20,450	17,200	41,073	34,207

Total operating costs	216,050	197,584	439,716	396,358

Operating income	25,138	32,474	31,826	51,143

Other income (expense):
Interest expense	(15,186)	(8,106)	(30,160)	(15,648)
Investment income (loss)—unconsolidated affiliates	(2,305)	4,508	(4,606)	4,839
Other, net	379	162	771	465

Total other expense	(17,112)	(3,436)	(33,995)	(10,344)

Income (loss) from continuing operations before income taxes	8,026	29,038	(2,169)	40,799
Income taxes	2,906	10,776	(785)	15,198

Income (loss) from continuing operations	5,120	18,262	(1,384)	25,601
Discontinued operations	—	1,914	—	1,242

Net income (loss)	$5,120	$20,176	$(1,384)	$26,843

Earnings (loss) per common share:
Income (loss) from continuing operations	$0.23	$0.77	$(0.06)	$1.09
Discontinued operations	—	0.08	—	0.05

Net income (loss)	$0.23	$0.85	$(0.06)	$1.14

Earnings (loss) per common share – assuming dilution:
Income (loss) from continuing operations	$0.22	$0.77	$(0.06)	$1.08
Discontinued operations	—	0.08	—	0.05

Net income (loss)	$0.22	$0.85	$(0.06)	$1.13

Dividends paid per common share	$0.23	$0.22	$0.46	$0.44

See accompanying notes

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(000’s)

	Six Months Ended
	July 1, 2007	June 25, 2006
Operating activities:
Net income (loss)	$(1,384)	$26,843
Adjustments to reconcile net income (loss):
Depreciation and amortization	41,073	35,743
Deferred income taxes	5,748	3,362
Investment loss (income)—unconsolidated affiliates	4,606	(4,839)
Change in assets and liabilities:
Retirement plan contribution	—	(15,000)
Retirement plan accrual	2,806	10,012
Accounts receivable and inventories	10,912	2,429
Accounts payable, accrued expenses, and other liabilities	(9,320)	9,978
Income taxes (refundable) payable	(13,714)	4,920
Other	4,647	(3,606)

Net cash provided by operating activities	45,374	69,842

Investing activities:
Capital expenditures	(37,791)	(44,431)
Purchase of business	(1,952)	—
Other, net	6,285	(701)

Net cash used by investing activities	(33,458)	(45,132)

Financing activities:
Increase in debt	357,000	173,000
Payment of debt	(301,320)	(185,988)
Dividends paid	(10,753)	(10,587)
Stock repurchase	(57,150)	—
Other, net	572	(249)

Net cash used by financing activities	(11,651)	(23,824)

Net increase in cash and cash equivalents	265	886
Cash and cash equivalents at beginning of period	11,930	14,977

Cash and cash equivalents at end of period	$12,195	$15,863

See accompanying notes.

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

4. In the second quarter of 2007, the Company entered into an accelerated share repurchase program with an investment bank. Under this program, the investment bank delivered 1.5 million shares of Class A Common Stock to the Company for approximately $57 million ($38.10 per share). Those shares were immediately retired and accounted for as a reduction of stockholders’ equity. The share repurchase was funded through borrowings under the Company’s existing credit agreements. As part of the transaction, the Company entered into a forward contract with the investment bank. The settlement of the forward contract, which is scheduled to occur no later than December 31, 2007, includes a price adjustment based on the volume weighted-average price of the Company’s Class A Common Stock, as defined in the agreement. At July 1, 2007, the price adjustment that the Company would have received approximated $3.4 million. If obligated to pay an adjustment to the investment bank, the Company may elect to make payment in cash or shares of Class A Common Stock.

5. Prior to the end of 2007’s second quarter, one of three presses at the Company’s Richmond Times-Dispatch printing facility near Richmond, Virginia, caught fire; damage to the remainder of the facility was minimal and the remaining presses were back in operation the next day. The Company has insurance to cover the damage as well as the interruption to its business. The deductible of $100,000 was recorded as an expense in the second quarter. The Company is working with its insurance carrier to determine the extent of the damage; although that process is not complete, the Company expects the claim to be in the tens of millions. The Company anticipates that it will recognize a gain related to this involuntary conversion but is currently unable to estimate its magnitude or timing of the settlement.

6. The Company completed the acquisition of four NBC owned and operated television stations in the third quarter of 2006 for $609 million, including transaction costs. This transaction was accounted for as a purchase and has been included in the Company’s consolidated results of operations since its date of acquisition. The stations acquired were WNCN in Raleigh, North Carolina, WCMH in Columbus, Ohio, WVTM in Birmingham, Alabama, and WJAR in Providence, Rhode Island.

In the second half of 2006, the Company sold KWCH in Wichita, Kansas (including that station’s three satellites), WIAT in Birmingham, Alabama, WDEF in Chattanooga, Tennessee, and KIMT in Mason City, Iowa, to three different buyers. Gross proceeds from the divestures were $135 million, including working capital. The results of these stations as well as their associated web sites have been presented as discontinued operations in the accompanying consolidated condensed statements of operations for the second quarter and six months ended June 25, 2006 as follows:

	Quarter Ended	Six Months Ended
(In thousands )	June 25, 2006	June 25, 2006
Revenues	$11,258	$20,219
Costs and expense	8,202	18,240

Income before income taxes	3,056	1,979
Income taxes	1,142	737

Income from discontinued operations	$1,914	$1,242

7. The following table sets forth the Company’s current and prior-year financial performance by segment:

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total
Three Months Ended July 1, 2007
Consolidated revenues	$136,381	$97,088	$9,450	$(1,731)	$241,188

Segment operating cash flow	$29,014	$27,378	$573		$56,965
Recovery on investment			188		188
Depreciation and amortization	(6,438)	(7,531)	(415)		(14,384)

Segment profit	$22,576	$19,847	$346		42,769

Unallocated amounts:
Interest expense					(15,186)
Equity in net loss of unconsolidated affiliates					(2,305)
Acquisition intangibles amortization					(4,887)
Corporate expense					(10,020)
Other					(2,345)

Consolidated income before income taxes					$8,026

Three Months Ended June 25, 2006
Consolidated revenues	$150,851	$74,345	$6,540	$(1,678)	$230,058

Segment operating cash flow	$38,158	$25,174	$(436)		$62,896
Depreciation and amortization	(6,495)	(4,925)	(362)		(11,782)

Segment profit (loss)	$31,663	$20,249	$(798)		51,114

Unallocated amounts:
Interest expense					(8,106)
Equity in net income of unconsolidated affiliates					4,508
Acquisition intangibles amortization					(4,164)
Corporate expense					(10,729)
Other					(3,585)

Consolidated income from continuingoperations before income taxes					$29,038

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total
Six Months Ended July 1, 2007
Consolidated revenues	$276,123	$181,373	$17,457	$(3,411)	$471,542

Segment operating cash flow	$54,319	$43,003	$415		$97,737
Recovery on investment			188		188
Depreciation and amortization	(12,889)	(15,080)	(860)		(28,829)

Segment profit (loss)	$41,430	$27,923	$(257)		69,096

Unallocated amounts:
Interest expense					(30,160)
Equity in net loss of unconsolidated affiliates					(4,606)
Acquisition intangibles amortization					(9,770)
Corporate expense					(20,275)
Other					(6,454)

Consolidated loss before income taxes					$(2,169)

Six Months Ended June 25, 2006
Consolidated revenues	$299,014	$138,931	$12,716	$(3,160)	$447,501

Segment operating cash flow	$71,860	$42,177	$(985)		$113,052
Depreciation and amortization	(12,750)	(9,836)	(725)		(23,311)

Segment profit (loss)	$59,110	$32,341	$(1,710)		89,741

Unallocated amounts:
Interest expense					(15,648)
Equity in net income of unconsolidated affiliates					4,839
Acquisition intangibles amortization					(8,327)
Corporate expense					(21,412)
Other					(8,394)

Consolidated income from continuingoperations before income taxes					$40,799

8. The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Quarter Ended July 1, 2007			Quarter Ended June 25, 2006
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income from continuing operations available to common stockholders	$5,120	22,637	$0.23	$18,262	23,591	$0.77

Effect of dilutive securities Restricted stock and other	(12)	198		(15)	172

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$5,108	22,835	$0.22	$18,247	23,763	$0.77

	Six Months July 1, 2007			Six Months June 25, 2006
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Income (loss) from continuing operations available to common stockholders	$(1,384)	23,146	$(0.06)	$25,601	23,590	$1.09

Effect of dilutive securities
Restricted stock and other	—	—		(23)	197

Diluted EPS
Income (loss) from continuing operations available to common stockholders plus assumed conversions	$(1,384)	23,146	$(0.06)	$25,578	23,787	$1.08

9. The following tables provide the components of net periodic employee benefits expense for the Company’s benefit plans for the second quarter and first six months of 2007 and 2006:

	Second Quarter
	Pension Benefits		Other Benefits
(In thousands )	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Service cost	$48	$3,567	$95	$65
Interest cost	5,998	6,192	738	569
Expected return on plan assets	(6,204)	(6,341)	—	—
Amortization of prior-service (credit) cost	(28)	(15)	461	286
Amortization of net loss (gain)	1,749	1,689	(53)	—
Curtailment loss	—	497	—	—

Net periodic benefit cost	$1,563	$5,589	$1,241	$920

	Six Months Ended
	Pension Benefits		Other Benefits
(In thousands )	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Service cost	$548	$7,442	$245	$140
Interest cost	12,498	12,367	1,463	1,019
Expected return on plan assets	(12,404)	(12,591)	—	—
Amortization of prior-service (credit) cost	(28)	35	861	411
Amortization of net loss (gain)	4,149	4,189	(53)	—
Curtailment loss	—	497	—	—

Net periodic benefit cost	$4,763	$11,939	$2,516	$1,570

Effective for fiscal 2007, the Company redesigned its defined benefit and defined contribution retirement plans and also added certain new employee benefit programs. The changes included: freezing the service accrual in the defined benefit retirement plan for existing employees (accounting for the year-over-year decrease in net periodic benefit cost shown above), increasing the maximum company match in the 401(k) defined contribution plan to 5% from 4% of an employee’s earnings, adding a profit sharing feature to the 401(k) plan, and establishing new retiree medical savings accounts.

10. The Company’s comprehensive income consisted of the following:

	Quarter Ended		Six Months Ended
(In thousands)	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Net income (loss)	$5,120	$20,176	$(1,384)	$26,843
Unrealized gain on derivative contracts (net of deferred taxes)	3,477	533	3,369	1,065
Change in pension and postretirement (net of deferred taxes)	9,292	24,083	9,292	24,083
Unrealized holding (loss) gain on equity securities (net of deferred taxes)	(226)	123	(679)	(103)

Comprehensive income	$17,663	$44,915	$10,598	$51,888

11. The Company has historically issued stock options and Performance Accelerated Restricted Stock (PARS) under its Long-Term Incentive Plan (LTIP) to certain key employees. At the Company’s 2006 Annual Meeting, amendments, including one allowing for additional shares to be made available for future awards, were not approved. Consequently, the Company did not grant additional stock options or PARS in the first quarter of 2007. The Company plans to resume this practice in 2008 after amendments to the LTIP (including allowing that additional shares be made available for future awards) were approved at the 2007 Annual Stockholder Meeting. In the first quarter of 2007 in order to maintain long-term compensation objectives for key employees, the Board adopted the Stock Appreciation Rights (SAR) Plan and approved grants of individual awards thereunder on January 31, 2007.

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

The Company granted 512,600 SARs in the first quarter of 2007 at a grant-date fair value of $8.79 using a binomial lattice valuation model. Each quarter, the Company records compensation expense ratably over the service period and adjusts for changes in the fair value of SARs, thereby making the expense associated with SARS highly variable. The Company recognized approximately $0.1 million and $0.5 million of non-cash compensation expense related to SARs in the second quarter and first six months of 2007. This compensation expense was included on the “Selling, general and administrative” line of the Consolidated Condensed Statement of Operations. Based on the fair value of SARS at July 1, 2007, there was $1.7 million of total unrecognized compensation cost related to SARs, which is expected to be recognized over a weighted-average period of approximately 2.5 years. The Company believes that the issuance of stock options and PARS provides for less volatility and better aligns the interests of its stockholders and employees than SARS awards; therefore, the Company does not anticipate authorizing further SARS awards provided adequate stock options remain available.

12. During the first quarter of 2007, the Company purchased certain properties that it had been leasing from Variable Interest Entities (VIEs) using excess capacity under its revolving credit facility to repay the VIE’s debt upon its maturity. Prior to the purchase, the Company consolidated the VIEs which have now been dissolved.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Media General is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, television stations and interactive media.

The Company’s fiscal year ends on the last Sunday in December.

RESULTS OF OPERATIONS

Two significant events occurred in the latter half of 2006 which merit separate mention at the forefront of this discussion. First, the Company acquired four NBC television stations. Second, the Company sold four of its CBS-affiliated television stations which caused their results to be reported as discontinued operations for all periods presented in 2006. Results of the discontinued operations of the CBS stations are excluded throughout the remainder of this report. Results of the acquired NBC stations are discussed, but are excluded for comparative purposes unless otherwise noted.

The Company recorded net income of $5.1 million in the second quarter of 2007, as compared to income from continuing operations of $18.3 million (or net income of $20.2 million) in the same quarter of 2006; the first half of 2007 produced a net loss of $1.4 million, as compared to income from continuing operations of $25.6 million (or net income of $26.8 million) in the first six months of 2006. These quarterly and year-over-year declines of $13.2 million and $27 million reflected three overarching factors in both the quarter and year to date: lower Publishing Division profits, higher interest expense and a significant swing in the Company’s share of SP Newsprint’s results from equity income in 2006 to equity losses in 2007. With the exception of the Interactive Media Division (which generated its first profitable quarter from operations during the second quarter), divisional results were hampered by a difficult advertising environment, particularly in Florida. Publishing Division results were down approximately 30% in both the quarter and year to date (including pretax charges of approximately $1 million for severance costs related to staff reductions at the Company’s Tampa publishing operations in the first quarter of 2007), while Broadcast divisional results suffered a 22% decline (excluding the new NBC stations) in both periods as that Division was unable to replace record 2006-levels of Political revenues in this off-election year. Additionally, interest expense was almost double the level of the prior year’s second quarter and first half due primarily to additional borrowings associated with the acquisition of the NBC stations. The Company’s share of SP Newsprint’s results in the second quarter and first half suffered negative swings of $6.9 million and $8.6 million, respectively; the combination of lower newsprint prices and higher raw material costs resulted in equity losses of $2.4 million and $3.9 million in the quarterly and year-to-date periods of 2007. As it announced in May 2007, SP Newsprint is currently undergoing a strategic review, which might include selling the company, in an effort to maximize value to its partners.

PUBLISHING

Operating income for the Publishing Division decreased $9.1 million and $17.7 million in the second quarter and first half of 2007 from the comparable 2006 periods despite successful cost containment measures which helped to mitigate a $14.5 million and $22.9 million decline in revenues in those periods. As shown in the following chart, Classified advertising suffered the largest portion of the revenue decline as employment, automotive and real estate advertising fell at virtually all locations. The Tampa Tribune comprised more than 85% of the Classified reduction as the Company’s largest market (the Tampa Bay area) was hit especially hard by a downturn in Florida’s economy. This year’s unfavorable market conditions in the Tampa Bay region appeared magnified because they followed several years of booming growth in that area. Despite the introduction of several successful new products, Retail revenues were down for the first time since 2004 due to weakness in the home improvement, financial and furniture categories. While the National revenue decline presented in the chart below was less severe than the other advertising categories, the entire decrease was attributable to the current conditions in the Tampa market (driven by weak automotive and travel advertising).

As previously mentioned, the revenue decline in the first half of 2007 was most pronounced at The Tampa Tribune, and the Company reacted by implementing a performance improvement plan to align expenses with that market’s revenue environment. Cost reductions will be achieved by consolidating and centralizing certain functions and outsourcing others, resulting in the elimination of over 100 positions. The Division’s 2007 first-quarter results included pretax charges of approximately $1 million for severance costs related to this realignment. In addition, the paper has implemented several sales initiatives to stimulate Classified advertising sales and continues to aggressively manage its discretionary spending.

Publishing Division operating expenses decreased $5.4 million in the second quarter and $6.2 million in the first half of this year (excluding the aforementioned first-quarter Tampa severance costs) from the equivalent prior-year periods led by lower newsprint expense but also aided by other cost reduction measures. Reduced newsprint consumption as a result of switching to lighter weight newsprint, concerted conservation efforts and decreased advertising and circulation volumes contributed $2.4 million and $4.4 million in savings in the quarter and first half of the year, while lower average newsprint prices of $57 and $31 per short ton supplied another $1.5 million and $1.7 million in savings for the equivalent periods. Employee benefits and compensation costs were also below the prior-year level, particularly in the second quarter, due in large part to lower advertising commissions, open positions, and to a lesser degree, the performance improvement program in Tampa which resulted in reduced salary costs

BROADCAST

Broadcast results for 2007 included the four NBC stations which the Company acquired at the beginning of the third quarter of 2006. These stations contributed over $24 million and $44 million in revenues in the second quarter and first half of the year, and posted a combined $4.2 million and $2.8 million in operating profits. After a strong initial six months of ownership driven by outstanding 2006 Political revenues, the Providence, Rhode Island and Columbus, Ohio markets in particular, have been weaker than expected. The Company is focusing on the integration of these stations into its existing framework, which includes sales training and tools that have historically enabled the Company to consistently outperform industry average time sales. Initiatives aimed at facilitating enhanced performance and enabling these stations to reach their full potential are taking root as evidenced by a $5.5 million improvement in results from these four stations from a loss in the first quarter of 2007 to operating profit of $4.2 million in the second quarter of this year. For purposes of the remainder of this discussion and for the chart that follows, results of the acquired stations as well as discontinued operations are excluded.

Broadcast operating income decreased $4.6 million and $7.2 million in the second quarter and first six months of this year as compared to the equivalent periods of 2006 due primarily to lower Political revenues in the quarter combined with a $3 million and $5.5 million rise in expenses in the quarter and year to date. As illustrated by the following chart, Local and National time sale changes were moderate, while Political advertising tumbled, as expected, from the prior year. A slight decrease in Local revenues (perpetuated by restrained automotive spending as dealers remain cautious), was more than offset by a modest rise in National time sales (driven by strength in the telecommunications category). There was no surprise surrounding the 75% and 67% quarterly and year-to-date decline in Political time sales in this off-election year; political revenues generated from 2007 gubernatorial races and issue advertising curbed what could have been an even larger descent from the prior year.

The Broadcast Division’s advertising sales outperformed that of the industry for the first six months of the year. According to the Television Bureau of Advertising (a not-for-profit trade association of America’s broadcast television industry), time sales across the broadcast industry (including Political revenues in either the National or Local ad category, as appropriate) have declined 4.3% through May 2007 as compared to the Division’s smaller 1.5% decrease. Industry national time sales were down 5.8%, while the Division posted a 1.1% increase; industry local time sales declined 3.4% as compared to the Division’s lesser 3% drop.

The Broadcast Division’s $3 million and $5.5 million increase in operating expenses in the second quarter and first half of this year over the equivalent periods in 2006 was due in part to higher employee compensation and benefit costs which grew approximately 4% in the quarter and 6% in the year to date as a result of merit increases, higher sales commissions and incentives on new business initiatives. Also contributing to the increased expense level was a 17% rise in depreciation costs during both the quarter and first half of 2007 on new equipment as the Division has virtually completed its government-mandated conversion to broadcast high definition television.

INTERACTIVE MEDIA

The 2006 purchase of the four NBC television stations included their associated websites. Expenses at these websites outpaced their revenue contributions ($.3 million and $.6 million) in the second quarter and first half of 2007, resulting in a $.2 million and $.4 million operating loss in those equivalent periods. For purposes of the discussion below and for the chart that follows, results from both the acquired NBC websites as well as the discontinued CBS website operations are excluded. Also excluded is a $.2 million recovery in the second quarter of 2007 on an investment which the Company had previously written off.

In the second quarter of 2007, the Interactive Media Division (IMD) accomplished a significant achievement as the Division delivered record revenues and generated its first profitable quarter from operations (a $.3 million profit in 2007 as compared to a $.8 million loss in 2006). IMD virtually broke even in the first half of the year by reducing its operating loss by 98%. This performance was led by Blockdot, the Company’s advergaming business, which improved from operating losses in the second quarter and first half of 2006 to producing operating income in the equivalent 2007 periods (a $1.5 million and $2.3 million quarterly and year-over-year improvement). IMD Revenues grew by more than 30% in the quarter and year-to-date periods with more than 60% of the growth coming from Blockdot as revenues from its advergaming business more than tripled. The remaining divisional revenue growth resulted from an approximate 40% increase in both periods in Local online advertising as banners and sponsorships continued to grow and from National/Regional online revenues that more than doubled in the quarter and almost matched that same feat in the year to date as emergent relationships with an expanding network of national agencies translated into more advertisers. Classified advertising, which has historically produced double-digit quarterly revenue growth, declined 7% and 5% in the second quarter and first half of 2007. Online Classified advertising, where customers pay an additional fee to have their classified advertisement placed online simultaneously with its publication in the newspaper, is directly impacted by Classified performance in the Publishing Division. Despite initial revenues from the Company’s strategic alliance with Yahoo!HotJobs, weak employment and real estate advertising volumes in the Company’s newspapers translated into lower online Classified advertising. The following chart illustrates that although Classified advertising remains the Division’s largest source of revenues, Local and National/Regional advertising growth in 2007 continues to make noteworthy strides.

IMD’s operating expenses were higher by $1.5 million and $2.5 million in the quarter and year to date, predominantly the result of increased employee compensation and benefits expense due to additional staffing in key areas, additional sales-related commissions (reflective of higher revenues) and annual salary increases.

The Interactive Media Division remains focused on expanding product offerings, securing and retaining talented personnel, driving revenue growth with innovative products and services, and creating a dynamic online presence across all the Company’s online enterprises. The Division continues to seek opportunities to broaden its online product portfolio in an effort to meet the growing needs of its advertisers as demonstrated by the Company’s alliance with Yahoo! and a consortium of over 250 newspapers. The Company anticipates the transition from its online Classified career sections at all of its daily newspapers to a Yahoo!HotJobs-driven platform will be implemented at all newspapers before the end of 2007. Employers and job seekers from across the country will then be able to access state-of-the-art search and targeting tools in a user-friendly platform.

INTEREST EXPENSE

Interest expense almost doubled in the second quarter and first half of 2007 from the prior-year equivalent periods (up $7.1 million and $14.5 million, respectively) due to an increase in average debt outstanding of approximately $475 million in the quarter and year to date as a result of additional borrowings associated with the acquisition of the four NBC stations.

In the third quarter of 2006, the Company entered into three interest rate swaps (where it pays a fixed rate and receives a floating rate) to manage interest cost and cash flows associated with variable interest rates, primarily short-term changes in LIBOR, not to trade such instruments for profit or loss. These interest rate swaps are cash flow hedges with notional amounts totaling $300 million and maturities of either three or five years. Changes in cash flows of the interest rate swaps offset changes in the interest payments on the Company’s $300 million bank term loan. These swaps effectively convert the Company’s variable rate bank term loan to fixed rate debt with a weighted average interest rate approximating 6.3% at July 1, 2007.

INCOME TAXES

The Company’s effective tax rate on income from continuing operations was 36.2% in both the second quarter and year to date of 2007 as compared to approximately 37.2% in the equivalent prior-year periods due primarily to a relatively greater impact of favorable permanent items and credits on lower expected pretax profit in the current year. On January 1, 2007, the Company adopted Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). As a result of the implementation of FIN 48, the Company recognized a $4.9 million net increase in the liability for uncertain tax positions, which was accounted for as a reduction to retained earnings as of January 1, 2007. See Note 3 for further detail regarding the adoption of FIN 48.

LIQUIDITY

Net cash generated from operating activities and from net borrowings in the first half of 2007 enabled the Company to repurchase stock for $57.2 million, to make capital expenditures of $37.8 million, to pay dividends to stockholders of $10.8 million and to purchase a small weekly newspaper.

The Company has in place a $1 billion revolving credit facility and a $300 million variable-rate bank term loan facility (together the “Facilities”). The term loan is with essentially the same syndicate of banks that provides the Company’s revolving credit facility. Prior to the end of the first quarter in 2007, the Company repaid, at maturity, $95 million in debt that existed as the result of consolidating certain variable interest entities (VIEs) in which the Company had controlling financial interest by virtue of certain real property leases; the Company purchased the facilities by using existing capacity under its revolving credit facility. The Facilities have both interest coverage and leverage ratio covenants. These covenants, which involve debt levels, interest expense, and EBITDA (a measure of cash earnings as defined in the revolving credit agreement), can affect the Company’s maximum borrowing capacity under the Facilities. The Company was in compliance with all covenants at quarter-end and expects to remain in compliance with them going forward. The Company believes that internally generated funds provided by operations, together with the unused portion of the Facilities, provide it with flexibility to manage working capital needs, pay dividends, finance capital expenditures, repurchase shares, and take advantage of attractive strategic opportunities.

OUTLOOK

The Company remains guarded about the remainder of 2007 given the economic downturn in its largest market (Tampa, Florida), as well as the current weakness in newsprint pricing. The Company has taken proactive measures by implementing a performance improvement plan at The Tampa Tribune which focuses on aligning expenses with that market’s current revenue environment. While lower newsprint prices will benefit the Publishing Division, they are expected to result in a greater loss in the Company’s share of SP Newsprint’s results. Additionally, the Publishing Division anticipates continued weakness in Classified advertising. Although the Company expects Political advertising in the latter part of 2007 to be higher than historic norms for an off-election year, the level of Political revenues will still be well below the record performance of 2006. The Broadcast Division will continue to focus on the new NBC stations and looks forward to maintaining the improvement in results which was demonstrated by these stations in the second quarter of this year. The Interactive Media Division remains invigorated by its success in the quarter and anticipates continuing its revenue growth and profitability as Blockdot is expected to make strong contributions. The Company is excited about the possibilities emanating from expanding its relationship with Yahoo! and a consortium that now has more than 250 newspapers. This relationship will combine the strength of the newspapers’ unique local content with the advertising reach, leading technologies and leading global Internet brand of Yahoo!, ultimately resulting in a powerful, cutting-edge advertising network.

* * * * * *

Certain statements in this quarterly report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to accounting estimates and assumptions, the impact of new accounting standards, expectations regarding acquisitions and dispositions, insurance recoveries, the Internet, newsprint prices, the Yahoo! agreements, general advertising levels and political advertising levels. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “plans” and similar words, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

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

The Company’s Annual Report on Form 10-K for the year ended December 31, 2006, details our disclosures about market risk. As of July 1, 2007, there have been no material changes in the Company’s market risk from December 31, 2006.

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

During the second quarter of 2007, the Company completed the installation and integration of an advertising and billing system at its third largest Publishing operation and several smaller newspapers which will upgrade information system capabilities, improve business processes and expand customer service opportunities. In addition to these objectives, the new system will result in enhanced internal controls. This new system has already been successfully installed at the Company’s two largest Publishing operations and will be rolled out to the Company’s remaining newspapers and online operations through the end of 2008.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the Company’s purchase of common stock during the second quarter of 2007:

Date	Total Number of Shares Purchased (a)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 27	1,500,000	$38.10	1,500,000	—

(a)	On April 26, 2007, the Company entered into an accelerated share repurchase agreement with Goldman, Sachs & Co; all 1.5 million shares were repurchased on April 27, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Media General, Inc. was held on April 26, 2007, for the purpose of electing a board of directors, considering amendments to the 1995 Long-Term Incentive Plan (LTIP) and ratification of auditors by the Class B stockholders.

Each nominee for director was elected by the following vote:

Class A Directors	Class A Shares Voted “FOR”	Class A Shares Voted “WITHHELD”
Charles A. Davis	17,888,001	4,629,910
Rodney A. Smolla	18,240,413	4,277,498
Walter E. Williams	18,234,338	4,283,573

Class B Directors	Class B Shares Voted “FOR”	Class B Shares Voted “WITHHELD”
O. Reid Ashe, Jr.	547,396	380
J. Stewart Bryan III	547,396	380
Diana F. Cantor	547,396	380
Marshall N. Morton	547,396	380
Thompson L. Rankin	547,396	380
Coleman Wortham III	547,396	380

Amendments to the LTIP were approved with the following vote:

Voted	Class A Shares	Class B Shares
For	12,295,628	542,696
Against	7,272,752	380
Abstain	207,779	—

The Company’s auditors were ratified by the following vote:

Voted	Class B Shares
For	547,396
Against	—
Abstain	380

Item 6.	Exhibits

(a)	Exhibits

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

DATE: August 10, 2007	/s/ Marshall N. Morton
Marshall N. Morton
President and Chief Executive Officer

DATE: August 10, 2007	/s/ John A. Schauss
John A. Schauss
Vice President - Finance and Chief Financial Officer