Form 10-Q
period 2007-09-30
MEDIA GENERAL INC
filed 2007-11-08
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 4, 2007.

Class A Common shares: 22,052,850
Class B Common shares: 555,992

MEDIA GENERAL, INC.

FORM 10-Q REPORT

September 30, 2007

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s except shares)

	(Unaudited) September 30, 2007	December 31, 2006

ASSETS

Current assets:
Cash and cash equivalents	$9,938	$11,930
Accounts receivable – net	128,304	139,538
Inventories	7,696	9,650
Other	63,854	41,630

Total current assets	209,792	202,748

Investments in unconsolidated affiliates	70,319	84,854

Other assets	75,425	71,117

Property, plant and equipment—net	490,986	490,049

Excess of cost over fair value of net identifiable assets of acquired businesses—net	936,523	935,023

FCC licenses and other intangibles—net	707,437	721,437

	$2,490,482	$2,505,228

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(000’s except shares)

	(Unaudited) September 30, 2007	December 31, 2006

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$26,113	$34,292
Accrued expenses and other liabilities	109,705	92,712
Income taxes payable	—	4,516

Total current liabilities	135,818	131,520

Long-term debt	938,000	916,320

Deferred income taxes	291,049	281,670

Other liabilities and deferred credits	247,843	238,358

Stockholders' equity:
Preferred stock ($5 cumulative convertible), par value $5 per share, authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 22,051,717 and 23,556,472 shares	110,259	117,782
Class B, authorized 600,000 shares; issued 555,992 shares	2,780	2,780
Additional paid-in capital	18,229	55,173
Accumulated other comprehensive loss	(101,420)	(111,248)
Retained earnings	847,924	872,873

Total stockholders' equity	877,772	937,360

	$2,490,482	$2,505,228

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(000’s except for per share data)

	Third Quarter Ended		Nine Months Ended
	Sept. 30, 2007	Sept. 24, 2006	Sept. 30, 2007	Sept. 24, 2006

Revenues	$230,254	$240,992	$701,796	$688,493
Operating costs:
Production	103,204	109,270	319,834	302,791
Selling, general and administrative	83,385	87,574	265,398	256,204
Depreciation and amortization	19,096	18,695	60,169	52,902

Total operating costs	205,685	215,539	645,401	611,897

Operating income	24,569	25,453	56,395	76,596

Other income (expense):
Interest expense	(14,942)	(16,837)	(45,102)	(32,485)
Investment income (loss)—unconsolidated affiliates	(4,936)	3,450	(9,542)	8,289
Other, net	(2,052)	444	(1,281)	909

Total other expense	(21,930)	(12,943)	(55,925)	(23,287)

Income from continuing operations before income taxes	2,639	12,510	470	53,309
Income taxes	157	4,766	(628)	19,964

Income from continuing operations	2,482	7,744	1,098	33,345
Discontinued operations
Income from discontinued operations	—	1,024	—	2,266
Net gain on sale of operations (net of taxes of $6,931)	—	11,802	—	11,802

Net income	$2,482	$20,570	$1,098	$47,413

Earnings per common share:
Income from continuing operations	$0.11	$0.33	$0.05	$1.41
Discontinued operations	—	0.54	—	0.60

Net income	$0.11	$0.87	$0.05	$2.01

Earnings per common share—assuming dilution:
Income from continuing operations	$0.11	$0.33	$0.05	$1.40
Discontinued operations	—	0.54	—	0.59

Net income	$0.11	$0.87	$0.05	$1.99

Dividends paid per common share	$0.23	$0.22	$0.69	$0.66

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(000’s)

	Nine Months Ended
	Sept. 30, 2007	Sept. 24, 2006

Operating activities:
Net income	$1,098	$47,413
Adjustments to reconcile net income:
Depreciation and amortization	60,169	54,442
Deferred income taxes	9,501	9,440
Investment loss (income)—unconsolidated affiliates	9,542	(8,289)
Net gain on disposition of certain CBS stations	—	(11,802)
Net write-down of investments	2,076	—
Change in assets and liabilities:
Retirement plan contribution	—	(15,000)
Retirement plan accrual	4,361	13,315
Accounts receivable and inventories	13,193	9,110
Accounts payable, accrued expenses, and other liabilities	(5,540)	12,679
Income taxes	(18,060)	(7,154)
Other	9,380	8,498

Net cash provided by operating activities	85,720	112,652

Investing activities:
Capital expenditures	(55,128)	(69,667)
Distribution from unconsolidated newsprint affiliate	5,000	2,000
Purchase of business	(1,954)	(611,399)
Other, net	6,710	2,036

Net cash used by investing activities	(45,372)	(677,030)

Financing activities:
Increase in debt	455,000	1,364,500
Payment of debt	(433,320)	(783,984)
Stock repurchase	(48,716)	—
Dividends paid	(15,956)	(15,883)
Debt issuance cost	—	(1,778)
Other, net	652	727

Net cash (used) provided by financing activities	(42,340)	563,582

Net decrease in cash and cash equivalents	(1,992)	(796)
Cash and cash equivalents at beginning of period	11,930	14,977

Cash and cash equivalents at end of period	$9,938	$14,181

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

In the third quarter the Company agreed to settle an outstanding state income tax examination. This settlement resolved all outstanding issues with this state for all open years. The impact of this settlement was to reduce the Company’s net FIN 48 liability for uncertain tax positions by approximately $1.9 million (net of approximately $1 million of federal tax benefits), resulting in an income tax benefit of $786 thousand in the third quarter.

4. In the second quarter of 2007, the Company entered into an accelerated share repurchase program with an investment bank. Under this program, the investment bank delivered 1.5 million shares of Class A Common Stock to the Company for approximately $57 million ($38.10 per share). Those shares were immediately retired and accounted for as a reduction of stockholders’ equity. The share repurchase was funded with borrowings under the Company’s existing credit agreements. As part of the transaction, the Company entered into a forward contract with the investment bank. The forward contract was settled in the third quarter and included a price adjustment based on the volume weighted-average price of the Company’s Class A Common Stock, as defined in the agreement. After such adjustment, the final share repurchase totaled $48.7 million ($32.48 per share).

5. In the second quarter of 2007, one of three presses at the Company’s Richmond Times-Dispatch printing facility near Richmond, Virginia, caught fire; damage to the remainder of the facility was minimal and the remaining presses were back in operation the next day. The Company has insurance to cover the damage as well as the interruption to its business. The deductible of $100,000 was recorded as an expense in the second quarter. The Company continues to work with its insurance carrier to determine the extent of the damage; although that process is not complete, the Company expects the claim to be in the tens of millions. The Company has received an advance on the ultimate settlement primarily to cover its out-of-pocket clean-up expenses. The Company anticipates that it will recognize a gain related to this involuntary conversion but is currently unable to estimate its magnitude or the timing of the settlement.

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

In the second half of 2006, the Company sold KWCH in Wichita, Kansas (including that station’s three satellites), WIAT in Birmingham, Alabama, WDEF in Chattanooga, Tennessee, and KIMT in Mason City, Iowa, to three different buyers. Gross proceeds from the divestures were $135 million, including working capital. The results of these stations as well as their associated web sites have been presented as discontinued operations in the accompanying consolidated condensed statements of operations for the third quarter and nine months ended September 24, 2006 as follows:

	Quarter Ended	Nine Months Ended
(In thousands)	Sept 24, 2006	Sept 24, 2006

Revenues	$10,294	$30,513
Costs and expense	8,558	26,798

Income before income taxes	1,736	3,715
Income taxes	712	1,449

Income from discontinued operations	$1,024	$2,266

7. The following table sets forth the Company’s current and prior-year financial performance by segment:

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total
Three Months Ended September 30, 2007
Consolidated revenues	$131,532	$90,944	$9,662	$(1,884)	$230,254

Segment operating cash flow	$28,164	$22,792	$(626)		$50,330
Write-down of investment			(2,264)		(2,264)
Depreciation and amortization	(6,162)	(6,616)	(474)		(13,252)

Segment profit (loss)	$22,002	$16,176	$(3,364)		34,814

Unallocated amounts:
Interest expense					(14,942)
Equity in net loss of unconsolidated affiliates					(4,936)
Acquisition intangibles amortization					(4,639)
Corporate expense					(9,044)
Other					1,386

Consolidated income before income taxes					$2,639

Three Months Ended September 24, 2006
Consolidated revenues	$140,914	$94,245	$7,323	$(1,490)	$240,992

Segment operating cash flow	$30,074	$27,753	$(114)		$57,713
Depreciation and amortization	(6,306)	(5,834)	(323)		(12,463)

Segment profit (loss)	$23,768	$21,919	$(437)		45,250

Unallocated amounts:
Interest expense					(16,837)
Equity in net income of unconsolidated affiliates					3,450
Acquisition intangibles amortization					(4,924)
Corporate expense					(10,472)
Other					(3,957)

Consolidated income from continuing operations before income taxes					$12,510

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total
Nine Months Ended September 30, 2007
Consolidated revenues	$407,655	$272,317	$27,119	$(5,295)	$701,796

Segment operating cash flow	$82,483	$65,795	$(211)		$148,067
Net write-down of investments			(2,076)		(2,076)
Depreciation and amortization	(19,051)	(21,696)	(1,334)		(42,081)

Segment profit (loss)	$63,432	$44,099	$(3,621)		103,910

Unallocated amounts:
Interest expense					(45,102)
Equity in net loss of unconsolidated affiliates					(9,542)
Acquisition intangibles amortization					(14,409)
Corporate expense					(29,319)
Other					(5,068)

Consolidated income before income taxes					$470

Nine Months Ended September 24, 2006
Consolidated revenues	$439,928	$233,176	$20,039	$(4,650)	$688,493

Segment operating cash flow	$101,934	$69,930	$(1,099)		$170,765
Depreciation and amortization	(19,056)	(15,670)	(1,048)		(35,774)

Segment profit (loss)	$82,878	$54,260	$(2,147)		134,991

Unallocated amounts:
Interest expense					(32,485)
Equity in net income of unconsolidated affiliates					8,289
Acquisition intangibles amortization					(13,251)
Corporate expense					(31,884)
Other					(12,351)

Consolidated income from continuing operations before income taxes					$53,309

8. The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Quarter Ended September 30, 2007			Quarter Ended September 24, 2006
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income from continuing operations available to common stockholders	$2,482	22,165	$0.11	$7,744	23,601	$0.33

Effect of dilutive securities
Restricted stock and other	(19)	135		(16)	171

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$2,463	22,300	$0.11	$7,728	23,772	$0.33

	Nine Months September 30, 2007			Nine Months September 24, 2006
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income (loss) from continuing operations available to common stockholders	$1,098	22,819	$0.05	$33,345	23,593	$1.41

Effect of dilutive securities
Restricted stock and other	(36)	185		(38)	189

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$1,062	23,004	$0.05	$33,307	23,782	$1.40

9. The following tables provide the components of net periodic employee benefits expense for the Company’s benefit plans for the third quarter and first nine months of 2007 and 2006:

	Quarter Ended
	Pension Benefits		Other Benefits
(In thousands)	Sept. 30, 2007	Sept. 24, 2006	Sept. 30, 2007	Sept. 24, 2006
Service cost	$274	$3,547	$122	$70
Interest cost	6,249	6,434	731	653
Expected return on plan assets	(6,202)	(6,358)	—	—
Amortization of prior-service (credit) cost	(13)	(12)	430	385
Amortization of net loss (gain)	2,074	1,611	(26)	—

Net periodic benefit cost	$2,382	$5,222	$1,257	$1,108

	Nine Months Ended
	Pension Benefits		Other Benefits
	Sept. 30, 2007	Sept. 24, 2006	Sept. 30, 2007	Sept. 24, 2006
(In thousands)
Service cost	$822	$10,988	$367	$210
Interest cost	18,747	18,801	2,194	1,672
Expected return on plan assets	(18,606)	(18,949)	—	—
Amortization of prior-service (credit) cost	(41)	23	1,291	796
Amortization of net loss (gain)	6,223	5,801	(79)	—
Curtailment loss	—	497	—	—

Net periodic benefit cost	$7,145	$17,161	$3,773	$2,678

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

10. The Company’s comprehensive income consisted of the following:

	Quarter Ended		Nine Months Ended
(In thousands)	Sept. 30, 2007	Sept. 24, 2006	Sept. 30, 2007	Sept. 24, 2006
Net income	$2,482	$20,570	$1,098	$47,413
Unrealized gain (loss) on derivative contracts (net of deferred taxes)	(3,189)	(3,869)	180	(2,804)
Change in pension and postretirement (net of deferred taxes)	—	—	9,292	24,083
Reclassification of loss included in net income (net of deferred taxes)	1,442	—	1,442	—
Unrealized holding loss on equity securities (net of deferred taxes)	(407)	(391)	(1,086)	(494)

Comprehensive income	$328	$16,310	$10,926	$68,198

11. The Company has historically issued stock options and Performance Accelerated Restricted Stock (PARS) under its Long-Term Incentive Plan (LTIP) to certain key employees. At the Company’s 2006 Annual Meeting, amendments, including one allowing for additional shares to be made available for future awards, were not approved. Consequently, the Company did not grant additional stock options or PARS in the first quarter of 2007. The Company plans to resume this practice in 2008 after amendments to the LTIP were approved at the 2007 Annual Stockholder Meeting. In the first quarter of 2007 in order to maintain long-term compensation objectives for key employees, the Board adopted the Stock Appreciation Rights (SAR) Plan and approved grants of individual awards thereunder on January 31, 2007.

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

The Company granted 512,600 SARs in the first quarter of 2007 at a grant-date fair value of $8.79 using a binomial lattice valuation model. Each quarter, the Company records compensation expense or benefit ratably over the service period and adjusts for changes in the fair value of SARs, thereby making the expense associated with SARS highly variable. The Company recognized a non-cash compensation benefit related to SARS of approximately $0.2 million in the third quarter; an expense of approximately $0.3 million was recorded in the first nine months of 2007. These compensation expense and benefit amounts were included on the “Selling, general and administrative” line of the Consolidated Condensed Statement of Operations. Based on the fair value of SARS at September 30, 2007, there was $0.6 million of total unrecognized compensation cost related to SARs, which is expected to be recognized over a weighted-average period of approximately 2.3 years. The Company believes that the issuance of stock options and PARS provides for less volatility and better aligns the interests of its stockholders and employees than SARS awards; therefore, the Company does not anticipate authorizing further SARS awards provided adequate stock options remain available.

12. The Company has an investment in a company that produces interactive entertainment including games which is carried at fair value and to which the Company has licensed proprietary game content. During the third quarter of 2007, the Company recorded a $2.3 million write-down of its investment (in “Other, net”) to reflect its approximate fair value.

13. During the first quarter of 2007, the Company purchased certain properties that it had been leasing from Variable Interest Entities (VIEs) using excess capacity under its revolving credit facility to repay the VIE’s debt upon its maturity. Prior to the purchase, the Company consolidated the VIEs which have now been dissolved.

14. Subsequent to the end of the third quarter of 2007, the Company amended its $300 million variable rate bank term loan agreement and its $1 billion revolving credit facility. Pursuant to the amendments, the Company can elect (prior to December 15, 2007) to increase the maximum leverage ratio covenant and reduce the minimum interest coverage ratio covenant for a period of three fiscal quarters. The amendments also modified the circumstances under which subsidiary guarantees would be in place.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Media General is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, television stations and interactive media.

The Company’s fiscal year ends on the last Sunday in December.

RESULTS OF OPERATIONS

Two significant events occurred in the latter half of 2006 which merit separate mention at the forefront of this discussion. First, the Company acquired four NBC television stations on the first day of the third quarter. Second, the Company sold four of its CBS-affiliated television stations which caused their results to be reported as discontinued operations for all periods presented in 2006. Results of the discontinued operations of the CBS stations are excluded throughout the remainder of this report. In order to facilitate the discussion of meaningful year-over-year comparisons, results of the acquired NBC stations are included in the quarterly comparative results, but excluded in the year-to-date discussions as they were not acquired until the third quarter of 2006.

The Company recorded net income of $2.5 million in the third quarter of 2007, as compared to income from continuing operations of $7.7 million (net income was $20.6 million) in the same quarter of 2006. The first nine months of 2007 produced net income of $1.1 million, as compared to income from continuing operations of $33.3 million (net income was $47.4 million) in the equivalent prior-year period of 2006. During the third quarter of 2007, the Company recognized a $2.3 million write-down of its investment in a company that produces interactive entertainment to reflect that company’s approximate fair value. Excluding this write-down, the quarterly and year-over-year declines primarily reflected the amalgamation of the following factors:

(in millions)	Third-quarter favorable (unfavorable) change	Nine-month favorable (unfavorable) change
Equity investment in SP Newsprint	$(8.4)	$(17.0)
Broadcast operating profit*	(5.7)	(8.7)
Publishing operating profit	(1.8)	(19.4)
Corporate expense	1.4	2.6
Interest expense	1.9	(12.6)
Net other income and expense	5.3	7.3

*	excludes acquired NBC stations for the nine-month change

While the magnitude of the above changes varied between the quarter and the year to date, the reasons driving the fluctuations remained similar between the periods in most cases. The Company’s share of SP Newsprint’s results suffered due to the combination of lower newsprint prices and higher raw material costs. SP Newsprint is undergoing a strategic review as announced earlier in the year, which might include selling the company in an effort to maximize value to its partners. At the Broadcast Division, strong National revenues were unable to replace record 2006-levels of Political revenues in this off-election year. The Publishing Division continued to be challenged by a difficult advertising environment, particularly in Florida. However, the Division’s implementation of its performance improvement plan helped to aggressively manage costs and resulted in a 7.5% and 4.1% decrease in expenses for the quarter and year to date, excluding severance expense relating to the improvement plan. Corporate expense and other expenses were down significantly due to lower costs for healthcare, retirement-related plans and performance-based incentives, as well as certain insurance proceeds. Additionally, interest expense decreased in the quarter as the result of lower average debt levels, but markedly increased in the year to date due to additional borrowings associated with the acquisition of the four NBC stations (which were purchased in the third quarter of 2006).

PUBLISHING

Operating income for the Publishing Division decreased $1.8 million and $19.4 million in the third quarter and first nine months of 2007 from the comparable 2006 periods despite successful cost containment measures which appreciably helped to mitigate a $9.4 million and $32.3 million decline in revenues in those respective periods. As shown in the following chart, Classified advertising suffered the largest portion of the revenue decline as employment, automotive and real estate advertising fell at virtually all locations. The Tampa Tribune comprised more than 85% of the Classified reduction as the Company’s largest market (the Tampa Bay area) continued to struggle with a sharp downturn in Florida’s economy. This year’s unfavorable market conditions in the Tampa Bay region are amplified because they followed several years of booming growth in that area. Retail revenues were down in the year to date due to weakness in the home improvement, financial and furniture categories; in the quarter, Retail advertising declined nominally as new products helped to offset lower advertising in categories similar to those that struggled in the year to date. While the National revenue decline presented in the chart below was less severe than the other advertising categories, the entire decrease was attributable to the current conditions in the Tampa market (driven by weak automotive and travel advertising).

As previously mentioned, the Division has faced a particularly challenging advertising environment (most pronounced at The Tampa Tribune); the Company has reacted by implementing a performance improvement plan to align expenses with the current revenue climate. Cost reductions are being achieved by the consolidation and centralization of certain functions and the outsourcing of others, resulting in the elimination of over 200 authorized positions. The Division’s 2007 year-to-date results included pretax charges of approximately $2 million for severance costs related to this realignment. In addition, the Division has implemented several sales initiatives to stimulate Classified advertising sales and continues to aggressively manage its discretionary spending.

Publishing Division operating expenses decreased $8.7 million in the third quarter and $14.9 million in the first nine months of this year (excluding quarterly and year-to-date severance costs of $1.1 million and $2 million, respectively) from the equivalent prior-year periods led by lower newsprint expense but also aided by other cost reduction measures. Reduced newsprint consumption as a result of switching to lighter weight newsprint, concerted conservation efforts and decreased advertising and circulation volumes contributed $2.1 million and

$6.5 million in savings in the quarter and first nine months of the year, while lower average newsprint prices, down $81 and $46 per short ton, supplied another $2 million and $3.7 million in savings for the equivalent periods. Employee benefits and compensation costs were also below the prior-year level, particularly in the third quarter, due in large part to lower healthcare costs, a decrease in advertising commissions, and to a lesser degree, the performance improvement program which eliminated certain positions and resulted in reduced salary costs.

BROADCAST

The Company acquired four NBC stations at the beginning of the third quarter of 2006. Results of these stations have been excluded in the discussion of year-over-year divisional changes in order to facilitate meaningful comparisons; however, these stations are included in the third quarter discussion as both quarters include a full period of the four NBC station’s results in 2006 and 2007.

Broadcast operating income decreased $5.7 million in the third quarter and $8.7 million in the first nine months of this year as compared to the equivalent periods of 2006 due primarily to lower Political revenues combined with a $2.4 million and $6.3 million rise in expenses in the quarter and year to date. As illustrated by the following chart, National time sales demonstrated growth in the quarter and year to date (driven by the telecommunications and financial categories), while Political advertising tumbled, as expected, from the prior year. Local revenues were slightly below 2006 in the year to date (caused by restrained automotive spending as dealers remained cautious), but regained its footing in the third quarter on strength in the home improvement and hardware categories. There was no surprise surrounding the near 80% quarterly and year-to-date decline in Political time sales in this off-election year; political revenues generated from 2007 gubernatorial races and issue advertising curbed what could have been an even larger descent from the prior year.

The Broadcast Division’s advertising sales outperformed that of the industry for the first nine months of the year. According to the Television Bureau of Advertising (a not-for-profit trade association of America’s broadcast television industry), time sales across the broadcast industry (including Political revenues in either the National or Local ad category, as appropriate) have declined 5% through September 2007 as compared to the Division’s smaller 2.4% decrease. Industry national time sales were down 8%, while the Division posted a 3.5% drop; industry local time sales fell 3.2% as compared to the Division’s lesser 1.7% decline.

The Broadcast Division’s $2.4 million and $6.3 million increase in operating expenses in the third quarter and first nine months of this year over the equivalent periods in 2006 was due in part to higher spending on sales development initiatives and an approximate 14% rise in depreciation costs during both periods on new digital equipment as the Division has virtually completed its government-mandated conversion to broadcast high definition television. Also contributing to the increased expense level in the year to date was a 3.5% rise in employee compensation and benefit costs as a result of merit increases and higher sales commissions. In the quarter, lower benefit costs helped to constrain the increase in overall employee compensation and benefits costs to less than 1%.

INTERACTIVE MEDIA

The 2006 purchase of the four NBC television stations included their associated websites. Results of these websites have been excluded in the discussion of year-over-year divisional changes in order to facilitate meaningful comparisons; however, they are included in the third quarter discussion as both quarters include a full period of the four NBC website’s results in 2006 and 2007. Also excluded in the divisional discussion of results is a $2.1 million net write-off of investments which is comprised of a $2.3 million third-quarter write-off of an investment in a company to reflect its approximate fair value and a $.2 million second-quarter recovery on an investment which was previously written off.

In the third quarter of 2007, the Interactive Media Division (IMD) delivered record revenues and continued to make excellent progress with its Yahoo!HotJobs partnership. However, the Division posted a $1.0 million operating loss in the quarter ($.7 million greater than 2006’s third quarter loss) as expenses increased $3.3 million over the prior year. In the year to date, the Division reduced its operating loss by nearly 30% as revenue growth outpaced higher expenses. Blockdot, the Company’s advergaming business, remained an instrumental factor in the Division’s performance as it improved from operating losses in the third quarter and first nine months of 2006 to producing operating income in the equivalent 2007 periods (a $.7 million and $3.0 million quarterly and year-over-year improvement). IMD Revenues grew by more than 30% in the quarter and year-to-date period with nearly two-thirds of the growth coming from Blockdot as revenues from its advergaming business more than doubled. The remaining divisional revenue growth resulted from a 43% increase in the third quarter and first nine months of 2007 in Local online advertising as banners and sponsorships continued to grow and from National/Regional online revenues that grew 49% and 102% in those periods as emergent relationships with an expanding network of national agencies translated into more advertisers. Classified advertising, which has historically produced double-digit quarterly revenue growth, declined 3%-5% in the third quarter and first nine months of 2007. Online Classified advertising, where customers pay an additional fee to have their classified advertisement placed online simultaneously with its publication in the newspaper, is directly impacted by Classified performance in the Publishing Division. Although initial revenues from the Company’s strategic alliance with Yahoo!HotJobs was good, weak employment and real estate advertising volumes in the Company’s newspapers translated into lower online Classified advertising. The following chart illustrates that although Classified advertising remains the Division’s largest source of revenues, Local and National/Regional advertising growth in 2007 continues to make noteworthy strides.

IMD’s operating expenses were higher by $3.4 million and $4.8 million in the quarter and year to date, reflective of increased employee compensation and benefits expense due to annual salary increases and additional staffing and recruitment in key sales areas. The Division also incurred expenses related to its Yahoo!HotJobs initiative that were not present a year ago.

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

INTEREST EXPENSE

Interest expense decreased $1.9 million in the third quarter from the prior-year equivalent period due to a decrease in average debt outstanding of approximately $115 million. Interest expense increased $12.6 million in the year to date as average debt outstanding rose approximately $270 million as a result of additional borrowings associated with the acquisition of the four NBC stations which were purchased in the third quarter of 2006.

In the third quarter of 2006, the Company entered into three interest rate swaps (where it pays a fixed rate and receives a floating rate) to manage interest cost and cash flows associated with variable interest rates, primarily short-term changes in LIBOR, not to trade such instruments for profit or loss. These interest rate swaps are cash flow hedges with notional amounts totaling $300 million and maturities of either three or five years. Changes in cash flows of the interest rate swaps offset changes in the interest payments on the Company’s $300 million bank term loan. These swaps effectively convert the Company’s variable rate bank term loan to fixed rate debt with a weighted average interest rate approximating 6.4% at September 30, 2007.

INCOME TAXES

The Company’s effective tax rate on income from continuing operations was 35.8% and 33.8% in the third quarter and first nine months of 2007 as compared to 38.1% and 37.5% in the equivalent prior-year periods due primarily to a relatively greater impact of favorable permanent items and credits on lower expected pretax profit in the current year. Additionally, during the third quarter, the Company recognized a tax benefit of $786 thousand to record the favorable resolution of an outstanding state income tax assessment.

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

LIQUIDITY

Net cash generated from operating activities and from net borrowings in the first nine months of 2007 enabled the Company to repurchase stock for $48.7 million, to make capital expenditures of $55.1 million, to pay dividends to stockholders of $16 million and to purchase a small weekly newspaper.

The Company has in place a $1 billion revolving credit facility and a $300 million variable-rate bank term loan facility (together the “Facilities”). The term loan is with essentially the same syndicate of banks that provides the Company’s revolving credit facility. Prior to the end of the first quarter in 2007, the Company repaid, at maturity, $95 million in debt that existed as the result of consolidating certain variable interest entities (VIEs) in which the Company had controlling financial interest by virtue of certain real property leases; the Company purchased the facilities by using existing capacity under its revolving credit facility. The Facilities have both interest coverage and leverage ratio covenants. These covenants, which involve debt levels, interest expense, and EBITDA (a measure of cash earnings as defined in the revolving credit agreement), can affect the Company’s maximum borrowing capacity under the Facilities. Subsequent to the end of the third quarter, the Company amended the Facilities to allow the Company, at its own discretion on or before December 14, 2007, to increase the maximum leverage ratio covenant and reduce the minimum interest coverage ratio covenant for a period of three fiscal quarters. The Company was in compliance with all covenants at quarter-end and expects to remain in compliance with them going forward. The Company believes that internally generated funds provided by operations, together with the unused portion of the Facilities, provide it with flexibility to manage working capital needs, pay dividends, finance capital expenditures, and take advantage of attractive strategic opportunities. The Company is also exploring the possibility of selling five television stations which would allow it to reduce debt.

OUTLOOK

The Company expects the fourth quarter will reflect trends similar to those which have been present throughout the first nine months of 2007, including a challenging advertising environment, lower Political advertising revenues, lower newsprint prices and a tough economy in its largest market (Tampa, Florida). The Publishing Division anticipates continued weakness in Classified and Retail advertising. While lower newsprint prices will benefit the Publishing Division, they are expected to result in a further loss from the Company’s share of SP Newsprint’s results. The Company will continue to monitor its process improvement initiatives and aggressively implement its cost-containment measures. Although the Company expects Political advertising in the latter part of 2007 to be higher than historic norms for an off-election year, the level of Political revenues will still be significantly below the record performance of 2006. The Interactive Media Division remains invigorated by its year-over-year improvement and anticipates solid contributions from Blockdot. The Company is excited about the possibilities emanating from expanding its relationship with Yahoo! and a consortium that now has more than 250 newspapers. This relationship combines the strength of the newspapers’ unique local content with the advertising reach, leading technologies and leading global Internet brand of Yahoo!, resulting in a powerful, cutting-edge advertising network. The Company looks forward to 2008 and the opportunities that exist in an even-numbered year, including the prospect of garnering significant Political and Olympics revenues.

Certain statements in this quarterly report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to accounting estimates and assumptions, expectations regarding acquisitions and dispositions, insurance recoveries, the Internet, newsprint prices, the Yahoo! agreements, general advertising levels and political advertising levels. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “plans”, “may” and similar words, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

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

The Company’s Annual Report on Form 10-K for the year ended December 31, 2006, details our disclosures about market risk. As of September 30, 2007, there have been no material changes in the Company’s market risk from December 31, 2006.

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

MEDIA GENERAL, INC.

DATE: November 8, 2007	/s/ Marshall N. Morton
Marshall N. Morton
President and Chief Executive Officer

DATE: November 8, 2007	/s/ John A. Schauss
John A. Schauss
Vice President - Finance and Chief Financial Officer