Form 10-K
period 2007-12-30
MEDIA GENERAL INC
filed 2008-02-27
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of voting and non-voting stock held by nonaffiliates of the registrant, based upon the closing price of the Company’s Class A Common Stock as reported on the New York Stock Exchange, as of July 1, 2007, was approximately $693,923,000.

The number of shares of Class A Common Stock outstanding on February 3, 2008, was 22,301,600. The number of shares of Class B Common Stock outstanding on February 3, 2008, was 555,992.

The Company makes available on its Web site, www.mediageneral.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as soon as reasonably practicable after being electronically filed with the Securities and Exchange Commission.

Part I, Part II and Part III incorporate information by reference from the Annual Report to Stockholders for the year ended December 30, 2007. Part III also incorporates information by reference from the proxy statement for the Annual Meeting of Stockholders to be held on April 24, 2008.

Index to Media General, Inc.

Annual Report on Form 10-K for the Year Ended December 30, 2007

Part I

Item 1.	Business

General

Media General, Inc., is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, television stations, and interactive media. The Company employs approximately 6,900 people on a full or part-time basis. The Company’s businesses are somewhat seasonal; the second and fourth quarters are typically stronger than the first and third quarters.

The Company owns 25 daily newspapers and more than 150 other publications, as well as 23 television stations. The Company also operates more than 75 online enterprises. The Company has placed significant emphasis on convergence. Convergence combines the unique strengths of newspapers, television, and the Internet to enable the Company to better gather and present news and information to its readers, viewers, and users and on behalf of its advertisers. These efforts were initiated in the Tampa market, where The Tampa Tribune, WFLA-TV and TBO.com share the Company’s News Center facility and work side by side to provide the most comprehensive news, information and entertainment in that market. The success of this initial venture led the Company to expand convergence to five additional markets in the Southeast where it operates market-leading newspapers, television stations, and Web sites in contiguous regions.

On December 18, 2007, the Federal Communications Commission (FCC) adopted a revised media ownership rule regulating the common ownership of a newspaper and a television station in the same market. The FCC amended the existing 32-year old absolute ban on newspaper/broadcast cross-ownership by crafting a rule that would presumptively allow a newspaper to own one television station or one radio station in the 20 largest markets, subject to certain limitations. The rule would also consider such combinations in other markets subject to certain public interest showings including the provision of local news by the television station, again subject to certain limitations. These new cross-ownership regulations modify the existing ban that has remained in place as a result of a stay imposed by the United States Court of Appeals for Third Circuit in 2003. In addition, the FCC announced that it would grant permanent waiver to the existing newspaper/broadcast combinations that were grandfathered in conjunction with the 1975 rule and that in certain instances involve one newspaper and one broadcast property in the same market. As a result of these actions, the FCC granted permanent waivers to the Company’s convergence partnership in Tampa and its newspaper-television combinations in the following television markets: Columbus, Georgia; Florence – Myrtle Beach, South Carolina; Panama City, Florida; and Tri-Cities (Tennessee and Virginia). The Company’s newspaper-television partnership in Roanoke/Lynchburg/Danville, Virginia does not require an FCC waiver.

While the Company is gratified that the FCC has provided permanent waivers to the stations operating in five of its convergence markets, the Company will continue to press for cross-ownership relief in all markets, regardless of size.

Industry Segments

The Company operates in three significant industry segments. For financial information related to these segments see pages 39 and 40 of the 2007 Annual Report to Stockholders, which are incorporated herein by reference. These segments are Publishing, Broadcast, and Interactive Media. Additional information related to each of the Company’s significant industry segments is included below.

Publishing Business

At December 30, 2007, the Company’s wholly owned publishing operations included daily and Sunday newspapers in Virginia, Florida, North Carolina, Alabama, and South Carolina. Combined average paid circulation for these newspapers in 2007 was as follows (in thousands):

Newspaper Location	Daily	Sunday	Weekly
Virginia	334	379	46
Florida	224	292	1
North Carolina	160	172	7
Alabama	48	50	6
South Carolina	31	34	8

Total	797	927	68

The newspaper publishing industry in the United States comprises hundreds of public and private companies ranging from large national and regional companies, publishing multiple newspapers across many states, to small privately held companies publishing one newspaper in one locality. The Company is one of the largest publicly held newspaper publishing companies in the United States based on circulation and publishes more daily newspapers in the Southeast than any other company. Moreover, the Company is third in total circulation in its chosen southeastern area of focus.

All of the Company’s newspapers compete for circulation and advertising with other newspapers published nationally and in nearby cities and towns and for advertising with magazines, radio, broadcast and cable television, the Internet and other promotional media. All of the newspapers compete for circulation principally on the basis of content, quality of service and price.

The primary raw material used by the Company in its publishing operations is newsprint, which is purchased at market prices from various Canadian and United States sources, including SP Newsprint Company (SPNC), in which the Company presently owns a one-third equity interest. SPNC has mills in Dublin, Georgia, and Newberg, Oregon, with a combined annual capacity in excess of one million short tons. The publishing operations of the Company consumed approximately 106,000 short tons of newsprint in 2007. Management of the Company believes that sources of supply under existing arrangements, including a commitment to purchase 35,000 short tons from SPNC, will be adequate in 2008.

In January 2008, SPNC announced that it had entered into an agreement with certain affiliates of White Birch Paper Company to be acquired. The acquisition, which is subject to regulatory approval, is expected to close during March or April of 2008. For additional information regarding the sale, see page 37 of the Annual Report to Stockholders.

In June 2005, the Company sold its 20% ownership in The Denver Post Company (Denver), parent company of the Denver Post, to MediaNews Group, Inc. For additional information regarding the sale, see page 37 of the Annual Report to Stockholders.

Broadcast Business

The Broadcast Television Division operates 23 network-affiliated television stations in the United States. The Company has initiated a plan to divest WMBB in Panama City, Florida, KALB/NALB in Alexandria, Louisiana, and WNEG in Toccoa, Georgia. The divestitures are expected to occur in the first half of 2008. For additional information, see pages 35 and 36 of the Annual Report to Stockholders. The following table sets forth certain information on each of the Company’s stations:

Station Location and Affiliation	National Market Rank (a)	Station Rank (a) *	Audience % Share (a) *	Expiration Date of FCC License (b)	Expiration Date of Network Agreement
WFLA-TV NBC (c) Tampa, FL	13	2	8%	02/01/05	01/01/12
WNCN-TV NBC (d) Raleigh-Durham, NC	28	3	5%	12/01/12	01/01/12
WCMH-TV NBC (d) Columbus, OH	32	2	11%	10/01/13	01/01/12
WSPA-TV CBS Greenville, SC	36	1	13%	12/01/04	06/30/15
Spartanburg, SC
Satellite:
WNEG-TV, Toccoa, GA				04/01/05	06/30/15
WYCW-TV CW Asheville, NC	36	5	2%	12/01/04	09/18/11
WVTM-TV NBC (d)(g) Birmingham, AL	40	4	7%	04/01/13	01/01/12
WCWJ-TV CW Jacksonville, FL	49	5	3%	02/01/13	09/18/11
WJAR-TV NBC (d)(g) Providence, RI	52	1	15%	04/01/07	01/01/12
WKRG-TV CBS Mobile, AL Pensacola, FL	61	1	14%	04/01/13	04/02/15
WTVQ-TV ABC Lexington, KY	64	3	10%	08/01/05	06/30/14
WSLS-TV NBC Roanoke, VA	67	3	10%	10/01/04	01/01/12
WJTV-TV CBS (g) Jackson, MS	90	1	19%	06/01/05	12/31/14
WJHL-TV CBS Johnson City, TN	91	2	16%	08/01/05	12/31/14
WSAV-TV NBC (e)(f) Savannah, GA	97	2	10%	04/01/13	01/01/12
WCBD-TV NBC (h) Charleston, SC	100	2	12%	12/01/04	01/01/12

Station Location and Affiliation	National Market Rank (a)	Station Rank (a) *	Audience % Share (a) *	Expiration Date of FCC License (b)	Expiration Date of Network Agreement
WBTW-TV CBS (e)(f) Myrtle Beach/Florence, SC	103	1	22%	12/01/04	06/30/15
WNCT-TV CBS (h) Greenville, NC	105	1	16%	12/01/04	12/31/14
WJBF-TV ABC (g) Augusta, GA	115	2	18%	04/01/13	06/30/14
WRBL-TV CBS Columbus, GA	128	2	12%	04/01/05	03/31/15
WMBB-TV ABC Panama City, FL	154	2	14%	02/01/05	06/30/14
WHLT-TV CBS Hattiesburg, MS	168	2	8%	06/01/05	08/31/15
KALB-TV NBC (i) Alexandria, LA	180	1	21%	06/01/05	01/01/12

(a)	Source: November 2007 Nielsen Media Research.
(b)	Television broadcast licenses are granted for maximum terms of eight years and are subject to renewal upon application to the FCC; the Company filed applications for renewal of all television station licenses in a timely manner prior to the applicable expiration dates. Refer to “Risk Factors” for further discussion of the FCC license renewal process.
(c)	Station also holds a digital affiliation with NBC Weather Plus Network that expires on 12/31/08.
(d)	Station also holds a digital affiliation with NBC Weather Plus Network that expired on 12/31/07.

An extension is currently being negotiated.

(e)	Station also holds a digital affiliation with MyNetworkTV that expires on 9/17/11.
(f)	Station also holds a digital affiliation with Retro Television Network that expires on 8/31/08.
(g)	Station also holds a digital affiliation with Retro Television Network that expires 9/30/09.
(h)	Station also holds a digital affiliation with CW PLUS Network that expires on 9/18/11.
(i)	Station also holds a digital affiliation with CBS that expires on 12/31/09.
*	Sign-On to Sign-Off Households.

The primary source of revenues for the Company’s television stations is the sale of commercial time to national and local advertisers and political candidates. Additionally, the Company’s Professional Communications Systems operating unit derives revenue from the sale and integration of broadcast equipment to third parties including other broadcasters, corporate and governmental enterprises, and colleges and universities.

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

In the third quarter of 2006, the Company acquired four NBC stations; WNCN in Raleigh, North Carolina, WCMH in Columbus, Ohio, WJAR in Providence, Rhode Island and WVTM in Birmingham, Alabama. In the third and fourth quarters of 2006, the Company sold four CBS stations; KWCH in Wichita, Kansas, and its three satellites, WIAT in Birmingham, Alabama, KIMT in Mason City, Iowa, and WDEF in Chattanooga, Tennessee. For additional information regarding the acquisition and dispositions, see page 36 of the Annual Report to Stockholders.

The television broadcast industry has largely implemented the transition from analog to digital technology in accordance with a mandated conversion timetable established by the Communications Act and the FCC. In February 2006, President Bush signed into law the Digital Television Transition and Public Safety Act setting February 17, 2009, as the deadline for completion of the transition from analog to digital television broadcasting. The law requires the FCC to terminate the licenses for all full-power analog television stations on February 18, 2009. The Company’s television stations, with the exception of its satellite stations, have substantially transitioned to digital technology. The Company is in the process of completing the final stages of digital channel assignment in several markets and expects to achieve full compliance by the FCC mandated deadline.

Interactive Media Business

The Interactive Media Division (IMD), which was launched in January 2001, operates in conjunction with the Publishing and Broadcast Divisions to provide online news, information and entertainment to its customers without geographic restrictions. The Division comprises more than 75 interactive enterprises, as well as a minority investment. In July 2005, the Division acquired Blockdot, Inc., a Dallas-based advergaming and game development firm. The Division focuses on the following areas of the interactive business: improving content, driving viewership, and increasing advertising and game production revenue. As the Internet is both a medium and a marketplace, direct online sales are increasing because of expanded viewership and enhanced content. While some of the Division’s online enterprises were profitable in 2007, the Division’s results were adversely affected by the decline in classified volume experienced by the Publishing Division. In contrast, Blockdot’s advergaming business experienced tremendous growth in 2007. The Division expects that it will be moderately profitable in 2008 due in large measure to continued success at Blockdot.

Among the online enterprises included in the Interactive Media Division, each of the Company’s daily newspapers and television stations is affiliated with a Web site featuring content complementary to but increasingly more expansive than its published products or its television offerings. Online revenues are derived primarily from advertising, which includes various classified products as well as banner and sponsorship advertisements. The most successful revenue initiatives have involved classified products placed on the Company’s Web sites; these products represented approximately forty percent of the Division’s revenues in 2007. The majority of these revenues are derived from upsell arrangements under which customers pay an additional fee to have their classified advertisement placed online simultaneously with its publication in the newspaper. Revenue generated from Blockdot’s advergaming business grew substantially in 2007, accounting for more than twenty percent of the Division’s revenues in 2007.

In December 2006, the Company entered into a strategic alliance with Yahoo! Inc., joining a national consortium of over 20 media companies representing more than 500 newspapers to deliver classified advertising to consumers. In 2007, the Company worked with Yahoo! to transition the online career sections of its 25 daily newspapers to a Yahoo!HotJobs-driven platform. Now that the implementation is complete, a large portion of the career-related advertising sold through its daily newspaper Web sites is also posted on Yahoo!HotJobs, which gives the ads increased visibility to career seekers across the country. The Division is also proceeding with the launch of an ad serving platform which will provide Yahoo! users the ability to access local content provided by the Division’s daily newspaper Web sites. The Division expects that Yahoo!’s search capabilities and advertising reach coupled with the Division’s local content will result in increased traffic and advertising revenue for both parties.

The Company’s online enterprises compete for advertising, as well as for users’ discretionary time, against newspapers, magazines, radio, broadcast and cable television, other Web sites and other promotional media. These Web sites compete for users principally on the basis of content relevance and accessibility, and for advertisers primarily on viewer demographics and the innovative means in which advertising is delivered. Blockdot, through its advergaming production, also competes for advertising by providing major consumer product brands a unique method to deliver their message.

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

Newsprint, the Company’s most significant raw material, is a commodity whose price continually responds to supply / demand imbalances. Historically, its price has been quite volatile. Higher newsprint prices have, in the past, provided a net benefit to the Company by virtue of its one-third investment in SPNC. However, as indicated above, with the sale of SPNC in early 2008, the Company will no longer be a net producer of newsprint. Consequently, effective with that sale, lower newsprint prices in the future would benefit the Company’s operating results and higher newsprint prices in the future would adversely affect the Company’s operating results.

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

As indicated previously, the FCC adopted a new newspaper/broadcast ownership rule in December 2007. However, uncertainty about media ownership regulations may continue to dampen the acquisition market until the Courts have had an opportunity to review the FCC’s recent action and, perhaps, until Congress considers whether it wishes to take any further action in this area.

Additionally, a rejection of license renewals and waivers by the FCC could have a material, adverse effect on the Company’s business. Typically, the FCC begins processing renewal applications over the last month of the renewal term. Since the television license renewal cycle commenced in June 2004, however, the FCC has held up almost all television renewal applications filed by affiliates of the major networks pending FCC disposition of a backlog of indecency and other complaints against the networks’ programming. The Company filed all of its applications for renewal in a timely manner prior to the applicable expiration dates and expects its applications will be approved as the FCC works through its backlog.

While the Company strongly supports the complete elimination of all newspaper/broadcast cross-ownership restrictions, the FCC’s recent modification of the cross-ownership rule could contribute generally to increased realignments of media entities and the convergence of various types of media. The opportunity for realignments and convergence may benefit the Company but, as other companies also may realign their properties, regulatory changes also could increase competition in the Company’s markets and could adversely affect the Company’s future operating results.

A declining stock market and lower interest rates could affect the value of the Company’s retirement plan assets and increase its retirement obligations. An unexpected rise in health care costs would adversely impact the Company’s postretirement obligations.

The Company has a funded, qualified non-contributory defined benefit retirement plan which covers substantially all employees hired before January 1, 2007, and non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage available to certain executives. There is also an unfunded plan that provides certain health and life insurance benefits to retired employees who were hired prior to 1992 and a retirement medical savings account established as of January 1, 2007. Two significant elements in determining pension expense are the expected return on plan assets and the discount rate used in projecting benefit obligations. Large declines in the stock market and lower rates of return could increase the Company’s expense and cause additional cash contributions to the pension plan. The Company mitigated this risk by freezing the service accrual in the defined benefit retirement plan effective January 1, 2007.

The Company currently anticipates that the annual growth rate in the per capita costs of covered health care benefits will decrease gradually between 2008 and 2014; however should the actual growth rate deviate significantly from this assumption, the Company’s postretirement obligations could increase.

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

The headquarters buildings of Media General, Inc., and the Richmond Times-Dispatch are owned by the Company and are adjacent to one another in Richmond, Virginia. The Company owns a third adjacent building which houses the Interactive Media Division’s and Broadcast Division’s management. The Richmond newspaper is printed at a production and distribution facility in Hanover County, Virginia, near Richmond. The Company owns eight other daily newspapers in Virginia, all of which are printed in or around their respective cities at production and distribution facilities. The Tampa, Florida, newspaper is located in a single unit production plant and office building. The headquarters of the Company’s Brooksville and Sebring, Florida, daily newspapers are located on leased property in their respective cities. The Winston-Salem newspaper is headquartered in one facility in downtown Winston-Salem; its newspaper is printed at a nearby production and distribution facility. The remaining twelve daily newspapers (seven in North Carolina, three in Alabama, and one each in South Carolina and Florida) are printed at production and distribution facilities located in or around their respective cities. The Company owns substantially all of its newspaper production equipment, production buildings and the land where these production facilities reside.

The Company’s broadcast television station, WFLA-TV in Tampa, Florida, owns its headquarters and studio building; this building adjoins The Tampa Tribune. This structure also serves as a multimedia news center where efforts are combined and information is shared among The Tampa Tribune, WFLA-TV and TBO.com.

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

The Interactive Media Division primarily operates out of and in conjunction with the Publishing and Broadcast properties but does lease space in Dallas, Texas for its advergaming operations.

The Company considers all of its properties, together with the related machinery and equipment contained therein, to be well maintained, in good operating condition, and adequate for its present needs. The Company continually evaluates future needs and from time-to-time will undertake significant projects to replace or upgrade facilities. New facilities in Bristol, Virginia and Opelika, Alabama were put in service in 2006. Projects in Lynchburg, Virginia and Myrtle Beach, South Carolina are expected to be completed in 2008.

Item 3.	Legal Proceedings

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

Name	Age	Position and Office	Year First Took Office*
J. Stewart Bryan III	69	Chairman	1985

Marshall N. Morton	62	President and Chief Executive Officer	1989

O. Reid Ashe, Jr.	59	Executive Vice President and Chief Operating Officer	2001

H. Graham Woodlief, Jr.	63	Vice President, President of Publishing Division	1989

James A. Zimmerman	61	Vice President, President of Broadcast Division	2001

C. Kirk Read	38	Vice President, President of Interactive Media Division	2007

Stephen Y. Dickinson	62	Controller and Chief Accounting Officer	1989

George L. Mahoney	55	Vice President, General Counsel and Secretary	1993

Lou Anne J. Nabhan	53	Vice President, Corporate Communications	2001

John A. Schauss	52	Vice President - Finance and Chief Financial Officer	2001

James F. Woodward	48	Vice President, Human Resources	2005

*	The year indicated is the year in which the officer first assumed an office with the Company.

Officers of the Company are elected at the Annual Meeting of the Board of Directors to serve, unless sooner removed, until the next Annual Meeting of the Board of Directors and/or until their successors are duly elected and qualified.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Reference is made to page 49 of the 2007 Annual Report to Stockholders, which is incorporated herein by reference, for information required by this item.

Item 6.	Selected Financial Data

Reference is made to page 50 of the 2007 Annual Report to Stockholders, which is incorporated herein by reference, for information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to pages 19 through 25 of the 2007 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Reference is made to pages 23, 34, and 38 of the 2007 Annual Report to Stockholders, which are incorporated herein by reference, for information required by this item.

Item 8.	Financial Statements and Supplementary Data

Consolidated financial statements of the Company as of December 30, 2007, and December 31, 2006, and for each of the three fiscal years in the period ended December 30, 2007, and the independent registered public accounting firm’s report thereon, as well as the Company’s unaudited quarterly financial data for the fiscal years ended December 30, 2007, and December 31, 2006, are incorporated herein by reference from the 2007 Annual Report to Stockholders pages 28 through 49.

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

The Company’s attestation report on internal control over financial reporting as of December 30, 2007, and the independent registered public accounting firm’s report on internal control over financial reporting as of December 30, 2007, are incorporated herein by reference from the 2007 Annual Report to Stockholders pages 26 and 27.

During the second quarter of 2007, the Company completed the installation and integration of an advertising and billing system at its third largest Publishing operation and several smaller newspapers which will upgrade information system capabilities, improve business processes and expand customer service opportunities. In addition to these objectives, the new system will result in enhanced internal controls. This new system has already been successfully installed at the Company’s two largest Publishing operations and will be rolled out to the Company’s remaining newspapers and certain online operations through the third quarter of 2009.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 24, 2008, with respect to directors, executive officers, Code of Business Conduct and Ethics, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, except as to certain information regarding executive officers included in Part I.

Item 11.	Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 24, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 24, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 24, 2008.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 24, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. and 2. Financial Statement Schedules

The financial statements and schedules listed in the accompanying index to financial statements and financial schedules are filed as part of this annual report.

3. Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of this annual report.

Index to Financial Statements and Financial Statement Schedules—Item 15(a)

	Form 10-K	Annual Report to Stockholders
Media General, Inc. (Registrant)
Report of management on Media General, Inc.’s internal control over financial reporting		26
Report of independent registered public accounting firm on internal control over financial reporting		27
Report of independent registered public accounting firm		28
Consolidated statements of operations for the fiscal years ended December 30, 2007, December 31, 2006, and December 25, 2005		29
Consolidated balance sheets at December 30, 2007, and December 31, 2006		30-31
Consolidated statements of stockholders’ equity for the fiscal years ended December 30, 2007, December 31, 2006, and December 25, 2005		32
Consolidated statements of cash flows for the fiscal years ended December 30, 2007, December 31, 2006, and December 25, 2005		33
Notes 1 through 11 to the consolidated financial statements		34-48
Schedule:
II—Valuation and qualifying accounts and reserves for the fiscal years ended December 30, 2007, December 31, 2006, and December 25, 2005	15

	Form 10-K	Annual Report to Stockholders
SP Newsprint Co. (Unconsolidated affiliate)
Report of independent auditors	18
Consolidated balance sheets at December 30, 2007, and December 31, 2006	19-20
Consolidated statements of operations for the fiscal years ended December 30, 2007, December 31, 2006, and December 25, 2005	21
Consolidated statements of partners’ capital for the fiscal years ended December 30, 2007, December 31, 2006, and December 25, 2005	22
Consolidated statements of cash flows for the fiscal years ended December 30, 2007, December 31, 2006, and December 25, 2005	23
Notes to consolidated financial statements	24-35

Schedules other than Schedule II, listed above, are omitted since they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

The consolidated financial statements of Media General, Inc. listed in the above index which are included in the Annual Report to Stockholders of Media General, Inc., for the fiscal year ended December 30, 2007, are incorporated herein by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Parts I, II and III, the 2007 Media General, Inc. Annual Report to Stockholders is not deemed filed as part of this report.

Media General, Inc.

Schedule II—Valuation and Qualifying Accounts and Reserves

Fiscal Years Ended December 30, 2007, December 31, 2006, and December 25, 2005

(in thousands)	Balance at Beginning of period (a)	Additions charged to expense-net (a)	Deductions Net (a)	Transfers (b)	Balance at end of period (a)
2007
Allowance for doubtful accounts	$6,519	$5,916	$(6,393)	$31	$6,073

2006
Allowance for doubtful accounts	$5,839	$5,834	$(5,496)	$342	$6,519

2005
Allowance for doubtful accounts	$5,752	$5,970	$(5,899)	$16	$5,839

(a)	Amounts presented for continuing operations for all periods.
(b)	Amounts associated with acquisitions of businesses.

CONSOLIDATED FINANCIAL STATEMENTS

SP Newsprint Co. and Subsidiaries

Years Ended December 30, 2007 and December 31, 2006

With Report of Independent Auditors

An Unconsolidated Affiliate of Media General, Inc.

SP Newsprint Co. and Subsidiaries

Consolidated Financial Statements

Years Ended December 30, 2007 and December 31, 2006

Report of Independent Auditors

The Partners

SP Newsprint Co. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SP Newsprint Co. (a Georgia Partnership) and subsidiaries as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SP Newsprint Co. and subsidiaries at December 30, 2007 and December 31, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2007, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1, the accompanying financial statements have been prepared assuming that SP Newsprint Co. will continue as a going concern. The Company’s revolving credit facility, which had an outstanding balance at December 30, 2007 of $19,850,000, is due and payable on May 30, 2008. In addition, the Company is in violation of a covenant pursuant to its Credit Agreement. At December 30, 2007, there were letters of credit issued under the Credit Agreement totaling $143 million used to support the Company’s Industrial Revenue Bond (IRB) debt of $138,250,000. Accordingly, the IRB balance has been classified as a current liability in the accompanying balance sheet as of December 30, 2007. The Company does not currently have the funds to repay the revolving credit facility and the IRB debt, nor does it have a commitment from a lender to refinance these amounts. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s owners have entered into a definitive agreement to sell all of their partnership interests in the Company, and the sale is scheduled to close during 2008. However, there can be no assurances that such sale will be consummated. The 2007 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

As discussed in Note 4, effective December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).

/s/ Ernst & Young LLP

Atlanta, Georgia
January 22, 2008

SP Newsprint Co. and Subsidiaries

Consolidated Balance Sheets

	December 30, 2007	December 31, 2006
	(In Thousands)
Assets
Current assets:
Cash	$17	$18
Trade receivables, net of allowance for doubtful accounts of $170 for 2007 and 2006	58,636	54,175
Trade receivables from affiliates	15,936	19,980
Other receivables	1,592	629
Inventories (Note 2)	38,608	35,270
Prepaid expenses	5,603	2,799

Total current assets	120,392	112,871

Property, plant, and equipment:
Land	13,425	14,425
Land improvements	14,350	14,506
Buildings and leasehold improvements	51,414	52,395
Machinery, equipment, and other	928,402	911,807
Construction-in-progress	3,235	7,108

	1,010,826	1,000,241
Less accumulated depreciation	(663,631)	(622,095)

	347,195	378,146

Goodwill, net (Note 2)	—	10,989
Other, including deferred charges	1,887	4,627

Total assets	$469,474	$506,633

See accompanying notes.

	December 30, 2007	December 31, 2006
	(In Thousands)
Liabilities and partners’ capital
Current liabilities:
Short-term borrowings and current portion of long-term debt (Note 3)	$158,370	$—
Accounts payable	27,549	16,721
Accrued liabilities:
Compensation and related amounts	15,566	17,180
Interest	1,953	473
Other	30,148	25,713

Total current liabilities	233,586	60,087

Liability for pension benefits (Note 4)	25,556	37,807
Liability for postretirement benefits (Note 4)	23,468	19,865
Other liabilities	2,818	2,459

Long-term debt, less current portion (Note 3)	—	138,520

Commitments and contingencies (Note 5)

Partners’ capital	196,359	271,298
Accumulated other comprehensive loss	(12,313)	(23,403)

Total partners’ capital	184,046	247,895

Total liabilities and partners’ capital	$469,474	$506,633

See accompanying notes.

SP Newsprint Co. and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	December 30, 2007	December 31, 2006	December 25, 2005
	(In Thousands)
Net sales:
Third parties	$430,381	$487,541	$457,579
Affiliates	141,744	150,836	126,582

Total net sales	572,125	638,377	584,161

Cost of goods sold	572,650	553,868	533,386

Gross (loss) profit	(525)	84,509	50,775

Selling, general, and administrative expenses	30,815	38,229	33,240
Goodwill impairment (Note 2)	10,989	—	—

Income (loss) from operations	(42,329)	46,280	17,535

Interest expense	(14,896)	(13,959)	(13,558)
Interest income	276	303	141
Loss related to derivative investments	—	(238)	(377)
Other expense	(2,990)	(824)	(1,241)

Net income (loss)	$(59,939)	$31,562	$2,500

See accompanying notes.

SP Newsprint Co. and Subsidiaries

Consolidated Statements of Partners’ Capital

(In Thousands)

	Invested Capital	Net Income Since Inception	Cash Distributions Since Inception	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 26, 2004	$66,000	$357,414	$(180,178)	$(1,233)	$242,003
Net income	—	2,500	—	—	2,500
Minimum pension liability	—	—	—	(598)	(598)

Comprehensive income	—	—	—	—	1,902

Balance at December 25, 2005	66,000	359,914	(180,178)	(1,831)	243,905
Net income	—	31,562	—	—	31,562
Minimum pension liability	—	—	—	671	671

Comprehensive income	—	—	—	—	32,233
Adjustment to initially adopt SFAS 158	—	—	—	(22,243)	(22,243)
Return of Partners’ Capital	(6,000)	—	—	—	(6,000)

Balance at December 31, 2006	60,000	391,476	(180,178)	(23,403)	247,895
Net loss	—	(59,939)			(59,939)
Net change in unrecognized prior service cost, actuarial loss, and transition assets	—	—	—	11,090	11,090

Comprehensive loss	—	—	—	—	(48,849)
Return of Partners’ Capital	(15,000)	—	—	—	(15,000)

Balance at December 30, 2007	$45,000	$331,537	$(180,178)	$(12,313)	$184,046

See accompanying notes.

SP Newsprint Co. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	December 30, 2007	December 31, 2006	December 25, 2005
	(In Thousands)
Operating activities
Net (loss) income	$(59,939)	$31,562	$2,500
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	43,722	43,498	42,278
Amortization	1,763	1,689	1,640
Goodwill impairment	10,989	—	—
Recognition of loss on derivative instruments	—	238	377
Net gain on sale of property and equipment	(1,720)	—	—
Changes in operating assets and liabilities
Trade and other receivables	(1,380)	5,445	(12,835)
Inventories	(3,338)	(2,715)	133
Prepaid expenses	(2,804)	765	(228)
Other assets	976	263	1,041
Accounts payable, accrued, and other liabilities	14,946	1,141	456

Net cash provided by operating activities	3,215	81,886	35,362

Investing activities
Purchase of property, plant, and equipment	(25,298)	(12,155)	(21,779)
Proceeds from the sale of property and equipment	14,247	—	—

Net cash used in investing activities	(11,051)	(12,155)	(21,779)

Financing activities
Return of Partners’ Capital	(15,000)	(6,000)	—
Net changes in cash overdraft	2,985	(673)	3,533
Repayment of bank loan financing	—	—	(2,250)
Short-term borrowings, net	19,850	—	—
Repayment of long-term debt	—	(63,063)	(14,437)
Cost of new financing	—	—	(659)

Net cash provided by (used in) financing activities	7,835	(69,736)	(13,813)

Net decrease in cash	(1)	(5)	(230)
Cash at beginning of year	18	23	253

Cash at end of year	17	18	23

Supplemental disclosure
Interest paid	$14,896	$15,372	$14,097

See accompanying notes.

SP Newsprint Co. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization and Operation of Partnership

SP Newsprint Co. (the Company) is a Georgia partnership that operates newsprint paper mills (one in Dublin, GA and one in Newberg, OR) under an agreement ultimately among Cox Enterprises, Inc., The McClatchy Company, and Media General, Inc. (the Partners). The Company produces recycled newsprint that is sold to a variety of newspaper publishers mainly in the southeastern and western United States.

The Partners have committed to purchase a portion of the mills’ annual output with minimums as follows: Cox Enterprises, Inc. – 75,000 tons, The McClatchy Company – 90,000 tons, and Media General, Inc. – 35,000 tons. On an annual basis, the Partners may elect to purchase additional tonnage. Approximately 28%, 24%, and 22%, of the Company’s revenues in 2007, 2006, and 2005, respectively, were from sales to the Partners. As of December 30, 2007 and December 31, 2006, the Company held accounts receivable from these Partners of $15,936,000 and $19,980,000, respectively.

Agreement to Sell Partnership Interests

On January 18, 2007, the Partners entered into an agreement to sell 100% of their partnership interests to certain affiliates of Peter Brant, who is the controlling shareholder of White Birch Paper Company (White Birch Paper), for $350 million in an all-cash transaction. Pending the receipt of regulatory approval, the acquisition is expected to close during the first four months of 2008. Subject to obtaining certain consents, it is expected that the Company will become a subsidiary of White Birch Paper.

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s revolving credit facility, which had an outstanding balance at December 30, 2007 of $19,850,000, is due and payable on May 30, 2008. In addition, the Company is in violation of a covenant pursuant to its Credit Agreement (Agreement). At December 30, 2007, there were letters of credit issued under the Agreement totaling $143 million used to support the long-term classification of the Company’s Industrial Revenue Bond (IRB) debt of $138,250,000 in the event that the bondholders required a redemption during a periodic interest reset date. Accordingly, the IRB balance has been classified as a current liability in the accompanying balance sheet as of December 30, 2007. The Company does not currently have the funds to repay the revolving credit facility and the IRB debt, nor does it have a commitment from a lender to refinance these amounts. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As described above, the Partners have entered into a definitive agreement to sell all of the partnership interests in the Company. However, there can be no assurances that such sale will be consummated. The 2007 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SP Recycling Corp. (SPRC), a Georgia Corporation. All significant intercompany balances and transactions have been eliminated.

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

Collective Bargaining Arrangements

At December 30, 2007, the Company had approximately 659 hourly and 163 salaried employees. Approximately 224 hourly employees at the Company’s Newberg, Oregon mill are represented by the Association of Western Pulp and Paper Workers (the Union). The existing agreement with the Union expires on March 31, 2008.

Cash

The carrying amounts reported in the balance sheet for cash approximates its fair value.

Inventories

Inventories at year-end consisted of the following (in thousands):

	December 30, 2007	December 31, 2006
Old newspapers	$5,751	$5,095
Materials and supplies	26,296	25,685
Finished goods	5,369	3,889
Other	1,192	601

	$38,608	$35,270

Old newspapers (ONP), materials and supplies, and finished goods are valued at the lower of moving average cost or net realizable value. Other inventories are valued at the lower of first-in, first-out cost or net realizable value.

ONP is the primary fiber source utilized by the Company in producing newsprint. As with newsprint, ONP costs are highly cyclical and subject to significant change. To help ensure an adequate supply of ONP, the Company operates recycling centers that procure a material portion of its ONP requirements.

Depreciation, Maintenance, and Repairs

Property, plant, and equipment are stated at cost. For financial reporting purposes, depreciation is determined by the straight-line method using the following estimated useful lives:

Land improvements	10-20 years
Buildings	30-45 years
Machinery and equipment	3-20 years

Expenditures for maintenance and repairs are charged to expense as incurred. Maintenance and repairs expenses totaled $40,025,000, $45,160,000, and $42,792,000 during 2007, 2006, and 2005, respectively, and are included in cost of goods sold. Expenditures for renewals and betterments are capitalized and depreciated over the related estimated useful lives indicated above.

Capitalized Interest

The Company capitalizes interest on borrowed funds during major construction. Such interest is allocated to property, plant, and equipment accounts and amortized over the related estimated useful lives indicated above. The amount of interest capitalized was not significant in 2007, 2006, and 2005.

Shipping and Handling Costs

The Company classified shipping and handling costs of $42,893,000, $43,338,000, and $39,488,000 as a component of cost of goods sold during 2007, 2006, and 2005, respectively.

Income Taxes

The Company is a partnership for income tax purposes. Accordingly, no income taxes are payable or provided for by the Company. Instead, taxable income, credits, etc., are allocated to the Partners and are included in their income tax returns. SPRC is subject to income taxes. Income tax expense for SPRC in 2006 and 2005 was not material. In 2007, SPRC had income tax expense of approximately $2,400,000. A substantial portion of SPRC’s taxable income resulted from the sale of property and equipment which resulted in a gain of approximately $3,200,000. Historically, SPRC has not generated significant taxable income and income tax expense for SPRC has not been material.

On January 1, 2007, the company adopted Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The adoption of FIN No. 48 on January 1, 2007 did not result in a material impact on the consolidated financial statements.

Goodwill

The Company accounts for goodwill in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, which requires companies to test goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value based approach.

During 2007, the Partners offered the Company for sale and received bids from interested buyers which indicated that the carrying value of one of its reporting units was less than its fair value. Factors which contributed to the decline in fair value of the reporting unit include a declining trend in the sales price of newsprint products and increasing operational costs such as the cost of fuel and raw materials. The Company performed its annual assessment of goodwill under SFAS 142 during the fourth quarter of 2007 and determined that a complete impairment existed. Accordingly, the Company recorded a goodwill impairment charge of approximately $11.0 million that was recorded in 2007.

Deferred Charges

Deferred charges, stated at cost less amortization, include loan procurement costs that are capitalized and amortized over the term of the related loan. Deferred charges were $9,027,000 and $8,637,000 as of December 30, 2007 and December 31, 2006, respectively. Accumulated amortization of deferred charges was $7,228,000 and $5,464,000 at December 30, 2007 and December 31, 2006, respectively.

Major Customers and Credit Concentration

The Company’s sales to The McClatchy Company, one of its Partners, represented approximately 14%, 11%, and 7% of net sales in 2007, 2006, and 2005, respectively. Receivables from The McClatchy Company were $9,576,000 and $13,058,000 at December 30, 2007 and December 31, 2006, respectively. Receivables from Media News Corporation were $8,200,000 and $3,705,000 at December 30, 2007 and December 31, 2006, respectively. Receivables from Media Procurement Services (Scripps-Howard) were $7,072,000 and $4,146,000 at December 30, 2007 and December 31, 2006, respectively. The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Receivables are generally due within 60 days. Credit losses have not been significant.

Revenue Recognition

The Company recognizes revenue when title passes to the buyer, which is upon shipment, and persuasive evidence of an arrangement exists, fees are fixed or determinable, and collectibility is reasonably assured.

Segment Reporting

As of December 30, 2007, the Company operated two newsprint mills in the United States as part of a single operating segment. The mills provide similar products. The facilities also possess similar long-term expected financial performance characteristics. Revenues from the mills are derived principally from newsprint sales to a variety of newspaper publishers mainly in the southeastern and western United States.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

Fiscal Year

The Company’s financial reporting period consists of a five-week period and two four-week periods per quarter, with an extra five-week period recognized in the fourth quarter every six years. Accordingly, the Company’s fiscal year ends on the last Sunday of December, as defined. The Company’s fiscal year consisted of 52 weeks in 2007, 53 weeks in 2006, and 52 weeks in 2005.

Reclassifications

Certain prior year balances have been reclassified to conform to the current presentation.

3. Debt

Outstanding debt at year-end consisted of the following (in thousands):

	December 30, 2007	December 31, 2006
Term Loan Facility – due 2005 – 2010	$—	$—
Revolving Credit Facility – expiring 2008	19,850	—
2001 Industrial Revenue Bonds – due 2026	38,000	38,000
2000 Industrial Revenue Bonds – due 2025	40,520	40,520
1997 Industrial Revenue Bonds – due 2017	35,000	35,000
1993 Industrial Revenue Bonds – due 2013	25,000	25,000

	158,370	138,520
Less current portion	158,370	—

	$—	$138,520

Scheduled calendar maturities of long-term debt at December 30, 2007, are outlined in the table above. However, all outstanding balances are reported as current as of December 30, 2007 as a result of a violation of a covenant in the Company’s Agreement. There are $143 million of letters of credit issued under the Agreement supporting the Industrial Revenue Bond debt.

The Company amended and restated their Agreement on January 9, 2004. The Company amended the Agreement on April 19, 2005, and again on October 11, 2007. Prior to the October 11, 2007 amendment, the facility was comprised of a $225 million term loan, of which $143 million is used to support letters of credit for the Company’s IRB debt, and a $75 million revolving credit facility subject to certain restrictions. The proceeds from the facility were used to refinance existing debt, pay related fees associated with the refinancing and provide working capital and letters of credit for the general operations of the Company. Interest accrues at a risk-adjusted LIBOR based rate. Pursuant to the October 11, 2007 amendment, the revolving credit facility was reduced to a $26 million facility. At December 30, 2007, there was no borrowing availability under the $225 million term loan, and there was $6.2 million available under the revolving credit facility. At December 30, 2007, the revolving facility and the term loan expiration dates were January 9, 2008 and January 9, 2010, respectively. Subsequent to year end on January 7, 2008, the Company amended the credit facility to extend the maturity of the revolving credit facility to May 30, 2008.

Interest on borrowings under the Agreement is based, at the Company’s option, on the Base Rate or Eurodollar Rate plus various percentages, depending upon leverage, all as defined. The Company did not borrow on its Term Loan Facility during 2007. The average interest rate for borrowings under the Agreement’s term loan was 7.57% as of December 30, 2006. The interest rate for borrowings under the Agreement’s revolving credit facility was 10.00% and 10.25% as of December 30, 2007 and December 31, 2006, respectively.

Borrowings under the Agreement are secured by substantially all assets of the Company. The Agreement contains various covenants, including a debt to capital ratio and a consolidated interest coverage ratio with which the Company is required to remain in compliance. The Agreement also contains restrictions pertaining to distributions of cash to Partners and additional indebtedness.

As of December 30, 2007, the Company was in compliance with all covenants, as amended, except for an affirmative covenant to its Agreement which states that audited financial statements are to be reported within 90 days after the end of each fiscal year without a “going concern” or like qualification or exception. The Company’s projections for 2008 indicate that the Company will remain in compliance with the covenants through the revolving credit facility maturity on May 30, 2008.

The Company’s IRBs bear interest at variable rates ranging from 7.24% to 7.28% at December 30, 2007, and 6.22% to 6.29% at December 31, 2006. Interest rates on the IRBs are reset periodically (daily basis or weekly basis). At such reset dates, the bondholders may require the Company to redeem the IRBs. The IRBs are secured by letters of credit provided by banks in connection with the Agreement which require the banks to purchase any IRBs presented by the bondholders and provide financing for a period of at least one year, subject to ongoing compliance with the various covenants mentioned above. As discussed in the preceding paragraph, the Company is not in compliance with a covenant under the Agreement. As a result, the amounts outstanding under the IRBs as of December 30, 2007 are classified as current liabilities in the consolidated balance sheets.

At December 30, 2007 and December 31, 2006, the Company had outstanding letters of credit of $142,742,000 supporting the IRB debt. As of December 30, 2007, the Company had an additional $1,675,000 of outstanding letters of credit. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

4. Employee Benefit Plans

The Company has non-contributory defined benefit plans that cover substantially all employees. These plans include a non-bargaining employee plan with benefits based on years of service and the employee’s compensation during his highest consecutive five years of compensation during the last ten years of employment and a bargaining employee plan with benefits based upon years of service. The Company contributes an amount that is not less than the minimum funding or more than the maximum deductible amount to these plans.

In December 2007, the Company amended one of its pension plans to freeze the years of benefit service used for purposes of calculating a participant’s plan benefit. The amendment is effective as of December 31, 2007.

The Company has a supplemental executive retirement plan (SERP) for members of management. The Company funds the cost of the plan on a pay-as-you-go basis.

Substantially all employees retiring from the Company on or after attaining age 55, who have rendered at least ten years of service (as defined) after age 44, are entitled to certain post-retirement health care and life insurance benefits (OPEB). These benefits are subject to deductibles, co-payment provisions, and other limitations. The Company may amend or change the plan periodically. Effective January 1, 2002, the plan was amended to limit the maximum annual per capita cost per participant paid by the Company to 150% of the amount the Company provided as of January 1, 2002. Employees joining the Company on or after January 1, 2002, are not eligible to participate in the plan. The actuarially determined expected cost of these benefits is charged to expense during the years that the employees render service and earn the benefits. The Company funds these costs on a pay-as-you-go basis.

All bargaining employees retiring from the Company on or after attaining age 55 who have rendered at least ten years of service after November 10, 1999, are entitled to post-retirement health care up to age 65 and a $5,000 death benefit.

Adoption of SFAS 158

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of Statement 87, all of which were previously netted against the plan’s funded status in the Company’s statement of financial position pursuant to the provisions of Statement 87. These amounts will be subsequently recognized as net periodic pension costs pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.

Included in accumulated other comprehensive income at December 30, 2007, are the following amounts that have not yet been recognized in net periodic pension cost (in thousands):

	Pension Benefits
	December 31, 2006	Losses (Gains) Arising During the Year	Reclassification Adjustments	December 30, 2007
Transition asset	$(178)	$—	$93	$(85)
Prior service cost	1,347	232	(203)	1,376
Actuarial loss	18,976	(11,784)	(770)	6,422

	OPEB Benefits
	December 31, 2006	Losses (Gains) Arising During the Year	Reclassification Adjustments	December 30, 2007
Transition asset	$—	$—	$—	$—
Prior service cost	(1,025)	—	151	(874)
Actuarial loss	4,283	1,684	(493)	5,474

The transition asset, prior service cost, and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year-ended December 30, 2008, is as follows (in thousands):

	Pension Benefits	OPEB Benefits
Transition asset	$(85)	$—
Prior service cost	201	(151)
Actuarial loss	—	327

Reconciliation of Funded Status and Accumulated Benefit Obligation

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plans assets for the year ended December 30, 2007, and the accumulated benefit obligation at December 30, 2007, for the Company’s defined benefit pension, defined benefit union pension, SERP, and OPEB plans in the consolidated balance sheet at year end (in thousands) is as follows:

	Pension Benefits		OPEB Benefits
	2007	2006	2007	2006
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$100,404	$92,556	$20,768	$18,141
Service cost	4,512	4,502	1,357	1,419
Interest cost	6,218	5,753	1,416	1,160
Plan participant contributions	—	—	156	131
Plan amendments	232	—	—	—
Actuarial (gain) loss	(12,292)	800	1,767	843
Benefits paid	(2,982)	(3,207)	(743)	(1,053)
Change in claim reserve	—	—	(91)	92
Retiree drug subsidy paid	—	—	7	35

Projected benefit obligation at end of year	$96,092	$100,404	$24,637	$20,768

	Pension Benefits		OPEB Benefits
	2007	2006	2007	2006
Change in Plan Assets
Fair value of plan assets at beginning of year	$61,781	$51,443	$—	$—
Actual return on plan assets	4,599	7,440	—	—
Employer contributions	6,577	6,105	587	922
Plan participants’ contributions	—	—	156	131
Benefits paid	(2,982)	(3,207)	(743)	(1,053)

Fair value of plan assets at end of year	$69,975	$61,781	$—	$—

Funded Status	$(26,117)	$(38,623)	$(24,637)	$(20,768)

The underfunded status of Company’s defined benefit pension, defined benefit union pension, SERP, and OPEB plans is recognized in the accompanying statement of financial position as current accrued other liabilities of $1,730,000 and long-term liabilities for pension benefits and postretirement benefits of $25,556,000 and $23,468,000, respectively, at December 30, 2007. The underfunded status of Company’s defined benefit pension, defined benefit union pension, SERP, and OPEB plans was recognized as current accrued other liabilities of $1,719,000 and long-term liabilities for pension benefits and postretirement benefits of $37,807,000 and $19,865,000, respectively, at December 31, 2006. No plan assets are expected to be returned to the Company during the fiscal year-ended December 31, 2008. The accumulated benefit obligation for the Company’s defined benefit pension, defined benefit union pension, SERP plans was $80,507,000 and $78,491,000 at December 30, 2007 and December 31, 2006, respectively.

Pension plan assets consist of a combination of short-term investments with financial institutions, equity investments, and U.S. government treasury bonds.

The following table sets forth the actuarial assumptions used in determining the actuarial present value of the projected benefit obligations:

	Pension Benefits		OPEB Benefits
	2007	2006	2007	2006
Discount rate	6.50%	6.25%	6.50%	6.25%
Health care cost trend rate at year end	—	—	9.00%	9.00%
Ultimate health care cost trend rate	—	—	5.00%	5.00%
Rate of salary increase	3.00%	4.00%	3.00%	4.00%

As a result of changes in certain assumptions, as noted in the table above, in determining the actuarial present value of the projected benefit obligation as of December 30, 2007 as well as the pension plan amendment previously discussed, the Company recognized an actuarial gain of approximately $12.3 million in the current period.

The asset allocation for the Company’s pension plans at the end of 2007 and 2006, and the target allocation for 2008, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets at Year End
	2008	2007	2006
Asset Category
Equity securities	50%–70%	59%	62%
Fixed income securities	30%–50%	41%	38%

Total		100%	100%

As plan sponsor of the pension plans, the Company’s investment strategy is to achieve a rate of return on the plans’ assets that, over the long-term, will fund the plans’ benefit payments and will provide for other required amounts in a manner that satisfies all fiduciary responsibilities. A determinant of the plans’ returns is the asset allocation policy. The Company reviews the plans’ asset mix periodically, at least annually, to rebalance within the target (50% – 70% equity, 30% – 50% fixed income) mix guidelines. The Company also periodically evaluates each investment manager to determine if that manager has performed satisfactorily when compared to the defined objectives, similarly invested portfolios, and specific market indices.

The Company’s pension and OPEB recognized for each year are set forth in the following table (in thousands):

	Pension Benefits			OPEB Benefits
	2007	2006	2005	2007	2006	2005
Components of net periodic pension cost
Service cost	$4,512	$4,502	$4,011	$1,357	$1,419	$1,372
Interest cost	6,218	5,753	5,085	1,416	1,160	981
Expected return on assets	(5,107)	(4,306)	(3,700)	—	—	—
Amortization of:
Prior service cost (benefit)	203	177	176	(151)	(151)	(151)
Actuarial loss	770	1,033	589	493	272	97
Transition asset	(93)	(92)	(92)	—	—	—

Net periodic pension cost	$6,503	$7,067	$6,069	$3,115	$2,700	$2,299

For the OPEB plan, a one percentage point increase in the assumed health care cost trend rate would have increased the Accumulated Benefit Obligation (ABO) by $2,166,000 at December 30, 2007, and increased the aggregate service and interest cost components of postretirement benefit expense for 2007 by $262,000. A one percentage point decrease in the assumed health care cost trend rate would have decreased the ABO by $1,910,000 at December 30, 2007, and decreased the aggregate service and interest cost components of postretirement benefit expense for 2007 by $231,000.

The following table includes amounts expected to be contributed to the Plans by the Company and the gross amount of the Medicare Part D subsidiary receipts. It reflects benefit payments which are made from the Plans’ assets as well as those made directly from the Company’s assets and includes the participants’ share of the costs, which is funded by participant contributions. The amounts in the table are actuarially determined and reflect the Company’s best estimate given its current knowledge; however, actual amounts could be materially different.

	Pension Benefits	OPEB Benefits
	(In Thousands)
Employer contributions
2008 (expectation) to plan	$5,461	$—
2008 (expectation) to participant benefits	560	1,170

Expected benefit payments
2008	3,048	1,295
2009	3,288	1,387
2010	3,561	2,063
2011	4,089	2,229
2012	4,450	2,300
2013-2017	31,917	13,879

Expected Medicare Part D reimbursements
2008	N/A	$88
2009	N/A	104
2010	N/A	116
2011	N/A	133
2012	N/A	147
2013-2017	N/A	1,049

The net periodic costs were determined using the following assumptions:

	Pension Benefits			OPEB Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%
Expected return on plan assets	8.00%	8.00%	8.00%	—	—	—
Compensation increase rate	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

The reasonableness of the expected return on the funded retirement plan assets was determined based on the average expected return on the portfolio and the allocation of the portfolio of assets held by the plans. The discount rate was established based on a dedicated bond portfolio which was calculated based on a hypothetical portfolio of high quality corporate bonds whose cash flows match the expected projected benefit obligation expected benefit payments under the plans.

The Company has a voluntary thrift plan for non-bargaining employees under which the Company will match 50% of employee contributions (which are limited for employer matching purposes to a maximum of 6% of annual salary). The Company’s thrift plan expense totaled $1,489,000, $1,264,000, and $1,400,000, in 2007, 2006, and 2005, respectively. The Company also has a voluntary savings plan for bargaining employees under which the Company will match 50% of employee contributions up to a maximum of $1,300 in a year.

5. Commitments and Contingencies

The Company leases office and warehouse space and equipment. Total rent expense was $7,712,000, $10,216,000, and $8,814,000, in 2007, 2006, and 2005, respectively.

In 2002, the Company entered into two sale-leaseback transactions for two gas turbines to be used in a cogeneration plant being built at the Newberg, Oregon plant. Total proceeds from the sale were approximately $29 million. There was no gain or loss related to the sale. Under the agreement, the Company has the option at the end of the lease terms to either renew the leases at then fair market rates, purchase the turbines at the fair market value during or at the end of the lease, or pay a fee and return the turbines to the lessors. The leases are being accounted for as operating leases. During 2007, the Company purchased one turbine at its contract value and subsequently sold it at a loss of $1,476,000, which was included in cost of goods sold in the accompanying consolidated statements of operations.

Future minimum lease payments under noncancellable operating leases, including the remaining gas turbine lease, with initial terms of one year or more consisted of the following at December 30, 2007:

2008	$7,875,000
2009	5,635,000
2010	4,159,000
2011	2,560,000
2012	2,048,000
Thereafter	1,092,000

Total minimum lease payments	$23,369,000

The Company has received notice from the Internal Revenue Service that a preliminary determination has been made that the interest on the Development Authority of Laurens County, Georgia Series 1993 Bonds and the Development Authority of Laurens County Series 1997 Bonds is includable in gross income of the bondholder for federal income tax purposes. The Company has not received a similar notice from the IRS with respect to the State of Oregon Economic Development Revenue Bonds Series 196, Series 197, Series 202 or Series 203; however, such State of Oregon Bonds are under examination by the IRS and based upon discussions and correspondence with the IRS, the Company expects to receive a similar preliminary adverse determination of taxability with respect to the Oregon Bonds.

The Company has requested a conference with the IRS to discuss the merits and legal issues in the case and the possibility of a closing agreement. At the present time, the outcome of those discussions is uncertain and there is no assurance that a closing agreement will be entered into between the Company and the IRS relating to either the Laurens County Bonds or the State of Oregon Bonds. The Company recorded a liability for bondholder exposure of $2,735,000 during 2007, representing its best estimate of the ultimate amount at which this matter can be settled.

In December 2000, the Company was notified of a claim against it by Smurfit Newsprint Corporation. The claim alleges that the Company is responsible for certain severance costs due union employees at its Newberg, Oregon mill as a result of Smurfit’s termination of its contract with the union in connection with the Company’s November 10, 1999 acquisition. During the 2005 year, the Company settled this claim for $635,000.

The Company and its subsidiaries are involved in various other legal proceedings, which are normal to its business. It is the opinion of management that the aforementioned actions and claims, if determined adversely to the Company, will not have a material impact on the financial condition or operations of the Company taken as a whole.

6. Financial Instruments

The carrying values of financial instruments such as cash, trade and other receivables, trade payables, and long-term debt approximate their fair values. Derivative financial instruments are carried at fair value unless they are related to normal purchases to be made in the ordinary course of business. Fair value is determined based on expected future cash flows, discounted at market interest rates, quotes from financial institutions, and other appropriate valuation methodologies.

The Company enters into certain derivative transactions designed to hedge risks associated with specific assets, liabilities or future transactions. The effectiveness of the derivative as a hedge is based on a high correlation between changes in its value and changes in the value of the underlying hedged item. The Company includes in operating results amounts received or paid when the underlying transaction settles. Derivatives are carried at fair value and are included in prepaid expense, other assets, and accrued liabilities on the balance sheet.

As of December 30, 2007, the Company had entered into an aggregate amount of $6,944,000 in contracts to purchase natural gas on a forward basis through December 29, 2008, at a weighted average price of $7.64 per MMBTU to satisfy approximately 29% of forecasted usage through December 29, 2008. These contracts expire on different dates through December 29, 2008. As of December 31, 2006, the Company had entered into an aggregate amount of $13,415,000 in contracts to purchase natural gas on a forward basis through December 31, 2007, at a weighted average price of $7.51 per MMBTU to satisfy approximately 49% of forecasted usage through December 31, 2007. These contracts expired on different dates through December 31, 2007. The Company has designated these contracts under the normal purchases exclusion in accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, the fair value of these instruments has not been recorded on the consolidated balance sheets. The purpose of entering into the natural gas contracts is to fix the price of purchasing natural gas for a portion of the Company’s production needs.

During 2004, the Company entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The interest agreement was a contract to exchange variable rate for fixed rate interest payments periodically over the life of the agreement based upon the underlying notional amount of the contract of $40,000,000. The swap expired on March 15, 2006. Changes in fair value were recorded as non operating expenses as a gain or loss on derivative transactions. The net cash paid or received on these agreements was accrued and recognized as gains related to derivative instruments.

7. Other Transactions with Partners

SPRC procures ONP from a variety of sources. Approximately $5.0 million, $6.2 million, and $7.7 million of ONP were purchased from the Partners in 2007, 2006, and 2005, respectively. This volume accounted for approximately 3.8%, 7.7%, and 9.0% of 2007, 2006, and 2005, respectively, ONP requirements.

8. Amounts Accrued under SERP and Unit Plan (UP)

As described in Note 1, on January 18, 2007, the Partners signed a definitive agreement to sell their partnership interests in the Company for $350 million. The purchase price is subject to adjustment in accordance with the terms of the Partnership Purchase Agreement including certain change in control provisions in the employment agreements of certain executives who participate in the Company’s SERP described in Note 4 and unit plan (UP), which is an incentive compensation program for executives. The change in control provisions of the employment agreements require the Partners to pay certain amounts related to liabilities recorded under the Company’s SERP and UP. These amounts are payable immediately before the close of sale transaction. As of December 30, 2007, approximately $10,740,000 and $1,889,000 are recorded under the SERP and UP plans, respectively, and are included in other liabilities in the accompanying balance sheet Based on the terms of the change in control provisions in the employment agreements of executives participating in the SERP and UP plans, the Company estimates that amounts to be paid under the SERP and UP plans upon the consummation of the sale of the Company will be approximately $9,900,000 and a range of $0 to $512,000 under the SERP and UP plans, respectively. If the sale of the Company is not consummated, the SERP and UP plans will remain in effect, and no amounts will be payable until participants become eligible for benefit payments in accordance with the provisions of the SERP and UP plans. In that case, the amount recorded represents management’s best estimate of the ultimate liability that should be accrued at December 30, 2007.

***** END OF UNCONSOLIDATED AFFILIATE FINANCIAL STATEMENTS *****

Index to Exhibits

Exhibit Number	Description
2.1	Stock and Asset Purchase Agreement, dated April 6, 2006, by and among Outlet Broadcasting, Inc., NBC Sub (WCMH), LLC, Birmingham Broadcasting (WVTM-TV), Inc., NBC WVTM License Company, NBC WNCN License Company, NBC WCMH License Company, NBC WJAR License Company, NBC Universal, Inc., and Media General, Inc., incorporated by reference to Exhibit 2.1 of Form 8-K filed on April 10, 2006.

2.2	First Amendment, dated June 26, 2006, to Stock and Asset Purchase Agreement dated April 6, 2006, by and among Outlet Broadcasting, Inc., NBC Sub (WCMH), LLC, Birmingham Broadcasting (WVTM-TV), Inc., NBC WVTM License Company, NBC WNCN License Company, NBC WCMH License Company, NBC WJAR License Company, NBC Universal, Inc., and Media General, Inc., incorporated by reference to Exhibit 2.1 of Form 8-K filed on June 27, 2006.

3 (i)	Articles of Incorporation of Media General, Inc., amended and restated as of May 28, 2004, incorporated by reference to Exhibit 3(i) of Form 10-Q for the fiscal period ended June 27, 2004.

3 (ii)	Bylaws of Media General, Inc., amended and restated as of May 28, 2004, incorporated by reference to Exhibit 3(ii) of Form 10-Q for the fiscal period ended June 27, 2004.

10.1	Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 2.2 of Registration Statement 2-56905.

10.2	Additional Form of Option to be granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 2 to Post-Effective Amendment No. 3 Registration Statement 2-56905.

10.3	Addendum dated January 1984, to Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.13 of Form 10-K for the fiscal year ended December 31, 1983.

10.4	Addendum dated June 19, 1992, to Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.15 of Form 10-K for the fiscal year ended December 27, 1992.

10.5	Addendum dated June 19, 1992, to Form of Option granted under the 1987 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.20 of Form 10-K for the fiscal year ended December 27, 1992.

10.6	Shareholders Agreement, dated May 28, 1987, between Mary Tennant Bryan, Florence Bryan Wisner, J. Stewart Bryan III, and as trustees under D. Tennant Bryan Media Trust, and Media General, Inc., D. Tennant Bryan and J. Stewart Bryan III, incorporated by reference to Exhibit 10.50 of Form 10-K for the fiscal year ended December 31, 1987.

10.7	Media General, Inc., Supplemental 401(K) Plan, amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.01 of Form 8-K filed on February 6, 2008.

10.8	Media General, Inc., Executive Supplemental Retirement Plan, amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.07 of Form 8-K filed on February 6, 2008.

10.9	Deferred Income Plan for Selected Key Executives of Media General, Inc., and form of Deferred Compensation Agreement thereunder dated as of December 1, 1984, incorporated by reference to Exhibit 10.29 of Form 10-K for the fiscal year ended December 31, 1989.

10.10	Media General, Inc., Management Performance Award Program, adopted November 16, 1990, and effective January 1, 1991, incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended December 29, 1991.

10.11	Media General, Inc., Deferred Compensation Plan, amended and restated as of January 1, 2008, incorporated by reference to Exhibit 10.04 of Form 8-K filed on February 6, 2008.

10.12	Media General, Inc., ERISA Excess Benefits Plan, amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.06 of Form 8-K filed on February 6, 2008.

10.13	Media General, Inc., 1995 Long-Term Incentive Plan, amended and restated as of April 26, 2007.

10.14	Media General, Inc., 1996 Employee Non-Qualified Stock Option Plan, amended as of December 31, 2001, incorporated by reference to Exhibit 10.14 of Form 10-K for the fiscal year ended December 26, 2004.

10.15	Media General, Inc., 1997 Employee Restricted Stock Plan, amended as of December 31, 2001, incorporated by reference to Exhibit 10.15 of Form 10-K for the fiscal year ended December 26, 2004.

10.16	Media General, Inc., Directors’ Deferred Compensation Plan, amended and restated as of November 16, 2001, incorporated by reference to Exhibit 10.16 of Form 10-K for the fiscal year ended December 26, 2004.

10.17	Form of an executive life insurance agreement between the Company and certain executive officers (who were participants on or before November 19, 2007), incorporated by reference to exhibit 10.17 of Form 10-K for the fiscal year ended December 29, 2002.

10.18	Media General, Inc., Executive Automobile Program, incorporated by reference to Exhibit 10.18 of Form 10-K for the fiscal year ended December 26, 2004.

10.19	Media General, Inc., Executive Financial Planning and Income Tax Program, amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.08 of Form 8-K filed on February 6, 2008.

10.20	Media General, Inc., Executive Health Program adopted November 22, 2004, incorporated by reference to Exhibit 10.20 of Form 10-K for the fiscal year ended December 26, 2004.

10.21	Media General, Inc., Stock Appreciation Rights Plan adopted January 31, 2007, incorporated by reference to Exhibit 10.01 of Form 8-K filed on February 5, 2007.

10.22	Media General, Inc., Form of Stock Appreciation Rights Agreement (select executives) granted under Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.02 of Form 8-K filed on February 5, 2007.

10.23	Media General, Inc., Form of Stock Appreciation Rights Agreement (other recipients) granted under Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.03 of Form 8-K filed on February 5, 2007.

10.24	Media General, Inc., Supplemental Profit Sharing Plan, effective as of January 1, 2007, incorporated by reference to Exhibit 10.02 of Form 8-K filed on February 6, 2008.

10.25	Media General, Inc., Retirement Transition Planning Program, effective January 1, 2008, incorporated by reference to Exhibit 10.09 of Form 8-K filed on February 6, 2008.

10.26	Form of an executive life insurance agreement between the Company and certain executive officers (who become participants subsequent to November 19, 2007), incorporated by reference to Exhibit 10.03 of Form 8-K filed on February 6, 2008.

10.27	Amendment to form of Deferred Compensation Agreement dated as of December 1, 1984, incorporated by reference to Exhibit 10.05 of Form 8-K filed on February 6, 2008.

10.28	Amended and Restated Partnership Agreement, dated November 1, 1987, by and among Virginia Paper Manufacturing Corp., KR Newsprint Company, Inc., and CEI Newsprint, Inc., incorporated by reference to Exhibit 10.31 of Form 10-K for the fiscal year ended December 31, 1987.

10.29	Amended and Restated Umbrella Agreement, dated November 1, 1987, by and among Media General, Inc., Knight - Ridder, Inc., and Cox Enterprises, Inc., incorporated by reference to Exhibit 10.34 of Form 10-K for the fiscal year ended December 31, 1987.

10.30	Newsprint Purchase Contract, dated September 5, 2007, by and among Southeast Paper Manufacturing Co., Media General, Inc., McClatchy, Inc., and Cox Enterprises, Inc.

10.31	Television affiliation letter agreement, dated April 16, 2001, between Media General Broadcast Group and the NBC Television Network incorporated by reference to Exhibit 10.24 of Form 10- K for the fiscal year ended December 30, 2001.

10.32	Amended and Restated Credit Agreement, dated March 14, 2005, among Media General, Inc., and various lenders, incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 14, 2005.

10.33	First Amendment to Amended and Restated Credit Agreement, dated May 31, 2006, among Media General, Inc., and various lenders, incorporated by reference to Exhibit 10 of Form 8-K filed on June 12, 2006.

10.34	Second Amendment to Amended and Restated Credit Agreement, dated October 19, 2007, and various lenders, incorporated by reference to Exhibit 10.2 of Form 8-K filed on October 22, 2007.

10.35	Credit Agreement, dated August 8, 2006, among Media General, Inc., and various lenders, incorporated by reference to Exhibit 10 of Form 8-K filed on August 10, 2006.

10.36	First Amendment to Credit Agreement, dated October 18, 2007, and various lenders, incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 22, 2007.

13	Media General, Inc., Annual Report to Stockholders for the fiscal year ended December 30, 2007.

21	List of subsidiaries of the registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

Note: Exhibits 10.1-10.27 are management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA GENERAL, INC.

Date: February 26, 2008	/s/ Marshall N. Morton
Marshall N. Morton, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Stewart Bryan III	Chairman	February 26, 2008
J. Stewart Bryan III

/s/ O. Reid Ashe, Jr.	Executive Vice President,	February 26, 2008
O. Reid Ashe, Jr.	Chief Operating Officer and Director

/s/ John A. Schauss	Vice President – Finance and	February 26, 2008
John A. Schauss	Chief Financial Officer

/s/ Stephen Y. Dickinson	Controller and Chief Accounting Officer	February 26, 2008
Stephen Y. Dickinson

/s/ Diana F. Cantor	Director	February 26, 2008
Diana F. Cantor

/s/ Charles A. Davis	Director	February 26, 2008
Charles A. Davis

/s/ Thompson L. Rankin	Director	February 26, 2008
Thompson L. Rankin

/s/ Rodney A. Smolla	Director	February 26, 2008
Rodney A. Smolla

/s/ Walter E. Williams	Director	February 26, 2008
Walter E. Williams

/s/ Coleman Wortham III	Director	February 26, 2008
Coleman Wortham III