Form 10-Q
period 2008-03-30
MEDIA GENERAL INC
filed 2008-05-08
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Larger accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 4, 2008.

Class A Common shares:	22,303,994
Class B Common shares:	555,992

MEDIA GENERAL, INC.

FORM 10-Q REPORT

March 30, 2008

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(000’s except shares)

	March 30, 2008	December 30, 2007
ASSETS

Current assets:
Cash and cash equivalents	$13,276	$14,214
Accounts receivable - net	103,686	133,863
Inventories	8,848	6,676
Other	60,448	52,083
Assets of discontinued operations	88,569	106,958

Total current assets	274,827	313,794

Investments in unconsolidated affiliates	52,527	52,360

Other assets	63,239	65,686

Property, plant and equipment - net	469,404	475,028

Excess of cost over fair value of net identifiable assets of acquired businesses - net	917,521	917,521

FCC licenses and other intangibles - net	642,852	646,677

	$2,420,370	$2,471,066

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(000’s except shares and per share data)

	March 30, 2008	December 30, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$35,047	$32,676
Accrued expenses and other liabilities	99,449	101,817
Liabilities of discontinued operations	4,955	5,521

Total current liabilities	139,451	140,014

Long-term debt	874,566	897,572

Deferred income taxes	307,717	311,588

Other liabilities and deferred credits	216,895	208,885

Stockholders’ equity:
Preferred stock ($5 cumulative convertible), par value $5 per share, authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 22,303,923 and 22,055,835 shares	111,520	110,279
Class B, authorized 600,000 shares; issued 555,992 shares	2,780	2,780
Additional paid-in capital	18,220	19,713
Accumulated other comprehensive loss	(82,779)	(77,277)
Retained earnings	832,000	857,512

Total stockholders’ equity	881,741	913,007

	$2,420,370	$2,471,066

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(000’s except for per share data)

	Three Months Ended
	March 30, 2008	April 1, 2007
Revenues	$194,464	$218,264
Operating costs:
Production	98,048	105,319
Selling, general and administrative	82,433	87,134
Depreciation and amortization	18,330	19,203

Total operating costs	198,811	211,656

Operating income (loss)	(4,347)	6,608

Other income (expense):
Interest expense	(12,289)	(14,974)
Investment loss - unconsolidated affiliates	(21)	(2,301)
Other, net	208	392

Total other expense	(12,102)	(16,883)

Loss from continuing operations before income taxes	(16,449)	(10,275)
Income tax benefit	(6,637)	(3,722)

Loss from continuing operations	(9,812)	(6,553)
Discontinued operations
Income from discontinued operations (net of taxes)	857	49
Loss related to divestiture of operations (net of taxes)	(11,300)	—

Net loss	$(20,255)	$(6,504)

Loss per common share:
Loss from continuing operations	$(0.44)	$(0.27)
Discontinued operations	(0.47)	—

Net loss	$(0.91)	$(0.27)

Loss per common share - assuming dilution:
Loss from continuing operations	$(0.44)	$(0.27)
Discontinued operations	(0.47)	—

Net loss	$(0.91)	$(0.27)

Dividends paid per common share	$0.23	$0.23

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(000’s)

	Three Months Ended
	March 30, 2008	April 1, 2007
Operating activities:
Net loss	$(20,255)	$(6,504)
Adjustments to reconcile net loss:
Depreciation and amortization	18,709	20,623
Deferred income taxes	4,974	2,623
Investment loss - unconsolidated affiliates	21	2,301
Net loss related to divestiture of operations	11,300	—
Change in assets and liabilities:
Accounts receivable and inventories	28,610	12,939
Accounts payable, accrued expenses, and other liabilities	4,735	(11,036)
Income taxes refundable	(10,774)	(12,879)
Other	(1,789)	3,038

Net cash provided by operating activities	35,531	11,105

Investing activities:
Capital expenditures	(7,959)	(19,491)
Purchase of business	—	(1,922)
Other, net	(301)	5,629

Net cash used by investing activities	(8,260)	(15,784)

Financing activities:
Increase in debt	96,000	207,500
Payment of debt	(119,006)	(194,820)
Dividends paid	(5,257)	(5,549)
Other, net	54	485

Net cash (used) provided by financing activities	(28,209)	7,616

Net (decrease) increase in cash and cash equivalents	(938)	2,937
Cash and cash equivalents at beginning of period	14,214	11,930

Cash and cash equivalents at end of period	$13,276	$14,867

See accompanying notes.

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included.

2. Inventories are principally raw materials (primarily newsprint).

3. Late in 2007, the Company announced that it was exploring the sale of five broadcast television stations. KALB/NALB in Alexandria, Louisiana, WMBB in Panama City, Florida, and WNEG in Toccoa, Georgia, were classified as held for sale at year end and WTVQ in Lexington Kentucky and WCWJ in Jacksonville, Florida, met the held for sale criteria during the first quarter of 2008. The Company currently has definitive agreements for the sale of WTVQ to one buyer and for KALB and WMBB to another. The Company is in active negotiations to sell WNEG and WCWJ. The results of these five stations and their associated web sites are presented as discontinued operations in the accompanying consolidated condensed statements of operations. The Company recognized an after-tax loss of $11.3 million in the first quarter of 2008 related primarily to the anticipated sale of WTVQ, including allocated goodwill. The transactions are subject to regulatory approvals, but are expected to close in the second and the third quarters of 2008. Results of discontinued operations are presented below by quarter for 2008 and 2007:

	Quarter Ended
(In thousands)	March 30, 2008	April 1, 2007	July 1, 2007	Sept. 30, 2007	December 30, 2007
Revenues	$8,841	$8,689	$9,814	$9,704	$11,033
Costs and expense	7,437	8,609	8,489	8,301	8,323

Income before income taxes	1,404	80	1,325	1,403	2,710
Income taxes	547	31	517	547	1,057

Income from discontinued operations	$857	$49	$808	$856	$1,653

4. Effective at the beginning of fiscal 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements (FAS 157), which establishes a common definition for fair value under U.S. generally accepted accounting principles and creates a framework for measuring fair value. The following table sets forth, by level within the fair value hierarchy, the assets and liabilities measured at fair value on a recurring basis at March 30, 2008:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)
Assets
Available-for-sale securities	$1,712	$—
Liabilities
Interest rate swaps	—	21,473

Fair value of available-for-sale securities is determined by reference to quoted market prices. Fair value of interest rate swaps is based on a discounted cash flow analysis, predicated on quoted London Interbank Offered Rate (LIBOR) prices, of the estimated amounts the Company would have paid to terminate the swaps. The FASB has deferred the requirements under FAS 157 for non-financial assets and liabilities until the beginning of fiscal 2009.

5. As detailed in the Company’s 2007 Form 10-K, the Company adopted EITF 06-01, Accounting For Consideration Given by a Service Provide to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider, at the beginning of fiscal 2008. The Company’s adoption of EITF 06-01 had no impact on net income and reduced both prior-year consolidated revenues and expenses by less than 1.5%.

6. The following table sets forth the Company’s current and prior-year financial performance by segment:

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total
Three Months Ended March 30, 2008
Consolidated revenues	$113,590	$74,731	$7,667	$(1,524)	$194,464

Segment operating cash flow	$15,022	$14,090	$(2,309)		$26,803
Recovery on investment			10		10
Depreciation and amortization	(6,810)	(6,534)	(447)		(13,791)

Segment profit (loss)	$8,212	$7,556	$(2,746)		13,022

Unallocated amounts:
Interest expense					(12,289)
Equity in net loss of unconsolidated affiliate					(21)
Acquisition intangibles amortization					(3,825)
Corporate expense					(10,692)
Other					(2,644)

Consolidated loss from continuing operations before income taxes					$(16,449)

Three Months Ended April 1, 2007
Consolidated revenues	$136,335	$75,637	$7,926	$(1,634)	$218,264

Segment operating cash flow	$25,305	$14,151	$(185)		$39,271
Depreciation and amortization	(6,451)	(6,602)	(445)		(13,498)

Segment profit (loss)	$18,854	$7,549	$(630)		25,773

Unallocated amounts:
Interest expense					(14,974)
Equity in net loss of unconsolidated affiliates					(2,301)
Acquisition intangibles amortization					(4,409)
Corporate expense					(10,255)
Other					(4,109)

Consolidated loss from continuing operations before income taxes					$(10,275)

7. The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Quarter Ended March 30, 2008			Quarter Ended April 1, 2007
(In thousands, except per share amounts)	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS:
Loss from continuing operations available to common stockholders	$(9,812)	22,112	$(0.44)	$(6,553)	23,655	$(0.27)

8. The following table provides the components of net periodic employee benefits expense for the Company’s benefit plans for the first quarter of 2008 and 2007:

	Pension Benefits		Other Benefits
(In thousands)	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Service cost	$225	$500	$125	$150
Interest cost	6,525	6,500	750	725
Expected return on plan assets	(6,525)	(6,200)	—	—
Amortization of prior-service (credit)/cost	(25)	—	450	400
Amortization of net loss/(gain)	1,350	2,400	(125)	—

Net periodic benefit cost	$1,550	$3,200	$1,200	$1,275

9. The Company’s comprehensive loss consisted of the following:

(In thousands)	Quarter Ended
	March 30, 2008	April 1, 2007
Net loss	$(20,255)	$(6,504)
Unrealized loss on derivative contracts
(net of deferred taxes)	(5,261)	(108)
Change in pension and postretirement
(net of deferred taxes)	(139)	—
Unrealized holding loss on equity securities
(net of deferred taxes)	(103)	(452)

Comprehensive loss	$(25,758)	$(7,064)

10. The Company has maintained a Supplemental 401(k) Plan (the Plan) for many years which allows certain employees to defer salary and obtain Company match where federal regulations would otherwise limit those amounts. The Company is the primary beneficiary of the variable interest entity that holds the Plan’s investments and consolidates the Plan accordingly. With certain 2008 amendments to the Plan, participants will receive cash payments upon termination of employment and participants age 55 and above can choose from a range of investment options including the Company’s Class A common stock fund. The Company’s liability to participants is adjusted to its fair value each reporting period. The Plan’s investments, other than its Class A common stock fund, are reported as assets and are adjusted to fair value each reporting period. Investments in the Class A common stock fund are measured at historical cost and are recorded as a reduction of additional paid-in capital; consequently, fluctuations in the Company’s stock price will have an impact on the Company’s net income.

11. Subsequent to the end of the first quarter of 2008, the Company and its two partners completed the sale of SP Newsprint to White Birch Paper Company. The sale generated proceeds of $58 million which were used to reduce debt; income taxes approximating $20 million are due later in the year. The transaction is subject to a 60-day post-closing period, at which time the Company will finalize the estimated loss on its investment in SP Newsprint recorded at the end of 2007. See Item 5 of this Form 10-Q for Pro Forma financial information related to the sale of SP Newsprint. Additionally, the Company purchased DealTaker.com, an online social shopping portal that provides coupons and bargains to its users.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Media General is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, television stations and interactive media.

The Company’s fiscal year ends on the last Sunday in December.

RESULTS OF OPERATIONS

The Company recorded a net loss of $20.3 million in the first quarter of 2008, as compared to a net loss of $6.5 million in the equivalent quarter of 2007. Results for 2008 were significantly impacted by a loss recorded in the first quarter related to the divestiture of certain television stations. At the end of 2007, the Company classified three of its stations as discontinued operations, including KALB/NALB in Alexandria, Louisiana, WMBB in Panama City, Florida, and WNEG in Toccoa, Georgia. Before the close of 2008’s first quarter, two additional stations – WTVQ in Lexington, Kentucky, and WCWJ in Jacksonville, Florida—met the criteria for discontinued operations and were classified accordingly, resulting in an after-tax loss of $11.3 million. This charge was due primarily to an expected loss upon the sale of WTVQ. The Company anticipates this loss will be largely offset by a gain generated by selling WCWJ later in 2008. The remainder of this discussion will exclude the aforementioned loss as well as the operations of the discontinued stations and their associated websites.

The Company experienced losses from continuing operations of $9.8 million and $6.6 million in the first quarters of 2008 and 2007, respectively. The largest factor driving this quarter-over-quarter decline was a 16.7% decrease in Publishing Division revenues which, despite a 9.5% reduction in operating expenses (excluding prior-year severance costs), resulted in a 56.4% drop in operating profits for that Division. Publishing Division results were substantially impacted by the deep real estate-induced recession in the Tampa Bay region. Additionally, the Interactive Media Division’s loss increased by more then $2 million due primarily to lower Classified advertising revenues which mirrored lower newspaper advertising volume and because of decreased results in the Company’s advergaming business. A $2.7 million decrease in interest expense, due primarily to lower interest rates, partially offset the shortfall of year-over-year divisional results.

PUBLISHING

Operating income for the Publishing Division decreased $10.6 million in the first quarter of 2008 from the equivalent prior-year quarter despite successful cost containment measures which appreciably mitigated a $22.7 million decline in revenues. The Florida Group (which includes all of the Company’s Tampa operations) contributed more than 60% of the overall revenue decrease as the Company’s largest market has been adversely impacted by the housing-induced downturn in Florida’s economy. By advertising category, the Company’s Tampa operations accounted for between 60% and 75% of the Division’s decline in Classified, Retail and National advertising. As shown in the following chart, Classified advertising fell farthest from the year-ago period as employment, automotive and real estate advertising declined at virtually all locations. Retail revenues were also down due to lower advertising levels in the department store, home furnishing and home improvement categories. The decline in National revenue also contributed due to weak spending levels in the telecommunications, travel and automotive categories.

As previously mentioned, the revenue decline was most pronounced in the Tampa market, and the Company has reacted to this challenging advertising environment by implementing aggressive actions to better align expenses at its Florida properties with that market’s current business environment. This included a voluntary separation program that was announced subsequent to the end of the first quarter as well as further cost reduction initiatives. In addition, the Company continues to make concerted efforts to reduce its newsprint consumption and to rigorously manage its discretionary spending.

The Division’s 2007 first quarter results included pretax charges of approximately $1 million for severance costs related to staff reductions made in that period. Excluding these severance costs, Publishing Division operating expenses decreased $11.1 million in the first quarter of 2008 over the equivalent prior-year period. Employee benefits and compensation costs were down $4.4 million as nearly all newspapers eliminated some positions. Newsprint costs were down $3.9 million, primarily due to reduced consumption as a result of reduced web widths, lower advertising linage and circulation volumes, and concerted conservation efforts which contributed 80% of the savings; lower average newsprint prices of $36 per short ton supplied the remainder.

BROADCAST

Broadcast operating income remained essentially flat in the first quarter of the year compared to the first three months of 2007 as a 1.2% decline in revenues was more than offset by a 1.4% reduction in operating expenses. As displayed in the following chart, despite robust Political advertising, year-over-year Broadcast revenues declined as National and Local time sales experienced soft advertiser spending across several markets as well as in a number of key categories. National revenues fell 14.6% from the prior-year first quarter due to Political displacement and weak advertising levels in the automotive and entertainment categories. Local time sales decreased 4.4% on reduced spending in the furniture, fast food and automotive categories. Conversely, Political time sales were more than thirteen times the prior-year level due to strong spending associated with the presidential campaign, gubernatorial primaries, U.S. Congressional primary races, and issue spending in certain states.

The Broadcast Division’s $.9 million decrease in operating expenses in the first quarter of this year over the equivalent quarter in 2007 was achieved through controlled discretionary spending in areas such as promotion, sales incentives and travel. The increase in employee benefits and compensation was negligible in the first quarter as most unfilled positions, other than those that were operationally critical, have been held open. The Division is actively implementing further cost-reduction initiatives and pursuing additional new business development opportunities.

INTERACTIVE MEDIA

The Interactive Media Division’s (IMD) operating loss was $2.7 million in 2008’s first quarter compared to $.6 million in the first quarter of 2007. The online group (all online operations associated with newspapers and television stations) was responsible for two-thirds of the quarter-over-quarter decline, with the remainder coming from the Company’s advergaming business, Blockdot. A 3.3% reduction in revenues in the first quarter was the result of several factors. Increased Local advertising combined with higher National/Regional revenues to more than offset a 15.5% downward slide in Classified advertising (despite new revenues from the Company’s Yahoo! HotJobs relationship), which was directly impacted by the Publishing Division’s Classified performance and has suffered comparably, particularly in Florida’s struggling economy. Local online advertising generated a 27.5% increase as banners and sponsorships showed solid growth; National/Regional revenues rose 42.9% as strengthening relationships with an expanding network of national agencies continued to translate into more advertising dollars. However, Blockdot’s revenues decreased slightly due to a 10% decline in advergaming revenues. The following chart illustrates that Local and National/Regional revenues are producing strong quarter-over-quarter growth, while online Classified advertising (still the largest source of divisional revenue) continues to suffer the adverse effects of the struggling Classified performance in the Publishing Division.

IMD’s operating expenses were higher by $1.8 million in the quarter, predominantly the result of increased employee compensation and benefits expense due to additional staffing in key areas. The infrastructure that was built to support the Division’s growing business throughout 2007 remained in place this quarter, leading to these higher costs.

The Interactive Media Division remains focused on positioning itself for strong long-term growth, by increasing visitor and page-view growth, creating a dynamic online presence across all the Company’s websites, and generating revenue growth with expanded product and service offerings. The “Web-First” approach to news reporting provides an immediate platform for breaking news and helps stimulate audience growth, as evidenced by a 28% increase in pages views in the first quarter at the Company’s largest online operation, TBO.com in Tampa. The Division continues to seek opportunities to broaden its online product portfolio to meet the needs of its advertisers. The second-quarter 2008 purchase of DealTaker, an online social shopping portal that attracts nearly 500,000 unique visitors per month seeking shopping bargains, is expected to immediately contribute to the Division’s results. Additionally, the Division’s strategic alliance with Yahoo! and a consortium of over 500 newspapers creates both content and distribution opportunities and provides more effective advertising solutions to customers.

INTEREST EXPENSE

Interest expense decreased $2.7 million in the first quarter of 2008 from the prior-year equivalent quarter due primarily to a decrease in the Company’s average effective borrowing rate of approximately 100 basis points (to 5.3%) and, to a much smaller degree, a $30 million decline in average debt levels.

In the third quarter of 2006, the Company entered into three interest rate swaps (where it pays a fixed rate and receives a floating rate) to manage interest cost and cash flows associated with variable interest rates, primarily short-term changes in LIBOR, not to trade such instruments for profit or loss. These interest rate swaps are cash flow hedges with notional amounts totaling $300 million and maturities of either three or five years. Changes in cash flows of the interest rate swaps offset changes in the interest payments on the Company’s $300 million bank term loan. These swaps effectively convert the Company’s variable rate bank term loan to fixed rate debt with a weighted average interest rate approximating 6.4% at March 30, 2008.

INCOME TAXES

The Company’s effective tax rate on income from continuing operations was 40.4 % in the current quarter as compared to 36.2% in the equivalent prior-year period due primarily to the absence of the Alternative Fuels Credit (which was phased out at the end of 2007) previously generated by virtue of the Company’s investment in SP Newsprint.

LIQUIDITY

Net cash generated from operating activities in the first quarter of 2008 was $35.5 million. During the quarter, the Company made capital expenditures of $8 million, paid dividends to stockholders of $5.3 million, and paid down debt by $23 million. Based on the general economic environment and outlook, the Company has reduced its capital spending plans by postponing anticipated projects.

The Company has in place a $1 billion revolving credit facility and a $300 million variable-rate bank term loan facility (together the “Facilities”). The term loan is with essentially the same syndicate of banks that provides the Company’s revolving credit facility. At the end of the first quarter, there were borrowings of $565 million outstanding under the revolving credit facility and $300 million under the bank term loan. The Facilities have both interest coverage and leverage ratio covenants. These covenants, which involve debt levels, interest expense, and a rolling four-quarter calculation of EBITDA (a measure of cash earnings as defined in the revolving credit agreement), can affect the Company’s maximum borrowing capacity allowed by the Facilities (approximately $1 billion at March 30, 2008). In the fourth quarter of 2007, the Company amended certain provision of its Facilities to increase the maximum leverage ratio covenant and reduce the minimum interest ratio covenant for a period of three fiscal quarters. The amendment also modified the circumstances under which certain subsidiary guarantees would be in place. The Company was in compliance with all covenants at quarter-end and expects to remain in compliance with them going forward.

On the first day of the second quarter, the Company completed the sale of its one-third ownership stake in SP Newsprint. The sale generated proceeds of $58 million which were used to reduce debt; income taxes approximating $20 million are due later in the year. Additionally, the Company anticipates the sales of its five broadcast television stations (currently being reported as discontinued operations) to be completed in the second and third quarters of 2008; these sales are expected to generate proceeds of $100 million to $105 million which, after considering estimated taxes, will be used to reduce debt by approximately $60 million to $65 million. The Company believes that internally generated funds provided by operations, together with the unused portion of the Facilities as well as the proceeds generated by the sales of SP Newsprint and certain broadcast stations, provide it with the flexibility to manage working capital needs, pay dividends and finance capital expenditures.

OUTLOOK

The remainder of 2008 will present the Company with several difficult challenges including a depressed Florida economy that encompasses the Company’s largest market (Tampa), increased competition from numerous and expanding media sources, and rising newsprint prices. In light of the current economic conditions, the Company is taking aggressive actions to better align expenses with the current revenue environment. These efforts will result in near-term severance costs. However, the Broadcast Division should reap the benefits of soaring Political advertising as well as the return of revenues from the Summer Olympics. The Interactive Media Division expects to achieve profitability by the end of 2008 through the combination of strong advergaming revenues and profits generated from the second-quarter purchase of DealTaker, an online shopping portal which is expected to be accretive to 2008 earnings. The second-quarter sale of SP Newsprint will allow the company to eliminate the earnings volatility that has resulted from its share of SP Newsprint’s results due to the cyclicality of newsprint prices, while reducing debt and strengthening its balance sheet. Additionally, the sales of the five television stations currently classified as discontinued operations are also expected to allow the Company to further reduce debt.

* * * * * * * *

Certain statements in this quarterly report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to accounting estimates and assumptions, expectations regarding acquisitions and dispositions, the impact of cost-containment measures, the Internet, newsprint prices, the Yahoo! agreements, debt compliance, general advertising levels and political advertising levels. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “plans”, “may” and similar words, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

Some significant factors that could affect actual results include: changes in advertising demand, interest rates or energy prices, the availability and pricing of newsprint, changes to pending accounting standards, health care cost trends, a natural disaster, the level of political and Olympic advertising, the integration of acquisitions, and regulatory rulings and laws.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Annual Report on Form 10-K for the year ended December 30, 2007, details our disclosures about market risk. The following risk factor has been added to those reported in Item 1A of the Company’s 2007 Form 10-K:

Volatility in US credit markets could affect the pricing of the Company’s financing arrangements

At the end of the first quarter 2008, the Company had $865 million outstanding under debt agreements which contain covenants requiring maintenance of interest coverage and leverage ratios. At March 30, 2008 the Company was in compliance with all covenants and expects that the covenants will continue to be met. However, the Company’s ability to meet its covenants may also be affected by events beyond its control, including a deterioration of current economic and industry conditions. Events of default, if not waived or cured, could result in the acceleration of the maturity of the Company’s debt. Because of the current volatility in US credit markets, obtaining new financing arrangements or amending existing ones may result in significantly higher fees and ongoing interest costs as compared to those in the Company’s current arrangements.

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

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Reference is made to Part I, Item 3 of this Form 10-Q dated March 30, 2008, which is incorporated herein by reference, for information required by this item.

Item 5.	Other Information.

On March 31, 2008, the Company, along with the other two equal partners in SP Newsprint Company (SP), Cox Enterprises, Inc. and The McClatchy Company, completed the sale of its one-third partnership interest in SP to White Birch Paper Company. The Company has prepared an unaudited pro forma consolidated condensed balance sheet as of March 30, 2008, as if the sale of SP occurred on that date and unaudited pro forma consolidated condensed statements of operations for the year ended December 30, 2007 and the three months ended March 30, 2008 as if the sale of SP occurred at the beginning of each period presented. The pro formas do not purport to be indicative of what would have occurred had the disposition actually been made as of such dates, nor are they indicative of results which may occur in the future.

Media General, Inc.

Pro Forma Consolidated Condensed Balanced Sheet

March 30, 2008

(Unaudited, in thousands)

	Media General	Adjustment for SP Sale		Pro Forma
Current assets:
Cash and cash equivalents	$13,276			$13,276
Accounts receivable - net	103,686			103,686
Inventories	8,848			8,848
Other	60,448	(19,084)	1(a)	41,364
Assets of discontinued operations	88,569			88,569

Total current assets	274,827	(19,084)		255,743

Investments in unconsolidated affiliates	52,527	(51,113)	1(b)	1,414
Other assets	63,239			63,239
Property, plant and equipment - net	469,404			469,404
Excess of cost over fair value of net identifiable
assets of acquired businesses - net	917,521			917,521
FCC licenses and other intangibles - net	642,852			642,852

Total assets	$2,420,370	$(70,197)		$2,350,173

Current liabilities:
Accounts payable	$35,047			$35,047
Accrued expenses and other liabilities	99,449			99,449
Liabilities of discontinued operations	4,955			4,955

Total current liabilities	139,451			139,451

Long-term debt	874,566	(57,955)	1(c)	816,611
Deferred income taxes	307,717	(17,030)	1(d)	290,687
Other liabilities and deferred credits	216,895	2,327	1(e)	219,222
Stockholders’ equity	881,741	2,461	1(d)	884,202

Total liabilities and stockholders’ equity	$2,420,370	$(70,197)		$2,350,173

1(a)	Reduce income tax receivable for taxes payable relating to the sale of SP.
1(b)	Eliminate investment in SP.
1(c)	Reduce long-term debt to reflect the receipt of gross proceeds from the sale of SP. Taxes of approximately $19 million related to the transaction will be paid in the latter part of 2008.
1(d)	Eliminate deferred income taxes and accumulated other comprehensive loss related to SP.
1(e)	Assume certain liabilities in conjunction with the sale of SP.

Media General, Inc.

Pro Forma Consolidated Condensed Statement of Operations

For the year ended December 30, 2007

(Unaudited, in thousands except per share amounts)

	Media General	Adjustment for SP Sale			Pro Forma
Revenues	$898,776				$898,776
Operating costs:
Production	406,988				406,988
Selling, general and administrative	330,806				330,806
Depreciation and amortization	73,013				73,013
Gain on insurance recovery	(17,604)				(17,604)

Total operating costs	793,203				793,203

Operating income	105,573				105,573

Other income (expense):
Interest expense	(59,577)	1,438	2	(a)	(58,139)
Investment loss - unconsolidated affiliates	(31,392)	30,636	2	(b)	(756)
Other, net	(2,307)				(2,307)

Total other income (expense)	(93,276)	32,074			(61,202)

Income from continuing operations before income taxes	12,297	32,074			44,371
Income taxes	2,976	13,809	2	(c)	16,785

Income from continuing operations	$9,321	$18,265			$27,586

Earnings per common share:
Income from continuing operations	$0.41				$1.22
Earnings per common share-assuming dilution:
Income from continuing operations	$0.41				$1.21
Weighted average common shares	22,656				22,656
Diluted weighted average common shares	22,827				22,827

2(a)	Reduce interest expense based on an assumed net reduction of borrowings of approximately $39 million for the entire year at an interest rate of 3.7% (Media General’s blended average interest rate on March 31, 2008).
2(b)	Eliminate the investment loss related to SP.
2(c)	Tax effect the pro forma adjustments at 39% plus $1.3 million due to the absence of an alternative fuel credit related to SP’s operations.

Media General, Inc.

Pro Forma Consolidated Condensed Statement of Operations

For the three months ended March 30, 2008

(Unaudited, in thousands except per share amounts)

	Media General	Adjustment for SP Sale		Pro Forma
Revenues	$194,464			$194,464
Operating costs:
Production	98,048			98,048
Selling, general and administrative	82,433			82,433
Depreciation and amortization	18,330			18,330

Total operating costs	198,811			198,811

Operating loss	(4,347)			(4,347)

Other income (expense):
Interest expense	(12,289)	360	3(a)	(11,929)
Investment loss - unconsolidated affiliates	(21)			(21)
Other, net	208			208

Total other income (expense)	(12,102)	360		(11,742)

Loss from continuing operations before income taxes	(16,449)	360		(16,089)
Income taxes	(6,637)	140	3(b)	(6,497)

Loss from continuing operations	$(9,812)	$220		$(9,592)

Earnings per common share:
Loss from continuing operations	$(0.44)			$(0.43)
Earnings per common share-assuming dilution:
Loss from continuing operations	$(0.44)			$(0.43)
Basic and Diluted weighted average common shares	22,112			22,112

3(a)	Reduce interest expense based on an assumed net reduction of borrowings of approximately $39 million for the entire quarter at an interest rate of 3.7% (Media General’s blended average interest rate on March 31, 2008).
3(b)	Tax effect the pro forma adjustments at 39%.

Item 6.	Exhibits

(a)	Exhibits

10.1	Amended and Restated Newsprint Purchase Contract, dated January 18, 2008, among SP Newsprint Company and Media General Operations, Inc.

10.2	Partnership Purchase Agreement by and among SP Newsprint Holdings LLC, SP Newsprint Merger LLC, SP Newsprint Co., and the Other Parties Signatory Hereto, Dated as of March 31, 2008

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

DATE:	May 8, 2008	/s/ Marshall N. Morton
Marshall N. Morton
President and Chief Executive Officer

DATE:	May 8, 2008	/s/ John A. Schauss
John A. Schauss
Vice President - Finance and Chief Financial Officer