Form 10-Q
period 2008-06-29
MEDIA GENERAL INC
filed 2008-08-07
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

Larger accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 3, 2008.

Class A Common shares:  22,325,100

Class B Common shares:   555,992

MEDIA GENERAL, INC.

FORM 10-Q REPORT

June 29, 2008

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(000’s except shares)

	June 29, 2008	December 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$11,314	$14,214
Accounts receivable - net	109,735	133,863
Inventories	8,939	6,676
Other	42,272	52,083
Assets of discontinued operations	71,862	106,958

Total current assets	244,122	313,794

Investments in unconsolidated affiliates	—	52,360
Other assets	62,314	65,686
Property, plant and equipment - net	459,899	475,028
Excess of cost over fair value of net identifiable assets of acquired businesses	421,543	917,521
FCC licenses and other intangibles - net	379,266	646,677

	$1,567,144	$2,471,066

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(000’s except shares and per share data)

	June 29, 2008	December 30, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,435	$32,676
Accrued expenses and other liabilities	95,080	101,817
Liabilities of discontinued operations	3,748	5,521

Total current liabilities	130,263	140,014

Long-term debt	830,061	897,572
Deferred income taxes	44,689	311,588
Other liabilities and deferred credits	214,271	208,885
Stockholders’ equity:
Preferred stock ($5 cumulative convertible), par value $5 per share, authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 22,308,792 and 22,055,835 shares	111,544	110,279
Class B, authorized 600,000 shares; issued 555,992 shares	2,780	2,780
Additional paid-in capital	19,618	19,713
Accumulated other comprehensive loss	(75,353)	(77,277)
Retained earnings	289,271	857,512

Total stockholders’ equity	347,860	913,007

	$1,567,144	$2,471,066

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(000’s except for per share data)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenues	$204,880	$228,215	$399,344	$446,479
Operating costs:
Production	96,621	102,661	194,669	207,980
Selling, general and administrative	81,873	82,713	164,306	169,847
Depreciation and amortization	19,027	19,028	37,357	38,231
Goodwill and other asset impairment (see Note 3)	778,318	—	778,318	—
Gain on insurance recovery	(2,750)	—	(2,750)	—

Total operating costs	973,089	204,402	1,171,900	416,058

Operating income (loss)	(768,209)	23,813	(772,556)	30,421

Other income (expense):
Interest expense	(10,548)	(15,186)	(22,837)	(30,160)
Impairment of and loss on investments	(5,940)	(2,305)	(5,961)	(4,606)
Other, net	305	379	513	771

Total other expense	(16,183)	(17,112)	(28,285)	(33,995)

Income (loss) from continuing operations before income taxes	(784,392)	6,701	(800,841)	(3,574)
Income taxes	(250,935)	2,389	(257,572)	(1,333)

Income (loss) from continuing operations	(533,457)	4,312	(543,269)	(2,241)
Discontinued operations:
Income from discontinued operations (net of taxes)	1,245	808	2,102	857
Loss related to divestiture of operations (net of taxes)	—	—	(11,300)	—

Net income (loss)	$(532,212)	$5,120	$(552,467)	$(1,384)

Income (loss) per common share:
Income (loss) from continuing operations	$(24.17)	$0.19	$(24.59)	$(0.10)
Discontinued operations	0.06	0.04	(0.42)	0.04

Net income (loss)	$(24.11)	$0.23	$(25.01)	$(0.06)

Income (loss) per common share – assuming dilution:
Income (loss) from continuing operations	$(24.17)	$0.19	$(24.59)	$(0.10)
Discontinued operations	0.06	0.03	(0.42)	0.04

Net income (loss)	$(24.11)	$0.22	$(25.01)	$(0.06)

Dividends paid per common share	$0.23	$0.23	$0.46	$0.46

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(000’s)

	Six Months Ended
	June 29, 2008	July 1, 2007
Operating activities:
Net loss	$(552,467)	$(1,384)
Adjustments to reconcile net loss:
Depreciation and amortization	37,735	41,073
Deferred income taxes	(262,301)	5,748
Impairment of and loss on investments	5,961	4,606
Goodwill and other asset impairment	778,318	—
Net loss related to divestiture of operations	11,300	—
Gain on insurance recovery	(2,750)	—
Change in assets and liabilities:
Accounts receivable and inventories	23,472	10,912
Accounts payable, accrued expenses, and other liabilities	(7,729)	(9,320)
Income taxes payable	6,563	(13,714)
Other	(214)	7,453

Net cash provided by operating activities	37,888	45,374

Investing activities:
Capital expenditures	(12,446)	(37,791)
Proceeds from sales of discontinued operations and investment	76,665	—
Purchase of businesses	(22,536)	(1,952)
Other, net	(4,445)	6,285

Net cash provided (used) by investing activities	37,238	(33,458)

Financing activities:
Increase in debt	206,500	357,000
Payment of debt	(274,011)	(301,320)
Dividends paid	(10,515)	(10,753)
Stock repurchase	—	(57,150)
Other, net	—	572

Net cash used by financing activities	(78,026)	(11,651)

Net increase in cash and cash equivalents	(2,900)	265
Cash and cash equivalents at beginning of period	14,214	11,930

Cash and cash equivalents at end of period	$11,314	$12,195

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

3. Due to the continuation of challenging business conditions in the second quarter and the market’s perception of the value of media company stocks, including the registrant’s, the Company performed an interim impairment assessment as of June 29, 2008. The Company’s long-lived assets include goodwill related to the Company’s reporting units, identifiable assets at individual television stations and newspapers (including FCC licenses and network affiliation agreements), fixed assets, and certain other investments and assets held for sale. The Company determined that certain of these long-lived assets were impaired by measuring the estimated discounted and undiscounted cash flows expected to be generated by the assets to determine their fair value and by comparing the result to their carrying value. The determination of fair value requires the use of significant judgment and estimates about assumptions that management believes were appropriate in the circumstances. These assumptions include those relating to revenue growth, compensation levels, newsprint prices, discount rates and market trading multiples for broadcast and newspaper assets. As a result of the testing, the Company recorded non-cash impairment charges related to goodwill in the Publishing Division of $512 million, FCC licenses in the Broadcast Division of $198 million, network affiliation agreements in the Broadcast Division of $67 million, trade names in the Broadcast Division of $0.5 million, and certain investments (whose impairment was other than temporary) and assets held for sale of $4.4 million. The pretax charge totaled $782 million ($532 million after-tax, the primary reason for the drop in retained earnings) and was included on the line items “Goodwill and other asset impairment” and “Impairment of and loss on investments.”

The following table shows the change in the gross carrying amount and the accumulated amortization for intangible assets and goodwill from December 30, 2007 to June 29, 2008:

	December 30, 2007		Change			June 29, 2008
(In thousands)	Gross Carry- ing Amount	Accumulated Amortization	Acquisit- ions	Amortization expense	Impairment charge[1]	Gross Carry- ing Amount	Accumulated Amortization
Amortizing intangible assets (including network affiliation, advertiser, programming and subscriber relationships):
Broadcast	$231,967	$68,359		$6,696	$(67,246)	$164,721	$75,055
Publishing	35,531	32,434	1,042	730		36,573	33,164
Interactive Media	2,570	1,883	3,795	356		6,365	2,239

Total	$270,068	$102,676	$4,837	$7,782	$(67,246)	$207,659	$110,458

Indefinite-lived intangible assets:
Goodwill:
Broadcast	$273,458					$273,458
Publishing	642,161		2,828		(511,741)	133,248
Interactive Media	1,902		12,935			14,837

Total goodwill	917,521		15,763		(511,741)	421,543
FCC licenses	477,280				(197,717)	279,563
Other	2,005		1,038		(541)	2,502

Total	$1,396,806		$16,801		$(709,999)	$703,608

1 Additionally, $4.4 million of investments and assets held for sale were written down.

After considering the above, intangibles amortization expense is projected to be approximately $14 million for 2008 ($6.6 million for the remainder of the year), $10 million in 2009, decreasing to $9 million in 2010 and 2011, and to $6 million in 2012.

4. Late in 2007, the Company announced that it was exploring the sale of five broadcast television stations. KALB/NALB in Alexandria, Louisiana, WMBB in Panama City, Florida, and WNEG in Toccoa, Georgia, were classified as held for sale at year end and WTVQ in Lexington, Kentucky and WCWJ in Jacksonville, Florida, met the held for sale criteria during the first quarter of 2008. In the second quarter of 2008, the Company completed the sale of WTVQ to Morris Network; early in the third quarter, the Company completed the sale of WMBB and KALB/NALB to Hoak Media Corporation. The Company currently has a definitive agreement for the sale of WNEG and is in active negotiations to sell WCWJ. The results of these five stations and their associated web sites are presented as discontinued operations in the accompanying consolidated condensed statements of operations. The Company recognized an after-tax loss of $11.3 million in the first quarter of 2008 related primarily to the sale of WTVQ, including allocated goodwill. The remaining transactions are subject to regulatory approvals, but are expected to close in the third and fourth quarters of 2008. Results of discontinued operations are presented below by quarter for 2008 and 2007:

	Quarter Ended
(In thousands)	June 29, 2008	March 30, 2008	Dec. 30, 2007	Sept. 30, 2007	July 1, 2007	April 1, 2007
Revenues	$7,888	$8,841	$11,033	$9,704	$9,814	$8,689
Costs and expense	5,846	7,437	8,323	8,301	8,489	8,609

Income before income taxes	2,042	1,404	2,710	1,403	1,325	80
Income taxes	797	547	1,057	547	517	31

Income from discontinued operations	$1,245	$857	$1,653	$856	$808	$49

5. In the second quarter of 2008, the Company and its two equal partners completed the sale of SP Newsprint to White Birch Paper Company. The sale generated proceeds of approximately $60 million which were used to reduce debt; income taxes approximating $20 million are due later in the year. Under the purchase agreement, the partners retained liabilities for certain retirement, environmental, and income tax issues; additionally, the post-closing working capital settlement had not been concluded as of the filing date. The Company estimated the fair value of these items (which are subject to certain limitations on amount and duration) in order to adjust, by $2.6 million, the loss it had accrued at year-end related to the sale. This additional loss is included in the Statement of Operations in the line item “Impairment of and loss on sale of investments.”

Additionally, during the second quarter the Company purchased DealTaker.com, an online social shopping portal that provides coupons and bargains to its users, as well as a small group of weekly newspapers in South Carolina.

6. Effective at the beginning of fiscal 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements (FAS 157), which establishes a common definition for fair value under U.S. generally accepted accounting principles and creates a framework for measuring fair value. At June 29, 2008, the Company’s interest rate swaps were a liability of approximately $13 million based on significant other observable inputs (LIBOR) within the fair value hierarchy.

Fair value of interest rate swaps is based on a discounted cash flow analysis, predicated on quoted London Interbank Offered Rate (LIBOR) prices, of the estimated amounts the Company would have paid to terminate the swaps. The FASB has deferred the requirements under FAS 157 for non-financial assets and liabilities until the beginning of fiscal 2009.

7. As detailed in the Company’s 2007 Form 10-K, the Company adopted EITF 06-01, Accounting For Consideration Given by a Service Provide to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider, at the beginning of fiscal 2008. The Company’s adoption of EITF 06-01 had no impact on net income and reduced both prior-year consolidated revenues and expenses by less than 1.5%.

8. The following table sets forth the Company’s current and prior-year financial performance by segment:

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total
Three Months Ended June 29, 2008
Consolidated revenues	$113,656	$82,411	$10,565	$(1,752)	$204,880

Segment operating cash flow	$14,201	$21,395	$(151)		$35,445
Depreciation and amortization	(7,386)	(6,468)	(505)		(14,359)

Segment profit (loss)	$6,815	$14,927	$(656)		21,086

Unallocated amounts:
Interest expense					(10,548)
Impairment of and loss on investments					(5,940)
Acquisition intangibles amortization					(3,957)
Corporate expense					(10,143)
Gain on insurance recovery					2,750
Goodwill and other asset impairment					(778,318)
Other					678

Consolidated loss from continuing operations before income taxes					$(784,392)

Three Months Ended July 1, 2007
Consolidated revenues	$133,221	$87,370	$9,292	$(1,668)	$228,215

Segment operating cash flow	$29,014	$24,621	$585		$54,220
Recovery on investment			188		188
Depreciation and amortization	(6,438)	(6,584)	(414)		(13,436)

Segment profit (loss)	$22,576	$18,037	$359		40,972

Unallocated amounts:
Interest expense					(15,186)
Equity in net loss of unconsolidated affiliates					(2,305)
Acquisition intangibles amortization					(4,415)
Corporate expense					(10,020)
Other					(2,345)

Consolidated income from continuing operations before income taxes					$6,701

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total
Six Months Ended June 29, 2008
Consolidated revenues	$227,246	$157,142	$18,232	$(3,276)	$399,344

Segment operating cash flow	$29,223	$35,485	$(2,460)		$62,248
Recovery on investment			10		10
Depreciation and amortization	(14,196)	(13,002)	(952)		(28,150)

Segment profit (loss)	$15,027	$22,483	$(3,402)		34,108

Unallocated amounts:
Interest expense					(22,837)
Impairment of and loss on investments					(5,961)
Acquisition intangibles amortization					(7,782)
Corporate expense					(20,835)
Gain on insurance recovery					2,750
Goodwill and other asset impairment					(778,318)
Other					(1,966)

Consolidated loss from continuing operations before income taxes					$(800,841)

Six Months Ended July 1, 2007
Consolidated revenues	$269,556	$163,007	$17,218	$(3,302)	$446,479

Segment operating cash flow	$54,319	$38,772	$400		$93,491
Recovery on investment			188		188
Depreciation and amortization	(12,889)	(13,186)	(859)		(26,934)

Segment profit (loss)	$41,430	$25,586	$(271)		66,745

Unallocated amounts:
Interest expense					(30,160)
Equity in net loss of unconsolidated affiliates					(4,606)
Acquisition intangibles amortization					(8,824)
Corporate expense					(20,275)
Other					(6,454)

Consolidated loss from continuing operations before income taxes					$(3,574)

Segment assets have decreased substantially since year end due largely to the impairment charges discussed in Note 3. At June 29, 2008, segment assets were as follows: $469.6 million at the Publishing Division, $902.6 million at the Broadcast Division, $28.8 million at the Interactive Media Division, $94.2 million at Corporate and $71.9 million at discontinued operations.

9. The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Quarter Ended June 29, 2008			Quarter Ended July 1, 2007
(In thousands, except per share amounts)	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income (loss) from continuing operations available to common stockholders	$(533,457)	22,074	$(24.17)	$4,312	22,637	$0.19

Effect of dilutive securities
Restricted stock and other	—	—		(12)	198

Diluted EPS
Income (loss) from continuing operations available to common stockholders plus assumed conversions	$(533,457)	22,074	$(24.17)	$4,300	22,835	$0.19

	Six Months Ended June 29, 2008			Six Months Ended July 1, 2007
(In thousands, except per share amounts)	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS:
Income (loss) from continuing operations available to common stockholders	$(543,269)	22,093	$(24.59)	$(2,241)	23,146	$(0.10)

At June 29, 2008, there were approximately 100,000 securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period(s) presented.

10. The following tables provide the components of net periodic employee benefits expense for the Company’s benefit plans for the second quarter and first six months of 2008 and 2007:

	Quarter Ended
	Pension Benefits		Other Benefits
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Service cost	$247	$48	$82	$95
Interest cost	6,536	5,998	755	738
Expected return on plan assets	(6,424)	(6,204)	—	—
Amortization of prior-service (credit)/cost	(2)	(28)	411	461
Amortization of net loss/(gain)	1,414	1,749	(64)	(53)

Net periodic benefit cost	$1,771	$1,563	$1,184	$1,241

	Six Months Ended
	Pension Benefits		Other Benefits
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Service cost	$472	$548	$207	$245
Interest cost	13,061	12,498	1,505	1,463
Expected return on plan assets	(12,949)	(12,404)	—	—
Amortization of prior-service (credit)/cost	(27)	(28)	861	861
Amortization of net loss/(gain)	2,764	4,149	(189)	(53)

Net periodic benefit cost	$3,321	$4,763	$2,384	$2,516

11. The Company’s comprehensive loss consisted of the following:

	Quarter Ended		Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net income (loss)	$(532,212)	$5,120	$(552,467)	$(1,384)
Unrealized gain on derivative contracts (net of deferred taxes)	5,373	3,477	112	3,369
Change in pension and postretirement (net of deferred taxes)	1,951	9,292	1,812	9,292
Unrealized holding gain (loss) on equity securities (net of deferred taxes)	103	(226)	—	(679)

Comprehensive income (loss)	$(524,785)	$17,663	$(550,543)	$10,598

12. The Company has maintained a Supplemental 401(k) Plan (the Plan) for many years which allows certain employees to defer salary and obtain Company match where federal regulations would otherwise limit those amounts. The Company is the primary beneficiary of the variable interest entity that holds the Plan’s investments and consolidates the Plan accordingly. With certain 2008 amendments to the Plan, participants will now receive cash payments upon termination of employment and participants age 55 and above can now choose from a range of investment options including the Company’s Class A common stock fund. The Company’s liability to participants is adjusted to its fair value each reporting period. The Plan’s investments, other than its Class A common stock fund, are reported as assets and are adjusted to fair value each reporting period. Investments in the Class A common stock fund are measured at historical cost and are recorded as a reduction of additional paid-in capital; consequently, fluctuations in the Company’s stock price will have an impact on the Company’s net income.

13. In the second quarter of 2007, one of three presses at the Company’s Richmond Times-Dispatch printing facility caught fire. The Company reached a cash settlement with the insurance company in the fourth quarter of last year; however, a portion of that settlement was expected to be spent in 2008 related to repair and clean-up costs. The Company found a more cost-effective method to clean the equipment and remediate the facility than previously anticipated, and consequently, recorded a $2.8 million pre-tax gain in the second quarter of 2008 related to the insurance settlement.

14. The FCC has mandated a reallocation of a portion of the broadcast spectrum to others, including Sprint/Nextel. According to the FCC order, broadcasters must surrender their old equipment to prevent interference within a narrowed broadcasting frequency range. In exchange for the relinquished equipment, Sprint/Nextel is providing broadcasters with new digital equipment and reimbursing associated out-of-pocket expenses. Over the next two years, Sprint/Nextel will provide the Company with new equipment which is capable of meeting the narrowed broadcasting frequency criteria. The Company has recorded gains of approximately $2 million in 2008 ($1.3 million of which was in the second quarter) in the line item “Selling, general and administrative” on the Consolidated Statements of Operations and anticipates recording gains approaching $4.5 million in total over the next year and a half relating to the new equipment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Media General is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, television stations and interactive media.

The Company’s fiscal year ends on the last Sunday in December.

RESULTS OF OPERATIONS

The Company recorded a net loss of $532.2 million and $552.5 million in the second quarter and first six months of 2008, respectively, as compared to net income of $5.1 million and a net loss of $1.4 million in the equivalent periods of 2007. In order to facilitate a meaningful comparison of results, several factors merit separate mention as their culmination substantially impacted both the second quarter and first six months of 2008. Challenging business conditions and the market’s perception of the value of media company stocks prompted the Company to perform an interim impairment test as of the end of the second quarter. As a result of this testing, the Company recorded impairment charges related to goodwill in the Publishing Division of $512 million, FCC licenses in the Broadcast Division of $198 million, network affiliation agreements in the Broadcast Division of $67 million, trade names in the Broadcast Division of $0.5 million, and investments and assets held for sale of $4.4 million, resulting in an after-tax non-cash impairment charge of $532 million. For a more complete discussion regarding this impairment charge, see Note 3 of this Form 10-Q. Additionally, a loss was recorded in the first quarter related to the divestiture of certain television stations. At the end of 2007, the Company classified three of its stations as discontinued operations, including KALB/NALB in Alexandria, Louisiana, WMBB in Panama City, Florida, and WNEG in Toccoa, Georgia, and recorded an after-tax loss of $2 million. Before the close of 2008’s first quarter, two additional stations - WTVQ in Lexington, Kentucky, and WCWJ in Jacksonville, Florida - met the criteria for discontinued operations and were classified accordingly, resulting in an additional after-tax loss of $11.3 million. This first quarter charge was due primarily to an expected loss upon the sale of WTVQ, which was completed in the second quarter. The Company also consummated the sale of SP Newsprint in the second quarter of 2008 and increased the pre-tax loss it recorded at year end by $2.6 million; see Note 5 for a more complete discussion. In an effort to better align its costs with the current business environment, the Company implemented a cost-reduction plan which included a voluntary and non-voluntary separation program. This workforce reduction was largely in response to a general economic downturn and, particularly, to the deep housing-induced recession in the Florida market. It resulted in pre-tax severance costs of $5.4 million in 2008, virtually all of which occurred in the second quarter. On the positive side, the Company recognized an additional $2.8 million pre-tax gain related to the insurance settlement from a fire at the Company’s Richmond Times-Dispatch printing facility that occurred in the second quarter of 2007. The remainder of this discussion will exclude the aforementioned items and focus on ongoing operations as adjusted in the following chart.

	Quarter Ended		Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net income (loss)	$(532,212)	$5,120	$(552,467)	$(1,384)
Less (net of taxes):
Goodwill and other asset impairment	(532,084)	—	(532,084)	—
Loss related to divestiture of operations	—	—	(11,300)	—
Severance and costs related to consolidation of printing facilities	(3,446)	(238)	(3,501)	(861)
Loss on sale of investment	(2,162)	—	(2,162)	—
Income from discontinued operations	1,245	808	2,102	857
Gain on insurance recovery	1,602	—	1,602	—

Adjusted income (loss)	$2,633	$4,550	$(7,124)	$(1,380)

After considering the aforementioned items, the Company’s adjusted income decreased $1.9 million from the year-ago quarter, while the adjusted loss increased $5.7 million in the year to date from the prior-year equivalent period. The largest factor driving these declines was an approximate 15% decrease in Publishing Division revenues in both the quarter and year to date which, despite good reductions in operating expenses (excluding severance and costs related to consolidation of printing facilities), resulted in an a drop of more than 50% in the Division’s operating profits in the second quarter and first six months of 2008. Publishing Division results continue to be substantially impacted by the economic downturn in the Tampa Bay region. Solid Political revenues at the Broadcast Division were unable to overcome weak Local and National time sales as revenues were down 5.7% in the quarter and 3.6% in the year to date. Despite profits in excess of $1 million contributed by the Interactive Media Division’s newly acquired Dealtaker.com, that Division’s loss increased by $1 million (from income of $.4 million in the second quarter of 2007) and $3.1 million in the quarterly and year-to-date periods due to decreased results in the Company’s websites and advergaming business. A $4.6 million and $7.3 million decrease in interest expense in the quarter and year to date, due to lower interest rates and decreased average debt levels, partially offset the shortfall of year-over-year divisional results.

PUBLISHING

Operating income for the Publishing Division (excluding severance and costs related to consolidation of printing facilities) decreased $11.6 million and $23.2 million in the second quarter and first half of 2008 from the equivalent prior-year periods despite successful cost containment measures which appreciably mitigated a decline in revenues of $20 million per quarter. The Florida Group (which includes all of the Company’s Tampa operations) was responsible for approximately three-fifths of the overall revenue decreases as the Company’s largest market has been adversely impacted by a continued depression in Florida. As shown in the following chart, Classified advertising fell farthest from the year-ago period as employment, automotive and real estate advertising declined at virtually all locations. Retail revenues were also down due to lower advertising levels in the department store, home furnishing and home improvement categories. The decline in National revenue also contributed due to weak spending levels in the utilities, travel and automotive categories.

As previously mentioned, the revenue decline was most pronounced in the Tampa market, and the Company has reacted to this challenging advertising environment by implementing aggressive actions to improve performance and to better align expenses at its Florida properties with that market’s current economic conditions. This included a workforce reduction which was set in motion in the second quarter as well as further cost reduction initiatives. In addition, the Company continues to make concerted efforts to reduce its newsprint consumption and to rigorously manage its discretionary spending as evidenced by declines of 7.2% and 8.4%, respectively, in operating costs in the second quarter and first half of 2008.

The Division’s 2008 operating expenses included pretax charges of approximately $4.2 million which was comprised of severance costs related to staff reductions and expenses associated with the consolidation of certain printing facilities. Excluding these costs, Publishing Division operating expenses decreased a substantial $8 million and $19.1 million in the quarterly and year-to-date periods of 2008 over the equivalent prior-year periods. Employee benefits and compensation costs were down 8% in the second quarter and first half of the year as nearly all newspapers eliminated some positions. Despite higher average newsprint prices per short ton of $49 and $5 in the quarter and year to date, newsprint costs were down $1.8 million and $5.7 million in these same periods due to reduced consumption as a result of reduced web widths, lower advertising linage, decreased circulation volumes, and concerted conservation efforts.

BROADCAST

In the second quarter, Broadcast operating income (excluding severance expense) was down $2.5 million as compared to the same quarter a year ago as reduced quarter-over-quarter operating expenses were unable to offset a $5 million drop in revenues. In the first half of 2008, operating income (excluding severance expense) declined $2.4 million as compared to the first six months of 2007 due to a $5.9 million year-over-year decrease in revenues which was partially offset by a $3.5 million decline in operating expenses. As displayed in the following chart, despite higher Political advertising, Broadcast revenues declined as National and Local time sales experienced soft advertiser spending across several markets as well as in a number of key categories. National revenues fell approximately 16% in both the quarter and year to date from the prior-year due to Political displacement and weak advertising levels in the automotive and services categories. Local time sales decreased between 2% and 3% in the second quarter and first half of the year on reduced spending in the automotive and fast food categories. Conversely, Political time sales were almost four times the prior-year level in the quarter and nearly seven times the prior-year level in the first half of 2008 due to strong spending associated with the presidential primary campaigns, gubernatorial primaries, U.S. congressional primary races, and issue spending in certain states.

The Broadcast Division’s $2.5 million and $3.5 million decrease in operating expenses (excluding severance costs) in the second quarter and first half of this year from the equivalent periods in 2007 was achieved through controlled discretionary spending in areas such as promotion, sales incentives and travel. The increase in compensation and benefits was negligible in the second quarter and first half of 2008 as most unfilled positions, other than those that were operationally critical, have been held open or eliminated. The Division remains vigilant in its efforts to seek cost-reductions in appropriate areas, to align expenses with the current business climate and to pursue attractive new business development opportunities.

INTERACTIVE MEDIA

At the beginning of the second quarter in 2008, the Company acquired Dealtaker.com, an online social shopping portal that provides coupons and bargains to its users. Dealtaker.com contributed revenues of $1.6 million and operating profits of more than $1 million to the Interactive Media Division in the second quarter. For purposes of the remainder of this discussion and for the chart that follows, results of Dealtaker.com are excluded.

The Interactive Media Division’s (IMD) operating loss increased $2.1 million in 2008’s second quarter (from income of $.4 million in 2007) and $4.2 million in the first half of 2008 from the comparable prior-year periods. Despite a 5% and 1.6% increase in quarterly and year-to-date revenues over the equivalent prior-year periods, the online group (all online operations associated with newspapers and television stations) was responsible for between 40% to 55% of the quarterly and year-to-date increased operating loss. The remainder came from the Company’s advergaming business, Blockdot. Increased Local advertising more than offset a 3.8% and 9.7% quarterly and year-to-date downward slide in Classified advertising (despite new revenues from the Company’s Yahoo! HotJobs relationship), which was directly impacted by the Publishing Division’s Classified performance and has suffered comparably, particularly in Florida’s struggling economy. Local online advertising generated a robust 50% and 39% increase in the second quarter and first half of 2008 over prior-year equivalent periods as banners and sponsorships showed solid growth; National/Regional revenues fell 4% in the quarter due in large part to ad cancellations at the Florida group, but rose 12% in the first half of the year on the strength of the first quarter. Blockdot’s revenues suffered a 28% and 21% decline in the second quarter and first half of 2008 as compared to similar prior-year periods as the pace of advergaming sales reflected the weakening economy. The following chart illustrates that Local revenues are producing strong year-over-year growth, while National/Regional revenue growth tapered off in the second quarter. Online Classified advertising (still the largest source of divisional revenue) continues to suffer from the decline in volumes coming from the Publishing Division.

IMD’s operating expenses were up $1.8 million and $3.6 million in the quarter and first half of 2008, predominantly the result of increased employee compensation and benefits expense due to additional staffing in key areas. The infrastructure that was built to support the Division’s growing business throughout 2007 remained in place this year, leading to these higher costs.

The Interactive Media Division remains focused on positioning itself for strong long-term growth, by increasing visitor and page-view growth, creating a dynamic online presence across all the Company’s websites, and generating revenue growth with a focus on expanded product offerings and attracting new customers. The “Web-First” approach to news reporting provides an immediate platform for breaking news and helps stimulate audience growth, as evidenced by a 70% increase in local pages views in the second quarter at the Company’s largest online operation, TBO.com in Tampa. The Division continues to seek opportunities to broaden its online product and services portfolio to meet the needs of its advertisers. The second-quarter 2008 purchase of DealTaker.com represents a valuable new cash flow stream to the Division which immediately made meaningful contributions to its results. Additionally, the Division’s strategic alliance with Yahoo! and a consortium of over 500 newspapers creates both content and distribution opportunities and provides more effective advertising solutions to customers.

INTEREST EXPENSE

Interest expense decreased $4.6 million in the second quarter from 2007’s same quarter due to the combination of a decrease in the Company’s average effective borrowing rate of approximately 135 basis points (to 5.0%) and to a $110 million decline in average debt levels. Interest expense declined $7.3 million in the year to date from the first half of 2007 due primarily to a 115 basis point decrease (to 5.3%) in the Company’s average effective borrowing rate and, to a lesser degree, a $35 million drop in average debt levels.

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

Changes in cash flows of the interest rate swaps offset changes in the interest payments on the Company’s $300 million bank term loan. These swaps effectively convert the Company’s variable rate bank term loan to fixed rate debt with a weighted average interest rate approximating 6.4% at June 29, 2008.

INCOME TAXES

The Company’s effective tax rate on income from continuing operations excluding the impairment charge was 41.75% in the current quarter and first half of 2008 as compared to 36% and 37% in the equivalent prior-year periods due primarily to the absence of the Alternative Fuels Credit (which was phased out at the end of 2007) previously generated by virtue of the Company’s investment in SP Newsprint, the absence of projected QPAD, as well as a relatively greater impact of unfavorable permanent items related to employee benefit plans.

LIQUIDITY

The Company generated net cash of $37.9 million from operating activities in the first half of 2008 and received proceeds totaling $76.7 million from the sale of WTVQ and its investment in SP Newsprint. The Company was able to purchase Dealtaker.com and a small group of weekly newspapers (totaling $22.5 million), to make capital expenditures of $12.4 million and to pay dividends to stockholders of $10.5 million, and still pay down debt by $67.5 million. Based on the general economic environment and outlook, the Company has reduced its capital spending plans by postponing anticipated projects.

The Company has in place a $1 billion revolving credit facility and a $300 million variable-rate bank term loan facility (together the “Facilities”). The term loan is with essentially the same syndicate of banks that provides the Company’s revolving credit facility. At the end of the first half of 2008, there were borrowings of $530 million outstanding under the revolving credit facility and $300 million under the bank term loan. The Facilities have both interest coverage and leverage ratio covenants. These covenants, which involve debt levels, interest expense, and a rolling four-quarter calculation of EBITDA (a measure of cash earnings as defined in the revolving credit agreement), can affect the Company’s maximum borrowing capacity allowed by the Facilities (approximately $900 million at June 29, 2008). In the fourth quarter of 2007, the Company amended certain provision of its Facilities to increase the maximum leverage ratio covenant and reduce the minimum interest ratio covenant for a period of three fiscal quarters. The amendment also modified the circumstances under which certain subsidiary guarantees would be in place. The Company was in compliance with all covenants at quarter-end and expects to remain in compliance with them going forward.

Subsequent to the end of the quarter, the Company completed the sale of WMBB and KALB/NALB and anticipates the sales of its two remaining broadcast television stations that are currently being reported as discontinued operations to be completed before the end of 2008. When the divestitures of all five stations are complete, the Company expects their sales to generate proceeds of $100 million to $105 million which, after considering estimated taxes, will be used to reduce debt by approximately $60 million to $65 million in total. The Company believes that internally generated funds provided by operations, together with the unused portion of the Facilities as well as the proceeds generated by the sales of SP Newsprint and certain broadcast stations, provide it with the flexibility to manage working capital needs, pay dividends and finance capital expenditures.

OUTLOOK

The weakening economy will most likely impact the Company throughout the remainder of 2008 and add to several difficult challenges which the Company is facing including a depressed Florida economy that encompasses the Company’s largest market (Tampa), increased competition from numerous and expanding media sources, and rising newsprint prices. In light of present economic conditions, the Company took aggressive actions to better align expenses with the current revenue environment including workforce reductions, performance improvement actions and vigilant management of discretionary spending. However, the Broadcast Division should experience strong Political advertising as well as the return of revenues from the Summer Olympics. The Interactive Media Division expects DealTaker.com to repeat the excellent results it generated in the second quarter throughout the remainder of 2008 and for Blockdot to show improvement in the second half of 2008 from its performance in the first half of the year. Additionally, the sales of the remaining television stations currently classified as discontinued operations are also expected to allow the Company to further reduce debt.

* * * * * * * *

Certain statements in this quarterly report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to accounting estimates and assumptions, expectations regarding acquisitions and dispositions, the impact of cost-containment measures, the Internet, newsprint prices, the Yahoo! agreements, debt compliance, general advertising levels and political advertising levels. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “plans,” “may” and similar words, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

Some significant factors that could affect actual results include: changes in advertising demand, interest rates or energy prices, the availability and pricing of newsprint, changes to pending accounting standards, health care cost trends, a natural disaster, the level of political and Olympic advertising, the performance of acquisitions, and regulatory rulings and laws.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Annual Report on Form 10-K for the year ended December 30, 2007, details our disclosures about market risk. The following risk factor has been added to those reported in Item 1A of the Company’s 2007 Form 10-K:

Volatility in US credit markets could affect the pricing of the Company’s financing arrangements

At the end of the second quarter 2008, the Company had $830 million outstanding under debt agreements which contain covenants requiring maintenance of interest coverage and leverage ratios. At June 29, 2008 the Company was in compliance with all covenants and expects that the covenants will continue to be met. However, the Company’s ability to meet its covenants may also be affected by events beyond its control, including a deterioration of current economic and industry conditions. Events of default, if not waived or cured, could result in the acceleration of the maturity of the Company’s debt. Because of the current volatility in US credit markets, obtaining new financing arrangements or amending existing ones may result in significantly higher fees and ongoing interest costs as compared to those in the Company’s current arrangements.

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

Reference is made to Part I, Item 3 of this Form 10-Q dated June 29, 2008, which is incorporated herein by reference, for information required by this item.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Media General, Inc. was held on April 24, 2008, for the purpose of electing a board of directors and ratification of auditors by the Class B stockholders.

The following votes were cast in reference to electing members to the board of directors. The names indicated in bold were elected at the Annual Meeting.

Class A Directors	Class A Shares Voted “FOR”	Class A Shares Voted “WITHHELD”
Charles A. Davis	5,787,584	136,538
Rodney A. Smolla[1]	5,781,539	142,583
Walter E. Williams[1]	5,781,979	142,143
Eugene I. Davis	10,251,657	2,201,311
F. Jack Liebau, Jr.	11,635,605	817,363
J. Daniel Sullivan	12,393,371	59,597

Class B Directors	Class B Shares Voted “FOR”	Class B Shares Voted “WITHHELD”
O. Reid Ashe, Jr.	530,198	1,920
J. Stewart Bryan III	530,198	1,920
Diana F. Cantor	530,198	1,920
Marshall N. Morton	530,198	1,920
Thompson L. Rankin	530,198	1,920
Coleman Wortham III	530,198	1,920

[1]

At its June 25, 2008 meeting, the board of directors voted to expand the Company’s board to eleven members. Rodney A. Smolla and Walter E. Williams were appointed to the board of directors at that time.

The Company’s auditors were ratified by the following vote:

Voted	Class B Shares
For	532,118
Against	—
Abstain	—

Item 6.	Exhibits

(a)	Exhibits

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

DATE: August 7, 2008	/s/ Marshall N. Morton
Marshall N. Morton
President and Chief Executive Officer

DATE: August 7, 2008	/s/ John A. Schauss
John A. Schauss
Vice President - Finance and Chief Financial Officer