Form 10-Q
period 2008-09-28
MEDIA GENERAL INC
filed 2008-11-06
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

Larger accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                      No       X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of Nov. 2, 2008.

Class A Common shares:	22,218,617
Class B Common shares:	555,992

MEDIA GENERAL, INC.

FORM 10-Q REPORT

September 28, 2008

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(000’s except shares)

	September 28,	December 30,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$14,100	$14,214
Accounts receivable - net	100,876	133,863
Inventories	10,582	6,676
Other	52,193	52,083
Assets of discontinued operations	14,877	106,958

Total current assets	192,628	313,794

Investments in unconsolidated affiliates	—	52,360

Other assets	41,248	65,686

Property, plant and equipment - net	453,719	475,028

Excess of cost over fair value of net identifiable assets of acquired businesses	421,471	917,521

FCC licenses and other intangibles - net	376,352	646,677

	$1,485,418	$2,471,066

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(000’s except shares and per share data)

	September 28,	December 30,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$31,370	$32,676
Accrued expenses and other liabilities	100,582	101,817
Liabilities of discontinued operations	3,596	5,521

Total current liabilities	135,548	140,014

Long-term debt	750,055	897,572

Deferred income taxes	42,406	311,588

Other liabilities and deferred credits	205,069	208,885

Stockholders’ equity:
Preferred stock ($5 cumulative convertible), par value $5 per share, authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 22,218,487 and 22,055,835 shares	111,092	110,279
Class B, authorized 600,000 shares; issued 555,992 shares	2,780	2,780
Additional paid-in capital	20,976	19,713
Accumulated other comprehensive loss	(75,464)	(77,277)
Retained earnings	292,956	857,512

Total stockholders’ equity	352,340	913,007

	$1,485,418	$2,471,066

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(000’s except for per share data)

	Three Months Ended		Nine Months Ended
	Sept. 28,	Sept. 30,	Sept. 28,	Sept. 30,
	2008	2007	2008	2007
Revenues	$193,705	$217,307	$593,049	$663,786
Operating costs:
Production	90,637	98,929	285,306	306,909
Selling, general and administrative	68,806	77,385	233,112	247,232
Depreciation and amortization	16,849	17,825	54,206	56,056
Goodwill and other asset impairment (see Note 3)	—	—	778,318	—
Gain on fire insurance recovery	(500)	—	(3,250)	—

Total operating costs	175,792	194,139	1,347,692	610,197

Operating income (loss)	17,913	23,168	(754,643)	53,589

Other income (expense):
Interest expense	(9,962)	(14,942)	(32,799)	(45,102)
Impairment of and income (loss) on investments	1,375	(4,936)	(4,586)	(9,542)
Other, net	248	(2,052)	761	(1,281)

Total other expense	(8,339)	(21,930)	(36,624)	(55,925)

Income (loss) from continuing operations before income taxes	9,574	1,238	(791,267)	(2,336)
Income taxes	3,800	(389)	(253,772)	(1,722)

Income (loss) from continuing operations	5,774	1,627	(537,495)	(614)
Discontinued operations:
Income from discontinued operations (net of taxes)	373	855	2,475	1,712
Loss related to divestiture of operations (net of taxes)	—	—	(11,300)	—

Net income (loss)	$6,147	$2,482	$(546,320)	$1,098

Income (loss) per common share:
Income (loss) from continuing operations	$0.26	$0.07	$(24.33)	$(0.03)
Discontinued operations	0.02	0.04	(0.40)	0.08

Net income (loss)	$0.28	$0.11	$(24.73)	$0.05

Income (loss) per common share – assuming dilution:
Income (loss) from continuing operations	$0.26	$0.07	$(24.33)	$(0.03)
Discontinued operations	0.02	0.04	(0.40)	0.08

Net income (loss)	$0.28	$0.11	$(24.73)	$0.05

Dividends paid per common share	$0.23	$0.23	$0.69	$0.69

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(000’s)

	Nine Months Ended
	September 28,	September 30,
	2008	2007
Operating activities:
Net income (loss)	$(546,320)	$1,098
Adjustments to reconcile net loss:
Depreciation and amortization	54,584	60,169
Deferred income taxes	(270,622)	9,501
Impairment of and loss on investments	4,586	11,618
Goodwill and other asset impairment	778,318	—
Net loss related to divestiture of operations	11,300	—
Gain on fire insurance recovery	(3,250)	—
Gain on sale of fixed assets	(4,505)	(775)
Change in assets and liabilities:
Accounts receivable and inventories	31,253	13,193
Accounts payable, accrued expenses, and other liabilities	(17,941)	(5,540)
Retirement plan contribution	(10,000)	—
Retirement plan accrual	2,851	4,361
Company owned life insurance (cash surrender value less policy loans)	17,192	(1,653)
Income taxes refundable (payable)	10,957	(18,060)
Other	3,232	11,808

Net cash provided by operating activities	61,635	85,720

Investing activities:
Capital expenditures	(19,243)	(55,128)
Proceeds from sales of discontinued operations and investments	137,284	—
Distribution from unconsolidated newsprint affiliate	—	5,000
Purchase of businesses	(22,696)	(1,954)
Other, net	5,664	6,710

Net cash provided (used) by investing activities	101,009	(45,372)

Financing activities:
Increase in debt	302,000	455,000
Payment of debt	(449,517)	(433,320)
Dividends paid	(15,778)	(15,956)
Stock repurchase	—	(48,716)
Other, net	537	652

Net cash used by financing activities	(162,758)	(42,340)

Net decrease in cash and cash equivalents	(114)	(1,992)
Cash and cash equivalents at beginning of period	14,214	11,930

Cash and cash equivalents at end of period	$14,100	$9,938

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

3. Due to the continuation of challenging business conditions in the second quarter and the market’s perception of the value of media company stocks, including the registrant’s, the Company performed an interim impairment assessment as of June 29, 2008. The Company’s long-lived assets include goodwill related to the Company’s reporting units, identifiable assets at individual television stations and newspapers (including FCC licenses and network affiliation agreements), fixed assets, and certain other investments and assets held for sale. The Company determined that certain of these long-lived assets were impaired by measuring the estimated discounted and undiscounted cash flows expected to be generated by the assets to determine their fair value and by comparing the result to their carrying value. The determination of fair value requires the use of significant judgment and estimates about assumptions that management believes were appropriate in the circumstances. These assumptions include those relating to revenue growth, compensation levels, newsprint prices, discount rates and market trading multiples for broadcast and newspaper assets. As a result of the testing, the Company recorded in its second quarter non-cash impairment charges related to goodwill in the Publishing Division of $512 million, FCC licenses in the Broadcast Division of $198 million, network affiliation agreements in the Broadcast Division of $67 million, trade names in the Broadcast Division of $0.5 million, and certain investments (whose impairment was other than temporary) and assets held for sale of $4.4 million. The pretax charge totaled $782 million ($532 million after-tax) and was included on the line items “Goodwill and other asset impairment” and “Impairment of and income (loss) on investments.”

The following table shows the change in the gross carrying amount and the accumulated amortization for intangible assets and goodwill from December 30, 2007 to September 28, 2008, including the above-mentioned impairment write-down:

	December 30, 2007		Change			September 28, 2008
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Acquisitions	Amortization expense	Impairment charge[1]	Gross Carrying Amount	Accumulated Amortization

Amortizing intangible assets
(including network affiliation, advertiser, programming and subscriber relationships):
Broadcast	$231,967	$68,359		$9,170	$(67,246)	$164,721	$77,529
Publishing	35,531	32,434	900	1,073		36,431	33,507
Interactive Media	2,570	1,883	3,795	525		6,365	2,408

Total	$270,068	$102,676	$4,695	$10,768	$(67,246)	$207,517	$113,444

Indefinite-lived intangible assets:
Goodwill:
Broadcast	$273,458					$273,458
Publishing	642,161		2,756		(511,741)	133,176
Interactive Media	1,902		12,935			14,837

Total goodwill	917,521		15,691		(511,741)	421,471
FCC licenses	477,280				(197,717)	279,563
Other	2,005		1,252		(541)	2,716

Total	$1,396,806		$16,943		$(709,999)	$703,750

[1]	Additionally, $4.4 million of investments and assets held for sale were written down.

After considering the above, intangibles amortization expense is projected to be approximately $14 million in 2008, $10 million in 2009, decreasing to $9 million in 2010 and 2011, and to $6 million in 2012.

4. Late in 2007, the Company announced that it was exploring the sale of five broadcast television stations. KALB/NALB in Alexandria, Louisiana, WMBB in Panama City, Florida, and WNEG in Toccoa, Georgia, were classified as held for sale at year end and WTVQ in Lexington, Kentucky and WCWJ in Jacksonville, Florida, met the held for sale criteria during the first quarter of 2008. In the second quarter of 2008, the Company completed the sale of WTVQ to Morris Network; in the third quarter, the Company completed the sale of WMBB and KALB/NALB to Hoak Media Corporation. Subsequent to the end of the third quarter, the Company completed the sale of WNEG to the University of Georgia Research Foundation. The Company anticipates having a signed agreement for the sale of WCWJ in the fourth quarter; any transaction would be subject to regulatory approval and may not close until early 2009. The results of these five stations and their associated web sites are presented as discontinued operations in the accompanying consolidated condensed statements of operations. The Company recognized an after-tax loss of $11.3 million in the first quarter of 2008 related primarily to the sale of WTVQ, including allocated goodwill. Results of discontinued operations are presented below by quarter for 2008 and 2007:

	Quarter Ended
(In thousands)	Sept. 28, 2008	June 29, 2008	March 30, 2008	Dec. 30, 2007	Sept. 30, 2007	July 1, 2007	April 1, 2007
Revenues	$3,116	$7,888	$8,841	$11,033	$9,704	$9,814	$8,689
Costs and expense	2,505	5,846	7,437	8,322	8,302	8,489	8,609

Income before income taxes	611	2,042	1,404	2,711	1,402	1,325	80
Income taxes	238	797	547	1,057	547	517	31

Income from discontinued operations	$373	$1,245	$857	$1,654	$855	$808	$49

5. In the second quarter of 2008, the Company and its two equal partners completed the sale of SP Newsprint to White Birch Paper Company. The sale generated proceeds to the Company of approximately $60 million which were used to reduce debt; associated income taxes approximated $20 million. Under the purchase agreement, the partners retained liabilities for certain retirement, environmental, and income tax issues; additionally, the post-closing working capital settlement has not been concluded as of the filing date. The Company estimated the fair value of these items (which are subject to certain limitations as to amount and duration) and increased the loss it had accrued at year end related to the sale by $2.6 million. In the third quarter, the Company reduced the loss by $1 million as additional information related to certain of these post-closing liabilities became known. The year-to-date net loss of $1.6 million is included in the Statement of Operations in the line item “Impairment of and income (loss) on sale of investments.”

Additionally, during the second quarter the Company purchased DealTaker.com, an online social shopping portal that provides coupons and bargains to its users, as well as a small group of weekly newspapers in South Carolina.

6. Effective at the beginning of fiscal 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements (FAS 157), which establishes a common definition for fair value under U.S. generally accepted accounting principles and creates a framework for measuring fair value. At September 28, 2008, the Company’s interest rate swaps were a liability of approximately $13 million based on significant other observable inputs (LIBOR) within the fair value hierarchy.

Fair value of interest rate swaps is based on a discounted cash flow analysis, predicated on quoted London Interbank Offered Rate (LIBOR) prices, of the estimated amounts the Company would have paid to terminate the swaps. The FASB has deferred the requirements under FAS 157 for non-financial assets and liabilities until the beginning of fiscal 2009.

7. As detailed in the Company’s 2007 Form 10-K, the Company adopted EITF 06-01, Accounting For Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider, at the beginning of fiscal 2008. The Company’s adoption of EITF 06-01 had no impact on net income and reduced both prior-year consolidated revenues and expenses by less than 1.5%.

8. The following table sets forth the Company’s current and prior-year financial performance by segment:

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total
Three Months Ended September 28, 2008
Consolidated revenues	$104,896	$80,065	$10,367	$(1,623)	$193,705

Segment operating cash flow	$16,886	$23,872	$111		$40,869
Depreciation and amortization	(6,550)	(6,194)	(447)		(13,191)

Segment profit (loss)	$10,336	$17,678	$(336)		27,678

Unallocated amounts:
Interest expense					(9,962)
Impairment of and income (loss) on investments					1,375
Acquisition intangibles amortization					(2,986)
Corporate expense					(8,652)
Gain on fire insurance recovery					500
Other					1,621

Consolidated income from continuing operations before income taxes					$9,574

Three Months Ended September 30, 2007
Consolidated revenues	$128,287	$81,323	$9,512	$(1,815)	$217,307

Segment operating cash flow	$28,164	$20,019	$(527)		$47,656
Write-down of investment			(2,264)		(2,264)
Depreciation and amortization	(6,162)	(5,823)	(469)		(12,454)

Segment profit (loss)	$22,002	$14,196	$(3,260)		32,938

Unallocated amounts:
Interest expense					(14,942)
Equity in net loss of unconsolidated affiliates					(4,936)
Acquisition intangibles amortization					(4,166)
Corporate expense					(9,044)
Other					1,388

Consolidated income from continuing operations before income taxes					$1,238

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total
Nine Months Ended September 28, 2008
Consolidated revenues	$332,142	$237,207	$28,599	$(4,899)	$593,049

Segment operating cash flow	$46,109	$59,357	$(2,349)		$103,117
Recovery on investment			10		10
Depreciation and amortization	(20,746)	(19,196)	(1,399)		(41,341)

Segment profit (loss)	$25,363	$40,161	$(3,738)		61,786

Unallocated amounts:
Interest expense					(32,799)
Impairment of and income (loss) on investments					(4,586)
Acquisition intangibles amortization					(10,768)
Corporate expense					(29,487)
Gain on fire insurance recovery					3,250
Goodwill and other asset impairment					(778,318)
Other					(345)

Consolidated loss from continuing operations before income taxes					$(791,267)

Nine Months Ended September 30, 2007
Consolidated revenues	$397,843	$244,330	$26,730	$(5,117)	$663,786

Segment operating cash flow	$82,483	$58,791	$(127)		$141,147
Net write-down of investment			(2,076)		(2,076)
Depreciation and amortization	(19,051)	(19,009)	(1,328)		(39,388)

Segment profit (loss)	$63,432	$39,782	$(3,531)		99,683

Unallocated amounts:
Interest expense					(45,102)
Equity in net loss of unconsolidated affiliates					(9,542)
Acquisition intangibles amortization					(12,989)
Corporate expense					(29,319)
Other					(5,067)

Consolidated loss from continuing operations before income taxes					$(2,336)

Segment assets have decreased substantially since year end due largely to the impairment charges discussed in Note 3. At September 28, 2008, segment assets were as follows: $462.4 million at the Publishing Division, $907.6 million at the Broadcast Division, $26.5 million at the Interactive Media Division, $74.0 million at Corporate and $14.9 million at discontinued operations.

9. The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Quarter Ended September 28, 2008			Quarter Ended September 30, 2007
(In thousands, except per share amounts)	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Income from continuing operations available to common stockholders	$5,774	22,101	$0.26	$1,627	22,165	$0.07

Effect of dilutive securities
Restricted stock and other	(50)	81		(19)	135

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$5,724	22,182	$0.26	$1,608	22,300	$0.07

	Nine Months Ended September 28, 2008			Nine Months Ended September 30, 2007
(In thousands, except per share amounts)	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic and Diluted EPS:
Loss from continuing operations available to common stockholders	$(537,495)	22,096	$(24.33)	$(614)	22,819	$(0.03)

At September 28, 2008, there were approximately 90,000 securities that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period(s) presented.

10. The following tables provide the components of net periodic employee benefits expense for the Company’s benefit plans for the third quarter and first nine months of 2008 and 2007:

	Quarter Ended
	Pension Benefits		Other Benefits
	September 28,	September 30,	September 28,	September 30,
(In thousands)	2008	2007	2008	2007
Service cost	$236	$274	$104	$122
Interest cost	6,531	6,249	753	731
Expected return on plan assets	(6,474)	(6,202)	—	—
Amortization of prior-service (credit)/cost	(13)	(13)	430	430
Amortization of net loss/(gain)	1,381	2,074	(94)	(26)

Net periodic benefit cost	$1,661	$2,382	$1,193	$1,257

	Nine Months Ended
	Pension Benefits		Other Benefits
	September 28,	September 30,	September 28,	September 30,
(In thousands)	2008	2007	2008	2007
Service cost	$708	$822	$311	$367
Interest cost	19,592	18,747	2,258	2,194
Expected return on plan assets	(19,423)	(18,606)	—	—
Amortization of prior-service (credit)/cost	(40)	(41)	1,291	1,291
Amortization of net loss/(gain)	4,145	6,223	(283)	(79)

Net periodic benefit cost	$4,982	$7,145	$3,577	$3,773

11. The Company’s comprehensive income (loss) consisted of the following:

	Quarter Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
(In thousands)	2008	2007	2008	2007
Net income (loss)	$6,147	$2,482	$(546,320)	$1,098
Unrealized gain (loss) on derivative contracts (net of deferred taxes)	(111)	(3,189)	1	180
Change in pension and postretirement (net of deferred taxes)	—	—	1,812	9,292
Reclassification of loss included in net income (net of deferred taxes)	—	1,442	—	1,442
Unrealized holding loss on equity securities (net of deferred taxes)	—	(407)	—	(1,086)

Comprehensive income (loss)	$6,036	$328	$(544,507)	$10,926

12. The Company has maintained a Supplemental 401(k) Plan (the Plan) for many years which allows certain employees to defer salary and obtain Company match where federal regulations would otherwise limit those amounts. The Company is the primary beneficiary of the variable interest entity that holds the Plan’s investments and consolidates the Plan accordingly. With certain 2008 amendments to the Plan, participants will now receive cash payments upon termination of employment, and participants age 55 and above can now choose from a range of investment options including the Company’s Class A common stock fund. The Company’s liability to participants is adjusted to its fair value each reporting period. The Plan’s investments, other than its Class A common stock fund, are reported as assets and are adjusted to fair value each reporting period. Investments in the Class A common stock fund are measured at historical cost and are recorded as a reduction of additional paid-in capital; consequently, fluctuations in the Company’s stock price will have an impact on the Company’s net income.

13. In the second quarter of 2007, one of three presses at the Company’s Richmond Times-Dispatch printing facility caught fire. The Company reached a cash settlement with the insurance company in the fourth quarter of last year; however, a portion of that settlement was expected to be spent in 2008 related to repair and clean-up costs. The Company identified a more cost-effective method to clean the equipment and remediate the facility than previously anticipated, and consequently, recorded pre-tax gains of $2.8 million in the second quarter and $.5 million in the third quarter of 2008 related to the insurance settlement. These gains are recorded on the Statements of Operations in the line item “Gain on fire insurance recovery.”

14. The FCC has mandated a reallocation of a portion of the broadcast spectrum to others, including Sprint/Nextel. According to the FCC order, broadcasters must surrender their old equipment to prevent interference within a narrowed broadcasting frequency range. In exchange for the relinquished equipment,

Sprint/Nextel is providing broadcasters with new digital equipment and reimbursing associated out-of-pocket expenses. Over the next year, Sprint/Nextel will provide the Company with new equipment which is capable of meeting the narrowed broadcasting frequency criteria. The Company has recorded gains of approximately $3.9 million in 2008 ($1.9 million of which was in the third quarter) in the line item “Selling, general and administrative” on the Consolidated Statements of Operations and anticipates recording additional gains approaching $3.5 million in total over the next year relating to the new equipment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Media General is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, television stations and interactive media.

The Company’s fiscal year ends on the last Sunday in December.

RESULTS OF OPERATIONS

The Company recorded net income of $6.1 million and a net loss of $546.3 million in the third quarter and first nine months of 2008, respectively, as compared to net income of $2.5 million and $1.1 million in the equivalent periods of 2007. In order to facilitate comparisons of results, several factors merit separate mention. Challenging business conditions and the market’s perception of the value of media company stocks prompted the Company to perform an interim impairment test as of the end of the second quarter. As a result of this testing, the Company recorded impairment charges related to goodwill in the Publishing Division of $512 million, FCC licenses in the Broadcast Division of $198 million, network affiliation agreements in the Broadcast Division of $67 million, trade names in the Broadcast Division of $0.5 million, and investments and assets held for sale of $4.4 million, resulting in an after-tax non-cash impairment charge of $532 million. For a more complete discussion regarding this impairment charge, see Note 3 of this Form 10-Q. Additionally, a loss was recorded in the first quarter related to the divestiture of certain television stations. At the end of 2007, the Company classified three of its stations as discontinued operations, including KALB/NALB in Alexandria, Louisiana, WMBB in Panama City, Florida, and WNEG in Toccoa, Georgia, and recorded an after-tax loss of $2 million. Before the close of 2008’s first quarter, two additional stations—WTVQ in Lexington, Kentucky, and WCWJ in Jacksonville, Florida—met the criteria for discontinued operations and were classified accordingly, resulting in an additional after-tax loss of $11.3 million. This first quarter charge was due primarily to an expected loss upon the sale of WTVQ; that sale was completed in the second quarter. In the third quarter, the Company completed the sale of KALB/NALB and WMBB; subsequent to the end of the third quarter, the sale of WNEG was finalized. The Company also consummated the sale of SP Newsprint in the second quarter of 2008 and increased the year-end pre-tax loss it originally recorded in 2009 by $1.6 million in the year to date; see Note 5 for a more complete discussion. In an effort to better align its costs with the current business environment, the Company implemented a cost-reduction plan which included a voluntary and non-voluntary separation program. This workforce reduction was largely in response to a general economic downturn and, particularly, to the deep housing-induced recession in the Florida market. It resulted in pre-tax severance costs of $4.8 million in 2008, virtually all of which occurred in the second quarter. Further, the Company recognized an additional $3.3 million pre-tax gain related to the insurance settlement in the first nine months of 2008 from a fire at the Company’s Richmond Times-Dispatch printing facility that occurred in the second quarter of 2007. The following chart reflects adjustments for the aforementioned items in the year to date on an after-tax basis:

	Nine Months Ended
	Sept. 28	Sept. 30
(In thousands)	2008	2007
Net income (loss)	$(546,320)	$1,098
Adjusted for (net of taxes):
Goodwill and other asset impairment	(532,084)	—
Loss related to divestiture of operations	(11,300)	—
Severance and costs related to consolidation of printing facilities	(3,029)	(1,681)
Net loss on sale of investments	(690)	—
Income from discontinued operations	2,475	1,712
Gain on insurance recovery	1,827	—

Adjusted income (loss)	$(3,519)	$1,067

In the year to date, the Company’s adjusted loss of $3.5 million (as shown in the previous chart) reflected a $4.6 million negative swing from the first nine months of $1.1 million in 2007. The largest factor impacting these results was a 17% decrease in Publishing Division revenues in the year to date which, despite strong reductions in operating expenses (excluding severance and costs related to consolidation of printing facilities), caused the Division’s operating profits in the first nine months of 2008 to be less than half of those in the equivalent 2007 period. Partially offsetting this downturn in year-over-year divisional results were: a 27% decrease in interest expense in the year to date (due to lower interest rates and decreased average debt levels), the absence of $8.8 million of operating losses related to SP Newsprint, and a $3.7 million increase in fixed asset gains.

In the third quarter, many factors contributed to a $4.1 million rise in income from continuing operations. Divisional results, as well as corporate expense, reflected the reversal of approximately $5 million of pretax profit-sharing expense which had been accrued earlier in the year, as the Company no longer expects to meet the established threshold for payment within the plan based on nine months of actual results combined with projections for the remaining three months of 2008. Other items impacting third-quarter results included: a 33% decrease in interest expense due almost equally to lower interest rates and decreased average debt levels, a $2 million rise in fixed asset gains, and a $5.9 million improvement in SP Newsprint related items. As discussed in Note 5, in 2008 the adjustment of certain post-closing issues provided $1 million of income in the third quarter which also benefited from the absence of $4.9 million of operating losses recorded in the third quarter of 2007. Conversely, divisional operating profits were down 16% due to significantly decreased Publishing revenues which resulted in a 53% decline in that Division’s profits. Publishing Division revenues were down in all advertising categories and continue to be substantially impacted by the recession in the Tampa Bay region.

PUBLISHING

Operating income for the Publishing Division decreased $11.7 million and $38.1 million in the third quarter and first nine months of 2008 from the equivalent prior-year periods despite cost reduction measures which appreciably mitigated a decline in revenues of 18% and 17% in the quarter and year-to-date periods. The Division’s Tampa operations were responsible for about half of the overall revenue decreases as the Company’s largest market has been adversely impacted by a housing-induced recession in Florida. As shown in the following chart, Classified advertising fell farthest from the year-ago period as employment, automotive and real estate advertising declined in virtually all markets. Retail revenues were down due to lower advertising levels in the department store, home furnishing and entertainment categories. National revenues experienced declines as a result of weak spending levels in the telecommunications and automotive categories.

As previously mentioned, the revenue decline was most pronounced in the Tampa market, and the Company has reacted to this challenging advertising environment by implementing aggressive actions to improve performance and to better align expenses at its Florida properties with that market’s current economic conditions. This included a workforce reduction which was initiated in the second quarter as well as further cost reduction initiatives.

In addition, the Division continues to make concerted efforts to reduce its newsprint consumption and to rigorously manage discretionary spending. The Division’s 2008 operating expenses included pretax charges of approximately $3.9 million which were comprised of severance costs and expenses associated with the consolidation of certain printing facilities. Excluding these costs, Publishing Division operating expenses decreased a substantial 10% and 9% in the quarterly and year-to-date periods of 2008 over the equivalent prior-year periods due primarily to reduced compensation expense. Compensation expense declined due to the combination of several factors, including: the elimination of some positions at nearly all newspapers, the third-quarter reversal of profit-sharing expense accrued earlier in the year, favorable medical experience, and decreased retirement plan expense. Despite higher average newsprint prices per short ton of $117 and $39 in the quarter and year to date, newsprint costs were down $.5 million and $6.2 million in these same periods due to reduced consumption as a result of newspaper redesigns, lower advertising linage, decreased circulation volumes, and concerted conservation efforts.

BROADCAST

In the third quarter and first nine months of 2008, Broadcast operating income was up $3.5 million and $.4 million compared to the equivalent periods a year ago due to reduced operating expenses which more than offset a $1.3 million and $7.1 million drop in revenues in those same periods. Despite robust Political advertising and Summer Olympic advertising, Broadcast revenues declined as National and Local time sales experienced soft advertiser spending across several markets as well as in a number of key categories. National revenues fell 20% and 17% in the quarter and year to date from the prior year due to weak advertising levels primarily in the automotive and telecommunications categories. Local time sales decreased nominally in the third quarter and dropped approximately 2% in the first nine months of the year on reduced spending in the automotive and furniture categories. Conversely, Political time sales approached five times the prior-year level in the quarter and nearly five and one-half times the prior-year level in the first nine months of 2008 due to strong spending associated with the presidential campaigns, U.S. congressional races, and issue spending in certain states. The following chart illustrates comparative advertising time sales by categories as discussed above.

The Broadcast Division’s $4.8 million and $7.5 million decrease in operating expenses in the third quarter and first nine months of this year from the equivalent periods in 2007 was achieved partially through controlled discretionary spending in areas such as sales incentives and travel. Additionally, compensation decreased 10% in the third quarter and 2% in the first nine months of 2008 because of several factors including: positions held open or eliminated, the third-quarter reversal of profit-sharing expense accrued earlier in the year, and favorable medical experience. The Division remains vigilant in its efforts to seek cost-reductions, to align expenses with the current business climate and to pursue attractive new business development opportunities.

INTERACTIVE MEDIA

At the beginning of the second quarter in 2008, the Company acquired DealTaker.com, an online social shopping portal that provides coupons and bargains to its users. DealTaker.com generated revenues of $1.8 million and $3.4 million in the third quarter and first nine months of 2008 and produced operating profits of more than a million in each quarter. Additionally, in the third quarter of 2007, the Division took a $2.3 million write-down of an investment in a company that produces interactive entertainment. For purposes of the remainder of this discussion and for the chart that follows, investments and results of DealTaker.com are excluded.

The Interactive Media Division’s (IMD) operating loss increased $.6 million in 2008’s third quarter and $4.6 million in the first nine months of 2008 from the comparable prior-year periods. In the quarter, a 9% reduction in revenues was partially offset by a small decrease in operating expenses. While the online group (all online operations associated with newspapers and television stations) held relatively steady in quarter-over-quarter comparisons, profits at the company’s advergaming business, Blockdot, dropped. In the year to date, a 5.7% reduction in IMD revenues combined with increased operating expense created a loss significantly greater than in the first nine months of 2007 caused equally by the online group and Blockdot. A downward slide in Classified advertising (despite new revenues from the Company’s Yahoo! HotJobs relationship) was the result of lower volumes of advertising, particularly in Florida’s struggling economy, partially offset by price increases. Local online advertising generated a robust 29% and 35% increase in the third quarter and first nine months of 2008 over prior-year equivalent periods as banner advertising and sponsorships showed solid growth; National/Regional revenues fell 11% in the quarter due in large part to weakness in Florida, but rose 3% in the first nine months of the year on the strength of the first quarter. Blockdot’s revenues suffered a 32% and 25% decline in the third quarter and first nine months of 2008 compared to similar prior-year periods as the pace of advergaming sales reflected the sluggish economy. The following chart illustrates strong year-over-year growth in Local revenues, while National/Regional revenue growth tapered off in the third quarter. Online Classified advertising (still the largest source of divisional revenue) continues to suffer from the decline in volume at the Publishing Division.

IMD’s operating expenses were down $.3 million in the third quarter but up $3.1 million in the first nine months of 2008, predominantly the result of increased employee compensation expense due to additional staffing in key areas, offset by lower profit-sharing expense in the quarter. The infrastructure that was built initially in 2007 to support the Division’s growth initiatives remained in place this year, leading to these higher costs.

IMD remains focused on positioning itself for strong long-term growth, by increasing visitor and page-view growth, creating a dynamic online presence across all the Company’s websites, and generating revenue growth with a focus on expanded product offerings and attracting new customers. The “Web-First” approach to news reporting provides an immediate platform for breaking news and helps stimulate audience growth, as evidenced by a 33% increase in local pages views in the third quarter at the Company’s largest online operation, TBO.com in Tampa. The Division continues to seek opportunities to broaden its online product and services portfolio to meet the needs of its markets and its advertisers. The purchase of DealTaker.com represents a valuable new cash flow stream to the Division with margins of approximately 70% since the acquisition. Additionally, the Division’s strategic alliance with Yahoo! and a consortium of over 500 newspapers creates both content and distribution opportunities and provides more effective advertising solutions to customers.

INTEREST EXPENSE

Interest expense decreased $5.0 million in the third quarter from 2007’s same quarter due almost equally to a decrease in the Company’s average effective borrowing rate of 115 basis points (to 5.15%) and to an approximate $170 million decline in average debt levels. Interest expense declined $12.3 million in the year to date from the first nine months of 2007 due to a similar 115 basis point decrease in the Company’s average effective borrowing rate and to an approximate $80 million drop in average debt levels.

In the third quarter of 2006, the Company entered into three interest rate swaps (where it pays a fixed rate and receives a floating rate) to manage interest cost and cash flows associated with variable interest rates, primarily short-term changes in LIBOR, not to trade such instruments for profit or loss. These interest rate swaps are cash flow hedges with notional amounts totaling $300 million and maturities of either three or five years. Changes in cash flows of the interest rate swaps offset changes in the interest payments on the Company’s $300 million bank term loan. These swaps effectively convert the Company’s variable rate bank term loan to fixed rate debt with a weighted average interest rate approximating 6.4% at September 28, 2008.

INCOME TAXES

The Company’s effective tax rate on income from continuing operations, excluding the previously mentioned impairment charge, was 39.7% and 43.8% in the current quarter and first nine months of 2008, as compared to 35.8% and 33.8% in the equivalent prior-year periods, due primarily to the absence of the Alternative Fuels Credit previously generated by virtue of the Company’s investment in SP Newsprint as well as a relatively greater impact of unfavorable permanent items related to employee benefit plans.

LIQUIDITY

The Company generated net cash of $61.6 million from operating activities in the first nine months of 2008 and received proceeds of more than $135 million from the sale of several television stations and its investment in SP Newsprint. The Company purchased DealTaker.com and a small group of weekly newspapers (totaling $22.7 million), made capital expenditures of $19.2 million, paid dividends to stockholders of $15.8 million, contributed $10 million to its retirement plan, and repaid debt by $147.5 million. Based on the general economic environment and outlook, the Company has reduced its capital spending plans by postponing anticipated projects. Additionally, the Company announced a reduction in its fourth quarter dividend from $0.23/share to $0.12/share.

The Company has in place a $1 billion revolving credit facility and a $300 million variable-rate bank term loan facility (together the “Facilities”). The term loan is with essentially the same syndicate of banks that provides the Company’s revolving credit facility. At the end of the first nine months of 2008, there were borrowings of $450 million outstanding under the revolving credit facility and $300 million under the bank term loan. The Facilities have both interest coverage and leverage ratio covenants. These covenants, which involve debt levels, interest expense, and a rolling four-quarter calculation of EBITDA (a measure of cash earnings as defined in the revolving credit agreement), can affect the Company’s maximum borrowing capacity allowed by the Facilities (approximately $790 million at September 28, 2008). In the fourth quarter of 2007, the Company amended certain provision of its Facilities to increase the maximum leverage ratio covenant and reduce the minimum interest ratio covenant for a period of three fiscal quarters. The amendment also modified the circumstances under which certain subsidiary guarantees would be in place. The Company was in compliance with all covenants at quarter-end and expects to remain in compliance with its covenants going forward.

The credit market crisis is causing some customers to severely reduce or temporarily suspend advertising in order to conserve their cash. In this environment, it is difficult to confidently project future operating performance. This uncertainty coupled with a tightness of the Company’s debt covenants has led to discussions with the Company’s banking group. The Company anticipates these discussions will lead to an amendment of the Facilities. As these discussions are ongoing, the final form of the amendment is not known but will likely involve higher interest expense, lower commitment levels, and relaxed covenant requirements.

As of the end of the third quarter, the Company had completed the sales of WTVQ, WMBB and KALB/NALB. Subsequent to the close of the third quarter, the Company completed the sale of WNEG. It anticipates signing an agreement for the sale of WCWJ in the fourth quarter. When the divestitures of all five stations are complete, the Company expects their sales to generate proceeds of $100 million to $105 million which, after considering estimated taxes, will be used to reduce debt by approximately $60 million to $65 million in total. The Company believes that internally generated funds provided by operations, together with the unused portion of the Facilities as well as the proceeds generated by the sales of SP Newsprint and certain broadcast stations, provide it with the flexibility to manage working capital needs, pay dividends and finance capital expenditures.

OUTLOOK

The Company expects the fourth quarter to reflect trends similar to those which have been present throughout much of 2008, including a challenging advertising environment, a depressed economy in the Company’s largest market (Tampa), increased competition from numerous and expanding media sources, and rising newsprint prices. In light of economic conditions, the Company took aggressive actions to better align expenses with the current revenue environment including workforce reductions, performance improvement initiatives, product innovation acceleration, and vigilant management of discretionary spending. Additional steps are currently being considered. The Broadcast Division should continue to experience strong Political advertising as the presidential election rapidly approaches. The Interactive Media Division expects DealTaker.com to build on the excellent results it has generated since its second-quarter acquisition and it expects Blockdot to show improvement. Additionally, the consummation of the sale of WNEG, the anticipated sale of the final television station currently classified in discontinued operations, and the reduction of the Company’s dividend are also expected to allow the Company to further reduce debt.

* * * * * * * *

Certain statements in this quarterly report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to accounting estimates and assumptions, expectations regarding credit facilities, acquisitions and dispositions, the impact of cost-containment measures, staff reductions, the Internet, newsprint prices, the Yahoo! agreements, debt compliance, general advertising levels and political advertising levels. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “plans,” “may” and similar words, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

Some significant factors that could affect actual results include: the effect of the credit crisis on advertising demand, interest rates or energy prices, the availability and pricing of newsprint, changes to pending accounting standards, health care cost trends, a natural disaster, the level of political advertising, the performance of acquisitions, and regulatory rulings and laws.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Annual Report on Form 10-K for the year ended December 30, 2007, details our disclosures about market risk. The following risk factor has been added to those reported in Item 1A of the Company’s 2007 Form 10-K:

Volatility in US credit markets could affect the pricing of the Company’s financing arrangements

At the end of the third quarter 2008, the Company had $750 million outstanding under debt agreements which contain covenants requiring maintenance of interest coverage and leverage ratios. At September 28, 2008, the Company was in compliance with all covenants and expects that the covenants will continue to be met. However, the Company’s ability to meet its covenants may also be affected by events beyond its control, including a deterioration of current economic and industry conditions. Events of default, if not waived or cured, could result in the acceleration of the maturity of the Company’s debt. Because of the current volatility in US credit markets, obtaining new financing arrangements or amending existing ones would likely result in significantly higher fees and ongoing interest costs as compared to those under the Company’s current arrangements.

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

Reference is made to Part I, Item 3 of this Form 10-Q dated September 28, 2008, which is incorporated herein by reference, for information required by this item.

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

MEDIA GENERAL, INC.

DATE: November 6, 2008	/s/ Marshall N. Morton
Marshall N. Morton
President and Chief Executive Officer

DATE: November 6, 2008	/s/ John A. Schauss
John A. Schauss
Vice President - Finance and Chief Financial Officer