Form 10-K
period 2008-12-28
MEDIA GENERAL INC
filed 2009-02-25
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Rule 12b-2 of the Act). Large accelerated filer  ☐     Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of voting and non-voting stock held by nonaffiliates of the registrant, based upon the closing price of the Company’s Class A Common Stock as reported on the New York Stock Exchange, as of June 29, 2008, was approximately $282,967,000.

The number of shares of Class A Common Stock outstanding on February 1, 2009, was 22,238,137. The number of shares of Class B Common Stock outstanding on February 1, 2009, was 551,880.

The Company makes available on its Web site, www.mediageneral.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as soon as reasonably practicable after being electronically filed with the Securities and Exchange Commission.

Part III incorporates information by reference from the proxy statement for the Annual Meeting of Stockholders to be held on April 23, 2009.

Index to Media General, Inc.

Annual Report on Form 10-K for the Year Ended December 28, 2008

PART I

Item 1.	Business

General

Media General, Inc., is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, television stations, and interactive media. The Company employs approximately 5,600 people on a full or part-time basis. The Company’s businesses are somewhat seasonal; the second and fourth quarters are typically stronger than the first and third quarters.

The Company owns 24 daily newspapers and more than 250 other publications, as well as 19 television stations. The Company also operates more than 75 online enterprises. The Company has placed significant emphasis on convergence. Convergence combines the unique strengths of newspapers, television, and the Internet to enable the Company to better gather and present news and information to its readers, viewers, and users and on behalf of its advertisers. These efforts were initiated in the Tampa market, where The Tampa Tribune, WFLA-TV and TBO.com share the Company’s News Center facility and work side by side to provide the most comprehensive news, information and entertainment in that market. The Company is also engaged in convergence in four additional markets in the Southeast where it operates market-leading newspapers, television stations, and Web sites in contiguous regions. Additionally, it operates Web sites in conjunction with its newspaper and television stations in other markets.

On December 18, 2007, the Federal Communications Commission (FCC) adopted a revised media ownership rule regulating the common ownership of a newspaper and a television station in the same market. The FCC amended the existing 32-year-old absolute ban on newspaper/broadcast cross-ownership by crafting a rule that would presumptively allow a newspaper to own one television station or one radio station in the 20 largest markets, subject to certain limitations. The amended rule also presumes that all other newspaper/ broadcast combinations in all other markets will not be in the public interest, but this presumption can be overcome if the applicant can show, based on criteria prescribed by the FCC, that either media property is “failed” or “failing,” or if the transaction will result in a new source of news in the market. These new cross-ownership regulations modify the ban that remained in place as a result of a stay imposed by the United States Court of Appeals for Third Circuit in 2003. In addition, the FCC announced that it would grant permanent waiver to the existing newspaper/broadcast combinations that were grandfathered in conjunction with the 1975 rule and certain combinations that involve one newspaper and one broadcast property in the same market. As a result of these actions, the FCC granted or continued permanent waivers to the Company’s convergence partnership in Tampa and its newspaper-television combinations in the following television markets: Columbus, Georgia; Florence – Myrtle Beach, South Carolina; and Tri-Cities (Tennessee and Virginia). Some parties sought judicial review of the FCC’s December 18, 2007 order modifying its ownership rules and granting the Company’s permanent waivers, and that proceeding is now pending before the U.S. Court of Appeals for the Third Circuit. Some parties also petitioned the FCC to reconsider its decision to modify its ownership rules and to grant the Company’s permanent waivers, and those petitions remain pending at the FCC. The Company’s newspaper-television partnership in Roanoke/Lynchburg/Danville, Virginia does not require an FCC waiver.

Although the Company is gratified that the FCC has provided permanent waivers to the stations operating in five of its convergence markets, the Company will continue to press for cross-ownership relief in all markets, regardless of size.

Industry Segments

The Company operates in three significant industry segments. For financial information related to these segments see pages 31 and 32 in Item 8 of this Form 10-K. These segments are Publishing, Broadcast, and Interactive Media. Additional information related to each of the Company’s significant industry segments is included below.

Publishing Business

At December 28, 2008, the Company’s wholly owned publishing operations included daily and Sunday newspapers in Virginia, Florida, North Carolina, Alabama, and South Carolina. Combined average paid circulation for these newspapers in 2008 was as follows (in thousands):

Newspaper Location	Daily	Sunday	Weekly
Virginia	309	357	48
Florida	212	282	1
North Carolina	150	166	7
Alabama	48	50	5
South Carolina	30	33	12

Total	749	888	73

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

The primary raw material used by the Company in its publishing operations is newsprint, which is purchased at market prices from various Canadian and United States sources, including SP Newsprint Company (SPNC), in which the Company sold its one-third equity interest in the second quarter of 2008. The publishing operations of the Company consumed approximately 84 thousand short tons of newsprint in 2008. Management of the Company believes that sources of supply under existing arrangements, including a commitment to purchase 48 thousand short tons from SPNC, will be adequate in 2009. The Company also is committed to purchase a minimum of approximately 42 thousand and 35 thousand tons of newsprint from SPNC in 2010, and 2011, respectively.

Broadcast Business

The Broadcast Television Division operates 19 network-affiliated television stations in the United States including WCWJ in Jacksonville, Florida which was classified as held for sale at December 28, 2008. In the first quarter of 2009, the Company signed a definitive agreement for the sale of WCWJ; the transaction is expected to close in the first half of 2009. In 2008, the Company completed the sale of the following four TV stations that were classified as held for sale in three transactions: WTVQ in Lexington, Kentucky; WMBB in Panama City, Florida and KALB/NALB in Alexandria, Louisiana; and WNEG in Toccoa, Georgia. For additional information, see page 27 in Item 8 of this Form 10-K. The following table sets forth certain information on each of the Company’s stations:

Station Location and Affiliation	National Market Rank (a)	Station Rank (a) *		Audience % Share (a) *	Expiration Date of FCC License (b)	Expiration Date of Network Agreement
WFLA-TV NBC (c)	13	2	**	8%	02/01/2005	01/01/2012
Tampa, FL
WNCN-TV NBC	27	3	**	5%	12/01/2012	01/01/2012
Raleigh-Durham, NC
WCMH-TV NBC (c)	32	2		10%	10/01/2013	01/01/2012
Columbus, OH
WSPA-TV CBS	36	1		12%	12/01/2004	06/30/2015
Greenville, SC
Spartanburg, SC
WYCW-TV CW	36	5	**	2%	12/01/2004	09/18/2011
Asheville, NC
WVTM-TV NBC (c)	40	4		7%	04/01/2013	01/01/2012
Birmingham, AL
WCWJ-TV CW	47	6		3%	02/01/2013	09/18/2011
Jacksonville, FL
WJAR-TV NBC (c)	52	1		14%	04/01/2007	01/01/2012
Providence, RI
WKRG-TV CBS (c)	60	1		13%	04/01/2013	04/02/2015
Mobile, AL
Pensacola, FL
WSLS-TV NBC	67	3		10%	10/01/2004	01/01/2012
Roanoke, VA
WJTV-TV CBS (c)	90	2		15%	06/01/2005	12/31/2014
Jackson, MS
WJHL-TV CBS	92	2		15%	08/01/2005	12/31/2014
Johnson City, TN
WSAV-TV NBC (d)(e)	96	2		10%	04/01/2013	01/01/2012
Savannah, GA
WCBD-TV NBC (f)	99	2		12%	12/01/2004	01/01/2012
Charleston, SC
WNCT-TV CBS (f)	103	1		14%	12/01/2004	12/31/2014
Greenville, NC
WBTW-TV CBS (d)(f)	104	1		19%	12/01/2004	06/30/2015
Myrtle Beach/Florence, SC
WJBF-TV ABC (c)	115	2		15%	04/01/2013	06/30/2014
Augusta, GA
WRBL-TV CBS (c)	128	2		11%	04/01/2005	03/31/2015
Columbus, GA
WHLT-TV CBS	167	2		7%	06/01/2005	08/31/2015
Hattiesburg, MS

(a)	Source: November 2008 Nielsen Media Research.

(b)	Television broadcast licenses are granted for maximum terms of eight years and are subject to renewal upon application to the FCC; the Company filed applications for renewal of all television station licenses in a timely manner prior to the applicable expiration dates. Refer to “Risk Factors” for further discussion of the FCC license renewal process.

(c)	Station also holds a digital affiliation with Retro Television Network that expires 9/30/09.

(d)	Station also holds a digital affiliation with MyNetworkTV that expires on 9/17/11.

(e)	Station also holds a digital affiliation with Retro Television Network that expires on 8/31/09.

(f)	Station also holds a digital affiliation with CW PLUS Network that expires on 9/18/11.

*	Sign-On to Sign-Off Households share.

**	Indicates a tie.

The primary source of revenues for the Company’s television stations is the sale of commercial time to national and local advertisers and political candidates. Additionally, the Company’s Professional Communications Systems operating unit derives revenue from the sale and integration of broadcast equipment to third parties including other broadcasters, corporate and governmental enterprises, and colleges and universities. The Company is beginning to see a greater level of revenue from cable and satellite retransmission agreements.

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

In the third quarter of 2006, the Company acquired four NBC stations; WNCN in Raleigh, North Carolina, WCMH in Columbus, Ohio, WJAR in Providence, Rhode Island and WVTM in Birmingham, Alabama. In the third and fourth quarters of 2006, the Company sold four CBS stations; KWCH in Wichita, Kansas, and its three satellites, WIAT in Birmingham, Alabama, KIMT in Mason City, Iowa, and WDEF in Chattanooga, Tennessee. For additional information regarding the acquisition and dispositions, see page 27 in Item 8 of this Form 10-K.

The television broadcast industry has largely implemented the transition from analog to digital technology in accordance with a mandated conversion timetable established by the Communications Act and the FCC. In February 2006, the Digital Television Transition and Public Safety Act established February 17, 2009, as the deadline for completion of the transition from analog to digital television broadcasting. The law required the FCC to terminate the licenses for all full-power analog television stations on February 18, 2009; in February 2009 Congress passed a law that extended the deadline until June 12, 2009. The Company’s television stations, with the exception of its satellite stations, have substantially transitioned to digital technology. The Company is in the process of completing the final stages of digital channel assignment in several markets and expects to achieve full compliance by the FCC mandated deadline.

Interactive Media Business

Launched in January 2001, the Interactive Media Division operates more than 75 local Web sites as well as an Advertising Services Group consisting of several growing digital media enterprises. The Division focuses on driving audience and revenue growth by serving customers with innovative products in digital media. In April of 2008 the Company acquired DealTaker.com, a Dallas-based online social shopping and coupon site, which specializes in driving online shoppers to merchant sites in exchange for a sales-based commission. Also in 2008, the Company acquired NetInformer, a California-based mobile marketing and advertising services provider. The Company owns Blockdot, Inc., a Dallas-based advergaming and branded entertainment company, which serves major brands with creative and innovative gaming and messaging solutions. Collectively, these enterprises comprise the Company’s Advertising Services Group. Late in 2008, the Division acquired Richmond.com, a city portal Web site that serves the Richmond, Virginia, things-to-do, local search and entertainment market.

The Interactive Media Division operates Web sites affiliated with each of Media General’s newspapers and television stations. The Web sites feature content complementary, but increasingly more augmentative in nature, to its offline newspaper and television offerings. Online revenues from these Web sites are derived primarily from local and national advertising, which includes various classified products as well as display and sponsorship advertisements. The Division has been directing additional resources focused on the online-only products available for customers.

In December 2006, the Company entered into a strategic partnership with Yahoo!, Inc., as a founding member of a groundbreaking national consortium of more than 30 media companies representing more than 800 newspapers. Since then, the Company transitioned the online career sections of its 24 daily newspapers to the Yahoo! HotJobs platform. The Company also integrated search capability and began distributing targeted local content across Yahoo!’s network of sites. The Division will fully roll-out Yahoo!’s state-of-the-art ad serving and management platform by the end of 2009, which will provide Media General advertisers with the ability to reach larger audiences with greater targeting opportunities. The Division also works with Zillow, the premier Internet real estate company, in a fashion similar to the Yahoo! partnership. The Division expects both Internet partnerships to drive audience and profitable revenue growth for years to come.

The Division’s online enterprises compete for advertising, as well as for users, with newspapers, magazines, radio, broadcast and cable television, other Web sites and other promotional media. These Web sites compete for users principally on the basis of content relevance and accessibility, and for advertisers primarily on user demographics and the innovative means by which advertising is delivered. The enterprises within the Advertising Services Group compete for revenue associated with advergame production, shopping and coupons business and mobile marketing and advertising services.

The Division also is focused on a Web-First/Continuous News initiative and capitalizing on mobile delivery with new advertising and marketing services, such as text messaging, mobile coupons and certain classified advertising.

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

The Company’s revenue is primarily driven by advertiser spending, which is generally lower in the first and third fiscal quarters as consumer activity slows during those periods. Additionally, advertising revenue in the Broadcast Division tends to be higher in even-numbered years, when both political and Olympics coverage occurs. The level of advertising revenue is also dependent on a variety of factors including:

•	economic conditions in the Southeast, particularly in the Tampa, Richmond, and Winston-Salem markets;

•	competition from other newspapers, television broadcasters, and Internet sites;

•	mergers and bankruptcies of large advertisers.

The Company’s two largest industry segments, Publishing and Broadcast, operate in mature businesses. Today’s “on demand” culture has shifted consumers’ historical newspaper reading and television viewing behaviors, particularly among younger segments of the population. As a result, the Company’s revenues are being challenged by new, often-times Internet-based, competitors who have differing business models. The shift in consumer behaviors has the potential to modify the terms and conditions of future network affiliation agreements. Additionally, these trends are being exacerbated by the ongoing and deepening economic and credit crises. The Company’s future success is dependent upon its ability to evolve and adapt its Publishing and Broadcast operations to this changing business environment, and to ensure the continued growth of its Interactive Media businesses.

A significant change in the price of newsprint will make operating results more volatile.

Newsprint, the Company’s most significant raw material, is a commodity whose price continually responds to supply/demand imbalances. Historically, its price has been quite volatile. Higher newsprint prices have, in the past, provided a net benefit to the Company by virtue of its one-third investment in SPNC. However, as indicated

above, with the sale of SPNC in early 2008, the Company is now solely a newsprint consumer. Consequently, effective with that sale, lower newsprint prices in the future would benefit the Company’s operating results and higher newsprint prices in the future would adversely affect the Company’s operating results. The Company is limiting its newsprint exposure by lowering its consumption through conservation efforts including reducing web-widths at its newspapers to 44 inches.

The television broadcasting industry is highly regulated.

The ownership, operation and sale of broadcast television stations, including those licensed to the Company, are subject to the jurisdiction of the FCC, which engages in extensive regulation of the broadcasting industry under authority granted by the Communications Act, including authority to promulgate rules and regulations governing broadcasting. The Communications Act requires broadcasters to serve the public interest. Among other things, the FCC assigns frequency bands; determines stations’ locations and operating parameters; issues, renews, revokes and modifies station licenses; regulates and limits changes in ownership or control of station licenses; regulates equipment used by stations; regulates station employment practices; regulates certain program content and commercial matters in children’s programming; has the authority to impose penalties for violations of its rules or the Communications Act; and imposes annual fees on stations. Reference should be made to the Communications Act, as well as to the FCC’s rules, public notices and rulings for further information concerning the nature and extent of federal regulation of broadcast television stations.

Congress and the FCC have under consideration, and in the future may adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership transferability and profitability of the Company’s broadcast television stations and affect the ability of the Company to acquire additional stations. In addition to the matters noted above, these include, for example, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (such as alcoholic beverages), program content, increased fines for rule violations and ownership rule changes. Other matters that could potentially affect the Company’s broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry for viewers or advertisers, such as home video recorders and players, satellite radio and television services, cable television systems, newspapers, outdoor advertising, and Internet delivered video programming services.

As indicated previously, the FCC adopted a new newspaper/ broadcast ownership rule in December 2007. Nevertheless, uncertainty about media ownership regulations and adverse economic conditions may continue to dampen the acquisition market until the courts have had an opportunity to review the FCC’s recent action and, perhaps, until Congress considers whether it wishes to take any further action in this area.

Additionally, a rejection or reconsideration of license renewals and waivers by the FCC could have a material, adverse effect on the Company’s business. As described above, some parties have requested that the FCC reconsider its decision to grant waivers to the Company’s newspaper television combinations in Columbus, Georgia; Florence – Myrtle Beach, South Carolina; and Tri-Cities (Tennessee and Virginia). Typically, the FCC begins processing renewal applications over the last month of the renewal term. Since the television license renewal cycle commenced in June 2004, however, the FCC has held up almost all television renewal applications filed by affiliates of the major networks pending FCC disposition of a backlog of indecency and other complaints against the networks’ programming. The Company filed all of its applications for renewal in a timely manner prior to the applicable expiration dates and expects its applications will be approved as the FCC works through its backlog.

Although the Company strongly supports the complete elimination of all newspaper/broadcast cross-ownership restrictions, the FCC’s recent modification of the cross-ownership rule could contribute generally to increased realignments of media entities and the convergence of various types of media. The opportunity for realignments and convergence may benefit the Company but, as other companies also may realign their properties, regulatory changes also could increase competition in the Company’s markets and could adversely affect the Company’s future operating results.

A declining stock market and lower interest rates could affect the value of the Company’s retirement plan assets and increase its retirement obligations. An unexpected rise in health care costs would adversely impact the Company’s postretirement obligations.

The Company has a funded, qualified non-contributory defined benefit retirement plan which covers substantially all employees hired before January 1, 2007, and non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage available to certain executives. There is also an unfunded plan that provides certain health and life insurance benefits to retired employees who were hired prior to 1992 and a retirement medical savings account established as of January 1, 2007. Two significant elements in determining pension expense are the expected return on plan assets and the discount rate used in projecting benefit obligations. Large declines in the stock market such as those seen in 2008 and lower rates of return could increase the Company’s expense and cause additional cash contributions to the pension plan. The Company partially mitigated this risk by freezing the service accrual in the defined benefit retirement plan effective January 1, 2007.

The Company currently anticipates that the annual growth rate in the per capita costs of covered health care benefits will decrease gradually between 2009 and 2015; however should the actual growth rate deviate significantly from this assumption, the Company’s postretirement obligations could increase.

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

Covenants under the Company’s financing arrangements could restrict the Company’s ability to pay dividends or make capital expenditures.

In late 2008, the Company amended its credit agreements. As amended, the Company’s leverage and interest coverage ratios were made less stringent in return for, among other things, a reduction in the outstanding commitment by lenders and higher interest rates. With that amendment, the Company’s capacity to pay dividends and make capital expenditures as well as specified requirements regarding debt repayment were tied to the Company’s leverage ratio. The Company’s ability to manage these factors may be affected by events beyond its control including further deterioration of economic conditions. If the Company’s leverage ratio migrates to higher levels, these restrictions may limit the Company’s ability to pay dividends and to make capital expenditures, and would mandate higher levels of debt repayments.

Further impairment of the value of the Company’s intangible assets is possible, depending on the value of the Company’s stock and future operating results.

Although the Company has written down its intangible assets (including goodwill) by more than $900 million in 2008, further impairment charges are possible. The Company periodically evaluates its intangible assets to determine if their carrying values are recoverable. Factors which influence the evaluation include the Company’s stock price and its expected future operating results. If the carrying value is no longer deemed to be recoverable, a charge to earnings may be necessary. Although those charges are non-cash in nature and do not affect the Company’s operations, they could affect future reported results of operations and reduce the Company’s stockholders’ equity.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The headquarters buildings of Media General, Inc., and the Richmond Times-Dispatch are owned by the Company and are adjacent to one another in Richmond, Virginia. The Company owns a third adjacent building which houses the Interactive Media Division’s and Broadcast Division’s management. The Richmond newspaper is printed at a production and distribution facility in Hanover County, Virginia, near Richmond. The Company owns seven other daily newspapers in Virginia, all of which are printed in or around their respective cities at production and distribution facilities. The Tampa, Florida, newspaper is located in a single unit production plant and office building. The headquarters of the Company’s Brooksville and Sebring, Florida, daily newspapers are located on leased property in their respective cities. The Winston-Salem newspaper is headquartered in one facility in downtown Winston-Salem; its newspaper is printed at a nearby production and distribution facility. The remaining twelve daily newspapers (seven in North Carolina, three in Alabama, and one each in South Carolina and Florida) are printed at production and distribution facilities located in or around their respective cities. The Company owns substantially all of its newspaper production equipment, production buildings and the land where these production facilities reside.

The Company’s broadcast television station, WFLA-TV in Tampa, Florida, owns its headquarters and studio building; this building adjoins The Tampa Tribune. This structure also serves as a multimedia news center where efforts are combined and information is shared among The Tampa Tribune, WFLA-TV and TBO.com.

The Company’s 19 television stations are located in ten states (eight southeastern) as follows: three each in Georgia, North Carolina, and South Carolina; two each in Alabama, Florida, and Mississippi; and one each in Ohio, Rhode Island, Tennessee, and Virginia. Substantially all of the television stations are located on land owned by the Company. Eleven stations own their tower and the land, two stations own their tower but lease the land, four stations participate in 50/50 partnerships that own both the tower and the land or own the tower but lease the land, and two stations lease space on towers.

The Interactive Media Division primarily operates out of and in conjunction with the Publishing and Broadcast properties but also leases space in Dallas, Texas for its advergaming operations, in Plano, Texas for it affiliate marketing business, and in San Ramon, California for its mobile business.

The Company considers all of its properties, together with the related machinery and equipment contained therein, to be well maintained, in good operating condition, and adequate for its present needs. The Company continually evaluates future needs and from time-to-time will undertake significant projects to replace or upgrade facilities. New facilities in Bristol, Virginia and Opelika, Alabama were put in service in 2006. New facilities in Lynchburg, Virginia and Myrtle Beach, South Carolina were completed in 2008.

Item 3.	Legal Proceedings

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

Name	Age	Position and Office	Year First Took Office*
Marshall N. Morton	63	President and Chief Executive Officer	1989
O. Reid Ashe, Jr.	60	Executive Vice President and Chief Operating Officer	2001
John A. Schauss	53	Vice President - Finance and Chief Financial Officer	2001
H. Graham Woodlief, Jr.	64	Vice President, President of Publishing Division	1989
James A. Zimmerman	62	Vice President, President of Broadcast Division	2001
C. Kirk Read	39	Vice President, President of Interactive Media Division	2007
Stephen Y. Dickinson	63	Controller and Chief Accounting Officer	1989
George L. Mahoney	56	Vice President, General Counsel and Secretary	1993
Lou Anne J. Nabhan	54	Vice President, Corporate Communications	2001
James F. Woodward	49	Vice President, Human Resources	2005
John A Butler	51	Treasurer	2005

*	The year indicated is the year in which the officer first assumed an office with the Company.

Officers of the Company are elected at the Annual Meeting of the Board of Directors to serve, unless sooner removed, until the next Annual Meeting of the Board of Directors and/or until their successors are duly elected and qualified.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Media General, Inc., Class A common stock is listed on the New York Stock Exchange under the symbol MEG. The Class B common stock is not publically traded. The approximate number of equity security holders of record at February 1, 2009, was: Class A common – 1,420, Class B common – 10.

Both classes of stock participate equally in dividends to the extent that they are paid. Effective with the amendment of the Company’s credit agreements in December 2008, limitations were placed on the annual dividend that the Company can pay that are tied to the Company’s leverage ratio under those agreements. If the Company’s leverage ratio is below 5.25 times, the dividend limit is $25 million per year; between 5.25 times and 6.00 times, the limit is $12.5 million; above 6.00 times, no dividends are permitted. Based on its current leverage ratio, the Company could continue to pay dividends at the fourth-quarter 2008 rate; however, due to the economic uncertainty, the Board of Directors suspended the dividend in January 2009.

The table below sets forth the quarterly dividends paid in 2008 and 2007 as well as the volume of shares traded and the high and low sales prices for the Company’s Class A common stock:

(Unaudited, in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Shares traded	27,533	15,651	16,868	22,742
Stock price range	$13.79-21.89	$12.01-17.08	$7.13-27.32	$1.29-13.48
Quarterly dividend paid	$0.23	$0.23	$0.23	$0.12
2007
Shares traded	9,475	18,389	24,771	14,633
Stock price range	$36.50-43.94	$32.32-39.50	$26.68-34.62	$20.25-31.40
Quarterly dividend paid	$0.23	$0.23	$0.23	$0.23

Performance Graph

The following graph, which is being furnished pursuant to Item 201 of Regulation S-K, shows the cumulative stockholder return on the Company’s Class A common Stock over the last five fiscal years as compared to the Standard and Poor’s (S&P) Publishing Index and the New York Stock Exchange (NYSE) Market Index. The graph assumes that $100 was invested on December 28, 2003 and also assumes the reinvestment of dividends.

	2003	2004	2005	2006	2007	2008
Media General, Inc.	100.00	100.63	82.72	60.00	34.38	3.08
S&P Publishing Group	100.00	97.12	84.74	97.72	73.38	31.50
NYSE Market Index	100.00	112.92	122.25	143.23	150.88	94.76

Issuer Purchases of Equity Securities

The following table provides information with respect to the Company’s purchase of common stock during 2008:

Date	Total Number of Shares Purchased (a)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
September 25	39,540	$13.49	—	—

(a)	The company withheld shares to satisfy tax wihholding obligations upon the vesting of Performance Accelerated Restricted Stock awarded under the Company’s Long-Term Incentive Plan.

Unregistered Sales of Equity Securities

In two transactions on December 18 and December 26, 2008, the Company issued a total of 4,112 shares of Class A common stock to a holder of Class B common stock upon conversion by the holder of 4,112 Class B shares into Class A shares. The conversion, which was in accordance with the Company’s Articles of Incorporation, was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data

Certain of the following data were compiled from the consolidated financial statements of Media General, Inc., and should be read in conjunction with those statements (Item 8 of this Form 10-K) and Management’s Discussion and Analysis (Item 7 of this Form 10-K).

(In thousands, except per share amounts)	2008	2007	2006	2005	2004
Summary of Operations
Operating revenues (a)	$800,034	$898,776	$931,831	$826,786	$807,387

Net income (loss) (b) (c) (d)	$(631,854)	$10,687	$79,042	$(243,042)	$80,185
Adjustments to reconcile to operating cash flow:
Cumulative effect of change in accounting principle (b)	—	—	—	325,453	—
Income from discontinued operations (c)	(2,601)	(3,366)	(5,761)	(4,053)	(6,586)
Loss (gain) related to divestiture of discontinued operations (c)	11,300	2,000	(11,029)	—	—
Gain on sale of investment in The Denver Post Corporation	—	—	—	(33,270)	—
Impairment of and loss (income) on investments (d)	4,419	34,825	(9,898)	(1,119)	(1,551)
Other, net	(979)	(1,126)	(1,022)	(2,454)	(7,477)
Interest expense	43,449	59,577	48,505	29,408	31,082
Income taxes	(288,127)	2,976	36,479	48,142	42,882

Operating income (loss)	(864,393)	105,573	136,316	119,065	138,535
Goodwill and other asset impairment (d)	908,701	—	—	—	—
Depreciation and amortization	71,479	73,013	66,179	57,508	56,148

Operating cash flow	$115,787	$178,586	$202,495	$176,573	$194,683

Per Share Data: (a) (b) (c) (d)
Income (loss) from continuing operations	$(28.18)	$0.41	$2.64	$3.33	$3.15
Income (loss) from discontinued operations	(0.39)	0.06	0.71	0.17	0.28
Cumulative effect of change in accounting principle	—	—	—	(13.83)	—

Net income (loss)	$(28.57)	$0.47	$3.35	$(10.33)	$3.43

Per Share Data – assuming dilution: (a) (b) (c) (d)
Income (loss) from continuing operations	$(28.18)	$0.41	$2.61	$3.28	$3.10
Income (loss) from discontinued operations	(0.39)	0.06	0.71	0.17	0.28
Cumulative effect of change in accounting principle	—	—	—	(13.63)	—

Net income (loss)	$(28.57)	$0.47	$3.32	$(10.18)	$3.38

Other Financial Data:
Total assets (a) (d)	$1,334,252	$2,471,066	$2,505,228	$1,975,354	$2,480,335
Working capital (excluding discontinued assets and liabilities) (a) (c)	32,918	72,343	65,969	61,411	33,307
Capital expenditures	31,517	78,142	93,896	74,424	37,835
Total debt	730,049	897,572	916,320	485,304	533,280
Cash dividends per share	0.81	0.92	0.88	0.84	0.80

(a)	In the third quarter of 2006, the Company acquired WNCN in Raleigh, North Carolina, WCMH in Columbus, Ohio, WJAR in Providence, Rhode Island and WVTM in Birmingham, Alabama.

(b)	Includes the recognition in the first quarter of 2005 of a charge, related to using the direct method to revalue FCC licenses, of $325.5 million (net of a tax benefit of $190.7 million) as the cumulative effect of a change in accounting principle resulting from the adoption of EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill.

(c)	In 2008, the Company completed the sales of WTVQ in Lexington, Kentucky, WMBB in Panama City, Florida, KALB/NALB in Alexandria, Louisiana, and WNEG in Toccoa, Georgia. In the first quarter of 2008 and in the fourth quarter of 2007, the Company recorded after-tax losses of $11.3 million and $2 million, respectively, related to these divestitures. Additionally, the Company anticipates selling WCWJ in Jacksonville, Florida, in the first half of 2009. In the second half of 2006, the Company sold KWCH in Wichita, Kansas (including that stations three satellites), WIAT in Birmingham, Alabama, WDEF in Chattanooga, Tennessee, and KIMT in Mason City, Iowa. The Company reported a gain of $11 million (net of income taxes of 6.7 million). The results of these stations (including WCWJ) and their associated Web sites have been presented as discontinued operations for all periods presented.

(d)	In the second and fourth quarters of 2008, the Company recorded non-cash charges totaling $912 million ($615 million after tax) related primarily to its intangible assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion addresses the principal factors affecting the Company’s financial condition and operations during the past three years and should be read in conjunction with the consolidated financial statements and the five-year financial summary found in Item 8 and Item 6 of this report.

OVERVIEW

The Company is a diversified communications company located primarily in the southeastern United States. Its mission is to be the leading provider of high-quality news, information and entertainment in the Southeast by continually building its position of strength in strategically located markets. The Company is committed to providing excellent local content in growth markets over multiple platforms, to continually developing new products and services that will stimulate audience and revenue growth, and to nurturing traditional audience viewership while cultivating the expanding role of online media. The Company implements its strategy and manages its operations through three business segments: Publishing, Broadcast and Interactive Media. The Company owns 24 daily newspapers and more than 250 weekly newspapers and other targeted publications, 18 network-affiliated television stations (excluding discontinued operations), and it operates Web sites and portals that are associated with each of its newspapers and television stations as well as with many specialty publications. It also has three growing interactive advertising services companies.

While the signs of a weakening economy were noticeable toward the end of 2006 and more pronounced throughout the following year, 2008 ushered in nearly unprecedented economic turmoil. Most companies, and particularly those in the media industry, were directly impacted by the adverse effects on consumer confidence and consequential lower advertiser spending levels. The Company’s Tampa operations (which include The Tampa Tribune, WFLA-TV, and TBO.com) were the first and largest of the Company’s markets to be materially impacted, as a housing-induced recession in Florida which began in late 2006 served as an indicator of what was to follow throughout the country; unfortunately, many of the Company’s other markets are following similar paths. The following chart illustrates the sharp drop in operating profits at the Company’s Tampa operations in the later part of 2006 and throughout 2007, culminating with a small operating loss by the close of 2008. Unfavorable market conditions in the Tampa Bay region in 2008 and 2007 were amplified because they followed several years of booming growth in that area. Prior to 2006, the Tampa operations contributed meaningfully to the Company’s year-over-year rise in operating profits; however, beginning in late 2006, they were responsible for a sizeable portion of the decline in divisional operating profits.

Advertising sales from all three of the Company’s segments comprise the main source of its revenue. The distribution of advertising revenues in the United States continues to shift among numerous established media, as well as many new entrants, resulting in increased competition. The Company recognizes the impending challenges facing its Divisions, not only from Internet competition, but also from structural changes in industries that have historically been major purchasers of print advertising, from a floundering economy punctuated by a sharp downturn in Florida’s economy, and from an upcoming odd-numbered year which translates into the absence of Political and Olympic advertising for the Broadcast Division. The Company itself can do little to influence the weak economy or change the cyclical nature of odd-numbered years, but it has made strategic plans to capitalize on the expansion of Web-based advertising. While the pace and intensity of a shift away from traditional print advertising remains a concern, the Internet and all of its potential presents tremendous opportunity. Maximizing this potential is a key strategy of all three of the Company’s Divisions. The Interactive Media, Publishing and Broadcast Divisions have teamed together to create a “Web-First” approach to news reporting which provides an immediate platform for breaking news and positions the Interactive Media Division for strong long-term growth. Additionally, the Company continues to focus on cultivating key partnership opportunities with established online presences such as Yahoo!, on creating ways to grow revenues through niche publications (by expanding and building upon the success of its over 250 weekly newspapers and targeted publications), and on facilitating the success of its interactive advertising services companies which represent a valuable and expanding source of revenues.

ACQUISITIONS AND DISPOSITIONS

In 2007, several plans were set in motion which allowed for a substantial reduction in debt in 2008, a renewed focus on the Company’s core business as a pure media company, and a heightened focus on the evolving role of interactive media service companies. In 2008, the Company purchased DealTaker.com, an online social shopping portal that provides coupons and bargains to its users, and NetInformer, a leading provider of mobile advertising and marketing services. Additionally, the Company sold its one-third ownership stake in SP Newsprint Company to White Birch Paper Company. That sale has substantially reduced the earnings volatility the Company has experienced in recent years due to the highly cyclical nature of newsprint prices. Additionally, the Company sold four TV stations and their associated Web sites in three transactions in 2008 including WTVQ in Lexington, Kentucky, WMBB in Panama City, Florida, KALB/NALB in Alexandria, Louisiana, and WNEG in Toccoa. The Company has also entered into an agreement for the sale of WCWJ in Jacksonville, Florida, which should be completed in the first half of 2009. Primarily as a result of proceeds generated from these divestitures, long-term debt was reduced by more than $165 million in 2008.

In 2006, the Company acquired four NBC owned and operated television stations and disposed of several CBS stations in markets which were not strategically aligned with the Company’s vision. The stations acquired included WNCN in Raleigh, North Carolina, WCMH in Columbus, Ohio, WVTM in Birmingham, Alabama, and WJAR in Providence, Rhode Island. This acquisition expanded the Company’s southeastern footprint to include the key Raleigh-Durham market. The divested stations included KWCH in Wichita, Kansas (including that station’s three satellites), WIAT in Birmingham, Alabama (as agreed upon when granted FCC approval for the purchase of WVTM in Birmingham), WDEF in Chattanooga, Tennessee, and KIMT in Mason City, Iowa.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in accordance with generally accepted accounting principles in the United States (GAAP) requires that management make various estimates and assumptions that have an impact on the assets, liabilities, revenues, and expenses reported. The Company considers an accounting estimate to be critical if that estimate requires assumptions be made about matters that were uncertain at the time the accounting estimate was made, and if changes in the estimate (which are reasonably likely to occur from period to period) would have a material impact on the Company’s financial condition or results of operations. The Audit Committee of the Board of Directors has reviewed the development, selection and disclosure of these critical accounting estimates. While actual results could differ from accounting estimates, the Company’s most critical accounting estimates and assumptions are in the following areas:

Intangible assets

The Company reviews the carrying values of both goodwill and other identified intangible assets, including FCC licenses, in the fourth quarter each year, or earlier if events indicate impairment may have arisen, utilizing discounted cash flow models and market-based models. The preparation of the discounted cash flow models requires significant management judgment with respect to revenue growth, compensation levels, newsprint prices, discount rates and market trading multiples for broadcast and newspaper assets. The preparation of the market-based models requires the collection of estimated peer company data as to revenues and EBITDA, as well as an assessment of enterprise values by looking at stock prices and debt levels. These key assumptions for both the discounted cash flow and market-based models work in concert with one another. Changes to one variable may necessitate changes to other variables. Challenging business conditions and the market’s perception of the value of media company stocks prompted the Company to perform an interim impairment test as of the end of the second quarter in 2008 that resulted in an impairment charge being recorded in that quarter. The Company performed its annual impairment test at the beginning of the fourth quarter of 2008 with no additional impairment indicated. However, business conditions worsened during the fourth quarter, and the market’s perception of the value of media company stocks deteriorated further resulting in both another interim impairment test and the recognition of additional impairment as of December 28, 2008. Since the estimated fair values that arise in both the discounted cash flow and market-based models are subject to change based on the Company’s performance and stock prices, peer company performance and stock prices, overall market conditions, and the state of the credit markets, future impairment charges are possible.

Pension plans and postretirement benefits

The determination of the liabilities and cost of the Company’s pension and other postretirement plans requires the use of assumptions. The actuarial assumptions used in the Company’s pension and post-retirement reporting are reviewed annually with independent actuaries and compared with external benchmarks, historical trends, and the Company’s own experience to determine that its assumptions are reasonable. The assumptions used in developing the required estimates include the following key factors:

•	Discount rates

•	Expected return on plan assets

•	Salary growth

•	Mortality rates

•	Health care cost trends

•	Retirement rates

•	Expected contributions

A one percentage-point change in the expected long-term rate of return on plan assets would have resulted in a change in pension expense for 2008 of approximately $3 million. A one percentage-point change in the discount rate would have raised or lowered by more than $4 million the plans’ 2008 expense and would have changed the plans’ projected obligations by approximately $55 to $65 million as of the end of 2008. Effective for fiscal 2007, the Company redesigned its defined benefit and defined contribution retirement plans and also added certain new employee benefit programs. The changes included: freezing the service accrual in the defined benefit retirement plan for existing employees (while closing this plan to new employees), increasing the maximum company match in the 401(k) defined contribution plan to 5% from 4% of an employee’s earnings (this match has been suspended from April 1, 2009 through December 31, 2009), adding a profit sharing feature to the 401(k) plan, and establishing new retiree medical savings accounts. The Company took these steps to reduce the volatility of future pension expense and contributions while continuing to offer competitive retirement benefits to its employees.

Self-insurance liabilities

The Company self-insures for certain medical and disability benefits, workers’ compensation costs, and automobile and general liability claims with specified stop-loss provisions for high-dollar claims. The Company estimates the liabilities for these items (approximately $20 million at December 28, 2008) based on historical experience and advice from actuaries and claim administrators. Actual claims experience as well as changes in health care cost trends could result in the Company’s eventual cost differing from the estimate.

Income taxes

The Company files income tax returns with various state tax jurisdictions in addition to the Internal Revenue Service and is regularly audited by both federal and state tax agencies. From time to time, those audits may result in proposed adjustments. The Company has considered the alternative interpretations that may be assumed by the various tax agencies and does not anticipate any material impact on its earnings as a result of the various audits. The Company adopted Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, in the first quarter of 2007. This interpretation requires that income tax positions recognized in an entity’s tax returns have a more-likely-than-not chance of being sustained prior to recording the related tax benefit in the financial statements. If subsequent information becomes available that changes the more-likely-than-not assessment of either a previously unrecognized or recognized tax benefit, the corresponding tax benefit or expense would be recorded in the period in which the information becomes available.

The Company records income tax expense and liabilities in accordance with SFAS No. 109, Accounting for Income Taxes, under which deferred tax assets and liabilities are recorded for the differing treatments of various items of income and expense for financial reporting versus tax reporting purposes. Under this standard, the Company evaluates the need, if any, for a valuation allowance for deferred tax assets. The Company ordinarily bases its estimate of deferred tax assets and liabilities on current tax laws and rates as well as expected future income. However, the Company was in a net deferred tax asset position at the end of 2008 and, although the Company fully expects to utilize the underlying tax benefits, it could not assume future taxable income due to a cumulative book loss in recent years (the direct result of non-cash intangible asset impairment charges) and therefore, established a valuation allowance. Significant changes in enacted federal and state tax laws or in expected future earnings might impact income tax expense and deferred tax assets and liabilities as well as the valuation allowance.

Summary

Management believes, given current facts and circumstances, supplemented by the expertise and concurrence of external resources, including actuaries and accountants, that its estimates and assumptions are reasonable and are in accordance with GAAP. Management further believes that the assumptions and estimates actually used in the financial statements, taken as a whole, represent the most appropriate choices from among reasonably possible alternatives and fairly present the financial position, results of operations and cash flows of the Company. Management will continue to discuss key estimates with the Audit Committee of the Board of Directors.

RESULTS OF OPERATIONS

Net income

The Company recorded a net loss of $632 million in 2008, and net income of $11 million and $79 million in 2007 and 2006, respectively. In order to facilitate a meaningful comparison of results for the last three years, several items merit separate consideration. Challenging business conditions and the market’s perception of the value of media company stocks prompted the Company to perform an interim impairment test as of the end of the second quarter in 2008 that resulted in an impairment charge being recorded in that quarter. The Company performed its annual impairment test at the beginning of the fourth quarter of 2008 with no additional impairment indicated. However, business conditions worsened during the fourth quarter, and the market’s perception of the value of media company stocks deteriorated further, resulting in an additional impairment at the end of 2008. As a result of this testing, in 2008 the Company recorded aggregate impairment charges related to goodwill in the Publishing Division of $512 million, FCC licenses in the Broadcast Division of $289 million, network affiliation agreements in the Broadcast Division of $103 million, trade names and other intangible assets in the Broadcast Division of $2.2 million, and certain investments and real estate of $5.7 million, resulting in after-tax non-cash impairment charges totaling $615 million. For a more complete discussion regarding these impairment charges, see Note 3 of Item 8 of this Form 10-K. As indicated earlier, the Company completed the sale of four television stations in 2008 and recorded after-tax losses of $11.3 million in 2008 and $2 million in 2007 related to these divestitures. Additionally, the Company sold several CBS stations in 2006 resulting in an after-tax gain of $11 million. The results of the sold stations (and their associated Web sites) and WCWJ (which is expected to be sold in the first half of 2009) have been reported as discontinued operations for all years presented. The remainder of this discussion focuses only on results from continuing operations. For comparative purposes, results of the four NBC stations acquired in the third quarter of 2006 have been excluded in discussions comparing 2007 to 2006. See Note 2 of Item 8 of this Form 10-K for a detailed discussion of the Company’s acquisitions and divestitures. The Company also consummated the sale of SP Newsprint (SPNC) in the second quarter of 2008 and increased the year-end pretax sale-related costs and write-downs it originally recorded in 2007 of approximately $15 million by another $1.6 million in 2008 based on the estimated value of certain post-closing items. In addition to these losses, the Company’s share of SPNC’s underlying operating results was a loss of $16.3 million in 2007 compared to income of $10.5 in 2006. The decline in 2007 was due to the impact of lower newsprint prices and higher raw material costs in that year. See Note 4 of Item 8 of this Form 10-K for a more complete discussion of the SPNC sale.

In an effort to better align its costs with the current business environment, the Company implemented a cost-reduction plan which included voluntary and non-voluntary separation programs. These workforce reductions were in response to a general economic downturn and, particularly, to the deep housing-induced recession in the Florida market. It resulted in pretax severance costs of $10.9 million, $3 million, and $1 million in 2008, 2007 and 2006, respectively. Further, the Company recorded a $17.6 million pretax gain on an insurance settlement related to a fire at the Company’s Richmond Times-Dispatch printing facility that occurred in the second quarter of 2007; an additional $3.3 million pretax gain was recorded in 2008 as the Company identified a more cost-effective method to clean the equipment and remediate the facility than previously anticipated. The Company also recorded a deferred tax valuation allowance that is discussed later in this MD&A. Additionally, fiscal 2006 included an extra (53rd) week, which contributed approximately $18 million in revenues and $2.5 million to net income and, accordingly, influenced virtually all comparisons of 2007 and 2006 results.

The following chart reflects adjustments for the aforementioned items on an after-tax basis:

	Years ended
(In thousands)	2008	2007	2006
Net income (loss)	$(631,854)	$10,687	$79,042
Adjusted for (net of taxes):
Goodwill and other asset impairment	615,137	—	—
Net (gain) loss related to divestiture of operations	11,300	2,000	(11,029)
Severance and costs related to consolidation of printing facilities	7,126	1,850	635
(Income) loss on SP Newsprint	977	18,688	(6,418)
Income from discontinued operations	(2,601)	(3,366)	(5,761)
Gain on insurance recovery	(1,983)	(10,738)	—
Defered tax valuation allowance	7,527	—	—
Approximate impact of 53rd week	—	—	(2,500)

Adjusted income	$5,629	$19,121	$53,969

In 2008, the Company’s adjusted income of $5.6 million (as shown in the previous chart), reflected a 70% decline from prior-year adjusted income of $19.1 million. The largest factor impacting these results was an $88 million (17%) decrease in Publishing Division revenues which, despite strong reductions in operating expense (excluding severance and costs related to consolidation of printing facilities), resulted in a 56% drop in 2008 Publishing operating profits. Partially offsetting the downturn in year-over-year divisional results were: a 27% decrease in interest expense in the current year (due to lower interest rates and decreased average debt levels), a $4 million increase in gains on fixed asset sales, a $3.3 million reduction in intangibles amortization expense due primarily to the write down of network affiliation assets resulting from the mid-year impairment charge, and lower costs for performance-based incentives.

Adjusted income in 2007 fell $34.8 million (65%) from 2006. Two factors contributed almost equally to the year-over-year downturn. First, Broadcast Division operating profits (including the NBC stations acquired in the third quarter of 2006) declined nearly $30 million (32%) reflecting substantially reduced political advertising in the odd-numbered year. Second, Publishing Division operating profits fell more than $29 million (24%) as all major advertising categories were down from the prior year due in large part to the pronounced economic downturn in Florida’s economy. Also impacting the first half of 2007 was higher interest expense as a result of increased debt levels associated with the acquisition of the NBC stations acquired in the third quarter of 2006.

Publishing

Operating income for the Publishing Division decreased $56 million in 2008 from the prior year in spite of a $32 million reduction in operating expense, which substantially assuaged an $88 million drop in revenues. In 2007, operating income decreased $29 million from 2006 despite cost containment measures which appreciably mitigated a $56 million decline in revenues (including approximately $10.5 million of revenues associated with the extra week in 2006). The Division’s Tampa operations were responsible for more than half of the overall revenue decrease in 2008 and for approximately two-thirds of the 2007 decline as the Company’s largest market remains in a pronounced recession. Accordingly, all advertising revenue categories shown in the following chart were detrimentally impacted by that market’s hardship. Classified advertising suffered the largest portion of the revenue decline as employment, automotive and real estate advertising decreased in virtually all markets, but particularly in the Tampa market, where Classified fell 45% in 2008 and 35% in 2007 from the prior years. Retail revenues were down due to lower general advertising levels in reaction to the stunted economy; categories which struggled the most over the past three years included the department store, home improvement and home furnishing. National revenues fell primarily due to weak spending levels in the automotive, telecommunications and pharmaceutical categories.

The Division has reacted to the challenging advertising environment by reducing costs across all markets while achieving greater efficiencies and by implementing aggressive actions to better align expenses with current economic reality. This included a workforce reduction which resulted in an approximate 20% decrease in Publishing personnel from the beginning of 2006 to the end of 2008. The Division’s results included pretax charges of approximately $6.9 million, $2.3 million and $.3 million in 2008, 2007, and 2006, respectively, which were comprised of severance costs and expenses associated with the consolidation of certain printing facilities.

Excluding the aforementioned severance costs, Publishing Division operating expense decreased a substantial 8% from 2007 due largely to lower compensation and benefit costs. Compensation and benefit expense declined nearly 10% due to the combination of several factors, including: the elimination of positions at nearly all newspapers, lower commissions, and the absence of profit sharing expense in 2008. Despite higher average newsprint prices per short ton, up $73 (to $613 per ton), newsprint costs were down $6 million in 2008 due to reduced consumption as a result of newspaper redesigns, lower advertising linage, decreased circulation volumes, and concerted conservation efforts. In addition to the areas of expense reduction already discussed, the Company’s Tampa operations further reduced departmental costs by approximately $6 million due to savings in the areas of circulation sales, promotion and repairs and maintenance.

Excluding severance costs, Publishing Division operating expenses decreased $29.6 million in 2007 (which included approximately $8 million of additional expense as a result of the extra week in 2006). Newsprint costs were down $16.1 million due to reduced consumption as a result of switching to lighter weight newsprint, concerted conservation efforts and decreased advertising and circulation volumes, as well as to lower average newsprint prices which were down $58 per short ton. A 5% decrease in employee benefits and compensation costs also contributed to the overall expense reduction, due in large part to lower retirement and healthcare costs and a decrease in advertising commissions.

Broadcast

Broadcast results for all of 2007 and the second half of 2006 included the four NBC stations which the Company acquired at the beginning of the third quarter of 2006. As mentioned earlier, for purposes of 2007 comparisons to 2006 and for the charts that follow, results of these NBC stations and all discontinued operations are excluded.

In 2008, Broadcast operating income was down $1.6 million compared to 2007 due to a $13.7 million drop in revenues, offset by a $12.1 million decrease in operating expense (including a $3 million year-over-year increase in severance costs). This revenue decline was atypical for a year that included Political and Olympic advertising, and illustrated just how difficult the 2008 advertising climate was. Advertising time sales at the Broadcast Division are typically elevated in even-numbered years as a result of the Olympics and national and statewide political races which generate additional advertising dollars. These events, or their absence in a given year, cause a certain cyclicality in the Company’s Broadcast revenues which is demonstrated in the following graph that shows Political advertising as a percentage of total time sales.

Accordingly, 2008 and 2006 yielded predictably higher Political advertising revenues, which were in sharp contrast to 2007. Despite Summer Olympic revenues in excess of $12 million and robust Political advertising in 2008, Broadcast revenues declined as National and Local time sales experienced soft advertiser spending across several markets as well as in a number of key categories. National revenues fell 20% due in large part to anemic automotive advertising, combined with weak advertising levels in the corporate and telecommunications categories. Local time sales were down 9% in 2008 from the prior year on reduced spending in the automotive and home furnishing categories. Conversely, Political time sales in 2008 exceeded five and one-half times the prior-year level due to strong spending associated with the presidential campaigns, U.S. congressional races, and issue spending in certain states. The following chart illustrates comparative advertising time sales by categories over the past three years.

The Division has responded to the difficult advertising environment by implementing aggressive actions to better align expenses with the current economic circumstances. This included a workforce reduction which resulted in a decrease of more than 10% in Broadcast personnel from the beginning of 2006 to the end of 2008. The Division’s results included pretax severance charges of approximately $3.4 million, $.5 million and $.3 million in 2008, 2007, and 2006, respectively.

Excluding the aforementioned severance costs, the Broadcast Division’s operating expenses decreased just over $15 million in 2008 from 2007. A 4.2% reduction in employee compensation and benefit costs from the prior year was the primary catalyst, the result of certain positions being held open or eliminated and the absence of profit sharing expense in 2008. Additionally, the Division remained vigilant in its efforts to control discretionary spending, achieving savings in areas such as sales incentives, travel and employee relocation.

Broadcast operating income decreased $17.1 million in 2007 from 2006 primarily due to a $15.4 million decrease in revenues (including approximately $5.7 million relating to the extra week in 2006). A predictable, but nonetheless large, decline in Political advertising accounted for the majority of the Division’s lower revenues. National advertising revenues demonstrated solid growth in 2007 over 2006 primarily on the strength of the telecommunications category. In 2007, Local time sales were slightly below the 2006 level due to restrained automotive spending as dealers remained cautious, but this category began to regain a foothold by the close of the year on strong grocery store advertising. There was no surprise surrounding the more than 70% decline in Political time sales in 2007; political revenues generated from Presidential primaries, gubernatorial races and issue advertising curbed what could have been an even larger descent from the prior year.

Broadcast operating expense rose $1.7 million in 2007 compared to the prior year (including $4 million of additional expense from 2006’s 53rd week) due to higher compensation expense and depreciation costs. Despite having an extra week in 2006, depreciation costs increased 10% on new digital equipment in 2007 as the Division had virtually completed its government-mandated conversion to broadcast high definition television by the end of the year. Employee compensation costs increased more than 2% due to higher sales commissions as the Division worked to replace Political revenues through sales development initiatives. Lower healthcare and retirement-related costs helped to constrain the increase in overall employee compensation and benefits costs to less than 1%.

Interactive Media

The primary components comprising the Interactive Media Division (IMD) are the Website Group (the Web sites associated with newspapers and television stations), the Advertising Services Group (includes Blockdot, Dealtaker and NetInformer), and interactive investments. Net write-downs of interactive investments totaled $3.4 million in 2007 and $.7 million in 2006 and have been excluded for purposes of the divisional discussion that follows.

In the first half of 2008, the Company acquired DealTaker.com, an online social shopping portal that provides coupons and bargains to its users. DealTaker.com generated revenues of $5.7 million in 2008 and produced stellar operating profits of $3.9 million. In the fourth quarter of 2008, the Company purchased NetInfomer, a leading provider of mobile advertising and marketing services, and Richmond.com, a local news and entertainment portal. In the third quarter of 2006, the Company purchased four NBC television stations which included their associated Web sites. For purposes of the remainder of this discussion and for the charts that follow, discontinued operations, investments and results of DealTaker.com are excluded; for purposes of 2007 comparisons to 2006, results from the acquired NBC Web sites are also excluded.

IMD’s operating loss increased $6.6 million in 2008 from 2007 due to the combination of a $2.9 million decrease in revenues and a $3.7 million increase in operating expenses. Revenues declined 8% in 2008 from the prior year predominantly due to lower sales at Blockdot, as the pace of advergaming sales reflected the sluggish economy. Revenues at the Website Group dropped less than 2% as strong growth in Local advertising was unable to offset lower National and Classified revenues. Online Classified advertising, where customers pay an additional fee to have their classified advertisement placed online simultaneously with its publication in the newspaper, has historically been the backbone of the Division and, prior to 2006, had consistently produced strong revenue growth. However, IMD’s online Classified advertising is directly impacted by Classified performance in the Publishing Division and has suffered comparably, particularly because of Florida’s struggling economy. The 2008 downward slide in online Classified advertising was the result of lower volumes of print advertising, partially offset by rate increases. The decline in Classified results would have been more severe had it not been for the Company’s relationship with Yahoo! HotJobs which allowed for higher rates due to the increase in volume brought about by that relationship. National revenues fell 7.4% in 2008 from the prior year due in large part to the general economic decline which was particularly pronounced at the Florida group. Local online advertising generated a robust 36% increase in 2008 over 2007 as banner advertising and sponsorships showed solid growth. The following chart illustrates differing trends among IMD’s advertising revenue categories. After years of proliferation, National revenues began to slide slightly below the 2007 level by the close of 2008 as the current economic environment took its toll. Online Classified advertising (still the largest source of divisional revenue) continued to suffer from print volume declines at the Publishing Division, while Local revenues showed solid year-over-year growth.

IMD’s operating expenses were up $3.7 million in 2008, predominantly the result of increased employee compensation and benefit expense due to additional staffing in key areas. The infrastructure that was built initially in 2007 to support the Division’s growth initiatives remained in place this year and contributed to these higher costs.

In 2007, absent the previously mentioned net investment write-down, the Division generated robust double-digit revenue growth (up 31% from 2006) and reduced its operating loss by 52% from the prior year as revenue growth outpaced higher expenses. Embedded within these results was an additional $.3 million in revenues attributable to the extra (53rd) week in 2006, which also spawned an additional $.2 million in operating losses as the result of higher expenses. Blockdot was an instrumental factor in the Division’s success as a shift from Blockdot’s operating loss of $1.2 million in 2006 to producing an operating profit of $2.6 million in 2007 contributed significantly. IMD revenues increased $8.2 million with two-thirds of that growth coming from Blockdot, where advergaming revenues tripled. The remaining divisional revenue growth was generated by a 41% increase in Local online advertising as banners and sponsorships showed solid growth, combined with National/Regional online revenues that more than doubled as strengthening relationships with an expanding network of national agencies translated into more advertisers. Advertising revenues rose in all categories with the exception of Classified advertising which declined 7% in 2007 from the prior year. Initial revenues from the Company’s strategic alliance with Yahoo!HotJobs helped mitigate the overall decline in online Classified advertising.

IMD’s operating expense increased $6.6 million in 2007 compared to 2006 primarily reflecting higher employee compensation and benefits expense due to additional staffing, increased commissions, and annual salary increases due to a focus on recruiting, as well as retaining, talented sales personnel. The Division also incurred expenses related to its Yahoo!HotJobs agreement that were not present a year ago.

The Interactive Media Division remains focused on positioning itself for strong long-term growth by increasing visitor and page-view growth, creating a dynamic online presence across all the Company’s Web sites, and generating revenue growth with a focus on expanded product offerings and attracting new customers. The “Web-First” approach to news reporting provides an immediate platform for breaking news and helps stimulate audience growth, as evidenced by an 11% increase in pages views at the Division’s Website Group in 2008 over the prior year. The following chart illustrates a steady rise in both page views and visits at the Website Group over the past three years.

Interest expense

Interest expense decreased $16.1 million in 2008 from the prior year due almost equally to a decrease in the Company’s average effective borrowing rate of 100 basis points (to 5.35%) and to an approximate $105 million decline in average debt levels, primarily the result of the application of proceeds from the sales of SP Newsprint and four television stations to debt reduction during 2008.

In the third quarter of 2006, the Company entered into three interest rate swaps (where it pays a fixed rate and receives a floating rate) to manage interest cost and cash flows associated with variable interest rates, primarily short-term changes in LIBOR, not to trade such instruments for profit or loss. The interest rate swaps are carried at fair value based on a discounted cash flow analysis (predicated on quoted LIBOR prices) of the estimated amounts the Company would have received or paid to terminate the swaps. These interest rate swaps are cash flow hedges with notional amounts totaling $300 million; swaps with notional amounts of $100 million will mature in 2009, and $200 million will mature in 2011. Changes in cash flows of the interest rate swaps offset changes in the interest payments on the Company’s $300 million bank term loan. These swaps effectively convert the Company’s variable rate bank debt to fixed rate debt with a weighted average interest rate approximating 7.3% at December 28, 2008.

Income taxes

The Company’s effective tax rate on income (loss) from continuing operations was 32% (on a pretax loss), 24% (on pretax income, including a one-time tax benefit discussed below) and 37% (on pretax income) in 2008, 2007 and 2006, respectively. The increase in the 2008 rate was due primarily to the absence of the state tax benefit recognized in 2007. The sharp reduction in the 2007 rate was due to the relatively greater impact that favorable permanent differences (book versus tax) had on the current year’s reduced pretax income and to a tax benefit of $786 thousand that the Company recognized in the third quarter of 2007 to record the favorable resolution of an outstanding state income tax assessment.

As of December 28, 2008, the Company established a valuation allowance against its entire net deferred tax asset of $47.6 million because cumulative pretax income in recent years was in an overall loss position primarily due to the current-year impairment charges. There was no valuation allowance as of December 30, 2007. A portion of the valuation allowance ($7.5 million) affected the Consolidated Statement of Operations and was reflected in the Company’s 2008 effective tax rate of 32%; the remainder affected comprehensive income items. See Note 7 of Item 8 of this Form 10-K for a complete discussion of the Company’s deferred tax asset valuation allowance.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 at the beginning of fiscal 2007. The Company recognized a $4.9 million net increase in the liability for uncertain tax positions, which was accounted for as a reduction of retained earnings, as of January 1, 2007. See Note 7 of Item 8 of this Form 10-K for a complete discussion of the adoption of this standard and the roll-forward of the liability of uncertain tax positions.

Other

The Company has certain plans in place, mainly the Supplemental 401(k) Plan and the Director’s Deferred Compensation Plan, which are designed to align the interests of the participants with those of the shareholders. Future fluctuations in the Company’s stock price could have a significant effect on the amount of expense recognized. Each $1 change in the Company’s stock price as of December 28, 2008 would have affected the Company’s pretax income by approximately $.3 million.

LIQUIDITY

The country has been faced with both an economic crisis, the effect of which on the Company’s operating results has been discussed earlier, and a credit crisis, which has also impacted the Company. However, the steps that the Company has taken to lower its debt levels and renegotiate its bank agreements, plus other available operating measures, should allow the Company the flexibility necessary to operate within the debt covenants at a cost that is manageable.

Entering 2006, the Company had in place a $1 billion revolving credit facility ($180 million outstanding), $200 million in senior notes, $95 million in debt that existed as the result of consolidating certain variable interest entities in which the Company had controlling financial interest by virtue of certain real property leases, and $10 million in bank lines. The Company was subject to both interest coverage and leverage ratio covenants. This debt structure not only served the Company’s operating needs but allowed the Company to make significant strategic acquisitions like the purchase of four NBC stations in mid-2006 when total debt outstanding reached a peak of $1.06 billion. Subsequent to that acquisition, the Company announced a plan to lower its debt through a combination of television station sales and by using operating cash flow to repay debt. By the end of 2006, the Company had replaced the $200 million of senior notes with a $300 million bank term loan and completed the sales of certain television stations with gross proceeds of $135 million. However, its operating performance, particularly in its largest market in Tampa, began to weaken late in the year. The Company repaid $144 million of the outstanding debt in the later half of 2006 even with capital spending of $94 million mostly related to the government-mandated conversion to digital television and replacement of certain newspaper production facilities.

As the wider economy deteriorated in 2007, the weakness in Tampa deepened and the Company’s other markets were affected to a greater degree. Even as the Company was taking steps on the operating side to reduce its expenses, it reassessed its portfolio of assets and initiated the process to sell its interest in SP Newsprint and certain other television stations. During that year it also repaid the $95 million of variable interest debt by using existing capacity under its revolving credit facility. In the fourth quarter of 2007, the Company amended certain provisions of its debt agreements to increase the maximum leverage ratio covenant and reduce the minimum interest ratio covenant for a period of three fiscal quarters. The Company’s covenants have historically involved – and continue to involve – debt levels, interest expense, and a rolling four-quarter calculation of EBITDA (a measure of cash earnings as defined in the revolving credit agreement) and thus a decline in operating performance adversely affects these ratios. Despite these difficult economic times and capital expenditures that totaled $78 million, the Company repaid $19 million of debt in 2007.

Unfortunately, both the wider economy and the Company’s markets worsened in 2008. The Company took additional steps on the operating side to reduce costs. During the year, it also completed the sale of SP Newprint and four television stations (the Company has entered into an agreement for the sale of a fifth station, WCWJ, which should be completed in the first half of 2009) yielding aggregate proceeds of $138 million. The Company also reduced its capital spending to $32 million as expenditures for digital television and newspaper production facility replacement was largely completed, and in the fourth quarter it cut its dividend approximately in half. The Company made acquisitions totaling $24 million in 2008, primarily targeting online and Interactive Media companies reflecting the strategic direction in which the Company is headed. The Company repaid debt of $168 million during 2008. The Company also amended its credit agreements just before the end of 2008.

At the end of 2008, the Company’s debt consisted of a modified revolving credit facility of $600 million ($425 million outstanding at year end), the term loan of $300 million, and $5 million outstanding under bank lines. These facilities mature in 2011. Pursuant to the 2008 amendments, the maximum leverage ratio covenants were increased for the fourth quarter of 2008 and the first quarter of 2009; they will subsequently be reduced slightly for the remainder of 2009 and for the first three quarters of 2010, and will remain at a constant level thereafter. The minimum interest coverage ratio covenant was also reduced through the first quarter of 2009 and will be increased slightly for the remaining term of the Facilities. The borrowing capacity on the modified revolving credit facility was reduced from $1 billion to $600 million, and interest rate margins on both facilities were increased. Additional annual borrowing capacity reductions will be made based on the Company’s excess cash flow, as defined. If the leverage ratio were to exceed certain levels, the amended agreements also contain restrictions on dividends, capital spending, indebtedness, capital leases, and investments. The Company pledged its cash and assets and the capital stock of its subsidiaries as collateral.

Since mid-2006, the Company has repaid $330 million of debt. It has also taken actions to be fully compliant with its covenants, and it continues to take prudent actions to ensure it will be in compliance with its covenants going forward. In January 2009, the Company announced the suspension of dividends to shareholders. Additionally, in order to continue to address operating costs for 2009, the Company has suspended the 401(k) match for the last nine months of the year and does not anticipate paying profit sharing or management bonuses (neither of which were paid in 2008). Capital spending will be limited as well. The Company’s current operating plan contemplates further debt reduction in 2009. Given the economic climate facing the country, there is uncertainty about the Company’s operating results in the short term but the Company is closely monitoring operating results and their effect on debt covenants. The Company believes that its operating cash flow over the next year together with its debt agreements provides the necessary flexibility to manage its working capital and capital expenditure needs while developing new products and revenue streams and maintaining existing ones. The Company does not have material off-balance sheet arrangements.

The table that follows shows long-term debt and other specified obligations of the Company:

(In millions)	Payments Due By Periods
Contractual obligations[1]	Total	2009	2010 2011	2012 2013	2013 and beyond
Long-term debt:[2]
Revolving credit facility	$425.0	$—	$425.0	$—	$—
Term loan	300.0	—	300.0	—	—
Other	5.1	5.0	0.1	—	—
Operating leases[3]	31.2	6.9	10.9	5.3	8.1
Broadcast film rights[4]	50.5	14.9	34.2	1.1	0.3
Estimated benefit payments from Company assets[5]	67.5	4.5	10.8	13.4	38.8
Purchase obligations[6]	190.4	125.9	44.9	15.7	3.9

Total specified obligations	$1,069.7	$157.2	$825.9	$35.5	$51.1

[1]

Other than the estimated benefit payments from Company assets and Broadcast film rights disclosed above and discussed further below, the table excludes items contained in “Other liabilities and deferred credits” on the Consolidated Balance Sheets, primarily because the ultimate timing and amount of these future payments is not determinable. As disclosed in Note 7 of Item 8 of this Form 10-K, the Company had a non-current liability for uncertain tax positions of approximately $15 million at December 28, 2008. The Company cannot reasonably estimate the amount or period in which the ultimate settlement of these uncertain tax positions will occur, therefore the contractual obligations table excludes this liability.

[2]	The Company has the legal right to prepay its long-term debt without penalty; accordingly, no future interest expense has been included.

[3]	Minimum rental commitments under noncancelable lease terms in excess of one year.

[4]

Broadcast film rights include both recorded short-term and long-term liabilities for programs which have been produced and unrecorded commitments to purchase film rights which are not yet available for broadcast.

[5]

Actuarially estimated benefit payments under pension and other benefit plans expected to be funded directly from Company assets through 2018 which excludes expected contributions to the qualified pension plan. The Company currently expects to contribute $15 million and $30 million to its qualified pension plan in 2009 and 2010, respectively, which is in excess of the expected minimum funding requirements. A further discussion is included in the paragraph that follows this chart.

[6]

Purchase obligations include: 1) all current liabilities not otherwise reported in the table that will require cash settlement, 2) significant purchase commitments for fixed assets, and 3) significant non-ordinary course contract-based obligations. Purchase obligations exclude the Company’s purchase commitment to SPNC for newsprint as the contract is based on market prices which are highly volatile. As indicated in Note 4 of Item 8 of this Form 10-K, the Company is committed to purchase a minimum of approximately 48 thousand, 42 thousand, and 35 thousand tons of newsprint, respectively from SPNC in 2009, 2010, and 2011.

As was the case with many companies’ pension plans, the Company’s unfunded obligation widened significantly in 2008 (see Note 9 of Item 8 of this Form 10-K) due primarily to a 32% decline in the value of plan assets. Although not required to do so, the Company currently anticipates making contributions of $15 million to its Retirement Plan in 2009 and $30 million in 2010. By making contributions before they are required – as it has in the past – the Company expects to limit the ultimate amount that it will need to contribute. Many factors influence the required funding for the plan including the return on invested assets, funding requirements that are set forth by ERISA in enacting the laws passed by Congress, and the long-term discount rates that are applied to the funds’ benefit liabilities. The amounts shown in the table do not reflect plan contributions. If the factors noted above remain unchanged, the Company’s required contributions in subsequent years would be more in the range of the 2010 contribution.

OUTLOOK FOR 2009

The Company anticipates a continuation of the challenging economic environment which it experienced in 2008 and expects revenue declines in nearly all of its advertising categories. The Company believes that uncertain times call for conservative business decisions and aggressive cash flow management. The Company has already responded to the deep global recession through concerted efforts to align expenses with the current business climate by implementing sound cost-containment strategies. It will not approach 2009 with a business-as-usual mindset and will take further measures in the coming year. These measures include delaying compensation increases, suspending payment of dividends, suspending the company match on the 401(k) plan effective at the beginning of April through the end of the year, and employee furlough program; additionally, the Company does not anticipate a level of earnings in 2009 that would generate a 401(k) plan profit sharing contribution or warrant management bonuses. In February 2009, the Company moved its newspaper production and distribution operations into a separate unit within the Publishing Division. This will allow for a greater focus on content, sales and developing innovative products, as well as accelerating evolution to the Web for a significant portion of the Company’s business. The Company also has a heightened awareness of the value of its interactive Advertising Services Group as well as the importance of relationships with established online presences (such as Yahoo!), and continues to cultivate these valuable revenue streams. Media General is not alone in the challenges it faces in 2009, but it has positioned itself to weather these uncertain times while never losing sight of its ultimate goal of long-term growth and prosperity.

* * * * * * *

Certain statements in this annual report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to pending transactions and contractual obligations, critical accounting estimates and assumptions, the impact of the Internet, and expectations regarding the effects and timing of debt compliance, the Yahoo! agreements, newsprint prices, pension and post-retirement plans, general advertising levels and political advertising levels, and the effects of changes to FCC regulations. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “plans,” “hopes” and similar words, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements. The reader should understand that it is not possible to predict or identify all risk factors. Consequently, any such list should not be considered a complete statement of all potential risks or uncertainties.

These forward-looking statements should be considered in light of various important factors that could cause actual results to differ materially from estimates or projections including, without limitation: changes in advertising demand, changes to pending accounting standards, changes in circulation levels, changes in relationships with broadcast networks and lenders, the availability and pricing of newsprint, fluctuations in interest rates, the performance of pension plan assets, health care cost trends, regulatory rulings including those related to ERISA and tax law, natural disasters, and the effects of acquisitions, investments and dispositions on the Company’s results of operations and its financial condition. Actual results may differ materially from those suggested by forward-looking statements for a number of reasons including those described in Part I, Item 1A, “Risk Factors” of this Form 10-K.

In the Net Income section above, the Company presents an item called “adjusted income,” which is a non-GAAP measure. The chart reconciles this amount to net income. The information was presented to enable the reader to better understand the year-over-year evolution of the Company’s results.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk is principally associated with interest rates and newsprint costs. The Company is subject to interest rate fluctuations related to debt obligations. These fluctuations are managed by balancing the amount of fixed versus variable-rate borrowings through the use of interest rate swaps as described more fully in Note 5 of Item 8 of this Form 10-K. Based on the variable-rate debt outstanding during 2008, 2007, and 2006, a 50 basis point change in interest rates would have altered pretax interest expense by $2.6 million, $3.0 million, and $2.2 million respectively.

Newsprint is a commodity whose price is subject to supply and demand imbalances. With the sale of its interest in SP Newsprint in 2008, the Company is now solely a newsprint consumer. Newsprint expense was just under 13% of Publishing Division costs over the past three years. Focused solely on the number of tons consumed, a $10 change in newsprint prices would have altered newsprint expense in the Publishing Division in 2008, 2007, and 2006 by approximately $850 thousand, $1 million, and $1.2 million, respectively.

Item 8.	Financial Statements and Supplementary Data

Report Of Management On Media General, Inc.’s Internal Control Over Financial Reporting

Management of Media General, Inc., (the Company) has assessed the Company’s internal control over financial reporting as of December 28, 2008, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 28, 2008, the Company’s system of internal control over financial reporting was properly designed and operating effectively based upon the specified criteria.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is comprised of policies, procedures and reports designed to provide reasonable assurance, to the Company’s management and board of directors, that the financial reporting and the preparation of financial statements for external purposes has been handled in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (1) govern records to accurately and fairly reflect the transactions and dispositions of assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable safeguards against or timely detection of material unauthorized acquisition, use or disposition of the Company’s assets.

Internal controls over financial reporting may not prevent or detect all misstatements. Additionally, projections as to the effectiveness of controls to future periods are subject to the risk that controls may not continue to operate at their current effectiveness levels due to changes in personnel or in the Company’s operating environment.

January 28, 2009

Marshall N. Morton	John A. Schauss	O. Reid Ashe Jr.
President and	Vice President - Finance	Executive Vice President and
Chief Executive Officer	and Chief Financial Officer	Chief Operating Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders

Media General, Inc.

We have audited Media General, Inc.’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Media General, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Media General, Inc.’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Media General, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Media General, Inc., as of December 28, 2008, and December 30, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 28, 2008, and our report dated January 28, 2009, expressed an unqualified opinion thereon.

Richmond, Virginia

January 28, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Media General, Inc.

We have audited the accompanying consolidated balance sheets of Media General, Inc., as of December 28, 2008, and December 30, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 28, 2008. Our audits also included the financial statement schedule listed in the accompanying index in Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Media General, Inc., at December 28, 2008, and December 30, 2007, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the financial statements, in 2007 the Company changed its method of accounting for uncertain income tax positions to comply with the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Media General, Inc.’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 28, 2009, expressed an unqualified opinion thereon.

Richmond, Virginia

January 28, 2009

Consolidated Statements of Operations

	Fiscal Years Ended
(In thousands, except per share amounts)	December 28, 2008	December 30, 2007	December 31, 2006 (53 weeks)
Revenues	$800,034	$898,776	$931,831
Operating costs:
Production	378,237	406,988	403,500
Selling, general and administrative	309,260	330,806	325,836
Depreciation and amortization	71,479	73,013	66,179
Goodwill and other asset impairment (Note 3)	908,701	—	—
Gain on fire insurance recovery	(3,250)	(17,604)	—

Total operating costs	1,664,427	793,203	795,515

Operating income (loss)	(864,393)	105,573	136,316

Other income (expense):
Interest expense	(43,449)	(59,577)	(48,505)
Impairment of and income (loss) on investments	(4,419)	(34,825)	9,898
Other, net	979	1,126	1,022

Total other expense	(46,889)	(93,276)	(37,585)

Income (loss) from continuing operations before income taxes	(911,282)	12,297	98,731
Income taxes	(288,127)	2,976	36,479

Income (loss) from continuing operations	(623,155)	9,321	62,252
Discontinued operations:
Income from discontinued operations (net of income taxes of $1,663 in 2008, $2,151 in 2007 and $3,683 in 2006)	2,601	3,366	5,761
Net gain (loss) related to divestiture of discontinued operations (net of income taxes of $5,846 in 2008, $722 in 2007 and $6,748 in 2006)	(11,300)	(2,000)	11,029

Net income (loss)	$(631,854)	$10,687	$79,042

Earnings (loss) per common share:
Income (loss) from continuing operations	$(28.18)	$0.41	$2.64
Income (loss) from discontinued operations	(0.39)	0.06	0.71

Net income (loss)	$(28.57)	$0.47	$3.35

Earnings (loss) per common share - assuming dilution:
Income (loss) from continuing operations	$(28.18)	$0.41	$2.61
Income (loss) from discontinued operations	(0.39)	0.06	0.71

Net income (loss)	$(28.57)	$0.47	$3.32

Notes to Consolidated Financial Statements begin on page 26.

Consolidated Balance Sheets

ASSETS

(In thousands, except shares and per share amounts)	December 28, 2008	December 30, 2007
Current assets:
Cash and cash equivalents	$7,142	$14,214
Accounts receivable (less allowance for doubtful accounts 2008 - $5,972; 2007 - $5,995)	102,583	133,863
Inventories	12,035	6,676
Other	38,888	52,083
Assets of discontinued operations	11,881	106,958

Total current assets	172,529	313,794

Investments in unconsolidated affiliates	—	52,360

Other assets	41,308	65,686

Property, plant and equipment, at cost:
Land	37,736	37,120
Buildings	312,141	299,326
Machinery and equipment	541,121	522,556
Construction in progress	17,229	41,217
Accumulated depreciation	(454,548)	(425,191)

Net property, plant and equipment	453,679	475,028

FCC licenses and other intangibles - net	245,266	646,677

Excess of cost over fair value of net identifiable assets of acquired businesses	421,470	917,521

Total assets	$1,334,252	$2,471,066

Notes to Consolidated Financial Statements begin on page 26.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 28, 2008	December 30, 2007
Current liabilities:
Accounts payable	$41,378	$32,676
Accrued expenses and other liabilities	86,352	101,817
Liabilities of discontinued operations	2,969	5,521

Total current liabilities	130,699	140,014

Long-term debt	730,049	897,572

Retirement, post-retirement and post-employment plans	251,175	147,578

Deferred income taxes	—	311,588

Other liabilities and deferred credits	67,102	61,307

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock ($5 cumulative convertible), par value $5 per share: authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 22,250,130 and 22,055,835 shares	111,251	110,279
Class B, authorized 600,000 shares; issued 551,881 and 555,992 shares	2,759	2,780
Additional paid-in capital	21,934	19,713
Accumulated other comprehensive loss:
Unrealized loss on derivative contracts	(17,927)	(8,417)
Pension and postretirement	(170,212)	(68,860)
Retained earnings	207,422	857,512

Total stockholders’ equity	155,227	913,007

Total liabilities and stockholders’ equity	$1,334,252	$2,471,066

Notes to Consolidated Financial Statements begin on page 26.

Consolidated Statements of Stockholders’ Equity

		Common Stock		Additional	Accumulated Other
(In thousands, except shares and per share amounts)	Class A Shares	Class A	Class B	Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 25, 2005	23,490,696	$117,453	$2,780	$44,856	$(64,618)	$815,355	$915,826
Net income		—	—	—	—	79,042	79,042
Unrealized loss on equity securities (net of deferred tax benefit of $176)		—	—	—	(309)	—	(309)
Reclassification of loss included in net income (net of deferred tax benefit of $254)		—	—	—	446	—	446
Unrealized loss on derivative contracts (net of deferred tax benefit of $899)		—	—	—	(1,578)	—	(1,578)
Minimum pension liability (net of deferred taxes of $5,359)		—	—	—	10,048	—	10,048

Comprehensive income							87,649
Pension and postretirement adoption (SFAS #158) (net of deferred tax benefit of $31,477)		—	—	—	(55,237)	—	(55,237)
Cash dividends to shareholders ($0.88 per share)		—	—	—	—	(21,180)	(21,180)
Exercise of stock options	55,700	279	—	1,324	—	—	1,603
Stock-based compensation		—	—	8,244	—	—	8,244
Income tax benefits relating to stock-based compensation		—	—	306	—	—	306
Other	10,076	50	—	443	—	(344)	149

Balance at December 31, 2006	23,556,472	117,782	2,780	55,173	(111,248)	872,873	937,360

Net income		—	—	—	—	10,687	10,687
Unrealized loss on equity securities (net of deferred tax benefit of $912)		—	—	—	(1,600)	—	(1,600)
Reclassification of loss included in net income (net of deferred tax benefit of $1,314)		—	—	—	2,306	—	2,306
Unrealized loss on derivative contracts (net of deferred tax benefit of $1,874)		—	—	—	(3,288)	—	(3,288)
Pension and postretirement (net of deferred taxes of $21,021)		—	—	—	36,553	—	36,553

Comprehensive income							44,658
Uncertain tax position adoption (FIN #48)		—	—	—	—	(4,921)	(4,921)
Cash dividends to shareholders ($0.92 per share)		—	—	—	—	(21,156)	(21,156)
Exercise of stock options	14,800	74	—	348	—	—	422
Repurchase of common stock	(1,500,000)	(7,500)	—	(41,216)	—	—	(48,716)
Stock-based compensation		—	—	5,649	—	—	5,649
Income tax benefits relating to stock-based compensation		—	—	110	—	—	110
Other	(15,437)	(77)	—	(351)	—	29	(399)

Balance at December 30, 2007	22,055,835	110,279	2,780	19,713	(77,277)	857,512	913,007

Net loss		—	—	—	—	(631,854)	(631,854)
Unrealized loss on derivative contracts		—	—	—	(9,510)	—	(9,510)
Pension and postretirement		—	—	—	(101,352)	—	(101,352)

Comprehensive loss							(742,716)
Cash dividends to shareholders ($0.81 per share)		—	—	—	—	(18,510)	(18,510)
Performance accelerated restricted stock	131,333	657	—	(1,602)	—	274	(671)
Stock-based compensation		—	—	5,756	—	—	5,756
Income tax benefits relating to stock-based compensation		—	—	99	—	—	99
Other	62,962	315	(21)	(2,032)	—	—	(1,738)

Balance at December 28, 2008	22,250,130	$111,251	$2,759	$21,934	$(188,139)	$207,422	$155,227

Notes to Consolidated Financial Statements begin on page 26.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
(In thousands)	December 28, 2008	December 30, 2007	December 31, 2006 (53 weeks)
Cash flows from operating activities:
Net income (loss)	$(631,854)	$10,687	$79,042
Adjustments to reconcile net income (loss):
Depreciation	51,591	53,109	47,791
Amortization	20,270	25,341	24,842
Deferred income taxes	(272,620)	16,289	11,176
Impairment of and loss (income) on investments	4,419	34,825	(9,898)
Goodwill and other asset impairment	908,701	—	—
Provision for doubtful accounts	7,690	5,929	5,660
Insurance proceeds related to repair costs	—	19,959	—
Gain on fire insurance recovery	(3,250)	(17,604)	—
Net loss (gain) related to divestiture of discontinued operations	11,300	2,000	(11,029)
Change in assets and liabilities:
Retirement plan contributions	(10,000)	—	(15,000)
Retirement plan accrual	2,599	5,444	16,543
Income taxes refundable	(15,855)	(17,518)	711
Company owned life insurance (cash surrender value less policy loans)	19,137	(1,110)	(2,143)
Accounts receivable and inventory	20,710	(3,721)	(6,779)
Accounts payable, accrued expenses and other liabilities	(14,007)	(6,636)	(1,699)
Other, net	(5,073)	3,835	18,842

Net cash provided by operating activities	93,758	130,829	158,059

Cash flows from investing activities:
Capital expenditures	(31,517)	(78,142)	(93,896)
Purchases of businesses	(23,804)	(2,525)	(611,385)
Proceeds from sales of discontinued operations and investments	138,302	—	135,111
Insurance proceeds related to machinery and equipment	—	27,841	—
Distribution from unconsolidated affiliate	—	5,000	2,000
Other, net	5,882	8,245	(2,853)

Net cash provided (used) by investing activities	88,863	(39,581)	(571,023)

Cash flows from financing activities:
Increase in debt	330,000	570,000	1,459,000
Repayment of debt	(497,523)	(588,823)	(1,027,984)
Stock repurchase	—	(48,716)	—
Debt issuance costs	(4,182)	(1,010)	(1,780)
Cash dividends paid	(18,510)	(21,156)	(21,180)
Other, net	522	743	1,861

Net cash (used) provided by financing activities	(189,693)	(88,962)	409,917

Net (decrease) increase in cash and cash equivalents	(7,072)	2,286	(3,047)
Cash and cash equivalents at beginning of year	14,214	11,928	14,975

Cash and cash equivalents at end of year	$7,142	$14,214	$11,928

Notes to Consolidated Financial Statements begin on page 26.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

Fiscal year

The Company’s fiscal year ends on the last Sunday in December. Results for 2008 and 2007 are for the 52-week periods ended December 28, 2008 and December 30, 2007, respectively; results for 2006 are for the 53-week period ended December 31, 2006.

Principles of consolidation

The accompanying financial statements include the accounts of Media General, Inc., subsidiaries more than 50% owned and certain variable interest entities, from time to time, for which Media General, Inc. is the primary beneficiary (collectively the Company). All significant intercompany balances and transactions have been eliminated. The equity method of accounting is used for investments in companies in which the Company has significant influence; generally, this represents investments comprising approximately 20 to 50 percent of the voting stock of companies and certain partnership interests. Other investments are generally accounted for using the cost method.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company re-evaluates its estimates on an ongoing basis. Actual results could differ from those estimates.

Presentation

Certain prior-year financial information has been reclassified to conform with the current year’s presentation.

Revenue recognition

The Company’s principal sources of revenue are the sale of advertising in newspapers, the sale of newspapers to individual subscribers and distributors, and the sale of airtime on television stations. In addition, the Company sells advertising on its newspaper and television Web sites and portals, and derives revenues from other online activities, including an online advergaming development firm and an online shopping portal. The Company also derives revenue from the sale of broadcast equipment and studio design services. Advertising revenue is recognized when advertisements are published, aired or displayed, or when related advertising services are rendered. Newspaper advertising contracts, which generally have a term of one year or less, may provide rebates or discounts based upon the volume of advertising purchased during the terms of the contracts. Estimated rebates and discounts are recorded as a reduction of revenue in the period the advertisement is displayed. This requires the Company to make certain estimates regarding future advertising volumes. Estimates are based on various factors including historical experience and advertising sales trends. These estimates are revised as necessary based on actual volume realized. Subscription revenue is recognized on a pro-rata basis over the term of the subscription. Amounts received from customers in advance are deferred until earned. Revenues from fixed price contracts (such as studio design services or advergaming development) are recognized under the percentage of completion method, measured by actual cost incurred to date compared to estimated total costs of each contract. Commission revenues from the online shopping portal are recognized upon third-party notification of consumer purchase.

Cash and cash equivalents

Cash in excess of current operating needs is invested in various short-term instruments carried at cost that approximates fair value. Those short-term investments having an original maturity of three months or less are classified in the balance sheet as cash equivalents.

Derivatives

Derivatives are recognized as either assets or liabilities on the balance sheet at fair value. If a derivative is a hedge, a change in its fair value is either offset against the change in the fair value of the hedged item through earnings, or recognized in Other Comprehensive Income (OCI) until the hedged item is recognized in earnings. Any difference between the fair value of the hedge and the item being hedged, known as the ineffective portion, is immediately recognized in earnings in the line item “Other, net” during the period of change. For derivative instruments that are designated as cash flow hedges, the effective portion of the change in value of the derivative instrument is reported as a component of the Company’s OCI and is reclassified into earnings (interest expense for interest rate swaps and newsprint expense for newsprint swaps) in the same period or periods during which the hedged transaction affects earnings. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the Company’s current earnings during the period of change. Derivative instruments are carried at fair value on the Consolidated Balance Sheets in the applicable line item “Other assets” or “Other liabilities and deferred credits.”

Accounts receivable and concentrations of credit risk

Media General is a diversified communications company which sells products and services to a wide variety of customers located principally in the southeastern United States. The Company’s trade receivables result from its publishing, broadcast and interactive media operations. The Company routinely assesses the financial strength of significant customers, and this assessment, combined with the large number and geographic diversity of its customer base, limits its concentration of risk with respect to trade receivables. The Company maintains an allowance for doubtful accounts based on both the aging of accounts at period end and specific allocations for certain customers.

Inventories

Inventories consist principally of raw materials (primarily newsprint) and broadcast equipment, and are valued at the lower of cost or market using the specific identification method.

Self-insurance

The Company self-insures for certain employee medical and disability income benefits, workers’ compensation costs, as well as automobile and general liability claims. The Company’s responsibility for workers’ compensation and auto and general liability claims is capped at a certain dollar level (generally $100 thousand to $500 thousand depending on claim type). Insurance liabilities are calculated on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims. Estimates for projected settlements and incurred but not reported claims are based on development factors, including historical trends and data, provided by a third party.

Broadcast film rights

Broadcast film rights consist principally of rights to broadcast syndicated programs, sports and feature films and are stated at the lower of cost or estimated net realizable value. Program rights and the corresponding contractual obligations are recorded as other assets (based upon the expected use in succeeding years) and as other liabilities (in accordance with the payment terms of the contract) in the Consolidated Balance Sheets when programs become available for use. Generally, program rights of one year or less are amortized using the straight-line method; program rights of longer duration are amortized using an accelerated method based on expected useful life of the program.

Property and depreciation

Plant and equipment are depreciated, primarily on a straight-line basis, over their estimated useful lives which are generally 40 years for buildings and range from 3 to 30 years for machinery and equipment. Depreciation deductions are computed by accelerated methods for income tax purposes. Major renovations and improvements and interest cost incurred during the construction period of major additions are capitalized. Expenditures for maintenance, repairs and minor renovations are charged to expense as incurred.

Intangible and other long-lived assets

Intangibles consist of goodwill (which is the excess of purchase price over the net assets of businesses acquired), FCC licenses, network affiliations, subscriber lists, other broadcast intangibles, intellectual property, and trademarks. Indefinite-lived intangible assets are not amortized, but finite-lived intangibles are amortized by the straight-line method over periods ranging from 1 to 25 years. Internal use software is amortized on a straight-line basis over its estimated useful life, not to exceed 5 years.

When indicators of impairment are present, management evaluates the recoverability of long-lived tangible and finite-lived intangible assets by reviewing current and projected profitability using undiscounted cash flows of such assets. Annually, or more frequently if impairment indicators are present, management evaluates the recoverability of indefinite-lived intangibles using estimated discounted cash flows and market factors to determine their fair value.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under the standard, the Company evaluates the need for a valuation allowance for deferred tax assets, if any.

Comprehensive income

The Company’s comprehensive income consists of net income, pension and postretirement related adjustments, unrealized gains and losses on certain investments in equity securities (including reclassification adjustments), and changes in the value of derivative contracts as well as the Company’s share of Other Comprehensive Income from its investments accounted for under the equity method.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which established a common definition for fair value under U.S. generally accepted accounting principles and created a framework for measuring fair value. The Company adopted SFAS 157 at the beginning of 2008 for financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for non-financial assets and liabilities that are measured on a non-recurring basis. These non-financial items include reporting units and intangible assets measured at fair value in impairment tests and non-financial assets acquired and non-financial liabilities assumed in a business combination. The Company continues to evaluate the future impact of SFAS 157 on its financial statements regarding non-financial assets and liabilities.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and requires all prior-period earnings per share dated to be adjusted retrospectively. The adoption of EITF 03-6-1 will not have a material effect on the Company’s consolidated financial statements; prior-period earnings per share are expected to be impacted by 1% to 3%.

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations, which amended the provisions of SFAS 141 and will provide international conformity with respect to accounting for business combinations. Some of the more significant aspects of this Statement include: the acquiring entity in a business combination must recognize 100% of the assets acquired and liabilities assumed in the transaction as well as any minority interest; the acquisition date is the measurement point for all consideration; and transaction costs related to the business combination are required to be expensed. This statement is effective for fiscal years beginning after December 15, 2008. The Company expects SFAS 141(R) to have a significant impact on its accounting for future business combinations.

Note 2: Acquisitions, Dispositions and Discontinued Operations

In 2008, the Company completed the sale of the following four TV stations that were classified as held for sale in three transactions: WTVQ in Lexington, Kentucky; WMBB in Panama City, Florida and KALB/NALB in Alexandria, Louisiana; and WNEG in Toccoa, Georgia. The Company recognized gross proceeds of $78 million, including working capital adjustments which have all been settled, and an after-tax loss of $11.3 million in 2008 and $2 million in 2007 related to these divestitures. Additionally, the Company anticipates selling WCWJ in Jacksonville, Florida in the first half of 2009. When the divestitures of all five stations are complete, the Company expects their sales to generate proceeds of $95 million to $100 million. Depreciation and amortization of assets sold and held for sale ceased during the first quarter of 2008.

In the second half of 2006, the Company sold KWCH in Wichita, Kansas (including that station’s three satellites), WIAT in Birmingham, Alabama, WDEF in Chattanooga, Tennessee, and KIMT in Mason City, Iowa, to three different buyers. Gross proceeds from the divestitures were $135 million, including working capital; a net after-tax gain of $11 million was recorded. The Company facilitated these transactions as a tax-deferred, like-kind exchange in conjunction with the acquisition of four NBC stations (discussed below). Depreciation and amortization of assets sold ceased during the second quarter of 2006.

The 2008 and 2007 losses related to the 2008 station sales, and the 2006 net gain from the stations sold in that year, are shown on the face of the Consolidated Statements of Operations on the line “Net gain (loss) related to divestiture of discontinued operations (net of income taxes).” The results of these stations (as well as WCWJ) and their associated Web sites have been presented as discontinued operations in the accompanying Balance Sheets and the Statements of Operations for all periods presented.

Income from discontinued operations in the accompanying Consolidated Statements of Operations for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 included:

(In thousands)	2008	2007	2006
Revenues	$21,939	$39,240	$70,216
Costs and expenses	17,675	33,723	60,772

Income before income taxes	4,264	5,517	9,444
Income taxes	1,663	2,151	3,683

Income from discontinued operations	$2,601	$3,366	$5,761

As of December 28, 2008, the assets of discontinued operations consisted of $2.9 million of current and other assets, $4 million of fixed assets, and $5 million of goodwill.

In 2008, the Company made several additions to its Interactive Media Division including: DealTaker.com, an online social shopping portal that provides coupons and bargains to its users; NetInformer, a leading provider of mobile advertising and marketing services; and Richmond.com, a local news and entertainment portal. Additionally, the Company purchased a small group of weekly newspapers in South Carolina.

The Company completed the acquisition of four NBC owned and operated television stations at the beginning of the third quarter of 2006 for $609 million, including transaction costs. This transaction was accounted for as a purchase and has been included in the Company’s consolidated results of operations since its date of acquisition. The stations acquired were: WNCN in Raleigh, North Carolina, WCMH in Columbus, Ohio, WVTM in Birmingham, Alabama, and WJAR in Providence, Rhode Island.

The following summary presents the Company’s unaudited pro forma consolidated results of operations for the year ended December 31, 2006 as if the acquisition of the four television stations from NBC had been completed as of the beginning of the period presented. The pro forma does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date, nor is it indicative of results which may occur in the future.

(In thousands, except per share amounts)	Year Ended December 31, 2006
Revenues	$982,825

Income from continuing operations	$58,053
Income from discontinued operations	5,761
Gain on sale of discontinued operations	11,029

Net income	$74,843

Earnings per common share - assuming dilution:
Income from continuing operations	$2.43
Discontinued operations, including 2006 gain on sale of $0.46 per share	0.71

Net income	$3.14

Note 3: Intangible Assets and Impairment

Due to the continuation of challenging business conditions in the second quarter of 2008 and the market’s perception of the value of media company stocks, the Company performed an interim impairment assessment as of June 29, 2008 that resulted in the Company recording impairment in that quarter. The Company performed its annual impairment test at the beginning of the fourth quarter of 2008 with no additional impairment indicated. However, business conditions worsened during the fourth quarter, and the market’s perception of the value of media company stocks deteriorated further resulting in both another interim impairment test and additional impairment as of December 28, 2008. The Company’s long-lived assets include goodwill related to the Company’s reporting units, identifiable assets at individual television stations (including FCC licenses and network affiliation agreements) and newspapers, fixed assets, and certain other investments and assets held for sale. The Company determined that certain of these long-lived assets were impaired by measuring the estimated discounted and undiscounted cash flows expected to be generated by the assets to determine their fair value and by comparing the result to their carrying value. The determination of fair value requires the use of significant judgment and estimates about assumptions that management believes were appropriate in the circumstances although it is reasonably possible that actual performance will differ from these assumptions. The most significant assumptions include those relating to revenue growth, compensation levels, newsprint prices, discount rates and market trading multiples for broadcast and newspaper assets. As a result of this impairment testing the Company recorded non-cash impairment charges related to goodwill in the Publishing Division of $512 million, FCC licenses in the Broadcast Division of $289 million, network affiliation agreements in the Broadcast Division of $103 million, trade names and other intangible assets in the Broadcast Division of $2.2 million, and certain investments (whose impairment was other than temporary) and real estate of $5.7 million. The charge totaled $912 million ($615 million after-tax) and was included on the line items “Goodwill and other asset impairment” and “Impairment of and income (loss) on investments.”

The following table shows the change in the gross carrying amount and the accumulated amortization for intangible assets and goodwill from December 30, 2007 to December 28, 2008, including the previously mentioned impairment write-down:

	December 30, 2007		Changes			December 28, 2008
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Acquisitions	Amortization expense	Impairment charge[1]	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets (including network affiliation, advertiser, programming and subscriber relationships):
Broadcast	$231,967	$68,359	$—	$11,568	$(103,465)	$128,502	$79,927
Publishing	35,531	32,434	900	1,402		36,431	33,836
Interactive Media	2,570	1,883	4,044	700		6,614	2,583

Total	$270,068	$102,676	$4,944	$13,670	$(103,465)	$171,547	$116,346

Indefinite-lived intangible assets:
Goodwill:
Broadcast	$273,458		$—		$—	$273,458
Publishing	642,161		2,756		(511,741)	133,176
Interactive Media	1,902		12,934		—	14,836

Total goodwill	917,521		15,690		(511,741)	421,470
FCC licenses	477,280		—		(289,387)	187,893
Other	2,005		1,927		(1,760)	2,172

Total	$1,396,806		$17,617		$(802,888)	$611,535

1 Additionally, $5.7 million of investments and real estate were written down.

After considering the above, intangibles amortization expense is projected to be approximately $7 million in 2009, decreasing to $6 million in 2010 and 2011, and to $3 million in 2012 and 2013.

Note 4: Investments

In the second quarter of 2008, the Company and its two equal partners completed the sale of SP Newsprint Company (SPNC) to White Birch Paper Company. The sale generated proceeds to the Company of approximately $60 million which were used to reduce debt; associated income taxes approximated $20 million. Under the purchase agreement, the partners retained liabilities for certain retirement, environmental, and income tax issues; the final post-closing working capital settlement has been referred to an arbiter and will not be finalized until 2009. In the fourth quarter of 2007, the Company recorded a pretax write-down to its investment in SPNC (in addition to the Company’s equity in SPNC’s net loss) of $10.7 million. In 2008, the Company recorded an additional net loss of $1.6 million based on the estimated fair values of certain post-closing items. These losses were included in the Statement of Operations in the line item “Impairment of and income (loss) on sale of investments.”

The chart below presents the summarized financial information for the Company’s investment in SPNC at December 30, 2007 and for the two years then ended.

SP Newsprint Company

(In thousands)	2007
Current assets	$120,392
Noncurrent assets	349,082
Current liabilities	233,586
Noncurrent liabilities	51,842

(In thousands)	2007	2006
Net sales	$572,125	$638,377
Gross profit (loss)	(525)	84,509
Net income (loss)	(59,939)	31,562
Company’s equity in net income (loss)	(19,980)	10,521
Additional write-down of Company’s investment	(10,656)	—

The Company purchased approximately 55 thousand tons of newsprint from SPNC in 2008 at market prices, which totaled $31 million and approximated 63% of the Company’s newsprint needs; in 2007 and 2006, the Company purchased approximately 58 thousand and 57 thousand tons, respectively, of newsprint from SPNC which approximated 56% and 46% of the Company’s newsprint needs in each of those years and totaled approximately $30 million and $34 million in 2007 and 2006, respectively. The Company is committed to purchase a minimum of approximately 48 thousand, 42 thousand and 35 thousand tons of newsprint from SPNC in 2009, 2010, and 2011, respectively.

In 2008, the Company wrote-off its entire remaining investment of $1.9 million (which was included as a part of the Company’s pretax impairment charge discussed in Note 3) in a company that produces interactive entertainment including games; the Company was able to recover $.5 million of its investment in the latter part of 2008. Additionally, the Company carried this investment at fair value and recognized write-downs in 2007 and 2006 of $3.6 million and $700 thousand, respectively, to reflect its decrease in approximate fair value due to the extended period the stock price of this publicly traded security was below the Company’s carrying value.

Note 5: Long-Term Debt and Other Financial Instruments

Long-term debt at December 28, 2008, and December 30, 2007, was as follows:

(In thousands)	2008	2007
Revolving credit facility	$425,000	$595,000
Bank term loan	300,000	300,000
Bank lines	5,000	2,500
Capitalized lease	49	72

Long-term debt	$730,049	$897,572

The Company has a revolving credit facility as well as a $300 million variable bank term loan agreement (together the “Facilities”) both of which mature in 2011. In the fourth quarter of 2007, the Company amended the Facilities to increase the maximum leverage ratio covenant and reduce the minimum interest ratio covenant for a period of three fiscal quarters. As a result of the continuation of challenging business conditions, the Company again amended its revolving credit facility and its variable bank term loan agreement in the fourth quarter of 2008. The Company’s debt covenants require the maintenance of an interest coverage ratio in addition to a leverage ratio, as defined. Pursuant to the 2008 amendments, the maximum leverage ratio covenants were increased for the fourth quarter of 2008 and the first quarter of 2009; they will subsequently be reduced slightly for the remainder of 2009 and for the first three quarters of 2010, and will remain at a constant level thereafter. The minimum interest coverage ratio covenant was also reduced through the first quarter of 2009 and will be increased slightly for the remaining term of the Facilities. The borrowing capacity on the revolving credit facility was reduced from $1 billion to $600 million, and interest rate margins on both facilities were increased. Additional annual borrowing capacity reductions will be made based on the Company’s excess cash flow, as defined. If the leverage ratio were to exceed certain levels, the amended agreements also contain restrictions on dividends, capital spending, indebtedness, capital leases, and investments. The Company pledged its cash and assets and the capital stock of its subsidiaries as collateral. Interest rates under the Facilities are based on the London Interbank Offered Rate (LIBOR) plus a margin ranging from .3% to 3.5% (1.35% at December 28, 2008), determined by the Company’s leverage ratio. The Company pays fees (.4% at December 28, 2008) on the entire commitment of the facility at a rate also based on its leverage ratio. At the time of the latest amendment, the Company incurred approximately $4.8 million in new amendment fees and expensed $1.1 million of existing unamortized debt issuance costs. As of December 28, 2008, the Company was in compliance with all covenants and expects that the covenants will continue to be met.

At December 28, 2008, the Company had borrowings of $5 million from bank lines due within one year with an interest rate of 3.25% that were classified as long-term debt in accordance with the Company’s intention and ability to refinance these obligations on a long-term basis under existing facilities.

Long-term debt maturities during the five years subsequent to December 28, 2008, aggregating $730 million, were $5 million in 2009 and $725 million in 2011.

In the third quarter of 2006, the Company entered into several interest rate swaps as part of an overall strategy to manage interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR. These interest rate swaps are cash flow hedges with notional amounts totaling $300 million; swaps with notional amounts of $100 million will mature in 2009 and $200 million will mature in 2011. Changes in cash flows of the interest rate swaps offset changes in the interest payments on the Company’s Facilities. These swaps effectively convert the Company’s variable rate bank debt to fixed rate debt with a weighted average interest rate approximating 7.3% at December 28, 2008. The following table includes information about the Company’s derivative instruments as of December 28, 2008.

(In thousands)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Amount of Pretax Derivative Loss Recognized in 2008 OCI
Interest rate swaps	Other liabilities and deferred credits	$22,723	$9,510

The table that follows includes information about the carrying values and estimated fair values of the Company’s financial instruments at December 28, 2008, and December 30, 2007:

(In thousands)	2008	2007
Assets:
Investments
Trading	$243	$—
Available-for-sale	—	1,874
Liabilities:
Long-term debt:
Revolving credit facility	425,000	595,000
Bank term loan	300,000	300,000
Bank lines	5,000	2,500
Interest rate swap agreements	22,723	13,214

At times when the Company has investments with a readily determinable value and that are classified as available-for-sale, they are carried at fair value, with unrealized gains or losses, net of deferred taxes, reported as a separate component of stockholders’ equity. Trading securities are held by the supplemental 401(k) plan and are carried at fair value as described in Note 8. The carrying value of the long-term debt in the chart above approximates its fair value. The interest rate swaps are carried at fair value based on a discounted cash flow analysis (predicated on quoted LIBOR prices) of the estimated amounts the

Company would have received or paid to terminate the swaps. Under the fair value hierarchy set forth by SFAS 157, the Company’s interest rate swaps fall under Level 2 (Other Observable Inputs).

Note 6: Business Segments

The Company, located primarily in the southeastern United States, is a diversified communications company which has three operating segments: Publishing, Broadcast and Interactive Media. The Publishing Segment, the Company’s largest based on revenues, includes 24 daily newspapers and more than 250 weekly newspapers and other targeted publications. The Broadcast Segment consists of 18 network-affiliated broadcast television stations and a provider of equipment and studio design services. The Interactive Media Segment consists of all of the Company’s online enterprises and three interactive advertising services companies.

Management measures segment performance based on operating cash flow (operating income plus depreciation and amortization) as well as profit or loss from operations before interest, income taxes, and acquisition related amortization. Amortization of intangibles is not allocated to individual segments although the intangible assets themselves are included in identifiable assets for each segment. Intercompany sales are primarily accounted for as if the sales were at current market prices and are eliminated in the consolidated financial statements. Certain promotion in the Company’s newspapers and television stations on behalf of its new online shopping portal was based on incremental cost. The Company’s reportable segments, which are managed separately and contain operations that have been aggregated based on similar economic characteristics, are strategic business enterprises that provide distinct products and services using diverse technology and production processes.

(In thousands)	Publishing	Broadcast	Interactive Media	Eliminations	Total
2008
Consolidated revenues	$443,334	$324,689	$38,668	$(6,657)	$800,034

Segment operating cash flow	$61,512	$87,246	$(3,498)		$145,260
Allocated amounts:
Recovery on investments			14		14
Depreciation and amortization	(27,697)	(25,463)	(1,867)		(55,027)

Segment profit (loss)	$33,815	$61,783	$(5,351)		90,247

Unallocated amounts:
Interest expense					(43,449)
Impairment of and net loss on investments					(4,419)
Acquisition intangibles amortization					(13,670)
Corporate expense					(36,837)
Gain on fire insurance recovery					3,250
Goodwill and other asset impairment					(908,701)
Other					2,297

Consolidated loss from continuing operations before income taxes					$(911,282)

Segment assets	$464,405	$763,192	$27,808		$1,255,405
Corporate					66,966
Discontinued operations					11,881

Consolidated assets					$1,334,252

Segment capital expenditures	$18,382	$10,152	$396		$28,930
Corporate					2,084
Discontinued operations					503

Consolidated capital expenditures					$31,517

(In thousands)	Publishing	Broadcast	Interactive Media	Eliminations	Total
2007
Consolidated revenues	$531,506	$338,384	$35,883	$(6,997)	$898,776

Segment operating cash flow	$115,131	$87,582	$(815)		$201,898
Allocated amounts:
Net write-down of investments			(3,433)		(3,433)
Depreciation and amortization	(25,095)	(24,242)	(1,849)		(51,186)

Segment profit (loss)	$90,036	$63,340	$(6,097)		147,279

Unallocated amounts:
Interest expense					(59,577)
Equity in net loss of unconsolidated affiliates					(31,392)
Acquisition intangibles amortization					(17,003)
Corporate expense					(37,856)
Gain on fire insurance recovery					17,604
Other					(6,758)

Consolidated income from continuing operations before income taxes					$12,297

Segment assets	$968,436	$1,180,691	$12,021		$2,161,148
Corporate					202,960
Discontinued operations					106,958

Consolidated assets					$2,471,066

Segment capital expenditures	$34,933	$35,864	$1,316		$72,113
Corporate					4,010
Discontinued operations					2,019

Consolidated capital expenditures					$78,142

2006
Consolidated revenues	$587,758	$323,617	$27,050	$(6,594)	$931,831

Segment operating cash flow	$144,048	$111,694	$(1,615)		$254,127
Allocated amounts:
Write-down of investment			(700)		(700)
Depreciation and amortization	(24,876)	(18,493)	(1,477)		(44,846)

Segment profit (loss)	$119,172	$93,201	$(3,792)		208,581

Unallocated amounts:
Interest expense					(48,505)
Equity in net income of unconsolidated affiliates					10,598
Acquisition intangibles amortization					(16,233)
Corporate expense					(39,997)
Other					(15,713)

Consolidated income from continuing operations before income taxes					$98,731

Segment assets	$966,008	$1,175,752	$16,450		$2,158,210
Corporate					234,635
Discontinued operations					112,383

Consolidated assets					$2,505,228

Segment capital expenditures	$48,632	$29,341	$1,823		$79,796
Corporate					3,698
Discontinued operations					10,402

Consolidated capital expenditures					$93,896

Note 7: Taxes on Income

Significant components of income taxes from continuing operations are as follows:

(In thousands)	2008	2007	2006
Federal	$(13,312)	$(11,254)	$23,213
State	(2,197)	(2,059)	2,090

Current	(15,509)	(13,313)	25,303

Federal	(265,911)	13,432	8,298
State	(14,234)	2,857	2,878

Deferred	(280,145)	16,289	11,176
Valuation allowance	7,527	—	—

Income taxes	$(288,127)	$2,976	$36,479

Temporary differences, which gave rise to significant components of the Company’s deferred tax liabilities and assets at December 28, 2008, and December 30, 2007, are as follows:

(In thousands)	2008	2007
Deferred tax liabilities:
Difference between book and tax bases of intangible assets	$7,630	$303,252
Tax over book depreciation	71,526	87,346
Other	626	567

Total deferred tax liabilities	79,782	391,165

Deferred tax assets:
Employee benefits	(36,688)	(37,271)
Acquired net operating losses	(2,107)	(2,107)
Other comprehensive income items	(84,355)	(44,245)
Other	(4,270)	(5,908)

Total deferred tax assets	(127,420)	(89,531)

Net deferred tax (assets) liabilities	(47,638)	301,634
Valuation allowance	47,638	—
Deferred tax assets included in other current assets	—	9,954

Deferred tax liabilities	$—	$311,588

As of December 28, 2008, the Company established a valuation allowance against its entire net deferred tax asset of $47.6 million because cumulative pretax income in recent years was in an overall loss position primarily due to the current year impairment charges. The valuation allowance as of December 30, 2007 was zero. The majority ($40.1 million) of the valuation allowance was associated with deferred taxes on other comprehensive loss (OCL) items and therefore was recorded directly to the OCL component of Stockholders’ Equity. The remaining $7.5 million affected the Consolidated Statement of Operations. The Company believes that it is reasonably possible that this valuation allowance will be reduced significantly in the next year through normal amortization, creation of other deferred tax liabilities, and the economic stimulus proposals currently under consideration to extend and expand the NOL carry-back provisions.

Reconciliation of income taxes computed at the federal statutory tax rate to actual income tax expense from continuing operations is as follows:

(In thousands)	2008	2007	2006
Income taxes computed at federal statutory tax rate	$(318,949)	$4,304	$34,556
Increase (reduction) in income taxes resulting from:
Impairment writedown of non-deductible goodwill	32,956	—	—
State income taxes, net of federal income tax benefit	(10,680)	519	3,228
Increase in deferred tax valuation allowance	7,527	—	—
Other	1,019	(1,847)	(1,305)

Income taxes	$(288,127)	$2,976	$36,479

The Company paid income taxes of $1.6 million, $6.9 million and $27.1 million, respectively, net of refunds in 2008, 2007 and 2006.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007. The Company recognized an approximate $4.9 million net increase in the liability for uncertain tax positions, which was accounted for as a reduction of retained earnings, as of January 1, 2007. A reconciliation of the beginning and ending balances of the gross liability for uncertain tax positions is as follows:

(In thousands)
Balance at December 31, 2007	$15,421
Reductions based on tax positions related to the current year	(600)
Additions for tax positions for prior years	736
Reductions for tax positions for prior years	(586)

Balance at December 28, 2008	$14,971

The entire balance of the liability for uncertain tax positions would impact the effective rate (net of related asset for uncertain tax positions) if underlying tax positions were sustained or favorably settled. The Company recognizes interest and penalties accrued related to uncertain tax positions in the provision for income taxes. At December 28, 2008, the liability for uncertain tax positions included approximately $5.9 million of estimated interest and penalties.

For federal tax purposes, the Company’s tax returns have been audited or closed by statute through 2004 and remain subject to audit for years 2005 and beyond. The Company has various state income tax examinations ongoing and at varying stages of completion, but generally its state income tax returns have been audited or closed to audit through 2004.

Note 8: Common Stock and Stock Options

Holders of the Class A common stock are entitled to elect 30% of the Board of Directors and, with the holders of Class B common stock, also are entitled to vote on the reservation of shares for stock awards and on certain specified types of major corporate reorganizations or acquisitions. Class B common stock can be converted into Class A common stock on a share-for-share basis at the option of the holder. Both classes of common stock receive the same dividends per share.

Under the Company’s Long-Term Incentive Plan (LTIP), the Company has historically granted stock-based awards to key employees in the form of nonqualified stock options (Non-Qualified Stock Option Plan) and non-vested shares (Performance Accelerated Restricted Stock Plan (PARS)). At the Company’s 2006 Annual Meeting, amendments, including one allowing for additional shares to be made available for future awards, were not approved. Consequently, the Company did not grant additional stock options or PARS in 2007. The Company resumed this practice in 2008 after amendments to the LTIP were approved at the 2007 Annual Stockholder Meeting. In the first quarter of 2007 in order to maintain long-term compensation objectives for key employees, the Board adopted the Stock Appreciation Rights (SARs) Plan and approved grants of individual awards thereunder on January 31, 2007.

The LTIP is administered by the Compensation Committee and permits the grant of share options and shares to its employees. At December 28, 2008, a combined 1,412,522 shares remained available for grants of PARS (no more than 320,558) and stock options under the LTIP. Grant prices of stock options are equal to the fair market value of the underlying stock on the date of grant. Unless changed by the Compensation Committee, options are exercisable during the continued employment of the optionee but not for a period greater than ten years and not for a period greater than one year after termination of employment; they generally become exercisable at the rate of one-third each year from the date of grant. For awards granted prior to 2006, the optionee may exercise any option in full in the event of death or disability or upon retirement after at least ten years of service with the Company and after attaining age 55. For awards granted in 2006 and thereafter, the optionee must be 63 years of age, with ten years of service, and must be an employee on December 31 of the year of grant in order to be eligible to exercise an award upon retirement. The Company has options for approximately 60,000 shares outstanding under former plans with slightly different exercise terms.

The Company valued stock options granted in 2008 and 2006 using a binomial lattice valuation method. The volatility factor was estimated based on the Company’s historical volatility over the contractual term of the options. The Company also used historical data to derive the option’s expected life. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the date of grant. The dividend yield was predicated on the current annualized dividend payment and the average stock price over the year prior to the grant date. The key assumptions used to value stock options granted in 2008 and 2006 and the resulting grant date fair values are summarized below:

	2008	2006
Risk-free interest rate	3.31%	4.40%
Dividend yield	2.90%	1.40%
Volatility factor	29.00%	28.00%
Expected life (years)	6.50	6.60
Exercise price	$20.30	$49.66
Grant date fair value	$4.88	$15.50

The following is a summary of option activity for the year ended December 28, 2008:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)*	Aggregate Intrinsic Value
Outstanding-beginning of year	1,869	$54.54
Granted	600	20.30
Exercised	—	—
Forfeited or expired	(246)	49.31

Outstanding-end of year	2,223	$45.88	6.0	$—

Outstanding-end of year less estimated forfeitures	2,195	$46.17	6.0	$—

Exercisable-end of year	1,524	$55.03	4.7	$—

*	Excludes 900 options which are exercisable during the lifetime of the optionee and 61,000 options which are exercisable during the continued employment of the optionee and for a three-year period thereafter.

The Company recognized non-cash compensation expense related to stock options of approximately $3.3 million ($2.1 million after-tax), $3.4 million ($2.2 million after-tax), and $5.6 million ($3.6 million after-tax) for 2008, 2007 and 2006, respectively. As of December 28, 2008, there was $1.5 million of total unrecognized compensation cost related to stock options expected to be recognized over a weighted-average period of approximately 2 years.

As indicated earlier, the Company granted SARs in lieu of stock options in 2007. A SAR, which is settled in cash and designed to help align key employees’ interests with those of the Company’s stockholders, provides the grantee the ability to benefit from appreciation in the value of the Company’s Class A Common Stock. The amount realized upon exercise of a SAR is the difference between the fair market value of Class A Common Stock on the date of grant and the fair market value of Class A Common Stock on the date of exercise, subject to a maximum increase in value of 100%. SARs vest ratably over a three-year period from the date of grant and have a maximum five-year term. SARs vest immediately upon the grantee’s death or disability during employment or upon retirement after age 63 with ten years of service provided that the grantee is employed on December 31 of the year in which the SAR was granted. Upon termination of employment, the grantee has up to 12 months thereafter to exercise any vested SAR.

The Company granted 512,600 SARs with an exercise price of $40.01 in the first quarter of 2007 at a grant-date fair value of $8.79 using a binomial lattice valuation method. Each quarter, the Company records compensation expense or benefit ratably over the service period and adjusts for changes in the fair value of SARs. Due to the decline in the Company’s stock price since the grant date, the cumulative compensation cost related to SARs is nominal. However, stock prices approaching the exercise price would cause the compensation cost recognized to be higher due to the variable nature of expense under the SARs Plan.

Certain executives are eligible for Performance Accelerated Restricted Stock (PARS), which vests over a ten-year period. If certain earnings targets are achieved (as defined in the plan) vesting may accelerate to either a three, five or seven year period. The recipient of PARS must remain employed by the Company during the vesting period. PARS is awarded at the fair value of Class A shares on the date of the grant. All restrictions on PARS granted prior to 1999 have been released. The following is a summary of PARS activity for the year ended December 28, 2008:

(In thousands, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value
Nonvested balance - beginning of year	441	$56.24
Granted	245	20.30
Restrictions released	(104)	53.15
Forfeited	(74)	50.04

Nonvested balance - end of year	508	$40.42

As of the end of 2008, there was $9.4 million of total unrecognized compensation cost related to PARS under the LTIP; that cost is expected to be recognized over a weighted-average period of approximately 6.8 years. The amount recorded as expense in 2008, 2007 and 2006, was $2 million ($1.3 million after-tax), $1.8 million ($1.5 million after-tax), and $2.6 million ($2.2 million after-tax), respectively. During 2008, 103,873 PARS with a fair value of $1.4 million had restrictions released upon the retirement of a participant.

The Company has maintained a Supplemental 401(k) Plan (the Plan) for many years which allows certain employees to defer salary and obtain Company match where federal regulations would otherwise limit those amounts. The Company is the primary beneficiary of the variable interest entity that holds the Plan’s investments and consolidates the Plan accordingly. With certain 2008 amendments to the Plan, participants will now receive cash payments upon termination of employment, and participants age 55 and above can now choose from a range of investment options including the Company’s Class A common stock fund. The Plan’s liability ($.4 million at December 28, 2008) to participants is adjusted to its fair value each reporting period. The Plan’s investments ($.2 million at December 28, 2008), other than its Class A common stock fund, are considered trading securities, reported as assets, and are adjusted to fair value each reporting period. Investments in the Class A common stock fund are measured at historical cost and are recorded as a reduction of additional paid-in capital. Consequently, fluctuations in the Company’s stock price will have an impact on the Company’s net income when the liability is adjusted to fair value and the common stock fund remains at historical cost. The Company recognized a benefit of $1.7 million ($1.1 million after-tax) in 2008 under the Plan due to the decrease in the Company’s stock price. The Company has suspended the match on the Plan from April 1, 2009 through December 31, 2009.

Each member of the Board of Directors that is neither an employee nor a former employee of the Company (an Outside Director) participates in the Directors’ Deferred Compensation Plan. The plan provides that each Outside Director shall receive half of his or her annual compensation for services to the Board in the form of Deferred Stock Units (DSU); each Outside Director additionally may elect to receive the balance of his or her compensation in either cash, DSU, or a split between cash and DSU. Other than dividend credits, deferred stock units do not entitle Outside Directors to any rights due to a holder of common stock. DSU account balances may be settled after the Outside Director’s retirement date by a cash lump-sum payment, a single distribution of common stock, or annual installments of either cash or common stock over a period of up to ten years. The Company records expense annually based on the amount of compensation paid to each director as well as recording an adjustment for changes in fair value of DSU. In 2008, 2007, and 2006, the Company recognized benefits of $1 million ($.6 million after-tax), $.5 million ($0.3 million after-tax), and $.4 million ($.2 million after-tax), respectively, under the plan due to the decrease in fair value of DSU.

Because both the Supplemental 401(k) Plan and the Director’s Deferred Compensation Plan were designed to align the interest of participants with those of shareholders, fluctuations in stock price have an effect on the expense recognized by the Company. Each $1 change in the Company’s stock price as of December 28, 2008 would have adjusted the Company’s pretax income by approximately $.3 million.

In the second quarter of 2007, the Company entered into an accelerated share repurchase program with an investment bank. Under this program, the investment bank delivered 1.5 million shares of Class A Common Stock to the Company for approximately $57 million ($38.10 per share). Those shares were immediately retired and accounted for as a reduction of stockholders’ equity. The share repurchase was funded with borrowings under the Company’s existing credit agreements. As part of the transaction, the Company entered into a forward contract with the investment bank. The forward contract was settled in the third quarter and included a price adjustment based on the volume weighted-average price of the Company’s Class A Common Stock, as defined in the agreement. After this adjustment, the final share repurchase totaled $48.7 million ($32.48 per share).

Note 9: Retirement Plans

The Company has a funded, qualified non-contributory defined benefit retirement plan which covers substantially all employees hired before January 1, 2007, and non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage available to certain executives. The Company also has a retiree medical savings account (established as of the beginning of 2007) which reimburses eligible employees who retire from the Company for certain medical expenses. In addition, the Company also has an unfunded plan that provides certain health and life insurance benefits to retired employees who were hired prior to 1992. The previously mentioned plans are collectively referred to as the “Plans.” The measurement date for the Plans is the Company’s fiscal year end.

In 2006, the Company redesigned its defined benefit and defined contribution retirement plans effective January 1, 2007, and added certain new employee benefit programs. These changes reduced the volatility of future pension expense while continuing to provide competitive retirement benefits to employees. The changes included freezing the service accrual in the current defined benefit retirement plan for existing employees (while closing this plan to new employees), increasing the maximum Company match in the current 401(k) defined contribution plan to 5% from 4% of an employee’s earnings, adding a profit sharing component to the 401(k) plan, and establishing a retiree medical savings account.

Benefit Obligations

The following table provides a reconciliation of the changes in the Plans’ benefit obligations for the years ended December 28, 2008, and December 30, 2007:

	Pension Benefits		Other Benefits
(In thousands)	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$408,293	$437,267	$47,748	$50,995
Service cost	944	1,096	415	491
Interest cost	26,125	24,995	3,011	2,943
Participant contributions	—	—	1,454	1,121
Plan amendments	—	(18)	—	2,189
Actuarial (gain) loss	258	(38,239)	(7,008)	(6,828)
Benefit payments, net of subsidy	(18,065)	(16,808)	(4,068)	(3,163)

Benefit obligation at end of year	$417,555	$408,293	$41,552	$47,748

The accumulated benefit obligation at the end of 2008 and 2007 was $368 million and $349 million, respectively. The Company’s policy is to fund benefits under the supplemental executive retirement, excess, and all postretirement benefits plans as claims and premiums are paid. As of December 28, 2008 and December 30, 2007, the benefit obligation related to the supplemental executive retirement and ERISA excess plans included in the preceding table was $48.6 million and $46.4 million, respectively.

The Plans’ benefit obligations were determined using the following assumptions:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Discount rate	6.50%	6.50%	6.50%	6.50%
Compensation increase rate	4.00	4.00	4.00	4.00

A 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2008 (9.5% for 2007). This rate was assumed to decrease gradually each year to a rate of 5% in 2015 and remain at that level thereafter. These rates have an effect on the amounts reported for the Company’s postretirement obligations. A one-percentage point increase or decrease in the assumed health care trend rates would change the Company’s accumulated postretirement benefit obligation by approximately $800 thousand, and the Company’s net periodic cost by less than $100 thousand.

Plan Assets

The following table provides a reconciliation of the changes in the fair value of the Plans’ assets for the years ended December 28, 2008, and December 30, 2007:

	Pension Benefits		Other Benefits
(In thousands)	2008	2007	2008	2007
Change in plan assets:
Fair value of plan assets at beginning of year	$308,408	$297,622	$—	$—
Actual return on plan assets	(93,105)	25,860	—	—
Employer contributions	11,811	1,734	2,963	2,524
Participant contributions	—	—	1,454	1,121
Benefit payments	(18,065)	(16,808)	(4,417)	(3,645)

Fair value of plan assets at end of year	$209,049	$308,408	$—	$—

The asset allocation for the Company’s funded retirement plan at the end of 2008 and 2007, and the asset allocation range for 2009, by asset category, are as follows:

	Asset Allocation Range	Percentage of Plan Assets at Year End
Asset Category	2009	2008	2007
Equity securities	45%-75%	64%	73%
Fixed income securities	25%-45%	36%	27%

Total		100%	100%

As plan sponsor of the funded retirement plan, the Company’s investment strategy is to achieve a rate of return on the plan’s assets that, over the long-term, will fund the plan’s benefit payments and will provide for other required amounts in a manner that satisfies all fiduciary responsibilities. A determinant of the plan’s returns is the asset allocation policy. The Company’s investment policy provides absolute ranges (45%-75% equity, 25%-45% fixed income) for the plan’s long-term asset mix. The Company periodically (at least annually) reviews and rebalances the asset mix if necessary. The Company also reviews the plan’s overall asset allocation to determine the proper balance of securities by market capitalization, value or growth, U.S., international or global, or the addition of other asset classes. Periodically, the Company evaluates each investment manager to determine if that manager has performed satisfactorily when compared to the defined objectives, similarly invested portfolios, and specific market indices.

Funded Status

The following table provides a statement of the funded status of the Plans at December 28, 2008, and December 30, 2007:

	Pension Benefits		Other Benefits
(In thousands)	2008	2007	2008	2007
Amounts recorded in the balance sheet:
Current liabilities	$(1,735)	$(1,660)	$(2,652)	$(3,466)
Noncurrent liabilities	(206,771)	(98,225)	(38,900)	(44,282)

Net amount recognized	$(208,506)	$(99,885)	$(41,552)	$(47,748)

The following table provides a reconciliation of the Company’s accumulated other comprehensive income prior to any deferred tax effects:

	Pension Benefits			Other Benefits
(In thousands)	Net actuarial loss	Prior service (credit) cost	Total	Net actuarial gain	Prior service (credit) cost	Total
December 30, 2007	$95,937	$(224)	$95,713	$(6,741)	$15,269	$8,528
Current year change	113,735	54	113,789	(6,632)	(1,721)	(8,353)

December 28, 2008	$209,672	$(170)	$209,502	$(13,373)	$13,548	$175

The Company anticipates recognizing $6.5 million of actuarial loss and $1.7 million of prior service cost, both of which are currently in accumulated other comprehensive income, as a component of its net periodic cost in 2009.

Expected Cash Flows

The following table includes amounts that are expected to be contributed to the Plans by the Company and amounts the Company expects to receive in Medicare subsidy payments. It reflects benefit payments that are made from the Plans’ assets as well as those made directly from the Company’s assets and includes the participants’ share of the costs, which is funded by participant contributions. The amounts in the table are actuarially determined and reflect the Company’s best estimate given its current knowledge; actual amounts could be materially different.

(In thousands)	Pension Benefits	Other Benefits	Medicare Subsidy Receipts
Employer Contributions
2009 (expectation) to participant benefits	$16,735	$2,737	$—
Expected Benefit Payments / Receipts
2009	18,297	3,140	(403)
2010	19,236	3,254	(411)
2011	20,722	3,510	(416)
2012	22,253	3,831	(422)
2013	23,885	4,183	(433)
2014-2018	139,829	21,640	(2,358)

Net Periodic Cost

The following table provides the components of net periodic benefit cost for the Plans for fiscal years 2008, 2007, and 2006:

	Pension Benefits			Other Benefits
(In thousands)	2008	2007	2006	2008	2007	2006
Service cost	$944	$1,096	$14,535	$415	$491	$396
Interest cost	26,125	24,995	25,235	3,011	2,943	2,559
Expected return on plan assets	(25,898)	(24,808)	(25,306)	—	—	—
Amortization of prior-service (credit) cost	(53)	(53)	11	1,721	1,721	1,182
Amortization of net loss (gain)	5,525	8,296	7,412	(377)	(74)	—
Curtailment loss	—	—	497	—	—	—

Net periodic benefit cost	$6,643	$9,526	$22,384	$4,770	$5,081	$4,137

The net periodic costs for the Company’s pension and other benefit plans were determined using the following assumptions:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Discount rate	6.50%	6.00%	6.50%	6.00%
Expected return on plan assets	8.50	8.50	—	—
Compensation increase rate	4.00	4.00	4.00	4.00

The reasonableness of the expected return on the funded retirement plan assets was determined by four separate analyses: 1) review of 10 years of historical data of portfolios with similar asset allocation characteristics done by a third party, 2) analysis of 20 years of historical performance assuming the current portfolio mix and investment manager structure done by a third party, 3) review of the Company’s actual portfolio performance over the past five years, and 4) projected portfolio performance for 10 years, assuming the plan’s asset allocation range, done by a third party. Net periodic costs for 2009 will use a discount rate of 6.5%, an expected rate of return on plan assets of 8.25%, and a compensation increase rate of 4%.

The Company also sponsors a 401(k) plan covering substantially all employees under which the Company matches 100% of participant pretax contributions up to a maximum of 5% of the employee’s salary. Eligible account balances may be rolled over from a prior employer’s qualified plan. Contributions charged to expense under the plan were $10.3 million, $16.4 million (including profit sharing) and $8.7 million in 2008, 2007 and 2006, respectively. The Company has suspended this match from April 1, 2009 through December 31, 2009.

Note 10: Earnings Per Share

The following chart is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for income from continuing operations as presented in the Consolidated Statements of Operations. At December 28, 2008, there were approximately 100,000 securities that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period presented.

	2008			2007			2006
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income from continuing operations available to common stockholders	$(623,155)	22,113	$(28.18)	$9,321	22,656	$0.41	$62,252	23,597	$2.64

Effect of Dilutive Securities
Restricted stock and other	—	—		(58)	171		(54)	187

Diluted EPS
Income from continuing operations available to common stockholders plus assumed conversions	$(623,155)	22,113	$(28.18)	$9,263	22,827	$0.41	$62,198	23,784	$2.61

Note 11: Commitments, Contingencies and Other

Broadcast film rights

Over the next six years the Company is committed to purchase approximately $35.4 million of program rights that currently are not available for broadcast, including programs not yet produced. If such programs are not produced, the Company’s commitment would expire without obligation.

Capital commitments

The Company currently has several projects underway including the replacement of a centralized traffic system in its Broadcast Division, as well as upgrading certain press equipment in the Publishing Division. Remaining commitments on these projects at December 28, 2008, totaled approximately $6 million.

Lease obligations

The Company rents certain facilities and equipment under operating leases. These leases extend for varying periods of time ranging from one year to more than twenty years and in many cases contain renewal options. Total rental expense from continuing operations amounted to $9.1 million in 2008 and 2007, and $7.9 million in 2006. Minimum rental commitments for continuing operations under operating leases with noncancelable terms in excess of one year are as follows: 2009 – $6.9 million; 2010 – $6.1 million; 2011 – $4.8 million; 2012 – $3.5 million; 2013 – $1.8 million; subsequent years – $8.1 million.

Interest

In 2008, 2007 and 2006, the Company’s interest expense related to continuing operations was $43.4 million (net of $.2 million capitalized), $59.6 million (net of $1.4 million capitalized) and $48.5 million (net of $1 million capitalized), respectively. Interest paid for all operations during 2008, 2007 and 2006, net of amounts capitalized, was $41.3 million, $58.3 million and $48.4 million, respectively.

Other current assets

Other current assets included program rights of $15.4 million and $14.3 million at December 28, 2008, and December 30, 2007, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(In thousands)	2008	2007
Payroll and employee benefits	$29,367	$34,416
Unearned revenue	20,868	21,244
Fire damage repair costs received in advance (see below)	1,330	14,428
Program rights	14,876	13,673
Other	19,911	18,056

Total	$86,352	$101,817

Insurance Recovery

In the second quarter of 2007, one of three presses at the Company’s Richmond Times-Dispatch printing facility caught fire; damage to the remainder of the facility was minimal and the remaining presses were back in operation the next day. In the fourth quarter of 2007, the Company reached a settlement with the insurance company and received cash of $47.7 million which covered the damaged press as well as the Company’s clean-up and repair costs. A portion of that settlement related to repair and clean-up costs in subsequent years. In 2007, the Company wrote off the net book value of the destroyed equipment totaling $10.2 million and recorded a gain of $17.6 million due to the insured value of the property exceeding its net book value. In 2008, the Company identified a more cost-effective method to clean the equipment and remediate the facility than previously anticipated, and consequently, recorded pretax gains of $3.3 million related to the insurance settlement. Gains in both years were recorded on the Statements of Operations in the line item “Gain on fire insurance recovery.”

Other

The FCC has mandated a reallocation of a portion of the broadcast spectrum to others, including Sprint/Nextel. According to the FCC order, broadcasters must surrender their old equipment to prevent interference within a narrowed broadcasting frequency range. In exchange for the relinquished equipment, Sprint/Nextel has been providing broadcasters with new digital equipment and reimbursing associated out-of-pocket expenses. Over the next year, Sprint/Nextel will continue to provide the Company with new equipment which is capable of meeting the narrowed broadcasting frequency criteria. The Company recorded gains of $5.2 million in 2008 and $.9 million in 2007 in the line item “Selling, general and administrative” on the Consolidated Statements of Operations and anticipates recording additional gains approaching $2.5 million in total over the next year relating to the new equipment.

As the Company reduced its workforce, severance costs of $10.9 million, $3 million, and $1 million were included in operating expenses for 2008, 2007, and 2006, respectively.

Quarterly Review

(Unaudited, in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Revenues	$194,464	$204,880	$193,705	$206,985
Operating income (loss)	(4,347)	(768,209)	17,913	(109,750)
Income (loss) from continuing operations	(9,812)	(533,457)	5,774	(85,660)
Income from discontinued operations	857	1,245	373	126
Net loss related to divestiture of discontinued operations	(11,300)	—	—	—
Net income (loss)	(20,255)	(532,212)	6,147	(85,534)
Income (loss) per share from continuing operations	(0.44)	(24.17)	0.26	(3.86)
Income (loss) per share from continuing operations - assuming dilution	(0.44)	(24.17)	0.26	(3.86)
Net income (loss) per share	(0.91)	(24.11)	0.28	(3.86)
Net income (loss) per share - assuming dilution	(0.91)	(24.11)	0.28	(3.86)

2007
Revenues	$218,264	$228,215	$217,307	$234,990
Operating income	6,608	23,813	23,168	51,984
Income (loss) from continuing operations	(6,553)	4,312	1,627	9,935
Income from discontinued operations	49	808	855	1,654
Net loss related to divestiture of discontinued operations	—	—	—	(2,000)
Net income (loss)	(6,504)	5,120	2,482	9,589
Income (loss) per share from continuing operations	(0.27)	0.19	0.07	0.45
Income (loss) per share from continuing operations - assuming dilution	(0.27)	0.19	0.07	0.45
Net income (loss) per share	(0.27)	0.23	0.11	0.43
Net income (loss) per share - assuming dilution	(0.27)	0.22	0.11	0.43

*	In the second quarter of 2008, the Company performed an interim impairment assessment of its intangible assets that resulted in an impairment charge of $532.1 million (net of income tax benefit of $249.6 million) being recorded in that quarter. In the fourth quarter of 2008, the Company performed another impairment test that resulted in an additional impairment charge of $83.1 million (net of income tax benefit of $47.3 million) being recorded in that quarter.

*	In 2008, the Company sold four of its five television stations that were classified as held for sale. In the first quarter of 2008 and in the fourth quarter of 2007, the Company recorded after-tax losses of $11.3 million and $2 million, respectively, related to these divestitures. All prior periods have been restated to reflect these items as discontinued operations.

Schedule II - Valuation and Qualifying Accounts and Reserves

Fiscal Years Ended December 28, 2008, December 30, 2007, and December 31, 2006

(in thousands)	Balance at beginning of period (a)	Additions charged to expense-net (a)	Additions charged to other comprehensive loss	Deductions net (a)	Transfers (b)	Balance at end of period (a)
2008
Allowance for doubtful accounts	$5,995	$7,864	$—	$(9,017)	$1,130	$5,972

Deferred tax asset valuation allowance (c)	$—	$7,527	$40,111	$—	$—	$47,638

2007
Allowance for doubtful accounts	$6,438	$5,960	$—	$(6,434)	$31	$5,995

2006
Allowance for doubtful accounts	$5,755	$5,829	$—	$(5,320)	$174	$6,438

(a)	Amounts presented for continuing operations for all periods.

(b)	Amounts associated with acquisitions of businesses.

(c)	The Company established a valuation allowance against its entire net deferred tax asset in 2008 (see Note 7 of the audited financial statements).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Reports on Internal Control Over Financial Reporting

The Company’s attestation report on internal control over financial reporting as of December 28, 2008, and the independent registered public accounting firm’s report on internal control over financial reporting as of December 28, 2008, are included in Item 8 of this Form 10-K on pages 18 and 19.

Change in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 28, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the first quarter of 2009, the Company completed the installation of a new advertising and traffic system at its largest Broadcast station which replaces an existing system and allows for upgraded information system capabilities. The new system will be rolled out to the Company’s remaining Broadcast stations throughout 2009.

Item 9B.	Other Information

The Board of Directors of Media General, Inc., approved and adopted By-laws, Amended and Restated as of February 24, 2009, to shift the age limitations for Directors to the Principles of Corporate Governance. A copy of the By-laws, Amended and Restated as of February 24, 2009, is filed as Exhibit 3(ii) to this Form 10-K. A copy of the revised Principles of Corporate Governance is available on the Company’s Web site, www.mediageneral.com. The amendments allow for a non-employee Director to serve beyond the age of 72 if the Board makes an annual determination that it is in the best interest of the Company.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 23, 2009, with respect to directors, executive officers, Code of Business Conduct and Ethics, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, except as to certain information regarding executive officers included in Part I of this Form 10-K.

Item 11.	Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement of the Annual Meeting of Stockholders on April 23, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Company’s definitive proxy statement of the Annual Meeting of Stockholders on April 23, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement of the Annual Meeting of Stockholders on April 23, 2009.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference from the Company’s definitive proxy statement of the Annual Meeting of Stockholders on April 23, 2009.

PART IV

Item 15. Exhibits and Financial Statement Schedules			Form 10-K Page

1	Financial Statements

	As listed in the Index in “Item 8 - Financial Statements and Supplementary Data.”		17

2	Financial Statement Schedules

	II –	Valuation and qualifying accounts and reserves for the fiscal years ended December 28, 2008, December 30, 2007, and December 31, 2006	41

		Financial statements for SP Newsprint Co., (former unconsolidated affiliate) for each of the three-years ended December 30, 2007, incorporated by reference to Item 15 of Form 10-K for the fiscal year ended December 30, 2007.

		Schedules other than Schedule II, listed above, are omitted since they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

3		Exhibits

Index to Exhibits

Exhibit Number	Description

2.1	Stock and Asset Purchase Agreement, dated April 6, 2006, by and among Outlet Broadcasting, Inc., NBC Sub (WCMH), LLC, Birmingham Broadcasting (WVTM-TV), Inc., NBC WVTM License Company, NBC WNCN License Company, NBC WCMH License Company, NBC WJAR License Company, NBC Universal, Inc., and Media General, Inc., incorporated by reference to Exhibit 2.1 of Form 8-K filed on April 10, 2006.

2.2	First Amendment, dated June 26, 2006, to Stock and Asset Purchase Agreement dated April 6, 2006, by and among Outlet Broadcasting, Inc., NBC Sub (WCMH), LLC, Birmingham Broadcasting (WVTM-TV), Inc., NBC WVTM License Company, NBC WNCN License Company, NBC WCMH License Company, NBC WJAR License Company, NBC Universal, Inc., and Media General, Inc., incorporated by reference to Exhibit 2.1 of Form 8-K filed on June 27, 2006.

3 (i)	Articles of Incorporation of Media General, Inc., amended and restated as of May 28, 2004, incorporated by reference to Exhibit 3(i) of Form 10-Q for the fiscal period ended June 27, 2004.

3 (ii)	Bylaws of Media General, Inc., amended and restated as of February 24, 2009.

10.1	Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 2.2 of Registration Statement 2-56905.

10.2	Additional Form of Option to be granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 2 to Post-Effective Amendment No. 3 Registration Statement 2-56905.

10.3	Addendum dated January 1984, to Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.13 of Form 10-K for the fiscal year ended December 31, 1983.

10.4	Addendum dated June 19, 1992, to Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.15 of Form 10-K for the fiscal year ended December 27, 1992.

10.5	Addendum dated June 19, 1992, to Form of Option granted under the 1987 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.20 of Form 10-K for the fiscal year ended December 27, 1992.

10.6	Shareholders Agreement, dated May 28, 1987, between Mary Tennant Bryan, Florence Bryan Wisner, J. Stewart Bryan III, and as trustees under D. Tennant Bryan Media Trust, and Media General, Inc., D. Tennant Bryan and J. Stewart Bryan III, incorporated by reference to Exhibit 10.50 of Form 10-K for the fiscal year ended December 31, 1987.

10.7	Media General, Inc., Supplemental 401(K) Plan, amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.01 of Form 8-K filed on February 6, 2008.

10.8	Media General, Inc., Executive Supplemental Retirement Plan, amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.07 of Form 8-K filed on February 6, 2008.

10.9	Deferred Income Plan for Selected Key Executives of Media General, Inc., and form of Deferred Compensation Agreement thereunder dated as of December 1, 1984, incorporated by reference to Exhibit 10.29 of Form 10-K for the fiscal year ended December 31, 1989.

10.10	Media General, Inc., Management Performance Award Program, adopted November 16, 1990, and effective January 1, 1991, incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended December 29, 1991.

10.11	Media General, Inc., Deferred Compensation Plan, amended and restated as of January 1, 2008, incorporated by reference to Exhibit 10.04 of Form 8-K filed on February 6, 2008.

10.12	Media General, Inc., ERISA Excess Benefits Plan, amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.06 of Form 8-K filed on February 6, 2008.

10.13	Media General, Inc., 1995 Long-Term Incentive Plan, amended and restated as of April 26, 2007, incorporated by reference to Exhibit 10.13 of Form 10-K for the fiscal year ended December 30, 2007.

10.14	Media General, Inc., 1996 Employee Non-Qualified Stock Option Plan, amended as of December 31, 2001, incorporated by reference to Exhibit 10.14 of Form 10-K for the fiscal year ended December 26, 2004.

10.15	Media General, Inc., 1997 Employee Restricted Stock Plan, amended as of December 31, 2001, incorporated by reference to Exhibit 10.15 of Form 10-K for the fiscal year ended December 26, 2004.

10.16	Media General, Inc., Directors’ Deferred Compensation Plan, amended and restated as of November 16, 2001, incorporated by reference to Exhibit 10.16 of Form 10-K for the fiscal year ended December 26, 2004.

10.17	Form of an executive life insurance agreement between the Company and certain executive officers (who were participants on or before November 19, 2007), incorporated by reference to exhibit 10.17 of Form 10-K for the fiscal year ended December 29, 2002.

10.18	Media General, Inc., Executive Automobile Program, incorporated by reference to Exhibit 10.18 of Form 10-K for the fiscal year ended December 26, 2004.

10.19	Media General, Inc., Executive Financial Planning and Income Tax Program, amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.08 of Form 8-K filed on February 6, 2008.

10.20	Media General, Inc., Executive Health Program adopted November 22, 2004, incorporated by reference to Exhibit 10.20 of Form 10-K for the fiscal year ended December 26, 2004.

10.21	Media General, Inc., Stock Appreciation Rights Plan adopted January 31, 2007, incorporated by reference to Exhibit 10.01 of Form 8-K filed on February 5, 2007.

10.22	Media General, Inc., Form of Stock Appreciation Rights Agreement (select executives) granted under Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.02 of Form 8-K filed on February 5, 2007.

10.23	Media General, Inc., Form of Stock Appreciation Rights Agreement (other recipients) granted under Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.03 of Form 8-K filed on February 5, 2007.

10.24	Media General, Inc., Supplemental Profit Sharing Plan, effective as of January 1, 2007, incorporated by reference to Exhibit 10.02 of Form 8-K filed on February 6, 2008.

10.25	Media General, Inc., Retirement Transition Planning Program, effective January 1, 2008, incorporated by reference to Exhibit 10.09 of Form 8-K filed on February 6, 2008.

10.26	Form of an executive life insurance agreement between the Company and certain executive officers (who become participants subsequent to November 19, 2007), incorporated by reference to Exhibit 10.03 of Form 8-K filed on February 6, 2008.

10.27	Amendment to form of Deferred Compensation Agreement dated as of December 1, 1984, incorporated by reference to Exhibit 10.05 of Form 8-K filed on February 6, 2008.

10.28	Amended and Restated Newsprint Purchase Contract dated January 18, 2008, among SP Newsprint Company and Media General Operations, Inc., incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ending March 30, 2008.

10.29	Television affiliation letter agreement, dated April 16, 2001, between Media General Broadcast Group and the NBC Television Network incorporated by reference to Exhibit 10.24 of Form 10-K for the fiscal year ended December 30, 2001.

10.30	Amended and Restated Credit Agreement, dated March 14, 2005, among Media General, Inc., and various lenders, incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 14, 2005.

10.31	First Amendment to Amended and Restated Credit Agreement, dated May 31, 2006, among Media General, Inc., and various lenders, incorporated by reference to Exhibit 10 of Form 8-K filed on June 12, 2006.

10.32	Second Amendment to Amended and Restated Credit Agreement, dated October 19, 2007, and various lenders, incorporated by reference to Exhibit 10.2 of Form 8-K filed on October 22, 2007.

10.33	Third Amendment to the Amended and Restated Credit Agreement, as of December 19, 2008, and various lenders, incorporated by reference to Exhibit 10.2 of Form 8-K filed on December 19, 2008.

10.34	Credit Agreement, dated August 8, 2006, among Media General, Inc., and various lenders, incorporated by reference to Exhibit 10 of Form 8-K filed on August 10, 2006.

10.35	First Amendment to Credit Agreement, dated October 18, 2007, and various lenders, incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 22, 2007.

10.36	Second Amendment to Credit Agreement, as of December 19, 2008, among Media General, Inc., and various lenders, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 19, 2008.

21	List of subsidiaries of the registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

Note: Exhibits 10.1-10.27 are management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA GENERAL, INC.
Date: February 24, 2009

/s/ Marshall N. Morton
Marshall N. Morton, President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Stewart Bryan III J. Stewart Bryan III	Chairman	February 24, 2009

/s/ O. Reid Ashe, Jr. O. Reid Ashe, Jr.	Executive Vice President, Chief Operating Officer and Director	February 24, 2009

/s/ John A. Schauss John A. Schauss	Vice President – Finance and Chief Financial Officer	February 24, 2009

/s/ Stephen Y. Dickinson Stephen Y. Dickinson	Controller and Chief Accounting Officer	February 24, 2009

/s/ Diana F. Cantor Diana F. Cantor	Director	February 24, 2009

/s/ Eugene I. Davis Eugene I. Davis	Director	February 24, 2009

/s/ F. Jack Liebau, Jr. F. Jack Liebau, Jr.	Director	February 24, 2009

/s/ Thompson L. Rankin Thompson L. Rankin	Director	February 24, 2009

/s/ Rodney A. Smolla Rodney A. Smolla	Director	February 24, 2009

/s/ J. Daniel Sullivan J. Daniel Sullivan	Director	February 24, 2009

/s/ Walter E. Williams Walter E. Williams	Director	February 24, 2009

/s/ Coleman Wortham III Coleman Wortham III	Director	February 24, 2009