Form 10-Q
period 2009-03-29
MEDIA GENERAL INC
filed 2009-05-07
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 3, 2009.

Class A Common shares:	22,281,448
Class B Common shares:	551,881

MEDIA GENERAL, INC.

FORM 10-Q REPORT

March 29, 2009

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(000’s except shares)

	March 29, 2009	December 28, 2008
ASSETS

Current assets:
Cash and cash equivalents	$8,506	$7,142
Accounts receivable - net	84,017	102,583
Inventories	10,324	12,035
Other	29,837	38,888
Assets of discontinued operations	11,407	11,881

Total current assets	144,091	172,529

Other assets	42,471	41,308

Property, plant and equipment - net	444,599	453,679

FCC licenses and other intangibles - net	243,467	245,266

Excess of cost over fair value of net identifiable assets of acquired businesses	421,318	421,470

	$1,295,946	$1,334,252

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(000’s except shares and per share data)

	March 29, 2009	December 28, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$30,293	$41,378
Accrued expenses and other liabilities	80,754	86,352
Liabilities of discontinued operations	2,814	2,969

Total current liabilities	113,861	130,699

Long-term debt	730,092	730,049

Retirement, post-retirement and post-employment plans	252,878	251,175

Other liabilities and deferred credits	63,336	67,102

Stockholders’ equity:
Preferred stock ($5 cumulative convertible), par value $5 per share, authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 22,239,337 and 22,250,130 shares	111,197	111,251
Class B, authorized 600,000 shares; issued 551,881 shares	2,759	2,759
Additional paid-in capital	22,169	21,934
Accumulated other comprehensive loss	(186,515)	(188,139)
Retained earnings	186,169	207,422

Total stockholders’ equity	135,779	155,227

	$1,295,946	$1,334,252

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(000’s except for per share data)

	Three Months Ended
	March 29, 2009	March 30, 2008
Revenues	$159,481	$194,464
Operating costs:
Production	84,420	98,048
Selling, general and administrative	71,482	82,433
Depreciation and amortization	15,322	18,330

Total operating costs	171,224	198,811

Operating loss	(11,743)	(4,347)

Other income (expense):
Interest expense	(9,972)	(12,289)
Investment loss - unconsolidated affiliate	—	(21)
Other, net	243	208

Total other expense	(9,729)	(12,102)

Loss from continuing operations before income taxes	(21,472)	(16,449)
Income tax benefit	—	(6,637)

Loss from continuing operations	(21,472)	(9,812)
Discontinued operations
Income from discontinued operations (net of taxes)	219	857
Loss related to divestiture of operations (net of taxes)	—	(11,300)

Net loss	$(21,253)	$(20,255)

Loss per common share:
Loss from continuing operations	$(0.97)	$(0.45)
Discontinued operations	0.01	(0.47)

Net loss	$(0.96)	$(0.92)

Loss per common share - assuming dilution:
Loss from continuing operations	$(0.97)	$(0.45)
Discontinued operations	0.01	(0.47)

Net loss	$(0.96)	$(0.92)

Dividends paid per common share	$—	$0.23

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(000’s)

	Three Months Ended
	March 29, 2009	March 30, 2008
Operating activities:
Net loss	$(21,253)	$(20,255)
Adjustments to reconcile net loss:
Depreciation and amortization	15,322	18,709
Deferred income taxes	—	4,974
Investment loss - unconsolidated affiliate	—	21
Net loss related to divestiture of operations	—	11,300
Change in assets and liabilities:
Accounts receivable and inventories	20,384	28,610
Accounts payable, accrued expenses, and other liabilities	(11,481)	4,735
Income taxes refundable	216	(10,774)
Other, net	(2,739)	(1,789)

Net cash provided by operating activities	449	35,531

Investing activities:
Capital expenditures	(4,133)	(7,959)
Collection of receivable note	5,000	—
Other, net	21	(301)

Net cash provided (used) by investing activities	888	(8,260)

Financing activities:
Increase in debt	79,500	96,000
Payment of debt	(79,457)	(119,006)
Dividends paid	—	(5,257)
Other, net	(16)	54

Net cash provided (used) by financing activities	27	(28,209)

Net increase (decrease) in cash and cash equivalents	1,364	(938)
Cash and cash equivalents at beginning of period	7,142	14,214

Cash and cash equivalents at end of period	$8,506	$13,276

See accompanying notes.

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included.

2. Inventories are principally raw materials (primarily newsprint).

3. In the first quarter of 2008, the Company had five held-for-sale television stations which were classified as discontinued operations. During 2008, the Company completed the sale of four of those TV stations in three transactions: WTVQ in Lexington, Kentucky; WMBB in Panama City, Florida, along with KALB/NALB in Alexandria, Louisiana; and WNEG in Toccoa, Georgia. The Company recognized an after-tax loss of $11.3 million in the first quarter of 2008 related to these divestitures. Subsequent to the end of the first quarter of 2009, the Company completed the sale of WCWJ in Jacksonville, Florida, and expects to record a gain in the second quarter. Results of discontinued operations are presented below for the first quarter of 2009 and 2008:

	Quarter Ended
(In thousands)	March 29, 2009	March 30, 2008
Revenues	$1,929	$8,841
Costs and expense	1,710	7,437

Income before income taxes	219	1,404
Income taxes	—	547

Income from discontinued operations	$219	$857

4. The following table sets forth, by level within the fair value hierarchy, the assets and liabilities measured at fair value on a recurring basis on the Company’s balance sheet at March 29, 2009:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)
Assets
Trading securities	$247	$—

Liabilities
Interest rate swaps	—	21,100

Fair value of interest rate swaps is based on a discounted cash flow analysis, predicated on quoted London Interbank Offered Rate (LIBOR) prices, of the estimated amounts the Company would have received or paid to terminate the swaps. Trading securities are held by the supplemental 401(k) plan and are carried at fair value and are determined by reference to quoted market prices.

In the third quarter of 2006, the Company entered into several interest rate swaps as part of an overall strategy to manage interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR. These interest rate swaps are cash flow hedges with notional amounts totaling $300 million; swaps with notional amounts of $100 million will mature in August of 2009 and $200 million will mature in 2011. Changes in cash flows of the interest rate swaps offset changes in the interest payments on the Company’s Facilities. These swaps effectively convert the Company’s variable rate bank debt to fixed rate debt with a weighted average interest rate approximating 7.3% at March 29, 2009. The following table includes information about the Company’s derivative instruments as of March 29, 2009.

(In thousands)

Derivatives designated as hedging instruments	Balance sheet location	Fair Value	Amount of pretax derivative gain recognized in OCI in 2009
Interest rate swaps	Other liabilities and deferred credits	$21,100	$1,624

5. The following table sets forth the Company’s current and prior-year financial performance by segment:

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total
Three Months Ended March 29, 2009
Consolidated revenues	$90,776	$60,423	$9,548	$(1,266)	$159,481

Segment operating cash flow	$4,485	$8,036	$(619)		$11,902
Depreciation and amortization	(6,541)	(5,857)	(465)		(12,863)

Segment profit (loss)	$(2,056)	$2,179	$(1,084)		(961)

Unallocated amounts:
Interest expense					(9,972)
Acquisition intangibles amortization					(1,799)
Corporate expense					(8,728)
Other					(12)

Consolidated loss from continuing operations before income taxes					$(21,472)

Three Months Ended March 30, 2008
Consolidated revenues	$113,590	$74,731	$7,667	$(1,524)	$194,464

Segment operating cash flow	$15,022	$14,090	$(2,309)		$26,803
Recovery on investment			10		10
Depreciation and amortization	(6,810)	(6,534)	(447)		(13,791)

Segment profit (loss)	$8,212	$7,556	$(2,746)		13,022

Unallocated amounts:
Interest expense					(12,289)
Equity in net loss of unconsolidated affiliate					(21)
Acquisition intangibles amortization					(3,825)
Corporate expense					(10,692)
Other					(2,644)

Consolidated loss from continuing operations before income taxes					$(16,449)

6. In January of 2009, the Company adopted FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are to be included in the computation of earnings per share. The Company adjusted the prior-period earnings per share calculation which resulted in a $.01 per share change. The adoption of EITF 03-6-1 is not material to the Company’s prior-period earnings per share calculations. The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Quarter Ended March 29, 2009			Quarter Ended March 30, 2008
(In thousands, except per share amounts)	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS:
Loss from continuing operations	$(21,472)			$(9,812)
Distributed earnings attributable to participating securities	—			(141)

Loss from continuing operations attributable to common stockholders	$(21,472)	22,181	$(0.97)	$(9,953)	22,112	$(0.45)

7. The following table provides the components of net periodic employee benefits expense for the Company’s benefit plans for the first quarter of 2009 and 2008:

	Pension Benefits		Other Benefits
(In thousands)	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Service cost	$190	$225	$75	$125
Interest cost	6,502	6,525	650	750
Expected return on plan assets	(6,240)	(6,525)	—	—
Amortization of prior-service (credit)/cost	(13)	(25)	450	450
Amortization of net loss/(gain)	1,777	1,350	(225)	(125)

Net periodic benefit cost	$2,216	$1,550	$950	$1,200

Subsequent to the end of the first quarter 2009, the Company amended its plans so that future retirement benefits under the retirement, ERISA Excess and Executive Supplemental Retirement plans will now be based on final average earnings as of May 31, 2009. Service accruals under the retirement plan ceased at the beginning of 2007 and the plan was closed to new participants at that time, but benefits had been allowed to grow based on future compensation. This change does not affect the benefits of current retirees. In the second quarter, the Company expects to record a modest curtailment gain.

8. The Company’s comprehensive loss consisted of the following:

	Quarter Ended
(In thousands)	March 29, 2009	March 30, 2008
Net loss	$(21,253)	$(20,255)
Unrealized gain (loss) on derivative contracts (net of deferred tax benefit of $2,998 in 2008)	1,624	(5,261)
Change in pension and postretirement (net of deferred tax benefit of $79)	—	(139)
Unrealized holding loss on equity securities (net of deferred tax benefit of $59)	—	(103)

Comprehensive loss	$(19,629)	$(25,758)

9. The Company accounts for severance benefits related to workforce reductions in accordance with FASB Statement No. 112, Employers’ Accounting for Postemployment Benefits, and accrues the related expense when payment of severance benefits is both probable and the amount is reasonably estimable. During the first quarter of 2009, the Company recorded $4.5 million in severance expense in selling, general and administrative expenses related to involuntary employee terminations. The workforce reductions, the majority of which are expected to be completed in the second quarter, were in response to secular changes within the industry, the deepening economic recession and the Company’s continued efforts to align its costs with the current business environment. Severance expense and related cash payments were nominal for the first quarter of 2008. The following table represents a summary of severance activity by segment (in thousands) for the three months ended March 29, 2009. Accrued severance costs are included in “Accrued expenses and other liabilities” on the consolidated condensed balance sheets:

(In thousands)	Publishing	Broadcasting	Interactive Media	Corporate	Consolidated
Accrued severance - December 28, 2008	$2,335	$2,558	$96	$167	$5,156
Severance payments	(2,260)	(1,667)	(71)	(51)	(4,049)
Severance expense	3,402	1,074	47	—	4,523

Accrued severance - March 29, 2009	$3,477	$1,965	$72	$116	$5,630

10. The FCC has mandated a reallocation of a portion of the broadcast spectrum to others, including Sprint/Nextel. According to the FCC order, broadcasters must surrender their old equipment to prevent interference within a narrowed broadcasting frequency range. In exchange for the relinquished equipment, Sprint/Nextel has been providing broadcasters with new digital equipment and reimbursing associated out-of-pocket expenses. During the remainder of 2009, Sprint/Nextel will continue to provide the Company with new equipment which is capable of meeting the narrowed broadcasting frequency criteria. The Company recorded gains of $.8 million and $.7 million in the first quarters of 2009 and 2008, respectively, in the line item “Selling, general and administrative” on the Consolidated Statements of Operations and anticipates recording additional gains approaching $1.7 million in total over the next two quarters relating to the new equipment.

11. Effective at the beginning of the third quarter, the Company will alter its organizational structure, shifting from its current three-division structure (Publishing, Broadcast, and Interactive Media) to primarily five geographically based markets (Virginia/Tennessee, Florida, Mid-South, North Carolina, Ohio/Rhode Island). This evolution in organization is designed to allow the Company to respond more quickly to customer information needs as the lines between different types of media are becoming less relevant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Media General is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, television stations and interactive media.

The Company’s fiscal year ends on the last Sunday in December.

RESULTS OF OPERATIONS

The Company recorded a net loss of $21.3 million in the first quarter of 2009, which was not significantly higher than the loss of $20.3 million recorded in the equivalent quarter of 2008. However, more than half of the 2008 loss was due to an $11.3 million loss related to the divestiture of certain television stations. The company sold four TV stations and their associated Web sites in 2008: WTVQ in Lexington, Kentucky, WMBB in Panama City, Florida, KALB/NALB in Alexandria, Louisiana, and WNEG in Toccoa, Georgia. Subsequent to the end of the first quarter of 2009, the Company completed the sale of its final held-for-sale station, WCWJ in Jacksonville, Florida. The remainder of this discussion focuses only on results from continuing operations.

The Company experienced losses from continuing operations of $21.5 million and $9.8 million in the first quarters of 2009 and 2008, respectively. This $11.7 million quarter-over-quarter decline included lower divisional results, severance expense related to workforce reductions, and the absence of any income tax benefit in 2009, partially offset by lower interest, bonus, and intangibles amortization expense. Divisional results decreased from a $13 million profit in the first quarter of 2008 to a loss of $1 million in 2009 (a 73% decline excluding $4.5 million in severance expense in 2009) due primarily to approximately 20% declines in Publishing and Broadcast revenues as all advertising categories were down in both Divisions. The divisions significantly reduced operating expenses to temper the revenue decline. Additionally, no income tax benefit was recorded in the first quarter of 2009 due to a full tax valuation allowance being established at the end of 2008 (see the Income Taxes section of this MD&A for a further discussion). Also benefiting the bottom line were a 19% decrease in interest expense (driven by reduced average debt levels and a small drop in average interest rates), a 53% decline in intangibles amortization expense (due to 2008 impairment write-downs of network affiliation agreement intangibles), and the virtual absence of bonus expense (due to reduced current-year operating expectations).

PUBLISHING

The Publishing Division recorded an operating loss of $2.1 million in the first quarter of 2009 compared to operating income of $8.2 million in the equivalent prior-year quarter. A $12.5 million reduction in operating expense (even though 2009 included $3.4 million in severance expense) appreciably mitigated a $22.8 million decline in revenues. As shown in the following chart, all advertising categories suffered from secular changes within the industry and the effects of the weakened economy, with Classified advertising falling farthest from the year-ago period as employment, automotive and real estate advertising declined in all markets. Retail revenues were also down due to lower advertising levels in most categories with the largest shortfall in the department store category. Comparatively, National revenues declined moderately due primarily to decreases in a number of key categories in the metro markets. Circulation revenues rose 6% in the first quarter due to rate increases in several markets, partially offset by Daily and Sunday volume declines.

As noted, Publishing Division operating expense decreased a substantial $12.5 million (including $3.4 million in severance expense) from the first quarter of 2008 due largely to lower compensation and benefit costs. Compensation and benefit expense declined 21% excluding severance due to the elimination of positions at nearly all newspapers, lower commissions, the absence of profit-sharing accruals in 2009 and savings from the mandatory unpaid furlough days. Despite markedly higher average newsprint prices, up $135/ton (to $675/ton), newsprint costs were down 7% in the first quarter of 2009 due to reduced consumption as a result of newspaper redesigns, lower advertising linage, decreased circulation volumes, and concerted conservation efforts including web-width reductions. The Division has reacted to the challenging advertising environment by reducing costs across all markets while achieving greater efficiencies and by implementing aggressive actions to better align expenses with the current economic reality. In addition to savings realized from workforce reductions (resulting in an approximate 17% decrease in Publishing personnel from the first quarter of 2008), the Division also achieved departmental savings in the areas of circulation sales, repairs and maintenance, production supplies and reduced discretionary spending.

BROADCAST

Broadcast operating income decreased $5.4 million in the first quarter of the year compared to the first three months of 2008 as a $14.3 million decline in revenues more than offset an $8.9 million reduction in operating expenses (even though there were $1 million more in severance costs in 2009). As displayed in the following chart, all revenue advertising categories struggled in the first quarter of 2009 as compared to 2008’s same quarter. National and Local time sales dropped approximately 20% each due predominantly to a near 50% decline in Automotive advertising, historically the Division’s largest category. Decreased advertising in the services and furniture categories also contributed to the quarter-over-quarter slide. As expected, Political advertising was negligible in this off-election year.

The Broadcast Division achieved an $8.9 million decrease in operating expenses in the first quarter of this year over the equivalent quarter in 2008 in spite of a $1 million increase in severance expense. The primary reason for the savings was a 19% decline in benefits and compensation costs excluding severance expense which was facilitated by an approximate 16% workforce reduction in the first quarter as compared to last year’s equivalent quarter. Benefits and compensation costs were also aided by reduced commissions, mandatory furlough days, favorable medical experience and the absence of profit sharing accruals in 2009. Additionally, the Division remained vigilant in its efforts to control discretionary spending, achieving savings in areas such as employee relocation, outside services and travel.

INTERACTIVE MEDIA

The Interactive Media Division’s (IMD) operating loss decreased to $1.1 million in 2009’s first quarter compared to $2.7 million in the first quarter of 2008 due primarily to a $1.9 million increase in revenues. The Advertising Services Group was responsible for virtually all of this improvement, while the Website Group remained essentially level with the prior-year first quarter. The revenue increase in the first quarter resulted from $2.3 million of revenues generated from Dealtaker.com, an online social shopping portal that was acquired at the beginning of the second quarter of 2008. Revenues at the Website Group fell 11% as online Classified advertising dropped 36%. Online Classified advertising is directly impacted by Classified performance in the Publishing Division and has suffered similar volume declines. National revenues decreased a moderate 6% as the current economic environment took its toll. Local online advertising generated a robust 31% increase as banner advertising and sponsorships showed solid growth. The following chart illustrates that, for the first time in the Division’s history, Local advertising has overtaken Classified as the Division’s largest source of revenues. Improved training and incentives have elevated Local advertising performance while serving to increase sales focus and revenues.

IMD’s operating expenses increased $.3 million in the quarter as compared to 2008’s first quarter due to $.8 million of costs generated by Dealtaker.com, which was not acquired until the second quarter of 2008. The Website Group’s costs were down modestly in virtually all areas including compensation and benefits, production and advertising.

The Interactive Media Division remains focused on positioning itself for strong long-term growth by increasing visitor and page-view growth, creating a dynamic online presence across all the Company’s Websites, and generating revenue growth with a focus on expanded product offerings and attracting new customers. The “Web-First” approach to news reporting provides an immediate platform for breaking news and helps stimulate audience growth, as evidenced by an 11% increase in visits to Web sites and a 4% increase in pages views at the Division’s online group in 2009’s first quarter over the equivalent period last year. Additionally, the Company has a heightened awareness of the importance of its interactive Advertising Services Group as well as the importance of relationships with established online presences (such as Yahoo! and Zillow), and continues to cultivate these valuable revenue streams.

INTEREST EXPENSE

Interest expense decreased $2.3 million in the first quarter of 2009 from the prior-year equivalent quarter due primarily to an approximate $125 million decline in average debt levels and, to a much smaller degree, to a small drop in the average interest rate to 5.3%. Proceeds from the sales of SP Newsprint and four television station in 2008 drove the debt reduction.

In the third quarter of 2006, the Company entered into three interest rate swaps (where it pays a fixed rate and receives a floating rate) to manage interest cost and cash flows associated with variable interest rates, primarily short-term changes in LIBOR, not to trade such instruments for profit or loss. These interest rate swaps are cash flow hedges with notional amounts totaling $300 million and maturities of either three or five years. Changes in cash flows of the interest rate swaps offset changes in the interest payments on the Company’s $300 million bank term loan. These swaps effectively convert the Company’s variable rate bank term loan to fixed rate debt with a weighted average interest rate approximating 7.3% at March 29, 2009.

INCOME TAXES

The effective tax rate for the quarter was zero percent compared to 40.4% a year ago. There was no net income tax expense or benefit recorded in the quarter due to the fact that the Company had recorded a full deferred tax asset valuation allowance at the beginning of the year and expects to have a full valuation allowance at the end of the year. Therefore, any income tax expense or benefit that would otherwise be recognized is being offset by the change in the valuation allowance. Absent the valuation allowance the effective tax rate for the quarter would have been approximately 39%.

LIQUIDITY

Net cash generated from operating activities in the first quarter of 2009 was $.4 million. During the quarter, the Company collected a $5 million note receivable related to its sale of SP Newsprint in 2008 and made capital expenditures of $4 million. Based on the general economic environment and outlook, the Company has reduced its capital spending plans by postponing various projects.

At March 29, 2009, the Company had in place a $588 million revolving credit facility and a $294 million variable-rate bank term loan facility (together the “Facilities”). The term loan is with essentially the same syndicate of banks that provides the Company’s revolving credit facility. At the end of the first quarter, there were borrowings of $436 million outstanding under the revolving credit facility and $294 million under the bank term loan; the total amount remained largely unchanged in the quarter. The Facilities have both interest coverage and leverage ratio covenants. Under the terms of the Facilities, the maximum leverage ratio covenant will be reduced slightly for the remainder of 2009 (beginning with the second quarter) and for the first three quarters of 2010, and will remain at a constant level thereafter. Also effective for the second quarter of 2009, the minimum interest coverage ratio will be increased slightly for the remaining term of the Facilities. These covenants, which involve debt levels, interest expense, and a rolling four-quarter calculation of EBITDA (a measure of cash earnings as defined in the revolving credit agreement), can affect the Company’s maximum borrowing capacity allowed by the Facilities (approximately $768 million at March 29, 2009). Annual borrowing capacity reductions will be made based on the Company’s excess cash flow, as defined. Because the leverage ratio exceeds certain present levels, the Facilities contain restrictions on dividends, capital spending, indebtedness, capital leases, and investments, as defined. The Company was in compliance with all covenants at quarter-end and, as covenants tighten, the Company expects to remain in compliance with them going forward by taking the steps necessary to maintain EBITDA.

As the economy has deteriorated, the Company has responded to the economic crisis with several aggressive actions to improve its cash flow. These actions include suspending the Company’s match for the 401(k) Plan for the last three quarters of 2009, a minimum of ten mandatory unpaid furlough days for all employees spread across the first three quarters of 2009 (4 days in the first quarter and 3 days in each of the second and third quarters), and the Board of Directors suspending the Company dividend. As discussed earlier, the Company has significantly reduced its workforce, and effective May 31, will freeze benefits under its retirement plan. All of these actions will conserve cash in either the short- or long-term, or both.

Subsequent to the end of the first quarter, the Company completed the sale of WCWJ in Jacksonville, Florida and used the proceeds to reduce debt. The combined commitment under the Facilities is now $866 million. The Company believes that internally generated funds provided by operations, together with the unused portion of the Facilities as well as the proceeds generated by the sale of WCWJ, provide it with the flexibility to manage working capital needs and finance capital expenditures.

OUTLOOK

The Company anticipates a continuation of the fundamental shift of business within the Publishing industry as well as the challenging economic environment which it has been experiencing and expects revenue declines in most of its advertising categories. However, aggressive actions aimed at dramatically reshaping and reducing the Company’s cost structure are expected to more than offset the impact of lower revenues in the second quarter, particularly at the Publishing Division. The Broadcast Division is not expected to reach 2008 profit levels due to the virtual absence of Political revenues in this off-election year. The Interactive Media Division anticipates solid second quarter-over-quarter improvement based mainly on heightened performance in its interactive Advertising Services Group. Media General is not alone in the challenges that it faces, but it has taken appropriate actions to weather the short-term and emerge from the recession in a position of strength.

* * * * * * * *

Certain statements in this quarterly report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to accounting estimates and assumptions, expectations regarding credit facilities, acquisitions and dispositions, the impact of cost-containment measures, staff reductions, retirement plan changes, the Internet, the Yahoo! agreements, debt compliance, general advertising levels and political advertising levels. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “plans,” “may” and similar words, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

Some significant factors that could affect actual results include: the effect of the credit crisis on advertising demand, interest rates or energy prices, the availability and pricing of credit and newsprint, changes to pending accounting standards, health care cost trends, a natural disaster, the level of political advertising, the performance of acquisitions, and regulatory rulings and laws.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Annual Report on Form 10-K for the year ended December 28, 2008, details our disclosures about market risk. As of March 29, 2009, there have been no material changes in the Company’s market risk from December 28, 2008.

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

During the first quarter of 2009, the Company completed the installation and integration of a traffic and billing system at its largest Broadcast operation which will track commercial time slot inventory, improve business processes and expand customer service opportunities. This new system is expected to be rolled out to the Company’s remaining broadcast stations through the end of 2009.

PART II. OTHER INFORMATION

Item 2.	Issuer Purchases of Equity Securities

The following table provides information with respect to the Company’s purchase of common stock during the three months ended March 29, 2009:

Date	Total Number of Shares Purchased (a)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 28	12,749	$2.84	—	—

(a)	The Company withheld these shares to satisfy tax withholding obligations upon the vesting of Performance Accelerated Restricted Stock awarded under the Company’s Long-Term Incentive Plan.

Item 6.	Exhibits

(a)	Exhibits

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

DATE: May 7, 2009	/s/ Marshall N. Morton
Marshall N. Morton
President and Chief Executive Officer

DATE: May 7, 2009	/s/ John A. Schauss
John A. Schauss
Vice President - Finance and Chief Financial Officer