Form 10-Q
period 2009-06-28
MEDIA GENERAL INC
filed 2009-08-05
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 2, 2009.

Class A Common shares: 22,241,067

Class B Common shares: 551,881

MEDIA GENERAL, INC.

FORM 10-Q REPORT

June 28, 2009

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(000’s except shares)

	June 28, 2009	December 28, 2008
ASSETS

Current assets:
Cash and cash equivalents	$5,750	$7,142
Accounts receivable - net	85,573	102,583
Inventories	7,650	12,035
Other	26,298	38,888
Assets of discontinued operations	—	11,881

Total current assets	125,271	172,529

Other assets	39,069	41,308

Property, plant and equipment - net	435,583	453,679

FCC licenses and other intangibles - net	241,680	245,266

Excess of cost over fair value of net identifiable assets of acquired businesses	421,318	421,470

	$1,262,921	$1,334,252

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(000’s except shares and per share data)

	June 28, 2009	December 28, 2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$26,498	$41,378
Accrued expenses and other liabilities	67,563	86,352
Liabilities of discontinued operations	—	2,969

Total current liabilities	94,061	130,699

Long-term debt	711,458	730,049

Retirement, post-retirement and post-employment plans	188,872	251,175

Other liabilities and deferred credits	56,120	67,102

Stockholders’ equity:
Preferred stock ($5 cumulative convertible), par value $5 per share, authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 22,282,393 and 22,250,130 shares	111,412	111,251
Class B, authorized 600,000 shares; issued 551,881 shares	2,759	2,759
Additional paid-in capital	22,758	21,934
Accumulated other comprehensive loss	(131,276)	(188,139)
Retained earnings	206,757	207,422

Total stockholders’ equity	212,410	155,227

	$1,262,921	$1,334,252

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(000’s except for per share data)

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenues	$163,831	$204,880	$323,312	$399,344
Operating costs:
Production	74,166	96,621	158,586	194,669
Selling, general and administrative	61,009	81,873	132,491	164,306
Depreciation and amortization	15,061	19,027	30,383	37,357
Goodwill and other assets impairment	—	778,318	—	778,318
Gain on insurance recovery	—	(2,750)	—	(2,750)

Total operating costs	150,236	973,089	321,460	1,171,900

Operating income (loss)	13,595	(768,209)	1,852	(772,556)

Other income (expense):
Interest expense	(11,257)	(10,548)	(21,229)	(22,837)
Impairment of and loss on investments	(209)	(5,940)	(209)	(5,961)
Other, net	166	305	409	513

Total other expense	(11,300)	(16,183)	(21,029)	(28,285)

Income (loss) from continuing operations before income taxes	2,295	(784,392)	(19,177)	(800,841)
Income tax benefit	(11,050)	(250,935)	(11,050)	(257,572)

Income (loss) from continuing operations	13,345	(533,457)	(8,127)	(543,269)
Discontinued operations
Income from discontinued operations (net of taxes)	123	1,245	342	2,102
Income (loss) related to divestiture of operations (net of taxes)	7,120	—	7,120	(11,300)

Net income (loss)	$20,588	$(532,212)	$(665)	$(552,467)

Net income (loss) per common share:
Income (loss) from continuing operations	$0.57	$(24.18)	$(0.37)	$(24.60)
Discontinued operations	0.33	0.06	0.34	(0.42)

Net income (loss)	$0.90	$(24.12)	$(0.03)	$(25.02)

Net income (loss) per common share – assuming dilution:
Income (loss) from continuing operations	$0.57	$(24.18)	$(0.37)	$(24.60)
Discontinued operations	0.33	0.06	0.34	(0.42)

Net income (loss)	$0.90	$(24.12)	$(0.03)	$(25.02)

Dividends paid per common share	$—	$0.23	$—	$0.46

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(000’s)

	Six Months Ended
	June 28, 2009	June 29, 2008
Operating activities:
Net loss	$(665)	$(552,467)
Adjustments to reconcile net loss:
Depreciation and amortization	30,383	37,735
Deferred income taxes	—	(262,301)
Impairment of and loss on investments	209	5,961
Goodwill and other asset impairment	—	778,318
Net (gain) loss related to divestiture of operations	(7,120)	11,300
Gain on insurance recovery	—	(2,750)
Change in assets and liabilities:
Accounts receivable and inventories	21,354	23,472
Accounts payable, accrued expenses, and other liabilities	(23,621)	(7,729)
Retirement plan contribution	(5,000)	—
Intraperiod tax allocation	(6,619)	—
Other	(5,658)	6,349

Net cash provided by operating activities	3,263	37,888

Investing activities:
Capital expenditures	(7,978)	(12,446)
Proceeds from sales of discontinued operations and investment	16,942	76,665
Collection (funding) of receivable note	5,000	(5,000)
Purchase of businesses	—	(22,536)
Other, net	(219)	555

Net cash provided by investing activities	13,745	37,238

Financing activities:
Increase in debt	137,800	206,500
Payment of debt	(156,392)	(274,011)
Dividends paid	—	(10,515)
Other, net	192	—

Net cash used by financing activities	(18,400)	(78,026)

Net decrease in cash and cash equivalents	(1,392)	(2,900)
Cash and cash equivalents at beginning of period	7,142	14,214

Cash and cash equivalents at end of period	$5,750	$11,314

See accompanying notes.

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008. The Company has evaluated events occurring subsequent to June 28, 2009 and through August 5, 2009 for recognition and/or disclosure in this Form 10-Q.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included.

2. Inventories are principally raw materials (primarily newsprint).

3. Due to the continuation of challenging business conditions and the market’s perception of the value of media company stocks, the Company performed two interim impairment tests in 2008 (in addition to its regular annual impairment test) which resulted in impairment being recorded in the second and fourth quarters of 2008. The Company’s long-lived assets include goodwill related to the Company’s reporting units, identifiable assets at individual television stations and newspapers (including FCC licenses and network affiliation agreements), fixed assets, and certain other investments and assets held for sale. The Company determined that certain of these long-lived assets were impaired by measuring the estimated discounted and undiscounted cash flows expected to be generated by the assets to determine their fair value and by comparing the result to their carrying value. The determination of fair value requires the use of significant judgment and estimates about assumptions that management believes were appropriate in the circumstances. These assumptions include those relating to revenue growth, compensation levels, newsprint prices, discount rates and market trading multiples for broadcast and newspaper assets. As a result of the testing as of June 29, 2008, the Company recorded non-cash impairment charges related to goodwill in the Publishing Division of $512 million, FCC licenses in the Broadcast Division of $198 million, network affiliation agreements in the Broadcast Division of $67 million, trade names in the Broadcast Division of $0.5 million, and certain investments (whose impairment was other than temporary) and assets held for sale of $4.4 million. The pretax charge totaled $782 million ($532 million after-tax) and was included on the line items “Goodwill and other assets impairment” and “Impairment of and loss on investments” on the Consolidated Condensed Statements of Operations.

Due to the continuation of the recession-driven economy and the Company’s revised expectation that, in spite of signs of firming, meaningful recovery will not begin until 2010, the Company performed another impairment test in the second quarter of 2009. No impairment was indicated as a result of the test, using methods substantially similar to those described above. As discussed in Note 6, effective with the third quarter, the Company changed its management structure which resulted in a greater number of operating segments and reporting units for future impairment testing. The Company expects to perform an interim impairment test in the third quarter. Given the margin by which the second quarter test was passed and the increased granularity of testing that will be necessary, the Company believes it is likely that an impairment in the tens of millions would be recorded in the third quarter.

4. In the first quarter of 2008, the Company had five held-for-sale television stations which were classified as discontinued operations. During 2008, the Company completed the sale of four of those TV stations in three transactions: WTVQ in Lexington, Kentucky; WMBB in Panama City, Florida, along with KALB/NALB in Alexandria, Louisiana; and WNEG in Toccoa, Georgia. The Company recognized an after-tax loss of $11.3 million in the first quarter of 2008 related to these divestitures. In the second quarter of 2009, the Company completed the sale of WCWJ in Jacksonville, Florida, and recorded an after-tax gain of $7.1 million related to this divestiture. Results of discontinued operations are presented below for the second quarter and six months period of 2009 and 2008:

	Quarter Ended		Six Months Ended
(In thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenues	$780	$7,888	$2,709	$16,729
Costs and expense	618	5,846	2,328	13,283

Income before income taxes	162	2,042	381	3,446
Income taxes	39	797	39	1,344

Income from discontinued operations	$123	$1,245	$342	$2,102

5. The following table includes information about the carrying values and estimated fair values of the Company’s financial instruments at June 28, 2009 and December 28, 2008:

	June 28, 2009		December 28, 2008
(In thousands)	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Assets
Investments
Trading	$262	$262	$243	$243

Liabilities
Long-term debt:
Revolving credit facility	423,698	416,932	425,000	425,000
Bank term loan	287,722	283,127	300,000	300,000
Bank lines	—	—	5,000	5,000
Interest rate swaps	18,290	18,290	22,723	22,723

Trading securities are held by the Supplemental 401(k) plan and are carried at fair value and are determined by reference to quoted market prices. The fair value of the long-term debt in the chart above was estimated using discounted cash flow analyses and an estimate of the Company’s bank borrowing rate (by reference to publicly traded debt rates as of June 28, 2009) for similar types of borrowings. The interest rate swaps are carried at fair value based on a discounted cash flow analysis (predicated on quoted LIBOR prices) of the estimated amounts the Company would have received or paid to terminate the swaps. Under the fair value hierarchy set forth by SFAS 157, the Company’s trading securities fall under Level 1 (quoted prices in active markets) and its interest rate swaps and long-term debt fall under Level 2 (other observable inputs).

In the third quarter of 2006, the Company entered into several interest rate swaps as part of an overall strategy to manage interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR. These interest rate swaps are cash flow hedges with notional amounts totaling $300 million; swaps with notional amounts of $100 million will mature in August of 2009 and $200 million will mature in 2011. Changes in cash flows of the interest rate swaps offset changes in the interest payments on the Company’s long-term debt. These swaps effectively convert the Company’s variable rate bank debt to fixed rate debt with a weighted average interest rate approximating 8.3% at June 28, 2009, based on margins at that date. The following table includes information about the Company’s derivative instruments as of June 28, 2009.

(In thousands)

Derivatives designated as hedging instruments	Balance sheet location	Fair Value	Amount of pretax derivative gain recognized in OCI in 2009
Interest rate swaps	Other liabilities and deferred credits	$18,290	$4,433

6. The following table sets forth the Company’s current and prior-year financial performance by segment:

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total
Three Months Ended June 28, 2009
Consolidated revenues	$90,548	$64,735	$9,958	$(1,410)	$163,831

Segment operating cash flow	$18,386	$17,178	$(696)		$34,868
Depreciation and amortization	(6,372)	(5,878)	(361)		(12,611)

Segment profit (loss)	$12,014	$11,300	$(1,057)		22,257

Unallocated amounts:
Interest expense					(11,257)
Loss on investments					(209)
Acquisition intangibles amortization					(1,787)
Corporate expense					(6,593)
Other					(116)

Consolidated income from continuing operations before income taxes					$2,295

Three Months Ended June 29, 2008
Consolidated revenues	$113,656	$82,411	$10,565	$(1,752)	$204,880

Segment operating cash flow	$14,201	$21,395	$(151)		$35,445
Depreciation and amortization	(7,386)	(6,468)	(505)		(14,359)

Segment profit (loss)	$6,815	$14,927	$(656)		21,086

Unallocated amounts:
Interest expense					(10,548)
Loss on investment					(5,940)
Acquisition intangibles amortization					(3,957)
Corporate expense					(10,143)
Gain on insurance recovery					2,750
Goodwill and other asset impairment					(778,318)
Other					678

Consolidated loss from continuing operations before income taxes					$(784,392)

(In thousands)	Publishing	Broadcasting	Interactive Media	Eliminations	Total
Six Months Ended June 28, 2009
Consolidated revenues	$181,324	$125,158	$19,506	$(2,676)	$323,312

Segment operating cash flow	$22,871	$25,214	$(1,315)		$46,770
Depreciation and amortization	(12,913)	(11,735)	(826)		(25,474)

Segment profit (loss)	$9,958	$13,479	$(2,141)		21,296

Unallocated amounts:
Interest expense					(21,229)
Equity in net loss of unconsolidated affiliates					(209)
Acquisition intangibles amortization					(3,586)
Corporate expense					(15,321)
Other					(128)

Consolidated loss from continuing operations before income taxes					$(19,177)

Six Months Ended June 29, 2008
Consolidated revenues	$227,246	$157,142	$18,232	$(3,276)	$399,344

Segment operating cash flow	$29,223	$35,485	$(2,460)		$62,248
Recovery on investment			10		10
Depreciation and amortization	(14,196)	(13,002)	(952)		(28,150)

Segment profit (loss)	$15,027	$22,483	$(3,402)		34,108

Unallocated amounts:
Interest expense					(22,837)
Impairment of and loss on investments					(5,961)
Acquisition intangibles amortization					(7,782)
Corporate expense					(20,835)
Gain on insurance recovery					2,750
Goodwill and other asset impairment					(778,318)
Other					(1,966)

Consolidated loss from continuing operations before income taxes					$(800,841)

Effective at the beginning of the third quarter, the Company changed its management structure, shifting from its current three-division structure (Publishing, Broadcast, and Interactive Media) to five geographic segments (Virginia/Tennessee, Florida, Mid-South, North Carolina, Ohio/Rhode Island) along with a sixth segment that includes interactive advertising services and certain other operations. This evolution in organization is designed to allow the Company’s management to respond more quickly to customer needs as the distinction between different types of media are becoming less relevant.

7. In January of 2009, the Company adopted FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are to be included in the computation of earnings per share. The Company adjusted the prior-period earnings per share calculation which resulted in a $.01 per share change in both the second quarter and six-month period of 2008. The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Quarter Ended June 28, 2009			Quarter Ended June 29, 2008
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic and Diluted EPS:
Income (loss) from continuing operations	$13,345			$(533,457)
Distributed and distributed earnings attributable to participating securities	(646)			(158)

Income (loss) from continuing operations available to common stockholders	$12,699	22,253	$0.57	$(533,615)	22,074	$(24.18)

	Six Months Ended June 28, 2009			Six Months Ended June 29, 2008
(In thousands, except per share amounts)	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic and Diluted EPS:
Income (loss) from continuing operations	$(8,127)			$(543,269)
Undistributed earnings attributable to participating securities	—			(299)

Income (loss) from continuing operations available to common stockholders	$(8,127)	22,217	$(0.37)	$(543,568)	22,093	$(24.60)

8. The following table provides the components of net periodic employee benefits expense for the Company’s benefit plans for the second quarter and first six months of 2009 and 2008:

	Quarter Ended
	Pension Benefits		Other Benefits
(In thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Service cost	$142	$247	$50	$82
Interest cost	5,906	6,536	617	755
Expected return on plan assets	(5,814)	(6,424)	—	—
Amortization of prior-service (credit)/cost	(79)	(2)	424	411
Amortization of net loss/(gain)	270	1,414	(280)	(64)
Curtailment charge	50	—	—	—

Net periodic benefit cost	$475	$1,771	$811	$1,184

	Six Months Ended
	Pension Benefits		Other Benefits
(In thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Service cost	$332	$472	$125	$207
Interest cost	12,408	13,061	1,267	1,505
Expected return on plan assets	(12,054)	(12,949)	—	—
Amortization of prior-service (credit)/cost	(92)	(27)	874	861
Amortization of net loss/(gain)	2,047	2,764	(505)	(189)
Curtailment charge	50	—	—	—

Net periodic benefit cost	$2,691	$3,321	$1,761	$2,384

In the second quarter of 2009, the Company amended its plans so that future retirement benefits under the retirement, ERISA Excess and Executive Supplemental Retirement plans will now be based on final average earnings as of May 31, 2009. Service accruals under the retirement and ERISA Excess plans ceased at the beginning of 2007 and the retirement plan was closed to new participants at that time, but benefits had been allowed to grow based on future compensation. This change does not affect the benefits of current retirees. In the second quarter, because of the curtailment of the retirement and ERISA Excess plans, the Company recorded a net curtailment charge of $50,000 and adjusted OCI by $53 million net of tax.

9. The Company’s comprehensive loss consisted of the following:

	Quarter Ended		Six Months Ended
(In thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net income (loss)	$20,588	$(532,212)	$(665)	$(552,467)
Unrealized (loss) gain on derivative contracts (net of deferred taxes)	2,348	5,373	3,972	112
Change in pension and postretirement (net of deferred taxes)	52,892	1,951	52,892	1,812
Unrealized holding gain on equity securities (net of deferred taxes)	—	103	—	—

Comprehensive income (loss)	$75,828	$(524,785)	$56,199	$(550,543)

10. The Company accounts for severance benefits related to workforce reductions in accordance with FASB Statement No. 112, Employers’ Accounting for Postemployment Benefits, and accrues the related expense when payment of severance benefits is both probable and the amount is reasonably estimable. During the first six months of 2009, the Company recorded $6 million in severance expense in selling, general and administrative expenses related to involuntary employee terminations. The workforce reductions, the majority of which were completed in the second quarter, were in response to the deepening economic recession and the Company’s continued efforts to align its costs with the current business environment. The Company recorded severance expense of $1.5 million and $6 million in the second quarter and first half of 2009, as compared to $5.4 million in the first half of 2008 (virtually all of which was recorded in the second quarter of 2008). The following table represents a summary of severance activity by segment (in thousands) for the six months ended June 28, 2009. Accrued severance costs are included in “Accrued expenses and other liabilities” on the Consolidated Condensed Balance Sheets:

(In thousands)	Publishing	Broadcasting	Interactive Media	Corporate	Consolidated
Accrued severance - December 28, 2008	$2,335	$2,558	$96	$167	$5,156
Severance payments	(6,491)	(3,526)	(149)	(58)	$(10,224)
Severance expense	4,706	1,230	105	7	6,048

Accrued severance - June 28, 2009	$550	$262	$52	$116	$980

11. The FCC has mandated a reallocation of a portion of the broadcast spectrum to others, including Sprint/Nextel. According to the FCC order, broadcasters must surrender their old equipment to prevent interference within a narrowed broadcasting frequency range. In exchange for the relinquished equipment, Sprint/Nextel has been providing broadcasters with new digital equipment and reimbursing associated out-of-pocket expenses. During the remainder of 2009, Sprint/Nextel will continue to provide the Company with new equipment which is capable of meeting the narrowed broadcasting frequency criteria. The Company recorded gains of $38 thousand and $1.3 million in the second quarters of 2009 and 2008, respectively, and gains of $.9 million and $2 million for the first six months of 2009 and 2008, respectively, in the line item “Selling, general and administrative” on the Consolidated Condensed Statements of Operations. The Company anticipates recording additional gains approaching $1.6 million in total in the next quarter relating to the new equipment.

12. In the second quarter of 2009, intraperiod tax allocation rules led to variations in the customary relationship between income tax expense and pretax accounting income resulting in an income tax benefit on pretax income and income tax expense on discontinued operations and other comprehensive income. The year-to-date tax benefit, excluding a $3.6 million state tax benefit recognized in the second quarter in connection with a favorable determination of a state tax issue, bore a more customary relationship (39%) to the pretax loss from continuing operations in the first half of 2009.

13. In the second quarter of 2008, the Company and its two equal partners completed the sale of SP Newsprint to White Birch Paper Company. The sale generated proceeds of approximately $60 million which were used to reduce debt and pay income taxes in 2008; a small adjustment related to working capital was recognized in 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Media General is an independent, publicly owned communications company situated primarily in the Southeast with interests in newspapers, television stations and interactive media.

The Company’s fiscal year ends on the last Sunday in December.

RESULTS OF OPERATIONS

The Company recorded net income of $20.6 million in the second quarter of 2009 and a net loss of $.7 million in the first six months of the year, as compared to a net loss of $532.2 million and $552.5 million in the equivalent 2008 periods. Embedded within these results are two items which merit separate discussion: discontinued operations and impairment charges. The Company sold four TV stations and their associated Web sites in 2008: WTVQ in Lexington, Kentucky, WMBB in Panama City, Florida, KALB/NALB in Alexandria, Louisiana, and WNEG in Toccoa, Georgia. The Company completed the sale of its final held-for-sale station, WCWJ in Jacksonville, Florida, in the second quarter of 2009. The Company recognized an after-tax gain of $7.1 million in 2009 and an after-tax loss of $11.3 million in 2008 related to these divestitures. See Note 4 of this Form 10-Q for a further discussion of discontinued operations. Challenging business conditions and the market’s perception of the value of media company stocks prompted the Company to perform an interim impairment test as of the end of the second quarter of 2008. As a result of this testing, the Company recorded impairment charges in 2008 related to goodwill in the Publishing Division of $512 million, FCC licenses in the Broadcast Division of $198 million, network affiliation agreements in the Broadcast Division of $67 million, trade names in the Broadcast Division of $0.5 million, and investments and assets held for sale of $4.4 million, resulting in an after-tax non-cash impairment charge of $532 million. For a more complete discussion regarding this impairment charge, see Note 3 of this Form 10-Q. The remainder of this discussion focuses only on results from continuing operations.

In the second quarter of 2009, the Company had income from continuing operations of $13.3 million as compared to a loss from continuing operations of $533.5 million in the comparable quarter of 2008; excluding the $532 million after-tax impairment charge in 2008 the loss was $1.4 million. Most of the improvement was due to income taxes. The quarter included an $11 million tax benefit that was the result of a favorable determination concerning a state tax issue and an intraperiod tax allocation of tax benefits recorded on the Company’s loss from continuing operations (see the Income Taxes section of this MD&A for a further discussion). Lower operating costs were the catalyst for the remainder of the improved results; divisional expenses were down more than 27% in the Publishing Division and over 20% in the Broadcast Division as the result of reductions in workforce, employee benefit changes, and a company-wide effort to eliminate or curtail costs to match the revenue available in this challenging economic environment. In the Publishing Division, a 20% reduction in revenues was more than offset by lower costs which led to a 76% increase in quarter-over-quarter operating profits. Additionally, the bottom line benefited from a 55% decline in intangibles amortization expense (due to the 2008 impairment write-downs of network affiliation agreement intangibles), a mandatory employee furlough program, the suspension of the company match on the 401(k) plan, and lower employee counts which prompted a favorable adjustment for medical expense and reduced compensation costs.

The Company recorded a loss from continuing operations of $8.1 million in the first six months of 2009 as compared to a loss of $543.3 million in the first half of 2008; excluding the $532 million after-tax impairment charge in 2008 in the first half of 2008, loss was $11.2 million. As with the quarter, reduced operating costs played a large role in the Company’s improved year-over-year results. Expenses were down 19% and 17% in the Publishing and Broadcast Divisions, respectively, which served to temper 20% revenue declines in both of those Divisions. The Interactive Media Division’s loss decreased by $1.3 million due to operating profit contributed by DealTaker.com (acquired in the second quarter of 2008) for six months in 2009 as compared to three months in 2008. Additional cost savings were achieved for reasons similar to those in the second quarter such as lower intangibles expense, the furlough program, the absence of the company match on the 401(k) plan, and workforce reductions.

PUBLISHING

In the Publishing Division, operating income increased $5.2 million in the second quarter as reduced operating costs more than offset a $23.1 million revenue decline. In the first half of 2009, a $5.1 million drop in operating income was the result of a $45.9 million decline in revenues that was appreciably mitigated by acutely lower operating costs in that year-to-date period. As shown in the following chart, all advertising categories suffered due to a combination of the effects of a weakened economy and ongoing changes within the industry. Classified advertising struggled as employment, automotive and real estate advertising declined in all markets. Retail revenues were also down due to lower advertising levels in most categories and to the loss of several advertisers which fell victim to the harsh economy and consequently closed their doors or filed for bankruptcy. Comparatively, the National revenue decline was less severe, but was still down due primarily to decreases in a number of key categories in the largest markets. Circulation revenues rose 12% and 9% in the second quarter and first half of 2009, respectively, due to rate increases in most markets, partially offset by Daily and Sunday volume declines.

Publishing Division operating expenses decreased a substantial $28.3 million and $40.8 million from the second quarter and first half of 2008, respectively, due largely to lower salary and benefit costs. Salary and benefit expense declined approximately 31% and 23% in the second quarter and first six months of 2009 due to the elimination of positions at all newspapers, lower commissions, the consolidation of certain production facilities, the absence of profit-sharing accruals in 2009 and savings from the mandatory unpaid furlough days (discussed in further detail in the Liquidity section of this MD&A). Despite higher average newsprint prices, up $39/ton (to $633/ton) in the second quarter and up $90/ton (to $656/ton) in the first half of 2009, newsprint costs were down 29% and 18% in those similar periods due to reduced consumption as a result of lower advertising linage, decreased circulation volumes, and concerted conservation efforts including web-width reductions. The Division has reacted to the challenging advertising environment by reducing costs across all markets while achieving greater efficiencies and by implementing aggressive actions to better align expenses with the current economic reality. In addition to savings realized from workforce reductions, the Division also achieved meaningful departmental savings in the areas of circulation sales, production supplies and reduced discretionary spending.

BROADCAST

In the second quarter, Broadcast operating income was down $3.6 million as compared to the same quarter a year ago as reduced quarter-over-quarter operating expenses were unable to offset a $17.7 million drop in revenues. In the first half of 2009, operating income declined $9 million as compared to the first six months of 2008 due to a $32 million year-over-year decrease in revenues which was partially offset by a $23 million decline in operating expenses. As displayed in the following chart, all advertising categories declined in 2009 as compared to the prior year. National and Local time sales dropped approximately 25% each in the quarter and 23% each in the year-to-date period due predominantly to an approximate 50% decline in Automotive advertising, historically the Division’s largest advertising category. Decreased advertising in the telecommunications and services categories also contributed to the downslide. As expected, Political advertising was negligible in this off-election year.

The Broadcast Division achieved a $14.1 million reduction (including a $.8 million decrease in severance expense) and a $23 million reduction in operating expenses in the second quarter and first half of this year over the equivalent periods in 2008. The primary reason for the savings was a 29% and 22% decline in salary and benefits costs in the second quarter and first half of 2009, respectively, due in large part for reasons similar to those in Publishing. Additionally, the Division remained vigilant in its efforts to control discretionary spending, achieving meaningful savings in areas such as outside services, advertising, travel and employee relocation.

INTERACTIVE MEDIA

The Interactive Media Division’s (IMD) operating loss increased $.4 million in 2009’s second quarter and decreased $1.3 million in the first half of 2009 as compared to equivalent prior-year periods. The Advertising Services Group was responsible for all of this improvement in the first half of the year, while the Website Group was down 51% and 23% in the quarter and year to date. IMD revenues were down $.6 million in the second quarter, but up $1.3 million in the first six months of 2009. Dealtaker.com, an online social shopping portal that was acquired at the beginning of the second quarter of 2008, continued to make meaningful contributions to the Division which were reflected in the Advertising Services Group’s higher revenues (up 21% and 72%, respectively) and operating profits (up 24% and four times the prior-year level, respectively) in the second quarter and first half of 2009. Revenues at the Website Group fell 18% and 15% in the quarter and year to date, respectively, as online Classified advertising dropped over 40% in each of those periods. Online Classified advertising is directly impacted by Classified performance in the Publishing Division and has suffered similar volume declines. National revenues decreased a more moderate 23% and 15% in the quarter and year-to-date period as the recession-driven economic environment took its toll. The Company generated robust growth of 23% and 27% in online Local advertising in the quarter and year-to-date periods as banner advertising and sponsorships showed solid growth. The following chart illustrates the shift from Classified to Local as the Division’s largest source of revenues. Improved training and incentives have elevated Local advertising performance while serving to increase sales focus and revenues.

IMD’s operating expenses remained relatively flat in the quarter and year to date as compared to 2008. Costs were down modestly in many areas (particularly compensation), but were up in other areas such as advertising and promotion, as direct-sale initiatives translated into strong Local advertising sales.

The Interactive Media Division is focused on increasing visitor and page-view growth, creating a dynamic online presence across all the Company’s Websites, and generating revenue growth with a focus on expanded product offerings and attracting new customers. The “Web-First” approach to news reporting provides an immediate platform for breaking news and helps stimulate audience growth, as evidenced by a 17% increase in visits to Web sites and a 9% increase in page views at the Division’s Website Group in 2009’s second quarter over the equivalent period last year. Additionally, the Division continues to grow its interactive Advertising Services Group and expand its relationships with established online presences (such as Yahoo! and Zillow).

INTEREST EXPENSE

Interest expense increased $.7 million in the second quarter from 2008’s same quarter due to a 100 basis point increase (to 5.9%) in the Company’s all-in borrowing rate, partially offset by an approximate $90 million decline in average debt levels. Interest expense declined $1.6 million in the year to date from the first half of 2008 due to a $105 million decline in average debt levels, partially offset by a small increase in the average interest rate to 5.5%. Proceeds from the sales of SP Newsprint and four television station in 2008 drove the debt reduction.

In the third quarter of 2006, the Company entered into three interest rate swaps (where it pays a fixed rate and receives a floating rate) to manage interest cost and cash flows associated with variable interest rates, primarily short-term changes in LIBOR, not to trade such instruments for profit or loss. These interest rate swaps are cash flow hedges with notional amounts totaling $300 million and maturities of either three or five years. Changes in cash flows of the interest rate swaps offset changes in the interest payments on the Company’s borrowings. These swaps effectively convert the Company’s variable rate bank term loan to fixed rate debt with a weighted average interest rate approximating 8.3% at June 28, 2009.

INCOME TAXES

In the second quarter and first half of 2009, the Company recorded an income tax benefit attributable to continuing operations and income tax expense on discontinued operations and other comprehensive income. The income tax benefit was comprised of two components: a $7.5 million tax benefit on its loss from continuing operations for the year-to-date period and a discrete tax benefit related to a favorable determination of a state tax issue ($3.6 million) resulting in an unusual effective tax rate. In the first six months of 2009, the Company benefitted income from continuing operations at a 39% rate (excluding the one-time tax benefit related to the state tax issue) compared to 32.2% a year ago. The increase in the 2009 tax rate was primarily due to the relatively low effective tax rate related to the impairment charge recorded in the second quarter of last year.

LIQUIDITY

Net cash generated from operating activities in the first half of 2009 was $3.3 million. Additionally, the Company completed the sale of its fifth held-for-sale television station, WCWJ, which yielded proceeds of approximately $17 million. During the year, the Company collected a $5 million note receivable related to its sale of SP Newsprint in 2008, incurred capital expenditures of $8 million and made a retirement plan contribution of $5 million. Based on the general economic environment and outlook, the Company has reduced its capital spending plans by postponing various projects.

At June 28, 2009, the Company had in place a $578 million revolving credit facility and a $288 million variable-rate bank term loan facility (together the “Facilities”). The term loan is with essentially the same syndicate of banks that provides the Company’s revolving credit facility. At the end of the second quarter, there were borrowings of $424 million outstanding under the revolving credit facility and $288 million under the bank term loan. The Facilities have both interest coverage and leverage ratio covenants. Under the terms of the Facilities, the maximum leverage ratio covenant was reduced slightly for the remainder of 2009 beginning with the second quarter and will reduce again for the first three quarters of 2010; it will remain at a constant level thereafter. Also effective for the second quarter of 2009, the minimum interest coverage ratio increased slightly for the remaining term of the Facilities. These covenants, which involve debt levels, interest expense, and a rolling four-quarter calculation of EBITDA (a measure of cash earnings as defined in the revolving credit agreement), can affect the Company’s maximum borrowing capacity allowed by the Facilities (which was approximately $33.5 million as of the filing date). Annual borrowing capacity reductions will be made based on the Company’s excess cash flow, as defined. Because the leverage ratio exceeds certain preset levels, the Facilities contain restrictions on dividends, capital spending, indebtedness, capital leases, and investments, as defined. The Company was in compliance with all covenants at quarter-end and, as covenants tighten, the Company expects to remain in compliance with them going forward by taking the steps necessary to maintain EBITDA and reduce debt.

As the economy has deteriorated, the Company responded to the economic crisis with several aggressive actions to improve its cash flow. These actions included suspending the Company’s match for the 401(k) Plan for the last three quarters of 2009, a minimum of ten mandatory unpaid furlough days for all employees spread across the first three quarters of 2009 (4 days in the first quarter and 3 days in each of the second and third quarters), and the Board of Directors suspending the Company dividend. As discussed earlier, the Company has significantly reduced its workforce, and effective May 31, froze benefits under its retirement plan. All of these actions will conserve cash in either the short- or long-term, or both.

In the second quarter, the Company completed the sale of WCWJ in Jacksonville, Florida and used the proceeds to reduce debt. The combined commitment under the Facilities is now $866 million. The Company believes that internally generated funds provided by operations, together with the unused portion of the Facilities, provide it with the flexibility to manage working capital needs and finance planned capital expenditures.

OUTLOOK

The Company anticipates a continuation of the fundamental shift of business within the Publishing industry as well as the challenging economic environment which it has been experiencing and expects revenue declines in most of its advertising categories. However, aggressive actions aimed at dramatically reshaping and reducing the Company’s cost structure are expected to more than offset the impact of lower revenues in the third quarter. This strategy produced a quarter-over-quarter profit improvement in excess of 75% at the Publishing Division in the second quarter, and the Company expects the third quarter to yield similar success. The Broadcast stations are not expected to reach 2008 profit levels due to the virtual absence of Political revenues in this off-election year. The Company anticipates the continuation of meaningful contributions from Dealtaker.com throughout the remainder of 2009. Effective on the first day of the third quarter, the Company realigned its operating structure to focus on geographic markets rather than platform-based segments. The Company’s operations are now organized in five geographic market segments and a sixth segment that includes its interactive advertising services and certain other operations. Under the new structure, all resources are available to the Company’s Web sites from both a content and sales perspective as online media continues to become an increasingly important component of the overall media equation. These actions should allow Media General to weather the short-term while maintaining its vision for the long-term.

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

Some significant factors that could affect actual results include: the effect of the credit crisis on advertising demand, asset impairments, interest rates or energy prices, the availability and pricing of credit and newsprint, changes to pending accounting standards, health care cost trends, a natural disaster, the level of political advertising, the performance of acquisitions, and regulatory rulings and laws.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Annual Report on Form 10-K for the year ended December 28, 2008, details our disclosures about market risk. As of June 28, 2009, there have been no material changes in the Company’s market risk from December 28, 2008.

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

During the first half of 2009, the Company completed the installation and integration of a traffic and billing system at two of its largest Broadcast stations which tracks commercial time slot inventory, and should improve business processes and expand customer service opportunities. This new system is expected to be rolled out to the Company’s remaining broadcast stations over the next year.

PART II. OTHER INFORMATION

Item 2.	Issuer Purchases of Equity Securities

The following table provides information with respect to the Company’s purchase of common stock during the six months ended June 28, 2009:

Date	Total Number of Shares Purchased (a)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 28	12,749	$2.84	—	—

(a)	The Company withheld these shares to satisfy tax withholding obligations upon the vesting of Performance Accelerated Restricted Stock awarded under the Company’s Long-Term Incentive Plan.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Media General, Inc. was held on April 23, 2009, for the purpose of electing a board of directors.

The following votes were cast in reference to electing members to the board of directors.

Class A Directors	Class A Shares Voted “FOR”	Class A Shares Voted “WITHHELD”
Scott D. Anthony	15,913,339	4,453,006
Rodney A. Smolla	13,610,216	6,756,130
Walter E. Williams	13,397,617	6,968,729

Class B Directors	Class B Shares Voted “FOR”	Class B Shares Voted “WITHHELD”
O. Reid Ashe, Jr.	532,840	1,920
J. Stewart Bryan III	532,840	1,920
Diana F. Cantor	532,840	1,920
Marshall N. Morton	532,840	1,920
Thompson L. Rankin	532,840	1,920
Coleman Wortham III	532,840	1,920

Additionally, on June 24, 2009, the Board of Directors increased the size of the Board to ten and appointed Dennis J. FitzSimons to the Board.

Item 6.	Exhibits

(a)	Exhibits

10.1	Amendment to the Media General, Inc. Executive Supplemental Retirement Plan (SERP) dated May 31, 2009.

10.2	Amendment to the Media General, Inc. ERISA Excess Benefit Plan (Excess Benefit Plan) dated May 31, 2009.

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

DATE: August 5, 2009	/s/ Marshall N. Morton
Marshall N. Morton
President and Chief Executive Officer

DATE: August 5, 2009	/s/ John A. Schauss
John A. Schauss
Vice President - Finance and Chief Financial Officer