Form 10-Q
period 2009-09-27
MEDIA GENERAL INC
filed 2009-11-06
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 1, 2009.

Class A Common shares:	22,241,763
Class B Common shares:	551,881

MEDIA GENERAL, INC.

FORM 10-Q REPORT

September 27, 2009

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(000’s except shares)

	September 27, 2009	December 28, 2008

ASSETS

Current assets:
Cash and cash equivalents	$6,725	$7,142
Accounts receivable - net	87,097	102,174
Inventories	5,569	12,035
Other	38,239	38,849
Assets of discontinued operations	-	12,402

Total current assets	137,630	172,602

Other assets	39,107	41,287

Property, plant and equipment - net	427,103	453,627

FCC licenses and other intangibles - net	222,293	245,266

Excess of cost over fair value of net identifiable assets of acquired businesses	355,017	421,470

	$1,181,150	$1,334,252

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(000’s except shares and per share data)

	September 27, 2009	December 28, 2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$24,462	$41,365
Accrued expenses and other liabilities	79,381	86,291
Liabilities of discontinued operations	-	3,053

Total current liabilities	103,843	130,709

Long-term debt	705,673	730,049

Deferred income taxes	371	-

Retirement, post-retirement and post-employment plans	183,914	251,175

Other liabilities and deferred credits	57,890	67,092

Stockholders’ equity:
Preferred stock ($5 cumulative convertible), par value $5 per share, authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 22,241,647 and 22,250,130 shares	111,208	111,251
Class B, authorized 600,000 shares; issued 551,881 shares	2,759	2,759
Additional paid-in capital	23,733	21,934
Accumulated other comprehensive loss	(152,612)	(188,139)
Retained earnings	144,371	207,422

Total stockholders’ equity	129,459	155,227

	$1,181,150	$1,334,252

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(000’s except for per share data)

	Three Months Ended		Nine Months Ended
	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Revenues

Publishing	$84,097	$103,205	$263,136	$327,341
Broadcast	63,375	79,406	187,352	235,474
Digital media and other	10,536	10,327	30,043	28,361

Total revenues	158,008	192,938	480,531	591,176

Operating costs:

Employee compensation	69,966	84,623	230,117	289,614
Production	37,185	48,473	120,313	144,863
Selling, general and administrative	21,354	25,663	68,128	82,146
Depreciation and amortization	14,881	16,846	45,256	54,195
Goodwill and other asset impairment	84,220	-	84,220	778,318
Gain on insurance recovery	(1,915)	(500)	(1,915)	(3,250)

Total operating costs	225,691	175,105	546,119	1,345,886

Operating income (loss)	(67,683)	17,833	(65,588)	(754,710)

Other income (expense):
Interest expense	(10,489)	(9,962)	(31,718)	(32,799)
Impairment of and gain (loss) on investments	910	1,375	701	(4,586)
Other, net	212	248	621	761

Total other expense	(9,367)	(8,339)	(30,396)	(36,624)

Income (loss) from continuing operations before income taxes	(77,050)	9,494	(95,984)	(791,334)
Income tax expense (benefit)	(16,670)	3,769	(27,625)	(253,798)

Income (loss) from continuing operations	(60,380)	5,725	(68,359)	(537,536)
Discontinued operations
Income (loss) from discontinued operations (net of taxes)	(98)	422	96	2,516
Gain (loss) related to divestiture of operations (net of taxes)	(1,984)	-	5,136	(11,300)

Net income (loss)	$(62,462)	$6,147	$(63,127)	$(546,320)

Net income (loss) per common share:
Income (loss) from continuing operations	$(2.71)	$0.25	$(3.07)	$(24.35)
Discontinued operations	(0.09)	0.02	0.23	(0.40)

Net income (loss)	$(2.80)	$0.27	$(2.84)	$(24.75)

Net income (loss) per common share – assuming dilution:
Income (loss) from continuing operations	$(2.71)	$0.25	$(3.07)	$(24.35)
Discontinued operations	(0.09)	0.02	0.23	(0.40)

Net income (loss)	$(2.80)	$0.27	$(2.84)	$(24.75)

Dividends paid per common share	$-	$0.23	$-	$0.69

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(000’s)

	Nine Months Ended
	September 27, 2009	September 28, 2008

Operating activities:
Net loss	$(63,127)	$(546,320)
Adjustments to reconcile net loss:
Depreciation and amortization	45,269	54,584
Deferred income taxes	371	(270,622)
Impairment of and (gain) loss on investments	(701)	4,586
Goodwill and other asset impairment	84,220	778,318
Net (gain) loss related to divestiture of operations	(5,136)	11,300
Gain on insurance recovery	(1,915)	(3,250)
Gain on sale of fixed assets	(3,832)	(4,505)
Change in assets and liabilities:
Accounts receivable and inventories	21,767	31,253
Accounts payable, accrued expenses, and other liabilities	(28,839)	(17,941)
Retirement plan contribution	(15,000)	(10,000)
Company owned life insurance (cash surrender value less policy loans)	(1,196)	17,192
Income taxes refundable	-	10,957
Intraperiod tax allocation	(25,997)	-
Other	3,526	11,083

Net cash provided by operating activities	9,410	66,635

Investing activities:
Capital expenditures	(11,625)	(19,243)
Proceeds from sales of discontinued operations and investment	17,442	137,284
Collection (funding) of note receivable	5,000	(5,000)
Purchase of businesses	-	(22,696)
Other, net	3,552	5,664

Net cash provided by investing activities	14,369	96,009

Financing activities:
Increase in debt	171,400	302,000
Payment of debt	(195,776)	(449,517)
Dividends paid	-	(15,778)
Other, net	180	537

Net cash used by financing activities	(24,196)	(162,758)

Net decrease in cash and cash equivalents	(417)	(114)
Cash and cash equivalents at beginning of period	7,142	14,214

Cash and cash equivalents at end of period	$6,725	$14,100

See accompanying notes.

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008. The Company has evaluated events occurring subsequent to September 27, 2009 and through November 6, 2009 for recognition and/or disclosure in this Form 10-Q.

Effective at the beginning of the third quarter of 2009, Media General changed its management structure from three platform-based divisions to five geographic market segments and a sixth segment that includes the Company’s interactive advertising services and certain other operations. The Company has reclassified certain items for earlier periods to conform with its current structure. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included.

2. Inventories are principally raw materials (primarily newsprint).

3. Due to the continuation of challenging business conditions in the second quarter of 2008 and the market’s perception of the value of media company stocks at that time, the Company performed an interim impairment assessment as of June 29, 2008 that resulted in the Company recording impairment in that quarter. The Company performed its annual impairment test at the beginning of the fourth quarter of 2008 with no additional impairment indicated. However, business conditions worsened during the fourth quarter of that year, and the market’s perception of the value of media company stocks deteriorated further resulting in both another interim impairment test and additional impairment as of December 28, 2008. As 2009 progressed, it became clear that the anticipated economic recovery would be delayed, leading the Company to perform a second-quarter interim impairment test, with no impairment indicated. Several developments in the third quarter of 2009 had relevance for purposes of impairment testing. First, at the beginning of the quarter the Company changed its structure from one organized by division (media platform) to one organized primarily by geographic market (see Note 7). At the same time, the Company reallocated goodwill in accordance with the new market structure. Second, the market’s perception of the value of media stocks rose considerably, which contributed to an increase of approximately $50 million in the estimated fair value of all of the Company’s reporting units in total. Third, there were signs of the economy bottoming out. Continued lackluster consumer spending in the quarter resulted in further ad revenue erosion, and the Company’s expectation regarding a recovery in ad spending was delayed into 2010. These factors, together with the more granular testing required by accounting standards as a result of the Company’s new reporting structure, resulted in the recognition of additional impairment from the third-quarter impairment test.

For all impairment tests, the Company compares the carrying value of the reporting unit or asset tested to its estimated fair value. The fair value is determined using the estimated discounted and undiscounted cash flows expected to be generated by the assets along with, where appropriate, market inputs. The determination of fair value requires the use of significant judgment and estimates about assumptions that management believes are appropriate in the circumstances although it is reasonably possible that actual performance will differ from these assumptions. These assumptions include those relating to revenue growth, compensation levels, newsprint prices, discount rates and market trading multiples for broadcast and newspaper assets.

As a result of the testing in the second quarter of 2008, the Company recorded non-cash impairment charges related to goodwill in the Publishing Division of $512 million, FCC licenses in the Broadcast Division of $198 million, network affiliation agreements in the Broadcast Division of $67 million, trade names in the Broadcast Division of $0.5 million, and certain investments (whose impairment was other than temporary) and

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

assets held for sale of $4.4 million. The pretax charge totaled $782 million ($532 million after-tax) and was included on the line items “Goodwill and other asset impairment” and “Impairment of and gain (loss) on investments” on the Consolidated Condensed Statements of Operations.

As a result of the testing performed in the third quarter of 2009, the Company recorded non-cash impairment charges related to goodwill totaling approximately $66 million and FCC licenses, network affiliation and other intangibles of approximately $18 million. The pretax charge totaled $84 million and was recorded on the “Goodwill and other asset impairment” line. The after-tax impact is subject to limitations as discussed more fully in Note 4. As of the end of the third quarter, the after-tax impairment charge was approximately $65 million.

The following table shows the change in the gross carrying amount and the accumulated amortization for intangible assets and goodwill from December 28, 2008 to September 27, 2009, including the current-year impairment charge:

	December 28, 2008		Change			September 27, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Acquisitions/Other	Amortization expense	Impairment charge[1]	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets (including network affiliation, advertiser, programming and subscriber relationships):
Virginia/Tennessee	$55,326	$41,130		$939	$-	55,326	42,069
Florida	1,055	1,055		-	-	1,055	1,055
Mid-South	84,048	57,483		3,216	-	84,048	60,699
North Carolina	15,347	9,591		430	(3,416)	11,931	10,021
Ohio/Rhode Island	9,157	4,506		268	-	9,157	4,774
Advert. Serv. & Other	6,614	2,581		509	-	6,614	3,090

Total	$171,547	$116,346	$-	$5,362	$(3,416)	$168,131	$121,708

Indefinite-lived intangible assets:
Goodwill[2]:
Virginia/Tennessee	$104,925		-		(8,200)	$96,725
Florida	43,123		-		-	43,123
Mid-South	137,775		(26)		(19,596)	118,153
North Carolina	43,225		-		(22,329)	20,896
Ohio/Rhode Island	76,576		-		(15,168)	61,408
Advert. Serv. & Other	15,846		(126)		(1,008)	14,712

Total goodwill	421,470		(152)		(66,301)	355,017
FCC licenses
Virginia/Tennessee	26,211		-		(6,211)	20,000
Mid-South	96,945		-		(3,251)	93,694
North Carolina	28,733		-		(4,733)	24,000
Ohio/Rhode Island	36,004		-		-	36,004

Total FCC licenses	187,893		-		(14,195)	173,698
Other	2,172		-		-	2,172

Total	$611,535		$(152)		$(80,496)	$530,887

[1]	Additionally, $308 thousand of certain publishing licenses that were included in Other Assets on the accompanying balance sheet were written off.
[2]	The beginning balance for goodwill by market was based on a fair-value allocation upon adoption of the new structure at the beginning of the third quarter.

The fair value measurements determined for purposes of performing the Company’s impairment tests are considered to be Level 3 under the fair value hierarchy because they required significant unobservable inputs to be developed using estimates and assumptions determined by the Company and reflecting those that a market participant would use. Following the impairment charge as of September 27, 2009, approximately 30% of the Company’s goodwill and 45% of its FCC licenses are measured at fair value.

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

After considering the impairment charge, intangibles amortization expense is projected to be approximately $7 million in 2009, decreasing to $6 million in 2010 and 2011, $3 million in 2012 and $2 million in 2013.

4. For both the third quarter and first nine months of 2009, the Company’s income tax benefit on income from continuing operations had an unusual relationship to its pretax loss due to the Company’s net-deferred tax asset position, required valuation allowance and intraperiod tax allocation rules. Through the first nine months of 2009, in addition to any period-specific items, the tax benefit on continuing operations was limited to the amount of income tax expense that was attributable to discontinued operations and other comprehensive income items which, in combination with the amounts recorded through the first six months of the year, resulted in a 21.6 percent tax rate for the third quarter. The tax rate for the nine-month period was 28.8 percent. Net-of-tax amounts presented in the Form 10-Q are subject to change for the full year based on final relative amounts of other comprehensive income, discontinued operations and continuing operations.

Due to the requirements of accounting interpretations related to the Company’s income tax situation, the Company anticipates recording additional deferred tax valuation allowance of approximately $30 million, $25 million and $23 million in 2010, 2011, and 2012, respectively. This additional valuation allowance will be recorded as a non-cash charge to income tax expense. A description of the situation and events that would alter it are described in the paragraphs that follow.

As of December 28, 2008, the Company established a valuation allowance against its deferred tax assets of $47.6 million. The Company must evaluate the recoverability of its deferred tax assets each quarter by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. Due to the 2008 impairment charges, the Company had a cumulative financial reporting loss (when considering the current and two preceding years) and, therefore, under applicable accounting interpretations, could not consider expectations of future income to utilize the deferred tax assets. Other sources of income, such as income available in a carryback period, future reversal of existing temporary differences, or available tax planning strategies were taken into consideration; however, a valuation allowance was deemed necessary. While the Company has continued to make adjustments each quarter of 2009 to its deferred tax valuation allowance, these same basic considerations regarding the recoverability of deferred tax assets remained essentially in place. At the end of the third quarter, the Company’s deferred tax asset valuation allowance stood at $62.5 million.

With the passage of time, the Company will continue to generate additional deferred tax assets and liabilities related to its amortization of acquired intangible assets for tax purposes (e.g., tax amortization is expected to be approximately $76.9 million in 2010). These long-lived intangible assets are not amortized for financial reporting purposes under accounting standards applicable to accounting for goodwill and other intangible assets. Therefore, the tax amortization in 2010 will give rise to a temporary difference, and a tax liability of approximately $30 million, which will only reverse at the time of a further impairment or ultimate sale of the underlying intangible assets. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore, the tax liability cannot be used to offset the deferred tax asset related to the net operating loss (NOL) carryforward for tax purposes that this same amortization will generate. In accounting literature parlance, this “naked credit” (a deferred tax liability that cannot be used to offset deferred tax assets) can give rise to the need for additional valuation allowance.

The anticipated additional income tax expense for 2010, 2011, 2012 would be altered by an event supporting reversal of a portion or all of the Company’s valuation allowance. Examples of such an event include:

•	Congress expanding the NOL carryback provisions, as contemplated by certain current budget proposals,

•	Additional impairment writedowns or sales of the underlying intangible assets,

•	Generation of sufficient income to support the realization of the Company’s deferred tax assets, or

•	The passage of time coupled with the achievement of positive cumulative financial reporting income (interpreted in accounting literature as the current and two preceding years).

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In 2009, the Company does not expect a significant temporary difference related to the tax amortization of intangible assets due to the $84 million impairment charge recognized in the third quarter. Therefore, no valuation allowance related to “naked credits” will be present in 2009.

5. In the first quarter of 2008, the Company had five held-for-sale television stations which were classified as discontinued operations. During 2008, the Company completed the sale of four of those TV stations in three transactions: WTVQ in Lexington, Kentucky; WMBB in Panama City, Florida, along with KALB/NALB in Alexandria, Louisiana; and WNEG in Toccoa, Georgia. The Company recognized an after-tax loss of $11.3 million in the first quarter of 2008 related to these divestitures. In the second quarter of 2009, the Company completed the sale of WCWJ in Jacksonville, Florida. The Company has recorded an after-tax gain of $4.8 million related to this divestiture. In the third quarter of 2009, the Company sold a magazine and its related website that were part of the Virginia/Tennessee Market recognizing an after-tax gain of $0.3 million. Results of discontinued operations are presented below for the third quarter and first nine months of 2009 and 2008:

	Quarter Ended		Nine Months Ended
(In thousands)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Revenues	$584	$3,884	$4,084	$21,717
Costs and expenses	565	3,193	3,927	17,593

Income before income taxes	19	691	157	4,124
Income taxes	117	269	61	1,608

Income (loss) from discontinued operations	$(98)	$422	$96	$2,516

6. The following table includes information about the carrying values and estimated fair values of the Company’s financial instruments at September 27, 2009 and December 28, 2008:

	September 27, 2009		December 28, 2008
(In thousands)	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Assets
Investments
Trading	$297	$297	$243	$243

Liabilities
Long-term debt:
Revolving credit facility	418,378	400,896	425,000	425,000
Bank term loan	287,264	275,261	300,000	300,000
Bank lines	-	-	5,000	5,000
Interest rate swaps	16,747	16,747	22,723	22,723

Trading securities held by the Supplemental 401(k) plan are carried at fair value and are determined by reference to quoted market prices. The fair value of the long-term debt in the chart above was estimated using discounted cash flow analyses and an estimate of the Company’s bank borrowing rate (by reference to publicly traded debt rates as of September 27, 2009) for similar types of borrowings. The interest rate swaps are carried at fair value based on a discounted cash flow analysis (predicated on quoted LIBOR prices) of the estimated amounts the Company would have received or paid to terminate the swaps. Under the fair value hierarchy, the Company’s trading securities fall under Level 1 (quoted prices in active markets), and its interest rate swaps and long-term debt fall under Level 2 (other observable inputs).

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In the third quarter of 2006, the Company entered into several interest rate swaps as part of an overall strategy to manage interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR. These interest rate swaps were designated cash flow hedges with notional amounts totaling $300 million; swaps with notional amounts of $100 million matured in August of 2009 and swaps with notional amounts of $200 million will mature in 2011. Changes in cash flows of the interest rate swaps offset changes in the interest payments on the Company’s long-term debt. These swaps effectively convert the Company’s variable rate bank debt to fixed rate debt with a weighted average interest rate approximating 7.4% at September 27, 2009, based on margins at that date. The following table includes information about the Company’s derivative instruments as of September 27, 2009.

(In thousands)
Derivatives designated as hedging instruments	Balance sheet location	Fair Value	Amount of pretax derivative gain recognized in OCI in 2009
Interest rate swaps	Other liabilities and deferred credits	$16,747	$5,976

7. The Company is a diversified communications company located primarily in the southeastern United States. Effective at the beginning of the third quarter, the Company changed its management structure, shifting from its three-division structure (Publishing, Broadcast, and Interactive Media) to five geographic segments (Virginia/Tennessee, Florida, Mid-South, North Carolina, Ohio/Rhode Island) along with a sixth segment that includes interactive advertising services and certain other operations. This change was undertaken to more closely connect the Company to its customers and non-customers, to accelerate its Web-first strategy, to speed decision-making, and to create and serve new market opportunities. The Company has reclassified the corresponding items of segment information for earlier periods to conform with its current structure.

Revenues for the geographic markets include revenues from 18 network-affiliated television stations and associated Web sites, 21 daily newspapers and associated Web sites, more than 200 specialty publications that include weekly newspapers and niche publications and the Web sites that are associated with many of these specialty publications. Revenues for the sixth segment, Advertising Services & Other, are generated by three interactive advertising services companies and certain other operations including a broadcast equipment and studio design company.

Management measures segment performance based on profit or loss from operations before interest, income taxes, and acquisition related amortization. Amortization of acquired intangibles is not allocated to individual segments although the intangible assets themselves are included in identifiable assets for each segment. Intercompany sales are primarily accounted for as if the sales were at current market prices and are eliminated in the consolidated financial statements. Certain promotion in the Company’s newspapers and television stations on behalf of its online shopping portal are recognized based on incremental cost. The Company’s reportable segments are managed separately, largely based on geographic market considerations and a desire to provide services to customers regardless of the media platform or any difference in the method of delivery. In certain instances, operations have been aggregated based on similar economic characteristics.

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the Company’s current and prior-period financial performance by segment:

(In thousands)	Revenues	Depreciation & Amortization	Operating Profit (Loss)
Three Months ended in September 27, 2009
Virginia/Tennessee	$47,980	$(3,380)	$10,674
Florida	36,519	(2,076)	524
Mid-South	35,513	(3,364)	5,479
North Carolina	18,946	(1,703)	1,430
Ohio/Rhode Island	12,314	(849)	2,509
Advertising Services & Other	7,160	(209)	1,529
Eliminations	(424)	-

			22,145
Unallocated amounts:
Acquisition intangibles amortization		(1,775)	(1,775)
Corporate expense		(1,525)	(4,752)

	$158,008	$(14,881)

Interest expense			(10,489)
Net gain on sale of investments			910
Gain on insurance recovery			1,915
Goodwill and other asset impairment			(84,220)
Other			(784)

Consolidated loss from continuing operations before income taxes			$(77,050)

Three Months ended in September 28, 2008
Virginia/Tennessee	$56,273	$(3,452)	$10,890
Florida	47,261	(2,553)	1,205
Mid-South	41,181	(3,547)	6,222
North Carolina	25,974	(1,788)	3,900
Ohio/Rhode Island	15,928	(815)	4,694
Advertising Services & Other	6,656	(226)	833
Eliminations	(335)	-	(146)

			27,598
Unallocated amounts:
Acquisition intangibles amortization		(2,986)	(2,986)
Corporate expense		(1,479)	(8,692)

	$192,938	$(16,846)

Interest expense			(9,962)
Net gain on sale of investments			1,375
Gain on insurance recovery			500
Other			1,661

Consolidated income from continuing operations before income taxes			$9,494

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands)	Revenues	Depreciation & Amortization	Operating Profit (Loss)
Nine months ended in September 27, 2009
Virginia/Tennessee	$145,408	$(10,525)	$24,033
Florida	116,386	(6,266)	(2,313)
Mid-South	106,252	(10,152)	12,516
North Carolina	57,601	(5,095)	1,355
Ohio/Rhode Island	36,014	(2,541)	5,245
Advertising Services & Other	19,963	(657)	2,894
Eliminations	(1,093)	2	(46)

			43,684
Unallocated amounts:
Acquisition intangibles amortization		(5,361)	(5,361)
Corporate expense		(4,661)	(20,014)

	$480,531	$(45,256)

Interest expense			(31,718)
Net gain on sale of investments			701
Gain on insurance recovery			1,915
Goodwill and other asset impairment			(84,220)
Other			(971)

Consolidated loss from continuing operations before income taxes			$(95,984)

(In thousands)	Assets	Capital Expenditures
Virginia/Tennessee	$315,447	$3,600
Florida	143,110	602
Mid-South	379,045	1,742
North Carolina	105,729	1,837
Ohio/Rhode Island	138,172	1,331
Advertising Services & Other	39,393	106
Corporate	60,254	2,407

Consolidated total	$1,181,150	$11,625

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands)	Revenues	Depreciation & Amortization	Operating Profit (Loss)
Nine months ended in September 28, 2008
Virginia/Tennessee	$174,973	$(11,534)	$31,270
Florida	151,471	(7,398)	(507)
Mid-South	126,883	(11,115)	17,383
North Carolina	76,948	(5,336)	7,057
Ohio/Rhode Island	43,543	(3,085)	7,041
Advertising Services & Other	19,272	(588)	474
Eliminations	(1,914)	8	(999)

			61,719
Unallocated amounts:
Acquisition intangibles amortization		(10,768)	(10,768)
Corporate expense		(4,379)	(30,166)

	$591,176	$(54,195)

Interest expense			(32,799)
Impairment of and net loss on investments			(4,586)
Gain on insurance recovery			3,250
Goodwill and other asset impairment			(778,318)
Other			334

Consolidated loss from continuing operations before income taxes			$(791,334)

8. Beginning in January 2009, the Company determined that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are to be included in the computation of earnings per share. The Company adjusted the prior-period earnings per share calculation which resulted in a $.01 per share change in the third quarter and a $.02 per share change in the nine-month period of 2008. There were approximately 26,000 securities that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period presented. The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Quarter Ended September 27, 2009			Quarter Ended September 28, 2008
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic and Diluted EPS:
Income (loss) from continuing operations	$(60,380)			$5,725
Distributed and undistributed earnings attributable to participating securities	-			(186)

Income (loss) from continuing operations available to common stockholders	$(60,380)	22,273	$(2.71)	$5,539	22,101	$0.25

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Nine Months Ended September 27, 2009			Nine Months Ended September 28, 2008
(In thousands, except per share amounts)	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic and Diluted EPS:
Income (loss) from continuing operations	$(68,359)			$(537,536)
Distributed earnings attributable to participating securities	-			(455)

Loss from continuing operations available to common stockholders	$(68,359)	22,236	$(3.07)	$(537,991)	22,096	$(24.35)

9. The following table provides the components of net periodic employee benefits expense for the Company’s benefit plans for the third quarter and first nine months of 2009 and 2008:

	Quarter Ended
	Pension Benefits		Other Benefits
(In thousands)	Sept 27, 2009	Sept 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Service cost	$118	$236	$50	$104
Interest cost	5,890	6,531	617	753
Expected return on plan assets	(5,814)	(6,474)	-	-
Amortization of prior-service (credit)/cost	(101)	(13)	424	430
Amortization of net loss/(gain)	238	1,381	(280)	(94)
Curtailment gain	(2,050)	-	-	-

Net periodic benefit (credit)/cost	$(1,719)	$1,661	$811	$1,193

	Nine Months Ended
	Pension Benefits		Other Benefits
(In thousands)	Sept 27, 2009	Sept 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Service cost	$450	$708	$175	$311
Interest cost	18,298	19,592	1,884	2,258
Expected return on plan assets	(17,868)	(19,423)	-	-
Amortization of prior-service (credit)/cost	(193)	(40)	1,298	1,291
Amortization of net loss/(gain)	2,285	4,145	(785)	(283)
Curtailment gain	(2,000)	-	-	-

Net periodic benefit cost	$972	$4,982	$2,572	$3,577

In the second quarter of 2009, the Company amended its plans so that future retirement benefits under the retirement, ERISA Excess and Executive Supplemental Retirement plans will now be based on final average earnings as of May 31, 2009. Service accruals under the retirement and ERISA Excess plans ceased at the beginning of 2007 and the retirement plan was closed to new participants at that time, but benefits had been allowed to grow based on future compensation. The second-quarter amendments resulted in curtailments of the retirement and ERISA Excess plans, for which the Company recorded a net curtailment charge of $50,000 and adjusted Other Comprehensive Income (“OCI”) by $59 million pretax due to the remeasurement. In the third quarter of 2009, the Company further amended the Executive Supplemental Retirement Plan so that service provided after January 31, 2010 will not increase a participant’s benefit. The third-quarter amendment resulted in a curtailment of the Executive Supplemental Retirement Plan, for which the Company recorded a curtailment gain of $2 million and adjusted OCI by $7 million pretax. As a result of these actions, all three plans are effectively frozen. These changes did not affect the benefits of current retirees.

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. The Company’s comprehensive income (loss) consisted of the following:

	Quarter Ended		Nine Months Ended
(In thousands)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Net income (loss)	$(62,462)	$6,147	$(63,127)	$(546,320)
Unrealized (loss) gain on derivative contracts (net of deferred taxes)	(165)	(111)	3,807	1
Change in pension and postretirement (net of deferred taxes)	(21,172)	-	31,720	1,812

Comprehensive income (loss)	$(83,799)	$6,036	$(27,600)	$(544,507)

11. The Company accrues severance expense when payment of benefits is both probable and the amount is reasonably estimable. The Company records severance expense in the “Employee compensation” line item on the Consolidated Condensed Statements of Operations related to involuntary employee terminations. Workforce reductions were in response to the deepening economic recession and the Company’s continuing efforts to align its costs with available revenues. The Company recorded severance expense of $200 thousand and $6.2 million in the third quarter and first nine months of 2009, as compared to $4.8 million in the first nine months of 2008. The following table represents a summary of severance activity by segment (in thousands) for the nine months ended September 27, 2009. Accrued severance costs are included in “Accrued expenses and other liabilities” on the Consolidated Condensed Balance Sheets:

(In thousands)	Virginia / Tennessee	Florida	Mid-South	North Carolina	Ohio/Rhode Island	Advertising Services & Other	Corporate	Consolidated

Accrued Severance - December 28, 2008	$870	$1,522	$1,086	$383	$907	$221	$167	$5,156

Severance Expense	2,487	2,064	371	624	299	315	80	6,240

Severance Payments	(3,293)	(3,573)	(1,457)	(1,007)	(1,195)	(536)	(247)	(11,308)

Accrued Severance - September 27, 2009	$64	$13	$-	$-	$11	$-	$-	$88

12. The FCC has mandated a reallocation of a portion of the broadcast spectrum to others, including Sprint/Nextel. According to the FCC order, broadcasters must surrender their old equipment to prevent interference within a narrowed broadcasting frequency range. In exchange for the relinquished equipment, Sprint/Nextel has been providing broadcasters with new digital equipment and reimbursing associated out-of-pocket expenses. The Company recorded gains of $1.7 million and $1.9 million in the third quarters of 2009 and 2008, respectively, and gains of $2.6 million and $3.9 million for the first nine months of 2009 and 2008, respectively, in the line item “Selling, general and administrative” on the Consolidated Condensed Statements of Operations. The Company’s television stations have now substantially completed the replacement of equipment; therefore the Company does not expect further gains of any significance under the program.

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. In the second quarter of 2008, the Company and its two equal partners completed the sale of SP Newsprint Company to White Birch Paper Company. The sale generated proceeds of approximately $60 million which were used to reduce debt and pay income taxes in 2008. In the second quarter of 2009, a small adverse adjustment related to working capital was recognized, and in the third quarter of 2009, a favorable resolution of a retained liability for an income tax dispute at SP Newsprint was recorded.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company is a diversified communications company located primarily in the southeastern United States. Effective at the beginning of the third quarter of 2009, Media General changed its management structure from three platform-based divisions to five geographic market segments and a sixth segment that includes the Company’s interactive advertising services and certain other operations. This change was undertaken to more closely connect the Company to its customers and non-customers, to accelerate its Web-first strategy, to speed decision-making, and to create and serve new market opportunities. This market-based approach is a natural extension of the Company’s mission, which is to be the leading provider of high-quality news, information and entertainment in the Southeast by continually building its position of strength in strategically located markets.

The following map shows the locations and composition of the Company’s operating assets within its new management structure.

Media General, Inc. Markets

State Color Code

- OH/RI Market
- VA/TN Market
- NC Market
- Mid-South (SC/GA/AL/MS) Market
- FL Market

Columbus
Culpeper
Charlottesville
Lynchburg
Richmond
Roanoke
Danville
Bristol
Eden
Reidsville
Johnson City
Winston-Salem
Marion
Raleigh
Asheville
Morganton
Statesville
Hickory
Concord/Kannapolis
Spartanburg/Greenville
Birmingham
Augusta
Charleston
Opelika/Auburn
Columbus
Jackson
Enterprise
Dothan
Hattiesburg
Marianna
Brooksville
Tampa
Sebring
Daily Newspapers
Television Stations
Web Sites
Weekly Newspapers

Advertising Services & Other **(Growth and Performance)**

Blockdot, Dallas, Texas

DealTaker.com, Plano, Texas

NetInformer, San Ramon, California

Professional Communications Services, Tampa, Florida

Media General Innovative Solutions, Richmond, Virginia

RESULTS OF OPERATIONS

The Company recorded a net loss of $62.5 million ($2.80 per share) and $63.1 million ($2.84 per share) in the third quarter of 2009 and the first nine months of the year, as compared to net income of $6 million ($.27 per share) in the equivalent prior-year quarter and a net loss of $546.3 million ($24.75 per share) in the first nine months of 2008. Embedded within these results are two areas which merit separate discussion: discontinued operations and impairment charges. The Company sold four TV stations and their associated Web sites in 2008: WTVQ in Lexington, Kentucky, WMBB in Panama City, Florida, KALB/NALB in Alexandria, Louisiana, and WNEG in Toccoa, Georgia. The Company completed the sale of its final held-for-sale station, WCWJ in Jacksonville, Florida, in the second quarter of 2009. Additionally, in the third quarter of 2009, the Company sold a small business magazine. The Company recognized an after-tax gain of $5.1 million in the first nine months of 2009 and an after-tax loss of $11.3 million in 2008 related to these divestitures. See Note 5 of this Form 10-Q for a further discussion of discontinued operations. Additionally, the Company recorded after-tax non-cash impairment charges of $64.8 million in the third quarter of 2009 and $532 million in the second quarter of 2008. For a complete discussion of these impairment charges, see the Impairment section in this MD&A and Note 3 of this Form 10-Q. The remainder of this discussion focuses only on results from continuing operations.

In the third quarter of 2009, the Company had a loss from continuing operations of $60.4 million as compared to income from continuing operations of $5.7 million in the equivalent quarter of 2008; excluding the impairment charge in 2009 and applying a 39% effective tax rate, income from continuing operations was $4.4 million in the third quarter. An 18% decrease in quarter-over-quarter revenues was the primary reason for the decline in income from continuing operations. Successful cost containment efforts resulted in a 19% reduction in operating costs, which softened the impact of lower revenues as the advertising environment remained challenging. Savings were achieved through a combination of actions, including a mandatory employee furlough program, the suspension of the company match on the 401(k) plan, and lower employee counts, all of which all led to reduced compensation costs, and through a 41% decline in intangibles amortization expense (due to the 2008 impairment write-downs of network affiliation agreement intangibles) and decreased newsprint expense. The quarterly results were aided by gains from the following: $2 million from implementing a final freeze on a retirement plan, $1.9 million from an insurance recovery, and $.9 million from a favorable tax ruling related to a retained liability from the sale of SP Newsprint. In order to facilitate meaningful quarter-over-quarter comparisons, it is appropriate to note that the third quarter of 2008 also included a $1 million reduction in the previously reported loss on the sale of SP Newsprint and a $.5 million gain associated with a separate insurance recovery.

The Company recorded a loss from continuing operations of $68.4 million in the first nine months of 2009 as compared to a loss of $537.5 million in 2008; excluding the after-tax impairment charges in both periods, the losses from continuing operations were $3.6 million and $5.5 million, respectively. As with the quarter, significantly lower operating costs were instrumental in offsetting a large portion of a 19% decrease in revenues; cost savings were achieved for reasons similar to those in the third quarter including, the furlough program, the absence of the company match on the 401(k) plan, workforce reductions, lower intangibles expense, and lower newsprint costs. Additionally, various gains played a role in year-over-year comparisons such as: a $2 million gain in 2009 associated with a final freeze on a retirement plan; a $.7 million net gain in the first nine months of 2009 due primarily to a favorable tax ruling in connection with a retained liability from the 2008 sale of SP Newsprint as compared to a $1.6 million loss in 2008; and a $1.9 million gain in the first nine months of 2009 associated with an insurance recovery, as compared to a $3.3 million gain for a separate event in the equivalent period of 2008.

MARKET RESULTS

As previously mentioned, the third quarter of 2009 marks the beginning of the Company’s shift from three platform-based divisions to five geographic market segments and a sixth segment that includes the Company’s interactive advertising services and certain other operations; collectively, they contain all of the operations that were formerly part of the Publishing, Broadcast and Interactive Media segments. The geographically-managed segments include: Virginia/Tennessee, Florida, Mid-South, North Carolina, and Ohio/Rhode Island.

Revenues

As part of this reorganization, revenues have been grouped primarily into five major categories: Local (including the category that was formerly Retail in the Publishing Division), National, Political (which includes Political advertising as was traditionally reported), Classified, and Subscription/Content/Circulation (which includes newspaper circulation, broadcast retransmission revenues, and interactive subscription and content revenues). The following chart summarizes the period-over-period changes in these select revenue categories:

Change in Market Revenues by Major Category

2009 versus 2008

	Q3 Change		Year-to-date Change
(In thousands)	Amount	Percent	Amount	Percent
Local	$(19,308)	(19.6)	$(60,441)	(20.0)
National	(8,130)	(23.6)	(23,131)	(21.8)
Political	(5,941)	(79.5)	(12,230)	(83.1)
Classified	(10,583)	(31.9)	(39,005)	(35.6)
Subs/Content/Circulation	5,113	30.5	13,481	26.7

While the tough advertising environment played a significant role in lower Local and National advertising revenues, period-over-period comparisons were also directly affected by the 2008 Summer Olympics which generated $12.5 million from time sales in the third quarter of that year. Political revenues were also down substantially from last year, as expected in this off-election year; markets which have a higher mix of broadcast stations over newspapers were obviously more affected by this category. Classified advertising was hampered by continued softness in the auto, real estate and employment categories. However, Subscription/Content/Circulation revenues made meaningful progress as a rise in cable and satellite retransmission revenues contributed approximately two-thirds of the growth and an increase in newspaper circulation (the result of higher rates) was responsible for the remainder.

Revenues in the Virginia/Tennessee Market fell 15% and 17% in the third quarter and first nine months of 2009 as compared to equivalent prior-year periods. Decreased Local and Classified advertising were the largest reasons for the period-over-period declines, driven by the current recession-induced environment. Partially offsetting weak advertising revenues were strong Subscription/Content/Circulation revenues which showed solid growth due to rate increases across all newspapers as well as to excellent broadcast retransmission revenues.

Revenues in the Florida Market were down 23% in both the quarter and year-to-date of 2009 from comparable 2008 periods. Local advertising declined 24% in both the quarterly and year-to-date periods of 2009 on weakness in the department store and home furniture categories. Classified advertising continued to show declines due to the erosion of employment, real estate and automotive advertising. As anticipated, Political advertising was almost nonexistent in 2009 as compared to $2.1 million and $3.1 million in the third quarter and first nine months of last year.

Revenues in the Mid-South Market fell 14% and 16% in the third quarter and first nine months of 2009 as compared to equivalent 2008 periods. Local advertising was down farthest from the prior-year levels (15% in the quarter and 19% in the year-to-date), with decreased National and Political revenues comprising the majority of the remaining shortfall. Following the trend, strong Subscription/Content/Circulation revenues partially offset the other revenue shortfalls.

Revenues in the North Carolina Market declined 27% and 25% in the third quarter and year-to-date of 2009 from the same periods of 2008. While cutbacks from advertisers in nearly all categories contributed to the revenue decrease, the most significant declines occurred in Local, Classified, National and Political advertising. Following the trend, improved Subscription/Content/Circulation revenues partially offset the other revenue shortfalls.

Revenues in the Ohio/Rhode Island Market decreased 23% and 17% in the third quarter and first nine months of 2009 from comparable prior-year periods. This is the Company’s only geographic market which does not include any newspapers and is consequently less influenced by Classified advertising, but more affected by the ebb and flow of Political and Olympic revenues in corresponding odd and even-numbered years. Local advertising was down 22% and 18% in the third quarter and first nine months of 2009, with lower National and Political advertising comprising the remainder of the period-over-period declines. As with all of the other geographic markets, Subscription/Content/Circulation revenues showed increases and partially offset lower advertising revenues.

Operating Expenses

Cost-containment efforts aimed at reducing the cost structure of the Company have been successful as evidenced by a 19% reduction in operating expenses (excluding impairment charges) in both the third quarter and first nine months of 2009 from equivalent prior-year periods. At the end of the third quarter, the Company had 770 fewer full-time equivalent employees than last year. Compensation costs declined 17% in the quarter and 21% in the first nine months of 2009 due to lower employee counts, the elimination of positions at most locations, lower commissions, the consolidation of certain production facilities, and savings from mandatory unpaid furlough days (discussed in further detail in the Liquidity section of this MD&A). Additionally, newsprint expense fell 54% in the third quarter due to a 36% reduction in consumption, from both lower volumes and conservation efforts, and a 27% price decrease. Newsprint costs were down 30% in the first nine months of 2009 as the result of a 31% decline in consumption, minimally offset by a 3% rise in price.

Operating expenses in the Virginia/Tennessee Market decreased 19% and 16% in the third quarter and first nine months of 2009 from those same periods in 2008. The largest portion of this decrease was attributable to lower compensation expense; reduced newsprint cost was responsible for a substantial part of the remaining decrease.

Operating expenses in the Florida Market were down 22% in both the third quarter and year-to-date period of 2009 as compared to equivalent prior-year periods. There were similar reasons for the declines as discussed in the Virginia/Tennessee Market.

Operating expenses in the Mid-South Market fell 15% in both the current quarter and first nine months of 2009 from similar periods in 2008. The majority of the savings came from lower compensation cost. This market has a heavier mix of broadcast stations than newspapers and therefore, while newsprint costs were down, they were proportionally less significant to the overall cost savings than in other markets.

Operating expenses in the North Carolina Market declined 21% in the third quarter and 20% in the first nine months of 2009 as compared to 2008’s third quarter and year-to-date period. Approximately half of the savings in both the quarter and year-to-date were realized from lower compensation cost. Lower newsprint costs combined with reduced departmental spending contributed the remaining savings.

Operating expenses in the Ohio/Rhode Island Market were down 14% and 16% in the quarter and first nine months of the current year from similar 2008 periods due primarily to lower compensation cost. The remaining savings were achieved primarily through concerted efforts to control discretionary spending. Newsprint was not a factor as the Company does not operate any newspapers in the Ohio/Rhode Island Market.

Advertising Services and Other

Advertising Services & Other (ASO) primarily includes:

•	Blockdot - a leading advergaming business;

•	Dealtaker.com - an online social shopping portal that was acquired at the beginning of the second quarter of 2008;

•	NetInformer - a leading provider of mobile advertising and marketing services purchased in the fourth quarter of 2008;

•	Production Services - comprised primarily of a provider of broadcast equipment and studio design services.

Revenues in ASO rose 8% and 4% in the third quarter and first nine months of 2009 over equivalent prior-year periods. Blockdot exhibited solid improvement in its advergaming revenues as a result of successful sales initiatives in both the third quarter and first nine months of the year. Dealtaker.com produced strong revenue growth (particularly in the first nine months of 2009 as compared to 2008 when its results included only six months of ownership) reflecting increased traffic and visitors buying from merchant sites. Production Services’ revenues declined as installation and service sales struggled to meet prior-year levels.

Operating expenses were down 3% and 9% in the third quarter and first nine months of 2009 from the equivalent prior-year periods due primarily to lower compensation costs. Additionally, lower cost of goods sold was in line with the previously mentioned reduced volume of work at Production Services.

Operating Profit (Loss)

The following chart shows operating profit by market for the third quarter and first nine months of 2009 and 2008; the period-over-period movement in market operating profit was driven by the underlying fluctuations in revenue and expense as detailed in the previous discussion.

Change in Market Operating Profits

2009 versus 2008

	Q3 Change		Year-to-date Change
(In thousands)	Amount	Percent	Amount	Percent
Virginia/Tennessee	$(216)	(2.0)	$(7,237)	(23.1)
Florida	(681)	(56.5)	(1,806)	356.2
Mid-South	(743)	(11.9)	(4,867)	(28.0)
North Carolina	(2,470)	(63.3)	(5,702)	(80.8)
Ohio/Rhode Island	(2,185)	(46.5)	(1,796)	(25.5)
Adv. Services & Other	696	83.6	2,420	510.5
Eliminations/Disc. Ops	146	100.0	953	95.4

Total	$(5,453)	(19.8)	$(18,035)	(29.2)

In the third quarter of 2009, the North Carolina and Ohio/Rhode Island Markets were responsible for the majority of the operating profit shortfall from last year’s third quarter. Lower operating expenses in these markets were unable to overcome decreased revenues. While both markets were impacted by reduced advertising revenues, particularly Local, the Ohio/Rhode Island Market was particularly hard-hit by the absence of Olympic-generated revenues and the virtual absence of Political advertising. The remaining geographic markets showed less severe quarter-over-quarter declines, as lower revenues at these locations were tempered with reduced operating costs. Lower compensation and newsprint costs helped the Virginia/Tennessee Market to almost achieve its prior-year operating profit level.

In the first nine months of 2009, the Virginia/Tennessee, North Carolina, and Mid-South Markets contributed the largest portion of the year-over-year operating profit shortfall. Anemic Local advertising was the common thread among these markets, while depressed Classified revenues at the Virginia/Tennessee and North Carolina Markets contributed as well. The Florida and Ohio/Rhode Island Market showed lesser declines as a substantial portion of their reduced revenues was offset by lower compensation costs at both locations and decreased newsprint expense at the Florida Market.

INTEREST EXPENSE

Interest expense increased $.5 million in the third quarter from 2008’s same quarter due to a 50 basis point increase (to 5.7%) in the Company’s all-in borrowing rate, partially offset by an approximate $48 million decline in average debt levels. Interest expense declined $1.1 million in the year-to-date from the first nine months of 2008 due to an $87 million decline in average debt levels, partially offset by a small increase in the average interest rate to 5.6%. Proceeds from the sales of SP Newsprint and four television stations in 2008 drove the debt reduction.

In the third quarter of 2006, the Company entered into three interest rate swaps (where it pays a fixed rate and receives a floating rate) to manage interest cost and cash flows associated with variable interest rates, primarily short-term changes in LIBOR, not to trade such instruments for profit or loss. These interest rate swaps were designated cash flow hedges with notional amounts totaling $300 million; swaps with notional amounts of $100 million matured in August of 2009 and swaps with notional amounts of $200 million will mature in 2011. Changes in cash flows of the interest rate swaps offset changes in the interest payments on the Company’s borrowings. These swaps effectively convert the Company’s variable rate bank term loan to fixed rate debt with a weighted average interest rate approximating 7.4% at September 28, 2009.

IMPAIRMENT

The Company performed a goodwill impairment test for the third quarter of 2009 and recorded non-cash impairment charges related to goodwill totaling approximately $66 million and FCC licenses, network affiliation and other intangibles of approximately $18 million as a result of that testing. The pretax charge totaled $84 million and was recorded on the “Goodwill and other asset impairment” line. The impairment charges are discussed more fully in Note 3.

As a result of the third-quarter impairment test, there was a partial write-off of goodwill at three reporting units within the Mid-South Market, one reporting unit within the Ohio/Rhode Island Market, one reporting unit within the Virginia/Tennessee Market and one reporting unit within the North Carolina Market. All six of these reporting units are at risk of failing future goodwill tests because the fair value and carrying value are the same as of the end of the third quarter of 2009. Additionally, two reporting units passed the third quarter of 2009 goodwill impairment test but are at risk of failing in the future as the fair value of these reporting units exceeded the carrying value by less than 5% as of September 27, 2009. One of the reporting units at risk is located within the Mid-South Market with approximately $28 million of allocated goodwill, and the other reporting unit is located within the North Carolina Market and has approximately $7 million of allocated goodwill. The key assumptions for all reporting units with at risk goodwill include those relating to revenue growth, compensation levels, newsprint prices, discount rates and market trading multiples for broadcast and newspaper assets. If there are further market deteriorations in advertising spending or changes in key valuation assumptions, there could be a negative effect on the fair value of these reporting units.

INCOME TAXES

For both the third quarter and first nine months of 2009, the Company’s income tax benefit on income from continuing operations had an unusual relationship to its pretax loss due to the Company’s net-deferred tax asset position, required valuation allowance and intraperiod tax allocation rules. Through the first nine months of 2009, in addition to any period-specific items, the tax benefit on continuing operations was limited to the amount of income tax expense that was attributable to discontinued operations and other comprehensive income items which, in combination with the amounts recorded through the first six months of the year, resulted in a 21.6 percent tax rate for the third quarter. The tax rate for the nine-month period was 28.8 percent.

LIQUIDITY

In 2009, the Company generated net cash of $9.4 million from operating activities in the first nine months of the year. Additionally, the Company completed the sale of WCWJ, which yielded proceeds of approximately $17 million. During the year, the Company collected a $5 million note receivable related to its sale of SP Newsprint in 2008, incurred capital expenditures of $11.6 million, contributed $15 million to its retirement plan, and repaid $24.4 million of debt. Based on the general economic environment and outlook, the Company has reduced its capital spending plans by postponing various projects.

At September 27, 2009, the Company had in place a $577 million revolving credit facility and a $287 million variable-rate bank term loan facility (together the “Facilities”). The term loan is with essentially the same syndicate of banks that provides the Company’s revolving credit facility. At the end of the third quarter, there were borrowings of $418 million outstanding under the revolving credit facility and $287 million under the bank term loan. The Facilities have both interest coverage and leverage ratio covenants. Under the terms of the Facilities, the maximum leverage ratio covenant was reduced slightly for the remainder of 2009 beginning with the second quarter and will reduce again for the first three quarters of 2010; it will remain at a constant level thereafter. Also effective for the second quarter of 2009, the minimum interest coverage ratio increased slightly for the remaining term of the Facilities. These covenants, which involve debt levels, interest expense, and a rolling four-quarter calculation of EBITDA (a measure of cash earnings as defined in the revolving credit agreement), can affect the Company’s maximum borrowing capacity allowed by the Facilities (which was approximately an additional $24 million as of the end of the third quarter). Annual borrowing capacity reductions will be made based on the Company’s excess cash flow, as defined. Because the leverage ratio exceeds certain pre-established levels, the Facilities’ restrictions on dividends, capital spending, indebtedness, capital leases, and investments, are applicable. The Company was in compliance with all covenants at quarter-end and, although the covenants tighten in 2010, the Company expects to remain in compliance with them going forward by taking the steps necessary to maintain EBITDA and reduce debt. The Company’s Facilities do not mature until mid-2011, and there are no mandatory cash amortization payments prior to that time; however, the Company continuously evaluates refinancing opportunities in the bank, public, and institutional markets.

As the economy has deteriorated, the Company responded to the economic crisis with several aggressive actions to improve its cash flow. These actions included suspending the Company’s match for the 401(k) Plan for the last three quarters of 2009, implementing fifteen mandatory unpaid furlough days for substantially all employees in 2009 (four days in the first quarter, three days in the second quarter, four days in the third quarter, and four days in the fourth quarter), and the suspension of the Company’s dividend on its common stock. As discussed earlier, the Company has significantly reduced its workforce and froze benefits under its retirement plans. All of these actions will conserve cash in either the short- or long-term, or both.

In the first nine months of 2009, the Company completed the sale of WCWJ in Jacksonville, Florida and used the proceeds to reduce debt. In addition, it sold a small business magazine and certain non-core real property. The combined commitment under the Facilities is now $864 million, and the maximum borrowing capacity was approximately $24 million as of the end of the third quarter. The Company believes that internally generated funds provided by operations, together with the unused portion of the Facilities, provide it with the flexibility to manage working capital needs and finance planned capital expenditures.

OUTLOOK

The Company anticipates a continuation of the fundamental shift of business within the newspaper industry and, in response to a weakened economy, also expects revenue declines in most of its advertising categories across all markets in the fourth quarter (compared to the year-ago period). However, the Company believes there are early signs of an advertising recovery as Local and National advertising spending patterns appear to be firming somewhat, especially at the Company’s television stations. While these signs are encouraging, the Company still does not expect to fully replace the $23.4 million of Political revenues that it garnered in last year’s fourth quarter. Nonetheless, the aggressive actions aimed at dramatically reducing the Company’s cost structure are expected to more than offset the impact of lower revenues in the fourth quarter. The Company believes its new market-based structure strengthens and speeds its capacity to react to rapid changes within its business, while facilitating a web-based focus. The Company also believes that a market-based structure enhances its ability to closely connect with existing customers and creates new opportunities to reach non-customers, all of which strengthen its ability to weather the short-term while positioning Media General for long-term success.

* * * * * * * *

Certain statements in this quarterly report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to accounting estimates and assumptions, expectations regarding credit facilities, income taxes, dispositions, the impact of cost-containment measures, staff reductions, retirement plan changes, the Internet, debt compliance and general advertising levels. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “plans,” “may” and similar words, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

Some significant factors that could affect actual results include: the effect of the economic recovery on advertising demand, asset impairments, interest rates, the availability and pricing of credit and newsprint, changes to pending accounting standards, health care cost trends, a natural disaster, the level of political advertising and regulatory rulings and laws.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Annual Report on Form 10-K for the year ended December 28, 2008, details our disclosures about market risk. As of September 27, 2009, there have been no material changes in the Company’s market risk from December 28, 2008.

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

During the first nine months of 2009, the Company completed the installation and integration of a traffic and billing system at two of its largest Broadcast stations which tracks commercial time slot inventory, and should improve business processes and expand customer service opportunities. This new system is expected to be rolled out to the Company’s remaining broadcast stations over the next year.

PART II. OTHER INFORMATION

Item 2.	Issuer Purchases of Equity Securities

The following table provides information with respect to the Company’s purchase of common stock during the nine months ended September 27, 2009:

Date	Total Number of Shares Purchased (a)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 28	12,749	$2.84	-	-
July 1	8,118	$2.11	-	-

(a)	The Company withheld these shares to satisfy tax withholding obligations upon the vesting of Performance Accelerated Restricted Stock awarded under the Company’s Long-Term Incentive Plan.

Item 4.	Submission of Matters to a Vote of Security Holders

On August 17, 2009, Class B Stockholders voted in favor of ratifying Ernst & Young as the Company’s independent auditors for fiscal year 2009; 541,626 shares were present at the meeting and voted in favor; no shares were voted against or to abstain.

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

MEDIA GENERAL, INC.

DATE: November 6, 2009	/S/ MARSHALL N. MORTON
Marshall N. Morton
President and Chief Executive Officer

DATE: November 6, 2009	/S/ JOHN A. SCHAUSS
John A. Schauss
Vice President - Finance and Chief Financial Officer