Form 10-K
period 2009-12-27
MEDIA GENERAL INC
filed 2010-02-24
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting stock held by nonaffiliates of the registrant, based upon the closing price of the Company’s Class A Common Stock as reported on the New York Stock Exchange, as of June 28, 2009, was approximately $40,526,000.

The number of shares of Class A Common Stock outstanding on January 31, 2010, was 22,439,121. The number of shares of Class B Common Stock outstanding on January 31, 2010, was 551,880.

The Company makes available on its Web site, www.mediageneral.com, its audited annual financial statements, annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as soon as reasonably practicable after being electronically filed with the Securities and Exchange Commission.

Part III incorporates information by reference from the proxy statement for the Annual Meeting of Stockholders to be held on April 22, 2010.

Index to Media General, Inc.

Annual Report on Form 10-K for the Year Ended December 27, 2009

Part I

Item 1.	Business

General

Media General, Inc. (the Company) is a leading provider of proprietary local news and information over multiple media platforms in leading small- and mid-size communities throughout the Southeastern United States. The Company owns three metropolitan and 20 community newspapers and 18 network-affiliated broadcast television stations. Each newspaper and television station has a full-service associated Web site. The Company’s television stations are mostly ranked number one or two in their respective markets, and its newspapers are the number one print brand in virtually all of their respective markets. The Company’s Web sites are fast growing and attract new audience and advertisers every year.

The Company was founded in 1850 as a newspaper company in Richmond, Virginia and later diversified into broadcast television. The Company has grown through acquisition, mostly by purchasing high-quality, privately-owned local media entities in the Southeast. The Company was incorporated in Virginia and became a public company in 1969. The Company has approximately 4,700 full-time equivalent employees.

The Company’s revenues are derived mostly from advertising that is placed with its leading local media platforms that connect its advertisers to the audiences they seek to reach. The Company’s business is seasonally the strongest in the holiday-intensive fourth and second quarters.

Increasingly the Company’s online content is accessed by mobile devices, and the Company also pushes news and advertising content to mobile devices on demand. In addition, the Company has been adding new interactive advertising services to its product mix. These include interactive games used by advertisers for branding and promotion and also a Top 15 shopping and coupon Web site called DealTaker.com. The Company owns 200 specialty publications targeted at specific communities of interest and most have an associated Web site.

In 2009, the Company shifted its management structure from a product-based structure to a market-based structure. This change brought all platforms within a given market under the responsibility of a single leader. By eliminating platform-bias in decision making, the Company is accelerating its digital strategy and increasing its speed to market with customer-focused solutions. This capability is critical at a time when technology and customer preferences are constantly and rapidly changing. The Company has also moved aggressively to transform its sales force to focus on all of its platforms in a market, thereby providing a media solution to advertisers. For financial information related to the Company’s segments, see Note 6 in Item 8 of this Form 10-K. Additional information related to each of the Company’s segments is included below.

Geographic Operations

The Company’s geographic operations as of December 27, 2009, included newspapers, television stations and Web sites in contiguous markets as shown on the following map:

Virginia/Tennessee

The Virginia/Tennessee Market consists of eight daily newspapers and two TV stations. For the year ended December 27, 2009, the Virginia/Tennessee Market generated approximately $200 million in revenue and $40 million in operating profit, or 30% and 47% of total Company revenue and operating profit, respectively.

Daily Newspapers:

		Circulation (000s)*
Daily Newspapers (1)	Market	Daily	Sunday
Richmond Times-Dispatch	Richmond, VA	139	181
The News & Advance	Lynchburg, VA	29	35
Bristol Herald Courier	Bristol, VA	30	33
The Daily Progress	Charlottesville, VA	24	27
Danville Register & Bee	Danville, VA	16	19
News & Messenger	Prince William County, VA	16	15
Culpeper Star-Exponent	Culpeper, VA	6	6
The News Virginian	Waynesboro, VA	6	6

		266	322

*	All Circulation data represents average net paid circulation for the year-to-date period ended December 2009.
(1)	Also included in this market are two newspapers (Eden News (Eden, NC) and The Reidsville Review (Reidsville, NC)) that publish three times a week.

Television Operations**:

Market	Market Rank	Station	Affiliation	Station Rank	Audience % Share	Expiration Date of Primary Network Agreement
Roanoke-Lynchburg, VA	67	WSLS	NBC	3	9%	1/1/2012
Tri-Cities, TN-VA	93	WJHL	CBS	2	14%	12/31/2014

**	Source: The Nielsen Company (November 2009)

Florida

The Florida Market consists of three daily newspapers and one TV station. For the year ended December 27, 2009, the Florida Market generated $158 million in revenue and $4 million in operating profit, or 24% and 5% of total Company revenue and operating profit, respectively.

Daily Newspapers:

		Circulation (000s)*
Daily Newspapers	Market	Daily	Sunday
The Tampa Tribune	Tampa, FL	163	258
Hernando Today	Brooksville, FL	3	3
Highlands Today	Sebring, FL	3	3

		169	264

Television Operations**:

Market	Market Rank	Station	Affiliation	Station Rank	Audience % Share	Expiration Date of Primary Network Agreement
Tampa, FL	14	WFLA	NBC	2 (Tied)	7%	1/1/2012

Mid-South

The Mid-South Market consists of four daily newspapers and 11 TV stations. For the year ended December 27, 2009, the Mid-South Market generated approximately $146 million in revenue and $21 million in operating profit, or 22% and 25% of total Company revenue and operating profit, respectively.

Daily Newspapers:

		Circulation (000s)*
Daily Newspapers	Market	Daily	Sunday
Dothan Eagle	Dothan, AL	30	31
Morning News	Florence, SC	26	29
Opelika-Auburn News	Opelika, AL	14	14
Jackson County Floridan	Marianna, FL	5	6

		75	80

Television Operations**:

Market	Market Rank	Station	Affiliation	Station Rank	Audience % Share	Expiration Date of Primary Network Agreement
Greenville, SC/Spartanburg, SC	36	WSPA	CBS	1	12%	6/30/2015
Ashville, NC	36	WYCW	CW	5 (Tied)	2%	9/17/2011
Birmingham, AL	40	WVTM	NBC	4	5%	1/1/2012
Mobile, AL/Pensacola, FL	60	WKRG	CBS	1 (Tied)	12%	4/2/2015
Jackson, MS	90	WJTV	CBS	1	16%	12/31/2014
Savannah, GA	96	WSAV	NBC	2	9%	1/1/2012
Charleston, SC	97	WCBD	NBC	2	11%	1/1/2012
Myrtle Beach/Florence, SC	104	WBTW	CBS	1	18%	6/30/2015
Augusta, GA	114	WJBF	ABC	2	13%	6/30/2014
Columbus, GA	128	WRBL	CBS	2	10%	3/31/2015
Hattiesburg, MS	167	WHLT	CBS	2	6%	8/31/2015

North Carolina

The North Carolina Market consists of five daily newspapers and two TV stations. For the year ended December 27, 2009, the North Carolina Market generated $79 million in revenue and $5 million in operating profit, or 12% and 6% of total Company revenue and operating profit, respectively.

Daily Newspapers:

		Circulation (000s)*
Daily Newspapers (1)	Market	Daily	Sunday
The Winston-Salem Journal	Winston-Salem, NC	69	84
Hickory Daily Record	Hickory, NC	18	21
Statesville Record & Landmark	Statesville, NC	12	16
The News Herald	Morganton, NC	8	9
The McDowell News	Marion, NC	4	—

		111	130

(1)	Also included in this market is one newspaper (Concord Independent Tribune (Concord/Kannapolis, NC)) that publishes three times a week.

Television Operations**:

Market	Market Rank	Station	Affiliation	Station Rank	Audience % Share	Expiration Date of Primary Network Agreement
Raleigh-Durham, NC	26	WNCN	NBC	4	4%	1/1/2012
Greenville, NC	103	WNCT	CBS	1	13%	12/31/2014

Ohio/Rhode Island

The Ohio/Rhode Island Market consists of two TV stations. For the year ended December 27, 2009, the Ohio/Rhode Island Market generated approximately $51 million in revenue and $11 million in operating profit, or 8% and 12% of total Company revenue and operating profit, respectively.

Television Operations**:

Market	Market Rank	Station	Affiliation	Station Rank	Audience % Share	Expiration Date of Primary Network Agreement
Columbus, OH	34	WCMH	NBC	3	9%	1/1/2012
Providence/New Bedford, RI	53	WJAR	NBC	1	12%	1/1/2012

Advertising Services & Other

Advertising Services & Other consists of several growing digital media enterprises. The segment focuses on driving audience and revenue growth by serving customers with innovative products in digital media. In April of 2008, the Company acquired DealTaker.com, a Dallas-based online social shopping and coupon site, which specializes in driving online shoppers to merchant sites in exchange for sales-based commissions. Also in 2008, the Company acquired NetInformer, a California-based mobile marketing and advertising services provider. The Company owns Blockdot, Inc., a Dallas-based advergaming and branded entertainment company, which serves major brands with creative and innovative gaming and messaging solutions. Collectively, these enterprises comprise the Company’s Advertising Services Group. The enterprises within the Advertising Services Group compete for revenue associated with advergame production, shopping and coupons, business and mobile marketing and advertising services. Additionally, the Company’s Professional Communications Systems operating unit derives revenue from the sale and integration of broadcast equipment to third parties including other broadcasters, corporate and governmental enterprises, and colleges and universities. For the year ended December 27, 2009, the Advertising Services & Other segment generated $27 million in revenue and $5 million in operating profit or 4% and 5% of total Company revenue and operating profit, respectively.

Broadcast Regulation

Television broadcasters have implemented the transition from analog to digital technology in accordance with a mandated conversion timetable established by the FCC through the Digital Television Transition and Public Safety Act of 2005, as amended in February 2009. Congress amended the Communications Act to establish a deadline subsequently extended to June 12, 2009, for the completion of the transition from analog to digital television broadcasting. As of June 12, 2009, the FCC required all full-power broadcast television stations in the United States to terminate analog service and offer only digital television broadcast service.

All of the Company’s stations are broadcasting a digital signal and are operating with final, full post-digital transition facilities. As a result of the digital transition, television broadcast stations can provide mobile digital television. The Company expects mobile television to increase its viewership and generate additional revenues; however, the Company expects this to occur slowly over the next several years as stations nationwide determine whether to purchase new mobile DTV devices.

On December 18, 2007, the FCC adopted a revised media ownership rule regulating the common ownership of a newspaper and a television station in the same market. The FCC amended the 1975 absolute ban on newspaper/broadcast cross-ownership by adopting waiver standards that would presumptively allow a newspaper to own one television station or one radio station in the 20 largest markets, subject to certain limitations. The amended waiver criteria also presume that all other newspaper/broadcast combinations in all other markets will not be in the public interest, but this presumption can be overcome if the applicant can show, based on criteria prescribed by the FCC, that either media property is “failed” or “failing,” or if the transaction will result in a new source of news in the market. These new cross-ownership regulations would liberalize the ban that remained in place as a result of a stay imposed by the United States Court of Appeals for Third Circuit (the “Third Circuit”) in 2003. The rules adopted in the FCC’s December 18, 2007, order will not become effective until the Third Circuit lifts its present stay. In addition, the FCC announced that it would grant permanent waivers to the existing newspaper/broadcast combinations that were grandfathered in conjunction with adoption of the 1975 rule and certain combinations that involve one newspaper and one broadcast property in the same market. As a result of these actions, the FCC granted or continued permanent waivers to the Company’s combined newspaper-television operations in the following television markets: Tampa, Florida; Tri-Cities (Tennessee and Virginia); Myrtle Beach-Florence, South Carolina; and Columbus, Georgia. Some parties sought judicial review of the FCC’s December 18, 2007, order modifying its waiver standards and granting the Company’s permanent waivers, and that proceeding is now pending before the Third Circuit. Some parties also petitioned the FCC to reconsider its decision to modify the waiver standards and to grant the Company’s permanent waivers, and those petitions remain pending at the FCC. Other parties have asked the full FCC to review a decision of the FCC’s Media Bureau granting renewals of licenses for these stations on the ground that petitions against these applications raising cross ownership concerns had been mooted by the FCC’s decision to grant waivers to these combinations in December 2007. The Company’s newspaper-television partnership in Roanoke/Lynchburg/Danville, Virginia does not require an FCC waiver.

Although the Company is gratified that the FCC has provided permanent waivers to the stations operating in four of its convergence markets, the Company will continue to press for cross-ownership relief in all markets, regardless of size.

Newspaper and Television Affiliated Web sites

The Company operates Web sites affiliated with each of its newspapers and television stations. The Web sites feature content complementary, but increasingly more augmentative in nature, to its newspaper and television offerings. Online revenues from these Web sites are derived primarily from local and national advertising, which includes various classified products as well as display and sponsorship advertisements. The Company has been directing additional resources focused on the online-only products available for customers.

Strategic Partnerships

In December 2006, the Company entered into a strategic partnership with Yahoo!, Inc., as a founding member of a groundbreaking national consortium of more than 30 media companies representing more than 800 newspapers. Since then, the Company transitioned the online career sections of its daily newspapers to the Yahoo! HotJobs platform.

The Company also integrated search capability and began distributing targeted local content across Yahoo!’s network of sites. The Company has plans to fully roll-out Yahoo!’s state-of-the-art ad serving and management platform, which will provide Media General advertisers with the ability to reach larger audiences with greater targeting opportunities. The Company also works with Zillow, the premier Internet real estate company, in a fashion similar to the Yahoo! partnership. The Company expects both Internet partnerships to drive audience and profitable revenue growth for years to come. Late in 2008, the Company acquired Richmond.com, a city portal Web site that serves the Richmond, Virginia, things-to-do, local search and entertainment market. In early 2010, it was announced that Yahoo! Inc. will sell its HotJobs recruitment site to Monster.com. Pending regulatory approval the deal is expected to close in the third quarter of this year. Monster.com will assume in its entirety the HotJobs contractual relationship with the Company and its 30+ Newspaper Consortium peers. The Company will retain its contractual relationship with Yahoo! in the areas of content, search, and display advertising.

Publishing Raw Materials

The primary raw material the Company uses in its publishing operations is newsprint, which is purchased at market prices from various Canadian and United States sources, including SP Newsprint Co. (SPNC), in which the Company sold its one-third equity interest in the second quarter of 2008. The Company’s publishing operations consumed approximately 57 thousand short tons of newsprint in 2009 of which 48 thousand short tons were purchased from SPNC. The Company believes that sources of supply under existing arrangements, including a commitment to purchase 42 thousand short tons from SPNC, continue to be adequate in 2010. The Company is also committed to purchase a minimum of approximately 35 thousand tons of newsprint from SPNC in both 2011 and 2012, respectively.

Competition

All of the Company’s markets compete for readers’, viewers’, and users’ most precious commodity – time – principally on the basis of content, quality of service and price. The Company derives the vast majority of its revenue from advertising. The Company competes for advertisers in its markets with newspapers published nationally and, sometimes, in nearby cities and towns, with magazines, with radio, broadcast and cable television stations, with the Internet and mobile delivery devices, and with virtually all other promotional media. Many of these sources of competition emanate from outside the geographic boundaries of a particular market and use technologies that are evolving quite rapidly. The Company’s local leading media assets, multi-platform strategy and its high performance multimedia sales force are a competitive strength in the Southeastern United States. The Company believes the longevity of its operations and quality of its products and services have created consumer confidence in its brands.

Item 1A.	Risk Factors

The following paragraphs describe several risk factors which are unique to the Company:

The Company is subject to risks of decreased advertising revenues and potentially adverse effects of emerging technologies.

The Company’s revenue is primarily driven by advertiser spending, which is generally lower in the first and third fiscal quarters as consumer activity slows during those periods. Additionally, advertising revenue for broadcast stations tends to be higher in even-numbered years, when both political and Olympics coverage occurs. The level of advertising revenue across all markets is also dependent on a variety of factors including:

•	economic conditions in the Southeast, particularly in Tampa Bay, Florida, Richmond, Virginia, and central North Carolina;

•	changes in the makeup of the population in the Company’s markets;

•	competition from other newspapers, television broadcasters, and Internet sites;

•	mergers and bankruptcies of large advertisers.

The Company’s revenues are largely derived from publishing enterprises and television stations, which operate in mature businesses. Today’s “on demand” culture has shifted consumers’ historical newspaper reading and television viewing behaviors, particularly among younger segments of the population. As a result, the Company’s revenues are being challenged by new, often-times Internet-based, competitors who have differing business models. The shift in consumer behaviors has the potential to modify the terms and conditions of future television network affiliation agreements. The ongoing economic and credit crises also exacerbate these trends. In addition, these conditions have caused, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth. The resulting pressure on the labor and retail markets and the downturn in consumer confidence have weakened the economic climate in all of the markets in which the Company does business and have had an adverse effect on the Company’s advertising revenues. The Company’s future success depends upon its ability to evolve and adapt its publishing and television station operations to this changing business environment. If the Company is unable to do so, the Company’s revenues and results of operations may be materially adversely affected.

A significant change in the price of newsprint will make operating results more volatile.

Newsprint, the Company’s most significant raw material, is a commodity whose price continually responds to supply/demand imbalances. Historically, its price has been quite volatile. Higher newsprint prices have, in the past, provided a net benefit to the Company by virtue of its one-third investment in SPNC. However, with the sale of SPNC in early 2008, the Company is now solely a newsprint consumer. Consequently, effective with that sale, lower newsprint prices in the future benefit the Company’s operating results and higher newsprint prices in the future adversely affect the Company’s operating results.

Television broadcasters are highly regulated.

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

Congress and the FCC have under consideration, and in the future may adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership transferability and profitability of the Company’s television stations and affect the ability of the Company to acquire additional stations. In addition to the matters noted above, these include, for example, spectrum use fees, reallocation of portions of the television broadcast spectrum to other uses or reductions in the amount of spectrum allotted to television stations; restrictions on the ability of same-market television stations to engage in shared services, joint sales, or other cooperative arrangements to reduce operating costs, political advertising rates, potential restrictions on the advertising of certain products (such as alcoholic beverages), program content, increased fines for rule violations and ownership rule changes. Other matters that could potentially affect the Company’s television stations include technological innovations and developments generally affecting competition in the mass communications industry for viewers or advertisers, such as home video recorders and players, satellite radio and television services, cable television systems, newspapers, outdoor advertising, and Internet delivered video programming services.

The FCC adopted a new waiver standard to its newspaper/broadcast ownership rule in December 2007. Nevertheless, uncertainty about media ownership regulations and adverse economic conditions may continue to dampen the acquisition market until the courts have had an opportunity to review the FCC’s recent action and, perhaps, until Congress considers whether it wishes to take any further action in this area.

Additionally, a rejection or reconsideration of license renewals and waivers by the FCC could have a material, adverse effect on the Company’s business. Some parties have requested that the FCC reconsider its decision to grant waivers to the Company’s newspaper television combinations in Columbus, Georgia; Florence – Myrtle Beach, South Carolina; and Tri-Cities (Tennessee and Virginia). Other parties have asked the full FCC to review a decision of the FCC’s Media Bureau granting renewals of licenses for these stations on the ground that petitions against these applications raising cross ownership concerns had been mooted by the FCC’s decision to grant waivers to these combinations in December 2007. Typically, the FCC begins processing renewal applications over the last month of the renewal term. Since the television license renewal cycle commenced in June 2004, however, the FCC has held up almost all television renewal applications filed by affiliates of the major networks pending FCC disposition of a backlog of indecency and other complaints against the networks’ programming. The expiration date for nine of the Company’s FCC licenses has lapsed. The Company filed all of its applications for renewal in a timely manner prior to the applicable expiration dates and expects its applications will be approved as the FCC works through its backlog. In these circumstances, the Communications Act provides that the Company may continue to operate under its broadcast licenses pending final action on its renewal applications.

The Company strongly supports the complete elimination of all newspaper/broadcast cross-ownership restrictions. The FCC’s recent modification of the cross-ownership rule could contribute generally to increased realignments of media entities and the convergence of various types of media. The opportunity for realignments and convergence may benefit the Company but, as other companies also may realign their properties, regulatory changes also could increase competition in the Company’s markets and could adversely affect the Company’s future operating results.

The television broadcast industry recently completed the mandated transition to an advanced digital television (“DTV”) transmission system. DTV transmissions deliver improved video and audio signals including high definition television and have substantial multiplexing and data transmission capabilities. All television broadcasters were required to cease analog broadcasting by June 12, 2009. The conversion of the Company’s stations from the analog broadcast format to the digital broadcast format has been expensive. All of the Company’s television stations are broadcasting a digital signal and are operating with final full post-digital transition facilities.

The Company’s operating results are dependent in part on the success of programming aired by the Company’s television stations, which depends in part upon factors beyond the Company’s control.

The Company’s advertising revenues are dependent in part on the success of the Company’s local, network and syndicated programming. The Company makes significant commitments to acquire rights to television programs under multi-year agreements. The success of such programs is dependent partly upon unpredictable factors such as audience preferences, competing programming, and the availability of other entertainment activities. If a particular program is not popular in relation to its costs, the Company may not be able to sell enough advertising to cover the costs of the program. In some instances, the Company may have to replace or cancel programs before their costs have been fully amortized, resulting in write-offs that increase operating costs.

In addition, FCC rules affect the network-affiliate relationship. Among other things, these rules require network affiliation agreements to (i) prohibit networks from requiring affiliates to clear time previously scheduled for other use, (ii) permit an affiliate to preempt network programs it believes are unsuitable for its audience, and (iii) permit affiliates to substitute programs believed to be of greater local or national importance than network programming. In 2008, the FCC resolved a petition to review certain of these rules by clarifying its limitations on the extent to which the networks can exert control over the operations of their affiliates.

Furthermore, the non-renewal or termination of a network affiliation agreement or a change in network affiliations could have a material adverse effect on the Company. In return for network programming, the Company’s stations broadcast network-inserted commercials during that programming and, in some cases, receive cash payments from networks, and in other cases, the Company makes cash payments to certain networks. The Company’s major network affiliation agreements will be renegotiated in the next few years, beginning with the Company’s NBC agreement that expires at the beginning of 2012. At this time, the Company cannot predict the final outcome of future negotiations for those affiliation agreements or for any others and what impact, if any, they may have on the Company’s financial condition and results of operations. Some of the networks with which the Company’s stations are affiliated may require the Company, upon renewal of affiliation agreements, to reduce or eliminate network compensation and, in specific cases, to make cash payments to the network, and to accept other material modifications of existing affiliation agreements. Consequently, not all of the Company’s affiliation agreements may remain in place and each network may decline to continue to provide programming or compensation to the Company’s stations on the same basis as it currently provides. If any of the Company’s stations cease to maintain affiliation agreements with networks for any reason, the Company would need to find alternative sources of programming, which may be less attractive and more expensive.

A change in network affiliation in a given television market may have many short-term and long-term consequences, depending upon the circumstances surrounding the change. Potential short-term consequences include: a) increased marketing costs and increased internal operating costs, which can vary widely depending on the amount of marketing required to educate the audience regarding the change and to maintain the station’s viewing audience; b) short-term loss of market share or slower market growth due to advertiser uncertainty about the switch; c) costs of building a new or larger news operation; d) other increases in station programming costs, if necessary; and e) the cost of equipment needed to conform the station’s programming, equipment and logos to the new network affiliation. Long-term consequences are more difficult to assess, due to the cyclical nature of each of the major networks’ share of the audience that changes from year-to-year with programs coming to the end of their production cycle, and the audience acceptance of new programs in the future and the fact that national network audience ratings are not necessarily indicative of how a network’s programming is accepted in an individual market. The circumstances that may surround a network affiliation switch cause uncertainty as to the actual costs that will be incurred by the Company and, if these costs are significant, the switch could have a material adverse impact on the income the Company derives from the affected station.

In addition, syndication agreements are licenses to broadcast programs that are produced by production companies. Such programming can form a significant component of a station’s programming schedule. Syndication agreements are subject to cancellation, which may affect a station’s programming schedule, and the Company cannot be certain that the Company will continue to be able to acquire rights to syndicated programs once the Company’s current contracts for these programs end.

If the Company is unable to secure or maintain carriage of its television stations’ signals over cable, telecommunication video, and/or direct broadcast satellite systems, the Company’s television stations may not be able to compete effectively.

Pursuant to FCC rules, local television stations may elect every three years to either (1) require cable and/or direct broadcast satellite operators to carry the stations’ signals or (2) enter into retransmission consent negotiations for carriage. Failure to reach timely retransmission consent agreements with the relevant operators may harm the Company’s business. There is no assurance that the Company will be able to agree on terms acceptable to the Company, which could lead to reduction in its revenue from cable and satellite retransmission consent agreements. If the Company is unable to reach retransmission consent agreements with cable companies, satellite providers, and telecommunication providers for the carriage of its stations’ signals, the Company could lose revenues and audience share. In addition, certain of the networks with which the Company is affiliated may attempt to require the Company to share revenue from retransmission consent agreements with them as part of renewing expiring affiliation agreements or pursuant to certain rights contained in existing affiliation agreements.

The Company’s pension and postretirement benefit plans are currently underfunded. A declining stock market and lower interest rates could affect the value of its retirement plan assets and increase the Company’s postretirement obligations.

The Company has a qualified non-contributory defined benefit retirement plan which as of December 27, 2009, was underfunded in the amount equal to $89 million which covers substantially all employees hired before January 1, 2007, and non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage available to certain executives. There is also an unfunded plan that provides certain health and life insurance benefits to retired employees who were hired prior to 1992 and a retirement medical savings account established as of January 1, 2007. Although the Company has frozen benefits under these plans, two significant elements in determining pension expense are the expected return on plan assets and the discount rate used in projecting obligations. Large declines in the stock market such as those seen in 2008 and lower discount rates could increase the Company’s expense and cause additional cash contributions to the pension plan.

The Company may experience lost advertising, damaged property and increased expense due to natural disasters.

Due to the Company’s concentration in the southeastern United States, the Company’s operations are particularly susceptible to tropical storms, tornados and hurricanes. These storms can cause lost advertising revenue and higher expenses if either the Company’s geographic markets are threatened or are directly in the path of the storms. Additionally, the Company’s property could experience severe damage in the event of a major storm.

Further impairment of the value of the Company’s intangible assets is possible, depending on the value of its stock and future operating results.

Although the Company has written down its intangible assets (including goodwill) by more than $900 million in 2008 and $80 million in 2009, further impairment charges are possible. The Company periodically evaluates its intangible assets to determine if their carrying values are recoverable. Factors which influence the evaluation include the Company’s stock price and its expected future operating results. If the carrying value is no longer deemed to be recoverable, a charge to earnings may be necessary. Although those charges are non-cash in nature and do not affect the Company’s operations, they could affect future reported results of operations and reduce the Company’s stockholders’ equity.

The Company’s substantial indebtedness could impair its financial condition and its ability to fulfill its debt obligations.

As of December 27, 2009, the Company had long-term debt of $711.9 million. This indebtedness has significant consequences for the Company’s creditors and investors. For example this indebtedness could:

•	make it more difficult for the Company to satisfy its obligations, which could in turn result in an event of default on its indebtedness;

•

require the Company to dedicate a substantial portion of its cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general corporate expenses, or other purposes;

•	impair its ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes, or other purposes;

•	diminish its ability to withstand a downturn in the Company’s business, the industry in which it operates, or the economy generally;

•	limit flexibility in planning for, or reacting to, changes in the Company’s business and the industry in which it operates; and

•	place the Company at a competitive disadvantage compared to certain competitors that may have proportionately less debt.

If the Company is unable to meet its debt service obligations, it could be forced to restructure or refinance its indebtedness, seek additional equity capital, or sell assets. The Company may be unable to obtain financing or sell assets on satisfactory terms, or at all.

In addition, at December 27, 2009, a substantial portion of the Company’s outstanding debt has variable interest rates, although the Company has $200 million of interest rate swaps, which mitigate interest rate risk. If market interest rates increase, the Company’s variable rate debt will have higher debt service requirements, which would adversely affect the Company’s cash flow. While the Company may enter into additional agreements limiting its exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

If the Company were to breach a covenant, the state of the capital markets may result in less favorable terms to the Company.

Subsequent to year end, the Company entered into a new financing structure with amended covenants despite challenging capital markets for longer-term financing. Nevertheless, if the Company were to breach a covenant under credit agreements, it is likely that the terms of any new agreement would be less favorable because of the current state of the credit markets. These terms may include higher interest rates and bank fees, reductions in the outstanding commitment by lenders or scheduled principal amortization, which prevent the Company from executing its business plan. If the capital market conditions were to worsen, it is possible the Company would be unable to arrange for suitable refinancing alternatives and its current lenders would look to their contractual avenues of recourse, including the required sale of assets. The Company believes that it will remain compliant, or will be able to obtain appropriate modifications to its covenants to remain compliant, with its covenants and that suitable refinancing alternatives will remain available although the Company cannot be certain that this will be the case.

It will require a significant amount of cash to service the Company’s indebtedness. This cash may not be readily available to the Company.

The Company’s ability to make payments on, or repay or refinance, its indebtedness and to fund planned capital expenditures will depend largely upon the Company’s future operating performance. The Company’s future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. In addition, the Company’s ability to borrow funds in the future to make payments on its indebtedness will depend on the satisfaction of its debt covenants. The Company cannot be certain that it will generate sufficient cash flow from operations or that future borrowings will be available in amount sufficient to enable the Company to pay its current indebtedness or to fund other liquidity needs.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The headquarters buildings of Media General, Inc., and the Richmond Times-Dispatch are owned by the Company and are adjacent to one another in Richmond, Virginia. The Company owns a third adjacent building which houses the Advertising Services & Other segment along with certain operations and support management. The Richmond newspaper is printed at a production and distribution facility in Hanover County, Virginia, near Richmond. The Company owns seven other daily newspapers in Virginia; these newspapers are printed in three production facilities in Virginia and one in Bristol, Tennessee, and are distributed from facilities in or around their respective cities. Two of the Company’s 18 television stations are located in the Virginia/Tennessee Market.

The Company’s broadcast television station, WFLA-TV in Tampa, Florida, owns its headquarters and studio building; this building adjoins The Tampa Tribune production plant and office building. This structure also serves as a multimedia news center where resources are combined and information is shared among The Tampa Tribune, WFLA-TV and TBO.com. The headquarters of the Company’s Brooksville and Sebring, Florida, daily newspapers are located on leased property in their respective cities.

In North Carolina, the Winston-Salem newspaper is headquartered in a facility in downtown Winston-Salem; its newspaper is printed at a nearby production and distribution facility. Four other daily newspapers in North Carolina are printed at this and one other production facility in North Carolina, also owned by the Company, and are distributed from facilities located in or around their respective cities. Additionally, two of the Company’s television stations are located in its North Carolina Market.

The Company’s four remaining daily newspapers are in the Mid-South Market; two are located in Alabama, one just across the state line in Florida, and one in South Carolina. The Company’s Mid-South Market has three production facilities, two in Alabama and one in South Carolina. A majority (11) of the Company’s television stations are located in the Mid-South Market in South Carolina, Georgia, Alabama and Mississippi; the Company’s remaining two television stations are located in its Ohio/Rhode Island Market.

Substantially all of the television stations are located on land owned by the Company. Ten stations own their main transmitter tower and the land, one station owns its main transmitter tower but leases the land, four stations participate in 50/50 partnerships that own both the main transmitter tower and the land or own the tower but lease the land, and three stations lease space on towers for their main transmitter. The Company owns substantially all of its newspaper production equipment, production buildings and the land where these production facilities are located.

Advertising Services & Other leases space in Dallas, Texas for its advergaming operations, in Plano, Texas for its online social shopping and coupon business, and in San Ramon, California for its mobile business.

The Company considers all of its properties, together with its related machinery and equipment contained therein, to be adequate for its present needs. The Company has pledged its assets as collateral under the current debt agreements. The Company continually evaluates its future needs and from time-to-time will undertake significant projects to replace or upgrade facilities. New facilities in Lynchburg, Virginia and Myrtle Beach, South Carolina were completed in 2008.

Item 3.	Legal Proceedings

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

Name	Age	Position and Office	Year First Took Office*

Marshall N. Morton	64	President and Chief Executive Officer	1989

O. Reid Ashe, Jr.	61	Executive Vice President, Chief Operating Officer	2001

John A. Schauss	54	Vice President - Finance and Chief Financial Officer	2001

Stephen Y. Dickinson	64	Vice President and Chief Accounting Officer	1989

George L. Mahoney	57	Vice President, General Counsel and Secretary	1993

Robert E. MacPherson	56	Vice President, Corporate Human Resources	2009

Lou Anne J. Nabhan	55	Vice President, Corporate Communications	2001

James F. Woodward	50	Vice President, Growth and Performance	2005

John A Butler	52	Treasurer	2005

Timothy J. Mulvaney	41	Controller	2005

*	The year indicated is the year in which the officer first assumed an office with the Company.

Officers of the Company are elected at the Annual Meeting of the Board of Directors to serve, unless sooner removed, until the next Annual Meeting of the Board of Directors and/or until their successors are duly elected and qualified.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Media General, Inc., Class A common stock is listed on the New York Stock Exchange under the symbol MEG. The Company’s Class B common stock is not publically traded. The approximate number of equity security holders of record at January 31, 2010, was: Class A common – 1,351, Class B common – 10.

Both classes of stock participate equally in dividends to the extent that they are paid. Due to the economic uncertainty, the Board of Directors suspended the dividend indefinitely in January 2009. Furthermore, due to restrictions contained in the Company’s credit agreements, the Company does not currently have the ability to pay dividends in 2010 and 2011. The table below sets forth the volume of shares traded and the high and low sales prices for the Company’s Class A common stock in 2009 and 2008 as well as the quarterly dividends paid in 2008:

(Unaudited, in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Shares traded	18,483	11,777	18,915	10,197
Stock price range	$1.25-3.50	$1.79-3.49	$1.82-9.68	$7.24-11.65
Quarterly dividend paid	$—	$—	$—	$—

2008
Shares traded	27,533	15,651	16,868	22,742
Stock price range	$13.79-21.89	$12.01-17.08	$7.13-27.32	$1.29-13.48
Quarterly dividend paid	$0.23	$0.23	$0.23	$0.12

Performance Graph

The following graph, which is being furnished pursuant to Item 201 of Regulation S-K, shows the cumulative stockholder return on the Company’s Class A common stock over the last five fiscal years as compared to the Standard and Poor’s (S&P) Publishing Index and the New York Stock Exchange (NYSE) Market Index. The graph assumes that $100 was invested on December 27, 2004 and also assumes the reinvestment of dividends.

	2004	2005	2006	2007	2008	2009
Media General Inc.	$100.00	$82.20	$59.62	$34.17	$3.06	$15.06
S&P Publishing Index	$100.00	$87.26	$100.62	$75.56	$32.44	$49.40
NYSE Market Index	$100.00	$109.36	$131.75	$143.43	$87.12	$111.76

Issuer Purchases of Equity Securities

The following table provides information with respect to shares withheld to satisfy tax withholding obligations upon the vesting of Performance Accelerated Restricted Stock awarded under the Company’s Long-Term Incentive Plan during 2009:

Date	Total Number of Shares Purchased	Average Price Per Share
January 28	12,749	$2.84
July 1	8,118	$2.11

Item 6.	Selected Financial Data

Certain of the following data was compiled from the consolidated financial statements of Media General, Inc., and should be read in conjunction with those statements (Item 8 of this Form 10-K) and Management’s Discussion and Analysis (Item 7 of this Form 10-K).

(In thousands, except per share amounts)	2009	2008	2007	2006	2005
Summary of Operations
Operating revenues (a) (c)	$657,612	$797,375	$896,293	$929,216	$824,294

Income (loss) from continuing operations (b) (c) (d)	$(44,793)	$(623,255)	$9,235	$62,136	$77,991

Net income (loss) (b) (c) (d)	$(35,765)	$(631,854)	$10,687	$79,042	$(243,042)

Per Share Data: (a) (b) (c) (d)
Income (loss) from continuing operations	$(2.01)	$(28.21)	$0.39	$2.56	$3.30
Income (loss) from discontinued operations	0.40	(0.39)	0.06	0.72	0.19
Cumulative effect of change in accounting principle	—	—	—	—	(13.83)

Net income (loss)	$(1.61)	$(28.60)	$0.45	$3.28	$(10.34)

Per Share Data – assuming dilution: (a) (b) (c) (d)
Income (loss) from continuing operations	$(2.01)	$(28.21)	$0.39	$2.56	$3.28
Income (loss) from discontinued operations	0.40	(0.39)	0.06	0.72	0.19
Cumulative effect of change in accounting principle	—	—	—	—	(13.76)

Net income (loss)	$(1.61)	$(28.60)	$0.45	$3.28	$(10.29)

Other Financial Data:
Total assets (a) (d)	$1,236,048	$1,334,252	$2,471,066	$2,505,228	$1,975,354
Working capital (excluding discontinued assets and liabilities) (a) (c)	106,483	32,544	72,099	65,684	61,041
Capital expenditures	18,453	31,517	78,142	93,896	74,424
Total debt	711,909	730,049	897,572	916,320	485,304
Cash dividends per share	—	0.81	0.92	0.88	0.84

(a)	In the third quarter of 2006, the Company acquired WNCN in Raleigh, North Carolina, WCMH in Columbus, Ohio, WJAR in Providence, Rhode Island, and WVTM in Birmingham, Alabama.
(b)	Includes the recognition in the first quarter of 2005 of a charge, related to using the direct method to revalue FCC licenses, of $325.5 million (net of a tax benefit of $190.7 million) as the cumulative effect of a change in accounting principle resulting from applying goodwill accounting.
(c)	In 2009, the Company sold a small magazine in the Virginia/Tennessee market and completed the sale of WCWJ in Jacksonville, Florida (which was the last of five television stations being held for resale). In 2008, the Company completed the sales of WTVQ in Lexington, Kentucky, WMBB in Panama City, Florida, KALB/NALB in Alexandria, Louisiana, and WNEG in Toccoa, Georgia. In 2009, 2008 and 2007, the Company recorded an after-tax gain of $8.9 million, an after-tax loss of $11.3 million, and an after-tax loss of $2 million, respectively, related to these divestitures. In 2006, the Company sold KWCH in Wichita, Kansas (including that station’s three satellites), WIAT in Birmingham, Alabama, WDEF in Chattanooga, Tennessee, and KIMT in Mason City, Iowa, and reported an after-tax gain of $11 million related to these divestitures. The results of these stations, the magazine and their associated Web sites have been presented as discontinued operations for all periods presented.
(d)	In 2009 and 2008, the Company recorded non-cash, pretax impairment charges totaling $84 million and $912 million related primarily to its intangible assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion addresses the principal factors affecting the Company’s financial condition and operations during the past three years and should be read in conjunction with the consolidated financial statements and the Five-Year Financial Summary found in Item 8 and Item 6 of this report.

OVERVIEW

The Company is a diversified communications company located primarily in the southeastern United States and is committed to providing excellent local content in growth markets over multiple platforms, to continually developing new products and services that will stimulate audience and revenue growth, and to nurturing traditional audience viewership while harnessing the expanding opportunities presented by digital media. Effective at the beginning of the third quarter of 2009, the Company changed its management structure, shifting from its three-division structure (Publishing, Broadcast, and Interactive Media) to five geographic segments (Virginia/Tennessee, Florida, Mid-South (which includes South Carolina, Georgia, Alabama, and Mississippi), North Carolina, and Ohio/Rhode Island) along with a sixth segment that includes interactive advertising services and certain other operations. The Company’s three metropolitan newspapers, 20 community newspapers, more than 200 weekly newspapers and other targeted publications, 18 network-affiliated broadcast television stations, as well as all related Web sites, are managed in the geographic region they serve. The Advertising Services & Other Segment primarily consists of the Company’s three growing interactive advertising services companies and certain other operations including a broadcast equipment and studio design company. The Company’s mission of being the leading provider of high-quality news, information and entertainment in the Southeast by continually building its position of strength in strategically located markets was strengthened by its evolution to geographic-based markets. By combining its resources in a designated geographic market under one leader, a leaner more cohesive structure emerged which more closely connects the Company to its customers and non-customers, accelerates the Company’s digital strategy, and facilitates streamlined decision-making.

The Company continues to build upon its “digital first” approach to news reporting and content gathering, leveraging mobile and the Internet as the immediate platforms for distribution of breaking news and positioning digital media in each of its markets for strong, long-term audience growth. Additionally, the Company continues to focus on cultivating key strategic partnership opportunities with established online brands such as Yahoo! and Zillow, providing scalable paths to new audiences and to grow revenues. The Company also continues to invest in its emerging advertising services group made up of high-growth businesses targeting social shopping and coupons, branded entertainment and advergames, and mobile marketing services.

While the signs of a weakening economy were noticeable toward the end of 2006 and more pronounced throughout the following year, 2008 ushered in nearly unprecedented economic turmoil. In 2009, the economic climate remained daunting with only small signs of recovery as the year progressed. Most companies, and particularly those in the media industry, were directly impacted by the resulting adverse effects on consumer confidence and related lower advertiser spending levels. The Company’s Florida Market was the first of the Company’s markets to be significantly impacted, as a housing-induced recession in Florida which began in late 2006 served as an indicator of what was to follow throughout the country; unfortunately, the Company’s other markets ultimately felt the same effects. The Company responded to these economic indicators by sharply reducing its expenses to bring them in line with revenue expectations.

Advertising sales comprise the majority of the Company’s revenues. The distribution of advertising revenues in the United States continues to shift among numerous established media, as well as many new entrants, resulting in intense competition. The Company recognizes the impending challenges facing its geographic markets, not only from Internet competition, but also from structural changes in industries that have historically been major purchasers of print advertising, from a floundering economy, and from the cyclical nature of certain advertising which translates into the relative absence of Political and Olympics advertising for television stations in odd-numbered years. While there is little that the Company can do to influence the weak economy, to change the cyclical nature of odd-numbered years, or to reduce competition, it can manage expenses accordingly, capitalize to the fullest extent on revenues in even-numbered years, and implement strategic plans to garner its share of Web-based advertising. The pace and intensity of a shift away from traditional print advertising is a concern, but the Company remains vigilant in its efforts to maximize the potential of digital media revenue streams through product development and expansion. While the ultimate role of digital media has yet to be fully revealed, the Company believes it is poised to capture its share of digital opportunities.

The Company is aware of certain pending climate change and other environmental laws and regulations that, if enacted or adopted, could impact the Company by potentially increasing its operating costs through higher electricity and other expenses associated with its facilities and, possibly, by increasing the cost of newsprint, the Company’s most significant raw material. Climate change effects could include more intense tropical storms, tornadoes and hurricanes potentially causing lost revenue and higher expenses associated with storms because of the concentration of the Company’s operations in the southeastern United States, as discussed in Item 1A of this Form 10-K.

Subsequent to the end of 2009, the Company entered into a new financing structure by amending and extending its existing bank debt, and by issuing Senior Notes in a private placement. These actions provide the Company with greater financial flexibility and further strengthen its financial position over the long term even as it navigates the short-term weak economy. For a more detailed discussion surrounding these actions, see the Liquidity section of this MD&A.

ACQUISITIONS AND DISPOSITIONS

In 2007, several plans were set in motion, which allowed for a substantial reduction in debt in 2008, a renewed focus on the Company’s core business and a heightened focus on the expanding role of interactive media service companies. In 2008, the Company purchased Dealtaker.com, an online social shopping portal that provides coupons and bargains to its users, and NetInformer, a leading provider of mobile advertising and marketing services. Additionally, the Company sold its one-third ownership stake in SP Newsprint Company to White Birch Paper Company. The Company sold four out of five TV stations and their associated Web sites that were classified as held-for-sale in three transactions in 2008 including WTVQ in Lexington, Kentucky, WMBB in Panama City, Florida, KALB/NALB in Alexandria, Louisiana, and WNEG in Toccoa, Georgia. Primarily as a result of proceeds generated from these divestitures, long-term debt was reduced by more than $165 million in 2008. In 2009, the Company completed the sale of the fifth held-for-sale station, WCWJ in Jacksonville, Florida, and a small business magazine located in the Virginia/Tennessee Market, allowing for further long-term debt reduction of approximately $18 million in 2009.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in accordance with generally accepted accounting principles in the United States (GAAP) requires that management make various estimates and assumptions that have an impact on the assets, liabilities, revenues, and expenses reported. The Company considers an accounting estimate to be critical if that estimate requires assumptions to be made about matters that were uncertain at the time the accounting estimate was made, and if changes in the estimate (which are reasonably likely to occur from period to period) would have a material impact on the Company’s financial condition or results of operations. The Audit Committee of the Board of Directors has reviewed the development, selection and disclosure of these critical accounting estimates. While actual results could differ from accounting estimates, the Company’s most critical accounting estimates and assumptions are in the following areas:

Intangible assets

The Company reviews the carrying values of both goodwill and other identified intangible assets, including FCC licenses, in the fourth quarter each year, or earlier if events indicate impairment may have arisen, utilizing discounted cash flow models and market-based models. The preparation of discounted cash flow models requires significant management judgment with respect to revenue growth, compensation levels, newsprint prices, discount rates and market trading multiples for broadcast and newspaper assets. The preparation of market-based models requires the collection of estimated peer company data as to revenues and EBITDA, as well as an assessment of enterprise values by looking at stock prices and debt levels. These key assumptions for both the discounted cash flow and market-based models work in concert with one another. Changes to one variable may necessitate changes to other variables.

As a result of a third-quarter 2009 impairment test, there was a partial write-off of goodwill at three reporting units within the Mid-South Market, one reporting unit within the Ohio/Rhode Island Market, one reporting unit within the Virginia/Tennessee Market and one reporting unit within the North Carolina Market. All six of these reporting units are at risk of failing future goodwill tests because the fair value and carrying value were within close proximity as of the end of the third quarter of 2009. Additionally, one reporting unit within the Mid-South Market and one reporting unit within the North Carolina Market passed the third quarter of 2009 goodwill impairment test but are at risk of failing in the future as the fair value of these reporting units exceeded their carrying value by less than 5% as of September 27, 2009. In aggregate, there are four reporting units at risk within the Mid-South Market with approximately $63 million of allocated goodwill, one reporting unit at risk within the Ohio/Rhode Island Market with approximately $61 million of allocated goodwill, two reporting units at risk within the North Carolina Market with approximately $12 million of allocated goodwill, and one reporting unit at risk within the Virginia/Tennessee Market with approximately $5 million of allocated goodwill. The key assumptions for all reporting units with at-risk goodwill include those relating to revenue growth, compensation levels, newsprint prices, discount rates and market trading multiples for broadcast and newspaper assets.

Since the estimated fair values that arise in both the discounted cash flow and market-based models are subject to change based on the Company’s performance and stock prices, peer company performance and stock prices, overall market conditions, and the state of the credit markets, future impairment charges are possible.

Pension plans and postretirement benefits

The determination of the liabilities and cost of the Company’s pension and other postretirement plans requires the use of assumptions. The actuarial assumptions used in the Company’s pension and postretirement reporting are reviewed annually with independent actuaries and are compared with external benchmarks, historical trends, and the Company’s own experience to determine that its assumptions are reasonable. The assumptions used in developing the required estimates include the following key factors:

•	Discount rates

•	Expected return on plan assets

•	Salary growth

•	Mortality rates

•	Health care cost trends

•	Retirement rates

•	Expected contributions

A one percentage-point change in the expected long-term rate of return on plan assets would have resulted in a change in pension expense for 2009 of approximately $3 million. A one percentage-point change in the discount rate would have raised or lowered the plans’ 2009 expense by less than $2 million and would have changed the plans’ projected obligations by approximately $45 to $50 million as of the end of 2009. Effective for fiscal 2007, the Company redesigned its defined benefit and defined contribution retirement plans and also added certain new employee benefit programs. The changes included: freezing the service accrual in the defined benefit retirement plan for existing employees, closing this plan to new employees, increasing the maximum company match in the 401(k) defined contribution plan to 5% from 4% of an employee’s earnings (the entire match was suspended effective April 1, 2009), adding a profit-sharing feature to the 401(k) plan, and establishing new retiree medical savings accounts. In 2009, the Company took the final steps to fully freeze all benefits under its retirement plans. The Company took these steps to reduce the costs and volatility of future pension expense and contributions.

Self-insurance liabilities

The Company self-insures for certain medical and disability benefits, workers’ compensation costs, and automobile and general liability claims with specified stop-loss provisions for high-dollar claims. The Company estimates the liabilities for these items (approximately $20 million at December 27, 2009) based on historical experience and advice from actuaries and claim administrators. Actual claims experience as well as changes in health care cost trends could result in the Company’s eventual cost differing from this estimate.

Income taxes

The Company files income tax returns with various state tax jurisdictions in addition to the Internal Revenue Service and is regularly audited by both federal and state tax agencies. From time to time, those audits may result in proposed adjustments. The Company has considered alternative interpretations that may be assumed by the various tax agencies and does not anticipate any material impact on its earnings as a result of these audits. The Company adopted an accounting standard related to uncertain tax positions in the first quarter of 2007. This standard requires that income tax positions recognized in an entity’s tax returns have a more-likely-than-not chance of being sustained prior to recording the related tax benefit in the financial statements. If subsequent information becomes available that changes the more-likely-than-not assessment of either a previously unrecognized or recognized tax benefit, the corresponding tax benefit or expense would be recorded in the period in which the information becomes available.

The Company records income tax expense using the liability method, under which deferred tax assets and liabilities are recorded for the differing treatments of various items of income and expense for financial reporting versus tax reporting purposes. The Company evaluates the need for a valuation allowance for deferred tax assets. The Company ordinarily bases its estimate of deferred tax assets and liabilities on current tax laws and rates as well as expected future income. However, the Company was in a net deferred tax asset position at the end of both 2009 and 2008 and, although the Company fully expects to utilize the underlying tax benefits, it could not assume future taxable income due to a cumulative book loss in recent years (the direct result of non-cash intangible asset impairment charges). The Company therefore established a valuation allowance.

Due to the requirements of accounting interpretations related to the Company’s amortization of intangible assets for income tax purposes, the Company anticipates recording additional deferred tax valuation allowance of $30 million, $25 million and $23 million in 2010, 2011, and 2012, respectively. This additional valuation allowance will be recorded as a non-cash charge to income tax expense. An explanation of this additional valuation allowance as well as a description of the situation and events that would alter it are described more fully in Note 3 of Item 8 of this Form 10-K. Significant changes in enacted federal and state tax laws or in expected future earnings might impact income tax expense and deferred tax assets and liabilities as well as the valuation allowance.

Summary

Management believes, given current facts and circumstances, supplemented by the expertise and concurrence of external resources, including actuaries and accountants, that its estimates and assumptions are reasonable and in accordance with GAAP. Management further believes that the assumptions and estimates actually used in the financial statements, taken as a whole, represent the most appropriate choices from among reasonably possible alternatives and fairly present the financial position, results of operations and cash flows of the Company. Management will continue to discuss key estimates with the Audit Committee of the Board of Directors.

RESULTS OF OPERATIONS

Net income

The Company recorded net losses of $36 million ($1.61 per share) and $632 million ($28.60 per share) in 2009 and 2008, respectively, and net income of $11 million ($.45 per share) in 2007. In order to facilitate a meaningful discussion of comparative results for the last three years, several items merit separate consideration. The Company recorded pretax impairment charges totaling $84 million and $912 million in 2009 and 2008, respectively. Challenging business conditions and the market’s perception of the value of media company stocks prompted the Company to perform an interim impairment test as of the end of the second quarter in 2008 that resulted in an impairment charge in that quarter. The Company performed its annual impairment test at the beginning of the fourth quarter of 2008 with no additional impairment indicated. However, business conditions worsened during the fourth quarter, and the market’s perception of the value of media company stocks deteriorated further, resulting in an additional impairment at the end of 2008. As 2009 progressed, it became clear that the anticipated economic recovery would be delayed, leading the Company to perform a second-quarter interim impairment test, with no impairment indicated. Several developments in the third quarter of 2009 had relevance for purposes of impairment testing. First, as previously mentioned, the Company changed its structure from one organized by division to one organized primarily by geographic market. At the same time, the Company reallocated goodwill in accordance with this new market structure. Second, the market’s perception of the value of media stocks rose considerably, which contributed to an increase of approximately $50 million in the estimated total fair value of all of the Company’s reporting units. Third, there were signs of the economy bottoming out. However, continued lackluster consumer spending in the third quarter of 2009 resulted in further advertising revenue erosion, and the Company’s expectation regarding a recovery in ad spending was delayed. These factors, together with the more granular testing required by accounting standards as a result of the Company’s new reporting structure, resulted in a third- quarter 2009 impairment charge. For additional information regarding these impairment charges, see the Note 2 in Item 8 of this Form 10-K.

As previously mentioned, the Company completed the sale of a fifth and final held-for-sale television station as well as a small business magazine in 2009; the first four television stations were sold in 2008. The Company recorded an after-tax gain of $8.9 million in 2009, an after-tax loss of $11.3 million in 2008, and an after-tax loss of $2 million in 2007 related to these divestitures. Results of the sold television stations (and their related Web sites) and the business magazine have been reported as discontinued operations for all years presented. See Note 4 of Item 8 in this Form 10-K for a detailed discussion of the Company’s acquisitions and divestitures.

The Company also consummated the sale of SP Newsprint Company (SPNC) in the second quarter of 2008 and increased the year-end, pretax, sale-related costs and write-downs it originally recorded in 2007 of approximately $15 million by another $1.6 million in 2008 based on the estimated value of certain post-closing items. In 2009, a small adverse adjustment related to working capital was recognized as was a small favorable resolution of a retained liability for an income tax dispute at SPNC. The total pretax impact of the SP Newsprint operations was income of $.7 million in 2009 and losses of $1.6 million and $31 million in 2008 and 2007, respectively. See Note 9 in Item 8 of this Form 10-K for a more complete discussion of the SPNC sale. The remainder of this discussion focuses only on results from continuing operations.

In an effort to better align its costs with the soft current business environment, the Company implemented various cost-reduction plans, which included voluntary and non-voluntary separation programs. These workforce reductions were in response to a general economic downturn, and particularly to the deep housing-induced recession in the Florida market. Full-time equivalent employees were reduced by approximately 1,000 employees at the close of 2008, and by an additional 900 employees by the close of 2009 (to approximately 4,700 employees). As the Company trimmed its workforce, severance costs of $6.6 million, $10.9 million, and $3 million were included in operating expenses for 2009, 2008, and 2007, respectively.

The Company had a loss from continuing operations of $45 million in 2009 as compared to a loss of $623 million in 2008; excluding the after-tax effect of impairment charges in both periods, 2009 produced income from continuing operations of $6.6 million, and 2008 resulted in a loss from continuing operations of $8.1 million. A significant aspect of this year-over-year improvement was a 19% decrease in operating expenses, which more than offset an 18% decrease in revenues. Revenues suffered declines in all advertising categories and across all markets, with the exception of Subscription/Content/Circulation revenues, which was the only category to show meaningful advancement due to higher subscription rates and expanded cable retransmission revenues. Sizeable cost savings were achieved through a combination of factors including: a mandatory employee furlough program, suspension of the company match on the 401(k) plan, and lower employee counts, all of which led to reduced compensation costs; a 48% decline in intangibles amortization expense (due to the impairment write-downs of network affiliation agreement intangibles); and decreased newsprint expense. Additionally, various gains played a role in year-over-year comparisons such as: a $2 million curtailment gain in 2009 associated with a final freeze on retirement plans; a $.7 million net gain in 2009 due primarily to a favorable tax ruling in connection with a retained liability from the 2008 sale of SPNC as compared to a $1.6 million loss in 2008; $2.6 million of gains in 2009 due to the Sprint/Nextel broadcast equipment conversion, as compared to a $5.2 million gain in 2008; and a $1.9 million gain in 2009 associated with an insurance recovery, as compared to a $3.3 million gain for a separate event in 2008. These latter items are discussed more fully in Note 11 of Item 8 of this Form 10-K.

Excluding the after-tax impairment charge in 2008, the Company recorded a loss from continuing operations of $8.1 million in 2008 as compared to income from continuing operations of $9.2 million in 2007. The largest factor impacting these results was a $99 million (11%) decrease in revenues. Mitigating the significant drop in revenues were cost containment efforts put in place beginning in the Florida Market in 2007 and continuing throughout the rest of the geographic markets in 2008. These cost containment efforts resulted in a $38 million (4.8%) decrease in operating costs (which excluded the 2008 impairment charges, but included severance costs of $10.9 million and $3 million in 2008 and 2007, respectively). In 2007, the Company recorded a $17.6 million pretax gain on an insurance settlement related to a fire at the Company’s Richmond printing facility that occurred in the second quarter of that year; an additional $3.3 million pretax gain was recorded in 2008 as the Company identified a more cost-effective method to clean the equipment and remediate the facility than previously anticipated (see Note 11 of Item 8 of this Form 10-K). These gains are included as a reduction to operating costs. Excluding the impact of these gains, the Company reduced operating costs by 6.4% in 2008. Partially offsetting the downturn in year-over-year operating results were: a 27% decrease in interest expense in 2008 (due to lower interest rates and decreased average debt levels), a $4.3 million increase in gains associated with the Sprint/Nextel broadcast equipment conversion, a $3.3 million reduction in intangibles amortization expense due primarily to the write-down of network affiliation assets resulting from the mid-year impairment charge, and lower costs for performance-based incentives. Additionally, the Company recorded a deferred tax valuation allowance in 2008 which had a $7.5 million impact on income tax expense (see the Income Taxes section of this MD&A and Note 3 of Item 8 in this Form 10-K).

Segment Results

As previously mentioned, at the beginning of the third quarter of 2009, the Company shifted from three platform-based divisions to five geographic market segments and a sixth segment that includes the Company’s interactive advertising services and certain other operations; collectively, they contain all of the operations that were formerly part of the Publishing, Broadcast and Interactive Media segments. The geographically-managed segments are: Virginia/Tennessee, Florida, Mid-South, North Carolina, and Ohio/Rhode Island.

Geographic Markets

Revenues

As part of this reorganization, revenues have been grouped primarily into five major categories: Local (including the category that was formerly Retail in the Publishing Division), National, Political (which includes Political advertising as was traditionally reported), Classified, and Subscription/Content/Circulation (which includes newspaper circulation, broadcast retransmission revenues, and interactive subscription and content revenues). The following chart summarizes the year-over-year changes in these select revenue categories:

	Year-to-date Change
	2009 vs 2008	2008 vs 2007
Local	-17.1%	-9.0%
National	-17.7%	-19.6%
Classified	-32.3%	-30.3%
Political	-83.8%	462.8%
Subs/Content/Circulation	20.6%	-12.1%

While a depressed advertising market played a significant role in lower Local and National advertising revenues, year-over-year comparisons were also directly affected by the 2008 Summer Olympics, which generated more than $12.5 million in advertising in that year. Over the past three years, Local and National revenues were down due to lower general advertising levels in reaction to the weak economy. Classified advertising declined in virtually all markets due to decreases in employment, automotive and real estate advertising. The decline in Classified results would have been more severe had it not been for the Company’s relationship with Yahoo! HotJobs, which allowed for higher rates due to the increase in volume brought about by that relationship. In 2009, while the Local advertising category decreased 17% from the prior year, it was responsible for approximately 40% of the overall drop in advertising revenues as compared to 2008; in 2008, Classified advertising was the reason for the largest portion of the revenue decline, particularly in the Florida Market, where it fell 44% in 2008 from the prior-year equivalent period. However, Subscription/Content/Circulation revenues made meaningful progress in 2009 as a rise in cable and satellite retransmission revenues contributed approximately two-thirds of the growth, and an increase in newspaper circulation (the result of higher rates) was responsible for the remainder.

Broadcast political advertising time sales are typically higher in even-numbered years as a result of the national and statewide political races which generate additional advertising dollars. These events, or their absence in a given year, cause a certain cyclicality which is demonstrated in the following graph showing Political advertising as a percentage of total television time sales. Accordingly, 2008 yielded higher Political advertising revenues, which were in sharp contrast to 2009 and 2007. With little deviation from historical trend, Political time sales in 2008 exceeded five and one-half times the prior-year level due to strong spending associated with presidential campaigns, U.S. congressional races, and issue spending in certain states.

Revenues in the Virginia/Tennessee Market fell $33 million (14% and 13%, respectively) in 2009 and 2008 compared to the prior years. In 2009 and 2008, Local and Classified advertising fell by approximately $35 million and $32 million, respectively, and were the largest contributors to the year-over-year declines as the recession-induced environment continued to take its toll. Partially offsetting weak advertising revenues were strong Subscription/Content/Circulation revenues in 2009, which showed solid growth due to both rate increases across all newspapers and to strong broadcast retransmission revenues. Improved Political advertising and subscription revenue in 2008 were largely offset by decreased National advertising.

Revenues in the Florida Market were down approximately 21% in both 2009 and 2008 from the equivalent prior-year periods. These decreases represented approximately one-third of the total consolidated revenue decline in 2009 and over half of the total consolidated revenue decline in 2008, reflecting the significantly weakened advertising environment across all sources of advertising dollars. Only Political advertising revenues in 2008 slightly mitigated this trend with a $5.6 million improvement year-over-year due to strong spending associated with the presidential campaigns, U.S. congressional races, and issue spending.

Revenues in the Mid-South Market fell $26 million (15%) and $8.7 million (4.8%) in 2009 and 2008, respectively, compared to prior years. Up until 2009, the Mid-South Market and North Carolina Market had been somewhat insulated from the recession that had hit the Company’s other markets. In 2009, Local advertising was down farthest from the prior-year levels with decreased National and Political revenues comprising the majority of the remaining shortfall. With 11 of the Company’s 18 network-affiliated television stations, the Mid-South Market is significantly influenced by Political advertising. Political advertising declined more than $10 million in 2009’s off-election year as compared to 2008; predictably, Political revenues improved (up $6.7 million) in 2008 from 2007 with a strong election year and had the effect of partially offsetting the decline in Local and National advertising due to weakness in the automotive advertising category. Following the trend, strong Subscription/Content/Circulation revenues partially offset the other revenue shortfalls in 2009.

Revenues in the North Carolina Market decreased $27 million (25%) and $4.9 million (4.5%) in 2009 and 2008, respectively, from the comparable periods in 2008 and 2007. While both years suffered declines in Local, Classified and National ad revenues because of advertiser cutbacks, the magnitude of the declines in these categories was much more amplified in 2009. In 2009, the North Carolina Market’s decrease in Local, National and Classified advertising was further exacerbated by a $6.7 million decrease in Political advertising revenues from the segment’s two broadcast stations as compared to a $7 million improvement in Political time sales in 2008 over 2007. Additionally, Subscription/Content/Circulation revenues showed progressive improvement in 2009 and 2008 on increased cable and satellite retransmission revenues.

Revenues in the Ohio/Rhode Island Market decreased $12 million (20%) in 2009 from the prior year, but improved $2.3 million (3.9%) in 2008 compared to 2007. This is the Company’s only geographic market which does not include any newspaper operations and is consequently less influenced by Classified advertising, but more affected by the ebb and flow of Political and Olympics revenues in corresponding odd and even-numbered years; consequently, this was the only geographic market to show year-over-year revenue improvement in either of the past two years. In 2008, Political advertising improved $10 million which more than offset the weak economy induced decreases in Local and National advertising. Subscription/Content/Circulation revenues showed progressive improvement in 2009 and 2008 due to increases in retransmission fees.

Operating Expenses

The Company has reacted to the challenging advertising environment by reducing costs across all markets while achieving greater efficiencies and implementing aggressive actions to better align expenses with current economic opportunities. In 2008, cost-containment efforts resulted in a 4.8% reduction in operating expense (excluding impairment charges) as compared to 2007; in 2009, the Company further reduced its cost structure, as evidenced by an approximate 19% decline in operating expenses (excluding impairment charges). Instrumental in aligning expenses with the prevailing economic environment were workforce reductions across the entire Company which resulted in an approximate 29% decrease in full-time equivalent employees from the end of 2007 to the end of 2009. As discussed previously, the Company’s results included pretax severance costs of $6.6 million, $10.9 million, and $3 million in 2009, 2008, and 2007, respectively, as the result of workforce reductions at most operations. Excluding the aforementioned severance costs, total employee compensation expense decreased a substantial 21% and 6.7% in 2009 and 2008 from the prior years due to the combination of several factors, including: lower employee counts, the elimination of positions at most locations, lower commissions, the consolidation of certain production facilities, the absence of profit sharing expense in 2008, and mandatory unpaid furlough days in 2009. Newsprint expense fell 37% in 2009 from the prior year due to a 32% reduction in consumption because of lower advertising linage, decreased circulation volumes, and concerted conservation efforts (including savings from the Company’s newspapers web-width conversions to 44-inch web format), as well as a 7.3% decrease in average cost per ton. Newsprint costs were down 10% in 2008 as compared to 2007 as the result of a 21% decline in consumption (a result of newspaper redesigns, lower advertising and subscription volumes and conservation efforts), partially offset by a 13% increase in cost per ton. Additional savings were derived in the areas of circulation, advertising sales and promotion across most markets.

Operating expenses in the Virginia/Tennessee Market decreased $32 million (17%) in 2009 and $12 million (5.7%) in 2008 from the prior years. Consistent with the overall trend, lower employee compensation costs made up the largest portion of the operating expense decrease. Compensation costs decreased $17 million (19%) and $6 million (6.2%) in 2009 and 2008, respectively. Additionally, reductions in newsprint costs of $6.8 million and $1.9 million in 2009 and 2008, respectively, were responsible for a substantial part of the remaining decrease.

In an effort to respond to the economic challenges in the Florida Market, operating expenses shrank by $49 million (24%) in 2009 and $20 million (9%) in 2008, which represented over half of the Company’s operating expense reductions in 2008. Compensation expense fell by 29% in 2009 and 9% in 2008. Newsprint costs decreased $8.3 million and $3.8 million in 2009 and 2008, respectively. In addition to the areas of expense reduction already discussed, the Florida Market further reduced departmental costs approximately $6 million to $7 million in 2009 and 2008 due to concerted cost reductions, elimination, and postponement efforts across all areas of operations, particularly circulation and distribution costs.

Operating expenses in the Mid-South Market decreased $22 million (15%) in 2009 and $3.4 million (2.3%) in 2008 as compared to the prior year. As previously mentioned, the Mid-South and North Carolina Markets were fortunate that, up until 2009, the full impact of the recession was not felt in their markets. However, as the effects of the soft economy encroached upon them, they reacted swiftly and reduced costs. In 2009, 60% of the reduced costs in the Mid-South Market were attributable to lower compensation cost, with the majority of the remainder coming from intensive efforts to reduce departmental spending in all areas. In 2008, cost reductions were on a much smaller scale than 2009, but nonetheless were achieved in the areas of advertising and promotion expenses, travel and entertainment, marketing and compensation costs (down $1.1 million, or $2.4 million excluding severance costs). This market has a heavier mix of broadcast stations than newspapers and therefore, while newsprint costs were down, they were proportionally less significant to the overall cost savings than in other markets.

Operating expenses decreased $20 million (21%) in 2009 and $2.4 million (2.5%) in 2008 in the North Carolina Market and were consistent with the overall market trend of reduced headcount and lower newsprint costs. In 2009, lower compensation costs accounted for more than half of the Market’s operating expense reduction; lower newsprint costs combined with reduced departmental spending contributed the remaining savings. In 2008, savings were achieved through a focus on driving down discretionary spending for repairs and maintenance, promotional and marketing costs combined with lower newsprint costs and compensation costs (down $.9 million, or $1.4 million excluding severance costs).

Operating expenses in the Ohio/Rhode Island Market decreased $8.9 million (18%) in 2009 and $1.3 million (2.6%) in 2008 compared to the prior year due primarily to lower compensation costs, which were down $5.7 million in 2009 and $.3 million in 2008 (or $1.3 million in 2008 excluding severance costs). Additional expense reductions were achieved in departmental spending in the areas of marketing and promotion. Newsprint was not a factor as the Company does not operate any newspapers in the Ohio/Rhode Island Market.

Advertising Services & Other

Advertising Services & Other primarily includes:

•	Blockdot - a leading advergaming business;

•	Dealtaker.com - an online social shopping portal that was acquired at the beginning of the second quarter of 2008;

•	NetInformer - a leading provider of mobile advertising and marketing services purchased in the fourth quarter of 2008;

•	Production Services - comprised primarily of a provider of broadcast equipment and studio design services.

Revenues in the Advertising Services & Other segment in 2009 were essentially even with the 2008 level, however, components within that Market showed significant fluctuations. Dealtaker.com grew its revenues by more than 65% (in part because the Company had only nine months of ownership in 2008), reflecting increased traffic and visitors buying from merchant sites. Conversely, Production Services’ revenues declined 34% as installation and service sales struggled to meet prior-year levels.

Revenues in the Advertising Services & Other segment decreased $7.8 million in 2008 compared to 2007 as the result of two factors. First, sales in Production Services fell 48% as the digital conversion to broadcast high definition was substantially completed at the end of 2007. Second, revenues at Blockdot were down $2.4 million as the pace of advergaming sales was adversely affected by the sluggish economy. These reductions were offset, in part, by the acquisition at the beginning of the second quarter of 2008 of DealTaker.com, which generated revenues of $5.7 million in 2008.

Operating costs were down 12% in 2009 and 29% in 2008 due primarily to lower compensation costs. Additionally, lower cost of goods sold was in line with the previously mentioned reduced volume of work at Production Services.

Operating Profit (Loss)

The following chart shows the change in operating profit by market; the year-over-year movement in market operating profit was driven by the underlying fluctuations in revenue and expense as detailed in the previous discussion.

Change in Operating Profit/(Loss)

	2009 versus 2008		2008 versus 2007
($ in millions)	Amount	Percent	Amount	Percent
Virginia/Tennessee	$(1.0)	(2.5)	$(24.1)	(37.2)
Florida	5.7	—	(31.7)	—
Mid-South	(3.8)	(15.2)	(5.3)	(17.5)
North Carolina	(6.9)	(59.5)	(2.6)	(18.0)
Ohio/Rhode Island	(3.4)	(24.5)	3.6	35.5
Advertising Services & Other	3.1	206.7	2.3	—
Eliminations/Disc. Ops	1.1	(100.0)	0.7	36.6

	$(5.2)	(5.8)	$(57.1)	(38.8)

In 2009, the North Carolina, Mid-South, and Ohio/Rhode Island Markets contributed the largest portion of the year-over-year operating profit shortfall. While all of these markets were impacted by reduced advertising revenues, particularly Local, the Ohio/Rhode Island and Mid-South Markets were especially hard hit by the absence of Olympics-generated revenues and the virtual absence of Political advertising. Anemic Classified revenues in the North Carolina Market contributed as well. The Virginia/Tennessee Market showed only a small decline as lower revenues were tempered by reduced operating costs. Lower compensation and newsprint costs more than offset reduced revenues in the Florida Market to produce a $5.7 million increase in year-over-year operating profits.

In 2008, the Virginia/Tennessee and Florida Markets were responsible for the majority of the operating profit shortfall from the prior year. Lower operating expenses in these markets were unable to overcome decreased revenues. Both markets were impacted by significantly reduced advertising in their publishing operations as compared to the other geographic markets with significant broadcast stations which benefitted from strong 2008 Political advertising revenue. Advertising Services & Other operating profit benefitted from the second-quarter 2008 acquisition of DealTaker.com which produced robust operating profits of $3.9 million.

Interest expense

Interest expense decreased $1.5 million in 2009 from the prior year due to a $70 million decline in average debt levels, partially offset by a 30 basis point increase in the average interest rate to 5.6%.

In the third quarter of 2006, the Company entered into three interest rate swaps (where it pays a fixed rate and receives a floating rate) to manage interest cost and cash flows associated with variable interest rates, primarily short-term changes in LIBOR, not to trade such instruments for profit or loss. The interest rate swaps are carried at fair value based on a discounted cash flow analysis (predicated on quoted LIBOR prices) of the estimated amounts the Company would have received or paid to terminate the swaps. These interest rate swaps were cash flow hedges with notional amounts totaling $300 million; swaps with notional amounts of $100 million matured in 2009, and $200 million will mature in 2011. Changes in cash flows of the interest rate swaps offset changes in the interest payments on the Company’s bank term loan. These swaps effectively convert the Company’s variable rate bank debt to fixed rate debt with a weighted average interest rate approximating 8.4% at December 27, 2009.

Income taxes

The Company’s effective tax rate on income (loss) from continuing operations was 39% (on a pretax loss), 32% (on pretax loss) and 24% (on pretax income, including a specific tax benefit) in 2009, 2008 and 2007, respectively. The increase in the 2009 rate reflects a normalized tax rate attributed to a NOL carryback benefit of approximately $25 million as well as the intraperiod tax allocation rules. The relatively low rate in 2008 was due principally to the non-deductible goodwill (which could not be tax benefitted) that was included as a component of the impairment charge in that year. The atypically low rate in 2007 was due to the relatively greater impact that favorable permanent differences (book versus tax) had on that year’s reduced pretax income and to a tax benefit of $786 thousand that the Company recognized in 2007 to record the favorable resolution of an outstanding state income tax assessment.

As of December 27, 2009 and December 28, 2008 the Company had a valuation allowance recorded against its net deferred tax asset of $24 million and $48 million, respectively, because cumulative pretax income in recent years was in an overall loss position primarily due to non-cash impairment charges. There was no valuation allowance as of December 30, 2007. The decrease in the net deferred tax balance and corresponding valuation allowance was due principally to the availability of an NOL carryback benefit permitted by recent legislation as well as a sharp reduction in the unfunded pension liability. See Note 3 in Item 8 of this Form 10-K for a complete discussion of the Company’s deferred tax asset valuation allowance.

The Company adopted an accounting standard related to the uncertainty in income taxes at the beginning of fiscal 2007 and recognized a $4.9 million net increase in the liability for uncertain tax positions, which was accounted for as a reduction of retained earnings. See Note 3 of Item 8 in this Form 10-K for a complete discussion of the adoption of this standard and the roll-forward of the liability of uncertain tax positions.

Other

The Company has certain plans in place, mainly the Supplemental 401(k) Plan and the Director’s Deferred Compensation Plan, which are designed to align the interests of the participants with those of the shareholders. Future fluctuations in the Company’s stock price could have a significant effect on the amount of expense recognized. Each $1 change in the Company’s stock price as of December 27, 2009 would have affected the Company’s pretax income by approximately $.4 million.

LIQUIDITY

Over the past several years the overall economy has been faced with a recession and a credit crisis, both of which have had a direct impact on the Company. The impact of the economy on the Company’s operating results has been detailed above, and the credit crisis has made the process of amending and revising the Company’s financing structure increasingly difficult. Despite those difficulties, the Company has successfully amended its financing structure three times and successfully met all covenants in those agreements. Subsequent to the end of 2009, the Company put a new financing structure in place that is expected to serve its needs for the next several years. The Company simultaneously amended and extended its bank debt and issued Senior Notes in a private placement. The proceeds from the Senior Notes, which mature in 2017, were used to pay down existing bank credit facilities. At the same time the maturity of the bank facility was extended to March 2013, and the revised operating covenants under the agreements provide additional financial flexibility for the Company. The steps that the Company has taken to lower its debt levels in recent years and to implement the new financing structure should allow the Company the flexibility necessary to operate within the debt covenants at a cost the Company believes to be manageable.

Following the closing of these transactions on February 12, 2010, the Company has in place with its syndicate of banks a $400 million term loan that is fully drawn and a $70 million revolving credit line with $6 million drawn. Also outstanding are 11.75% Senior Notes with a par value of $300 million that were sold at a discount. The amended bank credit facilities mature in March 2013 and bear an interest rate of LIBOR plus a margin (4.73% immediately following closing) based on the Company’s leverage ratio, as defined in the agreement. Total debt outstanding was $699 million as of the closing of the transactions. The new agreements have two main financial covenants: a leverage ratio and a fixed charge coverage ratio which involve debt levels, interest expense as well as other fixed charges, and a rolling four-quarter calculation of EBITDA – all as defined in the agreements. These ratios have been amended to reflect the current operating environment and they position the Company to emerge from the current economic downturn. The Company has pledged its cash and assets as well as the stock of its subsidiaries as collateral; the Company’s subsidiaries also guaranteed the debt securities of the parent company. Additionally, there are restrictions on the Company’s ability to pay dividends (none are allowed in 2010 or 2011), make capital expenditures above certain levels, repurchase its stock, and engage in certain other transactions such as making investments or entering into capital leases above certain preset levels.

From 2007 to 2009, the Company operated under credit facilities with a syndicate of banks that was originally established in 2005. At its peak, availability under these facilities exceeded $1.3 billion. At year end 2009, the Company’s debt consisted of a modified revolving credit facility of $575 million ($426 million outstanding) and a term loan of $286 million. Following amendments in late 2007 and 2008, these facilities matured in 2011 and contained leverage and interest coverage ratios. Thus a decline in operating performance adversely affected these ratios. As the wider economy and the Company’s performance deteriorated during the 2007 to 2009 period, the Company reduced its operating expenses though a series of increasing cost reduction and elimination efforts, sold its interest in SPNC and certain television stations, and reduced capital expenditures. In late 2008, the Company cut its quarterly dividend in half; in 2009 it indefinitely suspended the dividend. Additional actions in 2009 included suspending the match of the 401(k) plan effective April 1st, freezing benefits under its retirement plans, and implementing an employee furlough program whereby most employees had 15 days of unpaid leave. There have been no management bonuses or profit-sharing payments for employees in recent years.

Since the beginning of 2007, the Company has repaid more than $200 million of debt. It has made acquisitions totaling $26 million, primarily targeting online and Advertising Services companies. It has taken necessary actions (as noted in the preceding paragraph) to remain compliant with all debt covenants. The Company believes that its operating cash flow over the next year together with availability under its new financing structure provides the necessary financial flexibility to manage its working capital and capital expenditure needs while developing new products and revenue streams and maintaining existing ones. The Company currently anticipates its operating results will include higher revenues as the economy continues to improve, particularly at its television stations due to the typical even-year presence of Olympics and Political advertising; digital revenues are also expected to grow. However, interest expense is expected to be approximately $30 million higher in 2010 than in 2009, including certain costs expensed at the closing of the new financing structure, representing a 9.5% all-in rate for the year. Additionally, there are no current plans to re-institute the furlough program, which saved the Company more than $9 million in 2009, and certain other spending that had been postponed or curtailed may be permitted depending on the revenue environment. The Company will continue to monitor its revenues, expense levels, and debt covenants and will adjust its operations and capital expenditures as appropriate to maintain cash flow and ensure compliance with the covenants going forward. The Company’s current plans anticipate a modest reduction of debt in 2010.

The Company does not have material off-balance sheet arrangements.

The table that follows shows long-term debt and other specified obligations of the Company as of December 27, 2009:

(In millions)	Payments Due By Periods
Contractual obligations[1]	Total	2010	2011 2012	2013 2014	2015 and beyond
Long-term debt:[2]
Revolving credit facility	$426.0	$—	$426.0	$—	$—
Term loan	285.8	—	285.8	—	—
Operating leases[3]	26.3	6.4	8.8	3.3	7.8
Broadcast film rights[4]	41.0	14.7	23.4	2.6	0.3
Estimated benefit payments from Company assets[5]	64.9	5.2	11.9	13.8	34.0
Purchase obligations[6]	143.3	89.5	42.6	9.7	1.5

Total specified obligations	$987.3	$115.8	$798.5	$29.4	$43.6

[1]

Other than the estimated benefit payments from company assets and broadcast film rights disclosed above and discussed further below, the table excludes items contained in “Other liabilities and deferred credits” on the Consolidated Balance Sheets, primarily because the ultimate timing and amount of these future payments is not determinable. As disclosed in Note 3 of Item 8 of this Form 10-K, the Company had a non-current liability for uncertain tax positions of approximately $8.1 million at December 27, 2009. The Company cannot reasonably estimate the amount or period in which the ultimate settlement of these uncertain tax positions will occur, therefore the contractual obligations table excludes this liability.

[2]

The table reflects the Company’s long-term debt as of the end of the year and not the new financing structure that the Company entered into February 12, 2010. Since the Company had the legal right to prepay its long-term debt at that time without penalty, no future interest expense was included.

[3]	Minimum rental commitments under noncancelable lease terms in excess of one year.
[4]

Broadcast film rights include both recorded short-term and long-term liabilities for programs which have been produced and unrecorded commitments to purchase film rights which are not yet available for broadcast.

[5]

Actuarially estimated benefit payments under pension and other benefit plans expected to be funded directly from Company assets through 2019 which excludes expected contributions to the qualified pension plan. The Company currently expects to contribute $15 million and $20 million to its qualified pension plan in 2010 and 2011, respectively, which is in excess of the expected minimum funding requirements. A further discussion is included in the paragraph that follows this chart.

[6]

Purchase obligations include: 1) all current liabilities not otherwise reported in the table that will require cash settlement, 2) significant purchase commitments for fixed assets, and 3) significant non-ordinary course contract-based obligations. Purchase obligations exclude the Company’s purchase commitment to SPNC for newsprint as the contract is based on market prices which are highly volatile. As indicated in Note 9 of Item 8 of this Form 10-K, the Company is committed to purchase a minimum of approximately 42 thousand tons of newsprint in 2010 and 35 thousand tons of newsprint per year through 2013 from SPNC.

The Company’s unfunded obligation under its pension plans improved significantly in 2009 (see Note 8 of Item 8 of this Form 10-K) due to a 24% improvement in the value of plan assets and a 6.5% reduction in the plans’ liabilities. The Company made contributions in excess of required minimum contributions of $15 million to its Retirement Plan in 2009 and currently anticipates making $15 million in contributions in 2010 and $20 million in 2011. By making contributions before they are required – as it has in the past – the Company expects to limit the ultimate amount that it will need to contribute. Many factors influence the required funding for the plan including the return on invested assets, funding requirements that are set forth by ERISA in enacting the laws passed by Congress, and the long-term discount rates that are applied to the funds’ benefit liabilities. The amounts shown in the preceding table do not reflect plan contributions. If the factors noted above remain unchanged, the Company’s required contributions in subsequent years would be of a similar magnitude.

OUTLOOK FOR 2010

The Company believes that 2010 holds the prospect of a gradual improvement in the economy, advertising spending patterns that show signs of firming, and additional revenues which an even-numbered year draws from Political and Olympics advertising dollars. Higher revenues are expected to lead to increased market operating profits; however, increased interest expense and increased income tax expense, both of which were described earlier, will most likely offset much of the operating improvement. However, the new financing structure will provide the Company with greater financial flexibility to pursue its business strategy of further developing its fast-growing digital media business while maintaining strong local broadcast television and newspaper platforms. The Company’s flatter and leaner organizational structure strengthens and speeds its ability to react to rapid changes within its business without bias to media platform. This market-based structure enhances the Company’s ability to closely connect with existing customers and creates new opportunities to reach non-customers, all of which strengthen its ability to weather the short-term while positioning itself for long-term success.

Non-GAAP Financial Metrics

The Company has presented the following non-GAAP financial metrics in Management’s Discussion and Analysis: income (loss) from continuing operations excluding the after-tax effect of impairment charges, operating costs excluding impairment charges, operating costs excluding impairment charges and insurance gains, and employee compensation excluding severance. The Company believes these metrics are useful to shareholders and investors in understanding the Company’s financial results due to the outsized impact that severance, impairment, and insurance gains have had on the Company’s consolidated statements of operations. Specifically, the Company believes these metrics help investors and shareholders evaluate the effect the Company’s cost-cutting initiatives have had on its financial performance. A reconciliation of these non-GAAP financial metrics to amounts on the consolidated statements of operations is included in the charts that follow:

(in thousands, except percentages)	2009	2008	2007

Income (loss) from continuing operations	$(44,793)	$(623,255)	$9,235
Goodwill and other asset impairment	84,220	912,020	—
Tax effect of impairment	(32,846)	(296,883)	—

Income (loss) from continuing operations excluding the after-tax effect of impairment charges	$6,581	$(8,118)	$9,235

	2009	2008	2007

Operating costs	$690,738	$1,661,932	$790,861
Goodwill and other asset impairment (included in operating costs)	(84,220)	(908,701)	—

Operating costs excluding impairment charges	$606,518	$753,231	$790,861

Percentage change from previous year	(19.5)%	(4.8)%

		2008	2007

Operating costs		$1,661,932	$790,861
Goodwill and other asset impairment (included in operating costs)		(908,701)	—
Gain on insurance recovery		3,250	17,604

Operating costs excluding impairment charges and insurance gains		$756,481	$808,465

Percentage change from previous year		(6.4)%

	2009	2008	2007

Employee compensation	$300,439	$380,434	$399,157

Severance expense	(6,585)	(10,908)	(2,984)
Discontinued operations severance expense	(1)	(83)	(27)

Severance expense adjusted for discontinued operations	(6,584)	(10,825)	(2,957)

Employee compensation excluding severance	$293,855	$369,609	$396,200

Percentage change from previous year	(20.5)%	(6.7)%

*  *  *  *  *  *  *

Certain statements in this annual report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to pending transactions and contractual obligations, critical accounting estimates and assumptions, the impact of the Internet, and expectations regarding the effects of its new financing structure, the Yahoo! agreements, newsprint prices, pension and post-retirement plans, general advertising levels and political advertising levels, and the effects of changes to FCC regulations. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “plans,” “hopes” and similar words, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements. The reader should understand that it is not possible to predict or identify all risk factors. Consequently, any such list should not be considered a complete statement of all potential risks or uncertainties.

These forward-looking statements should be considered in light of various important factors that could cause actual results to differ materially from estimates or projections including, without limitation: changes in advertising demand, changes to pending accounting standards, changes in circulation levels, changes in consumer preferences for programming,, changes in relationships with broadcast networks and lenders, the availability and pricing of newsprint, fluctuations in interest rates, the performance of pension plan assets, health care cost trends, regulatory rulings including those related to ERISA and tax law, natural disasters, and the effects of acquisitions, investments and dispositions, and debt agreements on the Company’s results of operations and its financial condition. Actual results may differ materially from those suggested by forward-looking statements for a number of reasons including those described in Item 1A “Risk Factors” of this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk is principally associated with interest rates and newsprint costs. The Company is subject to interest rate fluctuations related to debt obligations. These fluctuations are managed by balancing the amount of fixed versus variable-rate borrowings including the use of interest rate swaps as described more fully in Note 5 of Item 8 of this Form 10-K. Based on the variable-rate debt outstanding during 2009, 2008, and 2007, a 50 basis point change in interest rates would have altered pretax interest expense by $2.5 million to $3 million.

Newsprint is a commodity whose price is subject to supply and demand imbalances. With the sale of its interest in SPNC in 2008, the Company is now solely a newsprint consumer. Newsprint expense represented 21% in 2009, and 27% in 2008 and 2007 of the Company’s production costs. Focused solely on the number of tons consumed, a $10 change in newsprint prices would have altered the Company’s newsprint expense in 2009, 2008, and 2007 by approximately $600 thousand to $1 million.

Item 8.	Financial Statements and Supplementary Data

On January 28, 2010, the Company issued its consolidated financial statements as of December 27, 2009, and December 28, 2008, and for each of the three years in the period ended December 27, 2009, by posting them to its Web site, www.mediageneral.com, in accordance with Securities and Exchange Commission rules. Those financial statements were also included as Exhibit 99.1 of the Form 8-K filed on January 28, 2010.

The Company’s subsidiaries guarantee the debt securities of the parent company. Unaudited condensed consolidating balance sheets, statements of operations, and statements of cash flows for the parent company, the Guarantor Subsidiaries, and the non-Guarantor Subsidiaries, which is comprised of certain variable interest entities for which the Company is the primary beneficiary, together with certain eliminations as of December 27, 2009, December 28, 2008, and December 30, 2007, are incorporated by reference to Exhibit 99.10 of Form 8-K filed on January 28, 2010.

Report of Management on Media General, Inc.’s Internal Control over Financial Reporting

Management of Media General, Inc., (the Company) has assessed the Company’s internal control over financial reporting as of December 27, 2009, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 27, 2009, the Company’s system of internal control over financial reporting was properly designed and operating effectively based upon the specified criteria.

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

January 28, 2010

/s/ Marshall N. Morton	/s/ John A. Schauss	/s/ O. Reid Ashe Jr.
President and Chief Executive Officer	Vice President-Finance and Chief Financial Officer	Executive Vice President and Chief Operating Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders

Media General, Inc.

We have audited Media General, Inc.’s internal control over financial reporting as of December 27, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Media General, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Media General, Inc.’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Media General, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Media General, Inc., as of December 27, 2009, and December 28, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 27, 2009, and our report dated January 28, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Richmond, Virginia
January 28, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Media General, Inc.

We have audited the accompanying consolidated balance sheets of Media General, Inc., as of December 27, 2009, and December 28, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 27, 2009. Our audits also included the financial statement schedule listed in the accompanying index in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Media General, Inc., at December 27, 2009, and December 28, 2008, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 27, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Media General, Inc.’s internal control over financial reporting as of December 27, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 28, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Richmond, Virginia
January 28, 2010

Media General, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Years Ended
	December 27, 2009	December 28, 2008	December 30, 2007

Revenues
Publishing	$357,502	$436,870	$524,775
Broadcasting	258,967	322,106	336,479
Digital media and other	41,143	38,399	35,039

Total revenues	657,612	797,375	896,293

Operating costs:
Employee compensation	300,439	380,434	399,157
Production	154,785	193,034	211,426
Selling, general and administrative	94,031	111,549	124,884
Depreciation and amortization	59,178	71,464	72,998
Goodwill and other asset impairment (Note 2)	84,220	908,701	—
Gain on insurance recovery	(1,915)	(3,250)	(17,604)

Total operating costs	690,738	1,661,932	790,861

Operating income (loss)	(33,126)	(864,557)	105,432

Other income (expense):
Interest expense	(41,978)	(43,449)	(59,577)
Impairment of and income (loss) on investments	701	(4,419)	(34,825)
Other, net	972	979	1,126

Total other expense	(40,305)	(46,889)	(93,276)

Income (loss) from continuing operations before income taxes	(73,431)	(911,446)	12,156
Income tax expense (benefit)	(28,638)	(288,191)	2,921

Income (loss) from continuing operations	(44,793)	(623,255)	9,235
Discontinued operations:
Income from discontinued operations (net of income taxes of $2 in 2009, $1,727 in 2008 and $2,207 in 2007)	155	2,701	3,452
Net gain (loss) related to divestiture of discontinued operations (net of income taxes of $144 in 2009, and income tax benefit of $5,846 in 2008 and $722 in 2007)	8,873	(11,300)	(2,000)

Net income (loss)	$(35,765)	$(631,854)	$10,687

Earnings (loss) per common share:
Income (loss) from continuing operations	$(2.01)	$(28.21)	$0.39
Income (loss) from discontinued operations	0.40	(0.39)	0.06

Net income (loss)	$(1.61)	$(28.60)	$0.45

Earnings (loss) per common share - assuming dilution:

Income (loss) from continuing operations	$(2.01)	$(28.21)	$0.39
Income (loss) from discontinued operations	0.40	(0.39)	0.06

Net income (loss)	$(1.61)	$(28.60)	$0.45

Notes to Consolidated Financial Statements begin on page 42.

Media General, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share amounts)

ASSETS

	December 27, 2009	December 28, 2008
Current assets:
Cash and cash equivalents	$33,232	$7,142
Accounts receivable (less allowance for doubtful accounts 2009 - $5,371; 2008 - $5,961)	104,405	102,174
Inventories	6,632	12,035
Other	60,786	38,849
Assets of discontinued operations	—	12,402

Total current assets	205,055	172,602

Other assets	34,177	41,287

Property, plant and equipment, at cost:
Land	37,362	37,736
Buildings	308,538	312,141
Machinery and equipment	545,050	540,999
Construction in progress	4,191	17,229
Accumulated depreciation	(473,933)	(454,478)

Net property, plant and equipment	421,208	453,627

FCC licenses and other intangibles - net	220,591	245,266

Excess of cost over fair value of net identifiable assets of acquired businesses	355,017	421,470

Total assets	$1,236,048	$1,334,252

Notes to Consolidated Financial Statements begin on page 42.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 27, 2009	December 28, 2008
Current liabilities:
Accounts payable	$26,398	$41,365
Accrued expenses and other liabilities	72,174	86,291
Liabilities of discontinued operations	—	3,053

Total current liabilities	98,572	130,709

Long-term debt	711,909	730,049

Retirement, post-retirement, and post-employment plans	173,017	251,175

Deferred income taxes	7,233	—

Other liabilities and deferred credits	53,066	67,092

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock ($5 cumulative convertible), par value $5 per share:
authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 22,241,959 and 22,250,130 shares	111,210	111,251
Class B, authorized 600,000 shares; issued 551,881 shares	2,759	2,759
Additional paid-in capital	24,253	21,934
Accumulated other comprehensive loss:
Unrealized loss on derivative contracts	(9,691)	(17,927)
Pension and postretirement	(108,012)	(170,212)
Retained earnings	171,732	207,422

Total stockholders’ equity	192,251	155,227

Total liabilities and stockholders’ equity	$1,236,048	$1,334,252

Notes to Consolidated Financial Statements begin on page 42.

Media General, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except shares and per share amounts)

	Class A Shares	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
		Class A	Class B
Balance at December 31, 2006	23,556,472	$117,782	$2,780	$55,173	$(111,248)	$872,873	$937,360
Net income		—	—	—	—	10,687	10,687
Unrealized loss on equity securities (net of deferred tax benefit of $912)		—	—	—	(1,600)	—	(1,600)
Reclassification of loss included in net income (net of deferred taxes of $1,314)		—	—	—	2,306	—	2,306
Unrealized loss on derivative contracts (net of deferred tax benefit of $1,874)		—	—	—	(3,288)	—	(3,288)
Pension and postretirement (net of deferred taxes of $21,021)		—	—	—	36,553	—	36,553

Comprehensive income							44,658
Uncertain tax position adoption		—	—	—	—	(4,921)	(4,921)
Cash dividends to shareholders ($0.92 per share)		—	—	—	—	(21,156)	(21,156)
Exercise of stock options	14,800	74	—	348	—	—	422
Repurchase of common stock	(1,500,000)	(7,500)	—	(41,216)	—	—	(48,716)
Stock-based compensation		—	—	5,649	—	—	5,649
Income tax benefits relating to stock-based compensation		—	—	110	—	—	110
Other	(15,437)	(77)	—	(351)	—	29	(399)

Balance at December 30, 2007	22,055,835	110,279	2,780	19,713	(77,277)	857,512	913,007

Net loss		—	—	—	—	(631,854)	(631,854)
Unrealized loss on derivative contracts ($0 tax benefit)		—	—	—	(9,510)	—	(9,510)
Pension and postretirement ($0 tax benefit)		—	—	—	(101,352)	—	(101,352)

Comprehensive loss							(742,716)
Cash dividends to shareholders ($0.81 per share)		—	—	—	—	(18,510)	(18,510)
Performance accelerated restricted stock	131,333	657	—	(1,602)	—	274	(671)
Stock-based compensation		—	—	5,756	—	—	5,756
Income tax benefits relating to stock-based compensation		—	—	99	—	—	99
Other	62,962	315	(21)	(2,032)	—	—	(1,738)

Balance at December 28, 2008	22,250,130	111,251	2,759	21,934	(188,139)	207,422	155,227

Net loss		—	—	—	—	(35,765)	(35,765)
Unrealized gain on derivative contracts (net of deferred taxes of $134)		—	—	—	8,236	—	8,236
Pension and postretirement (net of deferred taxes of $1,011)		—	—	—	62,200	—	62,200

Comprehensive income							34,671
Performance accelerated restricted stock	(55,253)	(276)	—	(333)	—	75	(534)
Stock-based compensation		—	—	2,389	—	—	2,389
Other	47,082	235	—	263	—	—	498

Balance at December 27, 2009	22,241,959	$111,210	$2,759	$24,253	$(117,703)	$171,732	$192,251

Notes to Consolidated Financial Statements begin on page 42.

Media General, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended
	December 27, 2009	December 28, 2008	December 30, 2007
Cash flows from operating activities:
Net income (loss)	$(35,765)	$(631,854)	$10,687
Adjustments to reconcile net income (loss):
Depreciation	46,015	51,591	53,109
Amortization	13,177	20,270	25,341
Deferred income taxes	10,948	(272,620)	16,289
Uncertain tax positions	(4,771)	—	—
Impairment of and (income) loss on investments	(701)	4,419	34,825
Goodwill and other asset impairment	84,220	908,701	—
Provision for doubtful accounts	4,087	7,690	5,929
Insurance proceeds related to repair costs	374	—	19,959
Gain on insurance recovery	(1,915)	(3,250)	(17,604)
Net (gain) loss related to divestiture of discontinued operations	(8,873)	11,300	2,000
Change in assets and liabilities:
Retirement plan contributions	(15,000)	(10,000)	—
Income taxes refundable	(22,587)	(15,855)	(17,518)
Intraperiod tax allocation	(1,145)	—	—
Company owned life insurance (cash surrender value less policy loans)	(1,216)	19,137	(1,110)
Accounts receivable and inventory	(669)	20,710	(3,721)
Accounts payable, accrued expenses and other liabilities	(28,985)	(14,007)	(6,636)
Other, net	(3,416)	2,526	9,279

Net cash provided by operating activities	33,778	98,758	130,829

Cash flows from investing activities:
Capital expenditures	(18,453)	(31,517)	(78,142)
Purchases of businesses	—	(23,804)	(2,525)
Proceeds from sales of discontinued operations and investments	17,625	138,302	—
Insurance proceeds related to machinery and equipment	3,120	—	27,841
Distribution from unconsolidated affiliate	—	—	5,000
Collection (funding) of note receivable	5,000	(5,000)	—
Other, net	2,991	5,882	8,245

Net cash provided (used) by investing activities	10,283	83,863	(39,581)

Cash flows from financing activities:
Increase in debt	215,700	330,000	570,000
Repayment of debt	(233,840)	(497,523)	(588,823)
Stock repurchase	—	—	(48,716)
Debt issuance costs	—	(4,182)	(1,010)
Cash dividends paid	—	(18,510)	(21,156)
Other, net	169	522	743

Net cash used by financing activities	(17,971)	(189,693)	(88,962)

Net increase (decrease) in cash and cash equivalents	26,090	(7,072)	2,286
Cash and cash equivalents at beginning of year	7,142	14,214	11,928

Cash and cash equivalents at end of year	$33,232	$7,142	$14,214

Notes to Consolidated Financial Statements begin on page 42.

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

Fiscal year

The Company’s fiscal year ends on the last Sunday in December. Results for 2009, 2008 and 2007 are for the 52-week periods ended December 27, 2009, December 28, 2008 and December 30, 2007, respectively. The Company has evaluated events occurring subsequent to December 27, 2009 through January 28, 2010 for recognition and/or disclosure in these consolidated financial statements.

Principles of consolidation

The accompanying financial statements include the accounts of Media General, Inc., subsidiaries more than 50% owned and certain variable interest entities, from time to time, for which Media General, Inc. is the primary beneficiary (collectively, the Company). All significant intercompany balances and transactions have been eliminated. The equity method of accounting is used for investments in companies in which the Company has significant influence; generally, this represents investments comprising approximately 20 to 50 percent of the voting stock of companies and certain partnership interests.

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

Revenue recognition

The Company’s principal sources of revenue are the sale of advertising in newspapers, the sale of newspapers to individual subscribers and distributors, and the sale of airtime on television stations. The Company also derives revenues from cable and satellite retransmissions of its broadcast programs, as well as from the sale of broadcast equipment and studio design services. In addition, the Company sells advertising on its newspaper and television Web sites and portals, and derives revenues from other online activities, including an online advergaming development firm and an online shopping portal. Advertising revenue is recognized when advertisements are published, aired or displayed, or when related advertising services are rendered. Newspaper advertising contracts, which generally have a term of one year or less, may provide rebates or discounts based upon the volume of advertising purchased during the terms of the contracts. Estimated rebates and discounts are recorded as a reduction of revenue in the period the advertisement is displayed. This requires the Company to make certain estimates regarding future advertising volumes. Estimates are based on various factors including historical experience and advertising sales trends. These estimates are revised as necessary based on actual volume realized. Subscription revenue is recognized on a pro-rata basis over the term of the subscription. Amounts received from customers in advance are deferred until earned. Revenues from fixed price contracts (such as studio design services or advergaming development) are recognized under the percentage of completion method, measured by actual cost incurred to date compared to estimated total costs of each contract. Retransmission revenues from cable and satellite are recognized based on average monthly subscriber counts and contractual rates. Commission revenues from the online shopping portal are recognized upon third-party notification of consumer purchase.

Cash and cash equivalents

Cash in excess of current operating needs is invested in various short-term instruments carried at cost that approximates fair value. Those short-term investments having an original maturity of three months or less are classified in the balance sheet as cash equivalents.

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounts receivable and concentrations of credit risk

Media General is a diversified communications company which sells products and services to a wide variety of customers located principally in the southeastern United States. The Company’s trade receivables result from the sale of advertising and content within its operating segments. The Company routinely assesses the financial strength of significant customers, and this assessment, combined with the large number and geographic diversity of its customer base, limits its concentration of risk with respect to trade receivables. The Company maintains an allowance for doubtful accounts based on both the aging of accounts at period end and specific reserves for certain customers.

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

Broadcast film rights

Broadcast film rights consist principally of rights to broadcast syndicated programs, sports and feature films and are stated at the lower of cost or estimated net realizable value. Program rights and the corresponding contractual obligations are recorded as other assets (based upon the expected use in succeeding years) and as other liabilities (in accordance with the payment terms of the contract) in the Consolidated Balance Sheets when programs become available for use. Generally, program rights of one year or less are amortized using the straight-line method; program rights of longer duration are amortized using an accelerated method based on the expected useful life of the program.

Property and depreciation

Plant and equipment are depreciated, primarily on a straight-line basis, over the estimated useful lives which are generally 40 years for buildings and range from 3 to 30 years for machinery and equipment. Depreciation deductions are computed by accelerated methods for income tax purposes. Major renovations and improvements and interest cost incurred during the construction period of major additions are capitalized. Expenditures for maintenance, repairs and minor renovations are charged to expense as incurred.

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible and other long-lived assets

Intangible assets consist of goodwill (which is the excess of purchase price over the net identifiable assets of businesses acquired), FCC licenses, network affiliations, subscriber lists, other broadcast intangibles, intellectual property, and trademarks. Indefinite-lived intangible assets are not amortized, but finite-lived intangibles are amortized using the straight-line method over periods ranging from one to 25 years (see Note 2). Internal use software is amortized on a straight-line basis over its estimated useful life, not to exceed five to seven years.

When indicators of impairment are present, management evaluates the recoverability of long-lived tangible and finite-lived intangible assets by reviewing current and projected profitability using undiscounted cash flows of such assets. Annually, or more frequently if impairment indicators are present, management evaluates the recoverability of indefinite-lived intangibles using estimated discounted cash flows and market factors to determine fair value.

FCC broadcast licenses are granted for maximum terms of eight years and are subject to renewal upon application to the FCC. The terms of several of the Company’s FCC licenses have expired, however the licenses remain in effect until action on the renewal applications has been completed. The Company filed all of its applications for renewal in a timely manner prior to the applicable expiration dates and expects its applications will be approved as the FCC works through its backlog. The Company’s network affiliation agreement intangible assets are due for renewal in a weighted-average period of three years. The Company currently expects that it will renew each network affiliation agreement prior to its expiration date. Costs associated with renewing or extending intangible assets are insignificant and are expensed as incurred.

Income taxes

The Company provides for income taxes using the liability method. The provision for, or benefit from, income taxes includes deferred taxes resulting from temporary differences in income for financial statement and tax purposes. Such temporary differences result primarily from differences in the carrying value of assets and liabilities. Future realization of deferred income tax assets requires sufficient taxable income. Valuation allowances are established when it is estimated that it is “more likely than not” that the deferred tax asset will not be realized. The evaluation prescribed includes the consideration of all available evidence regarding historical operating results including the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. Once a valuation allowance is established, it is maintained until a change in factual circumstances gives rise to sufficient income of the appropriate character and timing that will allow a partial or full utilization of the deferred tax asset. Any subsequent change in a valuation allowance due to a change in facts concerning the realizability of the deferred tax asset is reported as an increase or decrease in tax expense in the period in which the event or factual change occurs.

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

Recent accounting pronouncements

Effective with the Company’s 2009 annual financial statements, the Company began providing expanded disclosures related to its postretirement benefit plan assets. In accordance with the FASB’s Accounting Standards Codification (ASC) Topic 715, enhanced disclosures included the following: fair values of each major category of plan assets segregated into appropriate levels as required by ASC Topic 820 (Fair Value Measurement), a description of the types of investment funds used, any concentration of risk in plan assets and additional disclosures regarding investment strategy.

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2: Intangible Assets and Impairment

In addition to the annual impairment test, which is performed as of the first day of the fourth quarter, the Company has performed several interim impairment tests during 2008 and 2009 and recorded impairment charges in the second and fourth quarters of 2008 and third quarter of 2009. Due to the continuation of challenging business conditions in the second quarter of 2008 and the market’s perception of the value of media company stocks at that time, the Company performed an interim impairment assessment as of June 29, 2008. Business conditions worsened during the fourth quarter of that year, and the market’s perception of the value of media company stocks deteriorated further resulting in another interim impairment test as of December 28, 2008. As 2009 progressed, it became clear that the anticipated economic recovery would be delayed, leading the Company to perform a second-quarter interim impairment test, with no impairment indicated. Several developments in the third quarter of 2009 had relevance for purposes of impairment testing. First, at the beginning of the quarter the Company changed its structure from one organized by division (media platform) to one organized primarily by geographic market (see Note 6). At the same time, the Company reallocated goodwill in accordance with the new market structure. Second, the market’s perception of the value of media stocks rose considerably, which contributed to an increase of approximately $50 million in the estimated fair value of all of the Company’s reporting units in total. Third, there were signs of the economy bottoming out. However, continued lackluster consumer spending in the quarter resulted in further ad revenue erosion, and the Company’s expectation regarding a recovery in ad spending was delayed into 2010. These factors, together with the more granular testing required by accounting standards as a result of the Company’s new reporting structure, resulted in a third-quarter impairment test.

As a result of the testing performed in the third quarter of 2009, the Company recorded non-cash impairment charges related to goodwill totaling approximately $66 million and FCC licenses, network affiliation and other intangibles of approximately $18 million. The pretax charge totaled $84 million and was recorded on the “Goodwill and other asset impairment” line. The associated tax benefit is subject to limitations as discussed more fully in Note 3.

As a result of the testing in 2008, the Company recorded non-cash impairment charges related to goodwill (associated with its publishing operations) of $512 million, FCC licenses of $289 million, network affiliation agreements of $103 million, trade names and other intangibles assets of $2.2 million, and certain investments (whose impairment was other than temporary) and real estate of $5.7 million. The pretax charge totaled $912 million ($615 million after-tax) and was included on the line items “Goodwill and other asset impairment” and “Impairment of and income (loss) on investments” on the Consolidated Statements of Operations.

For impairment tests, the Company compares the carrying value of the reporting unit or asset tested to its estimated fair value. The fair value is determined using the estimated discounted cash flows expected to be generated by the assets along with, where appropriate, market inputs. The determination of fair value requires the use of significant judgment and estimates about assumptions that management believes are appropriate in the circumstances although it is reasonably possible that actual performance will differ from these assumptions. These assumptions include those relating to revenue growth, compensation levels, newsprint prices, discount rates and market trading multiples for broadcast and newspaper assets.

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has recorded pretax cumulative impairment losses related to goodwill approximating $685 million through December 27, 2009. The following table shows the change in the gross carrying amount and the accumulated amortization for intangible assets and goodwill from December 28, 2008 to December 27, 2009, including the current-year impairment write-down:

	December 28, 2008		Change			December 27, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Acquisitions/ Other	Amortization Expense	Impairment Charge[1]	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets (including network affiliation, advertiser, programming and subscriber relationships):
Virginia/Tennessee	$55,326	$41,130		$1,247	$—	$55,326	$42,377
Florida	1,055	1,055		—	—	1,055	1,055
Mid-South	84,048	57,483		4,287	—	84,048	61,770
North Carolina	15,347	9,591		504	(3,416)	11,931	10,095
Ohio/Rhode Island	9,157	4,506		358	—	9,157	4,864
Advert. Serv. & Other	6,614	2,581		668	—	6,614	3,249

Total	$171,547	$116,346		$7,064	$(3,416)	$168,131	$123,410

Indefinite-lived intangible assets:
Goodwill[2]:
Virginia/Tennessee	$104,925		$—		$(8,200)	$96,725
Florida	43,123		—		—	43,123
Mid-South	137,775		(26)		(19,596)	118,153
North Carolina	43,225		—		(22,329)	20,896
Ohio/Rhode Island	76,576		—		(15,168)	61,408
Advert. Serv. & Other	15,846		(126)		(1,008)	14,712

Total goodwill	421,470		(152)		(66,301)	355,017
FCC licenses
Virginia/Tennessee	26,211		—		(6,211)	20,000
Mid-South	96,945		—		(3,251)	93,694
North Carolina	28,733		—		(4,733)	24,000
Ohio/Rhode Island	36,004		—		—	36,004

Total FCC licenses	187,893		—		(14,195)	173,698
Other	2,172		—		—	2,172

Total	$611,535		$(152)		$(80,496)	$530,887

[1]	Additionally, $308 thousand of certain publishing licenses that were included in Other Assets on the accompanying Consolidated Balance Sheet were written off.
[2]	The beginning balance for goodwill by market was based on a fair-value allocation upon adoption of the new structure at the beginning of the third quarter of 2009.

The fair value measurements determined for purposes of performing the Company’s impairment tests are considered to be Level 3 under the fair value hierarchy because they required significant unobservable inputs to be developed using estimates and assumptions determined by the Company and reflecting those that a market participant would use. Following the Company’s most recent impairment test at the beginning of the fourth quarter, approximately 30% of the Company’s goodwill and 45% of its FCC licenses were measured at fair value.

After considering the 2009 impairment charge, intangibles amortization expense is projected to be approximately $6 million in 2010 and 2011, decreasing to $3 million in 2012, and to $2 million in 2013 and 2014.

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3: Taxes on Income

The Company’s effective tax rate on income (loss) from continuing operations in 2009, 2008, and 2007 was 39%, 32%, and 24%, respectively. A reconciliation of income taxes computed at the federal statutory tax rate to actual income tax expense from continuing operations is as follows:

(In thousands)	2009	2008	2007
Income taxes computed at federal statutory tax rate	$(25,701)	$(319,006)	$4,255
Increase (reduction) in income taxes resulting from:
Impairment writedown of non-deductible goodwill	—	32,956	—
State income taxes, net of federal income tax benefit	(3,102)	(10,687)	513
Increase in deferred tax valuation allowance	6,529	7,527	—
Intraperiod tax allocation	(1,291)	—	—
Change in reserve for uncertain tax positions	(4,771)	—	—
Other	(302)	1,019	(1,847)

Income tax expense (benefit)	$(28,638)	$(288,191)	$2,921

As of December 28, 2008, the Company established a valuation allowance against its deferred tax assets of $47.6 million. The Company evaluates the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. Due to the 2008 impairment charges, the Company had a cumulative financial reporting loss (when considering the current and two preceding years) and, therefore, under applicable accounting interpretations, could not consider expectations of future income to utilize the deferred tax assets. Other sources of income, such as income available in a carryback period, future reversal of existing temporary differences, or available tax planning strategies were taken into consideration; however, a valuation allowance was deemed necessary. While the Company has continued to make adjustments throughout 2009 to its deferred tax valuation allowance, these same basic considerations regarding the recoverability of deferred tax assets remained essentially in place. At the end of the 2009, the Company’s deferred tax asset valuation allowance stood at $23.9 million. The decrease in the valuation allowance of $23.7 million was due primarily to a decrease in deferred tax assets as a result of the November 2009 change in tax law that now permits a five-year carryback period for the Company’s 2009 net operating loss (NOL), which resulted in an income tax benefit of approximately $24.6 million.

With the passage of time, the Company will continue to generate additional deferred tax assets and liabilities related to its amortization of acquired intangible assets for tax purposes (e.g., tax amortization is expected to be approximately $76.9 million in 2010). These long-lived intangible assets are not amortized for financial reporting purposes under accounting standards applicable to accounting for goodwill and other intangible assets. Therefore, the tax amortization in future years will give rise to a temporary difference, and a tax liability (approximately $30 million in 2010), which will only reverse at the time of a further impairment or ultimate sale of the underlying intangible assets. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore, the tax liability cannot be used to offset the deferred tax asset related to the NOL carryforward for tax purposes that will be generated by the same amortization. In accounting literature parlance, this “naked credit” (a deferred tax liability that cannot be used to offset deferred tax assets) will give rise to the need for additional valuation allowance.

Thus, the Company anticipates recording additional deferred tax valuation allowance of approximately $30 million, $25 million, and $23 million in 2010, 2011, and 2012, respectively. This additional valuation allowance will be recorded as a non-cash charge to income tax expense.

The anticipated additional income tax expense for 2010, 2011, 2012 would be altered by an event supporting reversal of a portion or all of the Company’s valuation allowance. Examples of such an event include:

•	Generation of sufficient income to support the realization of the Company’s deferred tax assets

•	Additional impairment charges or sales of the underlying intangible assets

•	The passage of time coupled with the achievement of positive cumulative financial reporting income (generally interpreted in accounting literature as the current and two preceding years)

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company did not record a significant temporary difference in 2009 related to the tax amortization of intangible assets due to the $84 million impairment charge recognized in the third quarter.

Significant components of income taxes from continuing operations are as follows:

(In thousands)	2009	2008	2007
Federal	$(29,982)	$(13,369)	$(11,303)
State	(4,833)	(2,204)	(2,065)

Current	(34,815)	(15,573)	(13,368)

Federal	4,358	(265,911)	13,432
State	61	(14,234)	2,857

Deferred	4,419	(280,145)	16,289
Valuation allowance	6,529	7,527	—
Change in reserve for uncertain tax positions	(4,771)	—	—

Income tax expense (benefit)	$(28,638)	$(288,191)	$2,921

Temporary differences, which gave rise to significant components of the Company’s deferred tax liabilities and assets at December 27, 2009, and December 28, 2008, are as follows:

(In thousands)	2009	2008
Deferred tax liabilities:
Difference between book and tax bases of intangible assets	$2,986	$7,630
Tax over book depreciation	69,666	71,526
Other	674	626

Total deferred tax liabilities	73,326	79,782

Deferred tax assets:
Employee benefits	(29,952)	(36,688)
Net operating losses	(7,562)	(2,107)
Other comprehensive income items	(58,371)	(84,355)
Other	(962)	(4,270)

Total deferred tax assets	(96,847)	(127,420)

Net deferred tax assets	(23,521)	(47,638)
Valuation allowance*	23,891	47,638
Deferred tax assets included in other current assets	6,863	—

Deferred tax liabilities	$7,233	$—

*	The valuation allowance allocated to current assets was $2.2 million.

The Company paid income taxes of $.1 million, $1.6 million and $6.9 million, respectively, net of refunds in 2009, 2008 and 2007.

The Company adopted an accounting standard related to the uncertainty in income taxes on January 1, 2007 and recognized a net increase of approximately $4.9 million in the liability for uncertain tax positions, which was accounted for as a reduction of retained earnings, as of January 1, 2007. A reconciliation of the beginning and ending balances of the gross liability for uncertain tax positions is as follows:

(In thousands)
Balance at December 28, 2008	$14,971
Additions for tax positions for prior years	665
Reductions for tax positions for prior years	(7,490)

Balance at December 27, 2009	$8,146

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The entire balance of the liability for uncertain tax positions would impact the effective rate (net of related asset for uncertain tax positions) if underlying tax positions were sustained or favorably settled. The Company recognizes interest and penalties accrued related to uncertain tax positions in the provision for income taxes. As of December 27, 2009, the liability for uncertain tax positions included approximately $3.2 million of estimated interest and penalties.

For federal tax purposes, the Company’s tax returns have been audited or closed by statute through 2005 and remain subject to audit for years 2006 and beyond. The Company has various state income tax examinations ongoing and at varying stages of completion, but generally its state income tax returns have been audited or closed to audit through 2005.

Note 4: Acquisitions, Dispositions and Discontinued Operations

In 2009, the Company sold a small magazine and its related Web site located in the Virginia/Tennessee Market. It also completed the sale of WCWJ in Jacksonville, Florida, which was the last of five television station divestitures under plans initiated in December 2007. The 2009 divestitures, along with certain post-closing adjustments related to the 2008 sale of the first four television stations, resulted in an after-tax gain of $8.9 million in 2009. In 2008, the Company completed the sale of the above-mentioned TV stations that were classified as held for sale in three transactions: WTVQ in Lexington, Kentucky; WMBB in Panama City, Florida and KALB/NALB in Alexandria, Louisiana; and WNEG in Toccoa, Georgia. The Company recognized gross proceeds of $78 million, including working capital adjustments which have all been settled, and an after-tax loss of $11.3 million in 2008 and $2 million in 2007 related to these divestitures. With the completion of the divestitures of all five stations, the Company generated proceeds of approximately $95 million. Depreciation and amortization of the assets for the five stations sold ceased during the first quarter of 2008.

The gains and losses related to these sales are shown on the face of the Consolidated Statements of Operations on the line “Net gain (loss) related to divestiture of discontinued operations (net of income taxes).” The results of these stations and the magazine, and their associated Web sites, have been presented as discontinued operations in the accompanying Balance Sheets and the Statements of Operations for all periods presented. Income from discontinued operations in the accompanying Consolidated Statements of Operations for the years ended December 27, 2009, December 28, 2008, and December 30, 2007 included:

(In thousands)	2009	2008	2007
Revenues	$4,084	$24,597	$41,708
Costs and expenses	3,927	20,169	36,049

Income before income taxes	157	4,428	5,659
Income taxes	2	1,727	2,207

Income from discontinued operations	$155	$2,701	$3,452

In 2008, the Company made additions to its Advertising Services operations including: DealTaker.com, an online social shopping portal that provides coupons and bargains to its users, and NetInformer, a leading provider of mobile advertising and marketing services. Additionally, the Company purchased a small group of weekly newspapers in South Carolina and Richmond.com, a local news and entertainment portal.

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5: Long-Term Debt and Other Financial Instruments

Long-term debt at December 27, 2009, and December 28, 2008, was as follows:

(In thousands)	2009	2008
Revolving credit facility	$426,037	$425,000
Bank term loan facility	285,844	300,000
Bank lines	—	5,000
Capitalized lease	28	49

Long-term debt	$711,909	$730,049

The Company has a revolving credit facility as well as a variable bank term loan agreement (together the “Facilities”) both of which mature on June 30, 2011. The Company amended its revolving credit facility and its variable bank term loan agreement in the fourth quarter of 2008. The Company’s debt covenants require the maintenance of an interest coverage ratio and a leverage ratio, as defined. Pursuant to the 2008 amendment, the maximum leverage ratios increased for the fourth quarter of 2008 and the first quarter of 2009; they subsequently reduced slightly for the first three quarters of 2009 and will also be reduced for the first three quarters of 2010 and will remain at a constant level thereafter. These covenants, which involve debt levels, interest expense, and a rolling four-quarter calculation of EBITDA (a measure of cash earnings as defined in the revolving credit agreement), affected the Company’s maximum borrowing capacity allowed by the Facilities (which was approximately $861 million at December 27, 2009). Because the leverage ratio exceeded certain pre-established levels in 2009, the Company was and remains subject to restrictions on dividends, capital spending, indebtedness, capital leases, and investments under the Facilities. The Company pledged its cash, assets, and the capital stock of its subsidiaries as collateral. Interest rates under the Facilities are based on the London Interbank Offered Rate (LIBOR) plus a margin ranging from .3% to 3.5% (2.75% at December 27, 2009), determined by the Company’s leverage ratio. The Company pays fees (.5% at December 27, 2009) on the entire commitment of the facility at a rate also based on its leverage ratio. As of December 27, 2009, the Company was in compliance with all covenants and expects that the covenants will continue to be met.

Long-term debt maturities during the five years subsequent to December 27, 2009, aggregated $711.9 million and are due in 2011.

In the third quarter of 2006, the Company entered into several interest rate swaps as part of an overall strategy to manage interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR. These interest rate swaps were designated as cash flow hedges with notional amounts totaling $300 million; swaps with notional amounts of $100 million matured in the third quarter of 2009, and $200 million will mature in 2011. Changes in cash flows of the interest rate swaps offset changes in the interest payments on the Company’s Facilities. These swaps effectively convert a portion of the Company’s variable rate bank debt to fixed rate debt with a weighted average interest rate approximating 8.4% at December 27, 2009. The following table includes information about the Company’s derivative instruments as of December 27, 2009.

(In thousands)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Amount of Pretax Derivative Gain Recognized in 2009 OCI
Interest rate swaps	Other liabilities and deferred credits	$14,353	$8,370

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table that follows includes information about the carrying values and estimated fair values of the Company’s financial instruments at December 27, 2009, and December 28, 2008:

	2009		2008
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Investments
Trading	$303	$303	$243	$243
Liabilities:
Long-term debt:
Revolving credit facility	426,037	413,771	425,000	425,000
Bank term loan facility	285,844	277,614	300,000	300,000
Bank lines	—	—	5,000	5,000
Interest rate swap agreements	14,353	14,353	22,723	22,723

Trading securities held by the Supplemental 401(k) plan are carried at fair value and are determined by reference to quoted market prices. The fair value of the long-term debt in the chart above was estimated using discounted cash flow analyses and an estimate of the Company’s bank borrowing rate (by reference to publicly traded debt rates as of December 27, 2009) for similar types of borrowings. The interest rate swaps are carried at fair value based on the present value of the estimated cash flows the Company would have received or paid to terminate the swaps; the Company applied a discount rate that is predicated on quoted LIBOR prices and current market spreads for unsecured borrowings. Under the fair value hierarchy, the Company’s trading securities fall under Level 1 (quoted prices in active markets), and its interest rate swaps fall under Level 2 (other observable inputs).

Note 6: Business Segments

The Company is a diversified communications company located primarily in the southeastern United States. Effective at the beginning of the third quarter of 2009, the Company changed its management structure, shifting from its three-division structure (Publishing, Broadcast, and Interactive Media) to five geographic segments (Virginia/Tennessee, Florida, Mid-South, North Carolina, Ohio/Rhode Island) along with a sixth segment that includes interactive advertising services and certain other operations. This change was undertaken to more closely connect the Company to its customers and non-customers, to accelerate its Web-first strategy, to speed decision-making, and to create and serve new market opportunities. The Company has reclassified the corresponding items of segment information for prior years to conform with its current structure.

Revenues for the geographic markets include revenues from 18 network-affiliated television stations, three metropolitan newspapers, and 20 community newspapers, all of which have associated Web sites. Additionally, more than 200 specialty publications that include weekly newspapers and niche publications and the Web sites that are associated with many of these specialty publications are included in revenues for the geographic markets. Revenues for the sixth segment, Advertising Services & Other, are generated by three interactive advertising services companies and certain other operations including a broadcast equipment and studio design company.

Management measures segment performance based on profit or loss from operations before interest, income taxes, and acquisition related amortization. Amortization of acquired intangibles is not allocated to individual segments. Intercompany sales are primarily accounted for as if the sales were at current market prices and are eliminated in the consolidated financial statements. Certain promotion in the Company’s newspapers and television stations on behalf of its online shopping portal are recognized based on incremental cost. The Company’s reportable segments are managed separately, largely based on geographic market considerations and

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a desire to provide services to customers regardless of the media platform or any difference in the method of delivery. In certain instances, operations have been aggregated based on similar economic characteristics. Goodwill balances of $421.5 and $917.5 million for 2008 and 2007, respectively, were included in corporate assets as they were not allocated by market until the adoption of the new structure at the beginning of the third quarter in 2009.

Information by segment is as follows:

(In thousands)	Assets	Capital Expenditures	Revenues	Depreciation and Amortization	Operating Profit (Loss)
2009
Virginia/Tennessee	$324,528	$4,813	$199,290	$(13,807)	$39,644
Florida	152,264	930	158,232	(8,111)	4,262
Mid-South	387,361	4,677	145,621	(13,426)	21,201
North Carolina	110,031	2,520	78,762	(6,801)	4,719
Ohio/Rhode Island	139,479	1,527	50,613	(3,371)	10,514
Advertising Services & Other	41,618	113	26,683	(884)	4,579
Eliminations	—	—	(1,589)	2	(46)

					84,873
Unallocated amounts:
Acquisition intangibles amortization	—	—	—	(7,064)	(7,064)
Corporate	80,767	3,873	—	(5,716)	(27,067)

	$1,236,048	$18,453	$657,612	$(59,178)

Interest expense					(41,978)
Impairment of and income (loss) on investments					701
Gain on insurance recovery					1,915
Goodwill and other asset impairment					(84,220)
Other					(591)

Consolidated loss from continuing operations before income taxes					$(73,431)

2008
Virginia/Tennessee	$240,035	$10,375	$232,465	$(15,244)	$40,609
Florida	110,805	3,641	201,291	(9,905)	(1,467)
Mid-South	277,396	6,442	171,531	(14,836)	24,967
North Carolina	99,989	5,009	105,372	(7,371)	11,642
Ohio/Rhode Island	75,731	623	62,921	(3,869)	13,949
Advertising Services & Other	29,458	220	26,647	(796)	1,495
Eliminations	—	—	(2,852)	10	(1,113)

					90,082
Unallocated amounts:
Acquisition intangibles amortization	—	—	—	(13,670)	(13,670)
Corporate	488,436	4,698	—	(5,783)	(38,504)
Discontinued operations	12,402	509	—	—

	$1,334,252	$31,517	$797,375	$(71,464)

Interest expense					(43,449)
Impairment of and income (loss) on investments					(4,419)
Gain on insurance recovery					3,250
Goodwill and other asset impairment					(908,701)
Other					3,965

Consolidated loss from continuing operations before income taxes					$(911,446)

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)	Assets	Capital Expenditures	Revenues	Depreciation and Amortization	Operating Profit (Loss)
2007
Virginia/Tennessee	$246,306	$25,196	$265,879	$(13,043)	$64,683
Florida	102,195	8,865	253,442	(9,381)	30,299
Mid-South	503,475	18,630	180,236	(15,070)	30,252
North Carolina	179,589	5,829	110,308	(6,574)	14,204
Ohio/Rhode Island	182,665	5,336	60,578	(3,799)	10,294
Advertising Services & Other	29,469	795	34,486	(551)	(840)
Eliminations	—	—	(8,636)	31	(1,755)

					147,137
Unallocated amounts:
Acquisition intangibles amortization	—	—	—	(17,003)	(17,003)
Corporate	1,120,012	11,460	—	(7,608)	(39,061)
Discontinued operations	107,355	2,031	—	—

	$2,471,066	$78,142	$896,293	$(72,998)

Interest expense					(59,577)
Impairment of and income (loss) on investments					(34,825)
Gain on insurance recovery					17,604
Other					(2,119)

Consolidated income from continuing operations before income taxes					$12,156

Note 7: Common Stock and Stock Options

Holders of the Class A common stock are entitled to elect 30% of the Board of Directors and, with the holders of Class B common stock, are also entitled to vote on the reservation of shares for stock awards and on certain specified types of major corporate reorganizations or acquisitions. Class B common stock can be converted into Class A common stock on a share-for-share basis at the option of the holder. When a dividend is paid, both classes of common stock receive the same amount per share.

Under the Company’s Long-Term Incentive Plan (LTIP), the Company has historically granted stock-based awards to key employees in the form of nonqualified stock options (Non-Qualified Stock Option Plan) and non-vested shares (Performance Accelerated Restricted Stock Plan (PARS)). At the Company’s 2006 Annual Meeting, amendments, including one allowing for additional shares to be made available for future awards, were not approved. Consequently, the Company did not grant additional stock options or PARS in 2007. The Company resumed this practice in 2008 after amendments to the LTIP were approved at the 2007 Annual Stockholder Meeting. In the first quarter of 2007, in order to maintain long-term compensation objectives for key employees, the Board adopted the Stock Appreciation Rights (SARs) Plan and approved grants of individual awards thereunder on January 31, 2007.

The LTIP is administered by the Compensation Committee and permits the grant of share options and shares to its employees. At December 27, 2009, a combined 1,308,503 shares remained available for grants of PARS (up to 354,944 shares) and stock options under the LTIP. Grant prices of stock options are equal to the fair market value of the underlying stock on the date of grant. Unless changed by the Compensation Committee, options are exercisable during the continued employment of the optionee but not for a period greater than ten years and not for a period greater than one year after termination of employment; they generally become exercisable at the rate of one-third each year from the date of grant. For awards granted prior to 2006, the optionee may exercise any option in full in the event of death or disability or upon retirement after at least ten years of service with the Company and after attaining age 55. For awards granted in 2006 and thereafter, the optionee must be 63 years of age, with ten years of service, and must be an employee on December 31 of the year of grant in order to be eligible to exercise an award upon retirement. The Company has options for approximately 53,000 shares outstanding under former plans with slightly different exercise terms.

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company valued stock options granted in 2009 and 2008 using a binomial lattice valuation method. The volatility factor was estimated based on the Company’s historical volatility over the contractual term of the options. The Company also used historical data to derive the option’s expected life. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the date of grant. The dividend yield was predicated on the most current annualized dividend payment and the average stock price over the year prior to the grant date. The key assumptions used to value stock options granted in 2009 and 2008 and the resulting grant date fair values are summarized below:

	2009	2008
Risk-free interest rate	2.30%	3.31%
Dividend yield	2.00%	2.90%
Volatility factor	51.10%	29.00%
Expected life (years)	6.60	6.50
Exercise price	$2.16	$20.30
Grant date fair value	$0.89	$04.88

The following is a summary of option activity for the year ended December 27, 2009:

(In thousands, except per share amounts)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)*	Aggregate Intrinsic Value
Outstanding - beginning of year	2,223	$45.88
Granted	584	2.16
Forfeited or expired	(446)	46.18

Outstanding - end of year	2,361	$35.01	6.3	$3,194

Outstanding - end of year less estimated forfeitures	2,309	$35.63	6.2	$2,976

Exercisable - end of year	1,488	$50.19	4.8	$10

*	Excludes 400 options which are exercisable during the lifetime of the optionee and 52,900 options which are exercisable during the continued employment of the optionee and for a three-year period thereafter.

The Company recognized non-cash compensation expense related to stock options of approximately $.9 million ($.6 million after-tax), $3.3 million ($2.1 million after-tax), and $3.4 million ($2.2 million after-tax) for 2009, 2008 and 2007, respectively. As of December 27, 2009, there was $.9 million of total unrecognized compensation cost related to stock options expected to be recognized over a weighted-average period of approximately 1.3 years.

The Company granted 512,600 SARs with an exercise price of $40.01 in the first quarter of 2007. Because SARS are settled in cash, the related compensation expense is variable. Due to the decline in the Company’s stock price since the grant date, the cumulative compensation expense related to SARs is not material.

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain executives are eligible for PARS, which vest over a ten-year period. If certain earnings targets are achieved (as defined in the plan), vesting may accelerate to either a three, five or seven year period. The recipient of PARS must remain employed by the Company during the vesting period. PARS are awarded at the fair value of Class A shares on the date of the grant. All restrictions on PARS granted prior to 2001 have been released. The following is a summary of PARS activity for the year ended December 27, 2009:

(In thousands, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value
Nonvested balance - beginning of year	508	$40.42
Restrictions released	(58)	49.48
Forfeited	(35)	35.94

Nonvested balance - end of year	415	$39.52

As of the end of 2009, there was $6.8 million of total unrecognized compensation cost related to PARS under the LTIP; that cost is expected to be recognized over a weighted-average period of approximately 6 years. The amount recorded as expense in 2009, 2008 and 2007, was $1.4 million ($.9 million after-tax), $2 million ($1.3 million after-tax), and $1.8 million ($1.5 million after-tax), respectively. During 2009, 58,414 PARS with a fair value of $.1 million had restrictions released upon vesting of the 1999 grant and the retirement of a participant.

The Company has maintained a Supplemental 401(k) Plan (the Plan) for many years which allows certain employees to defer salary and obtain Company match where federal regulations would otherwise limit those amounts. The Company is the primary beneficiary of the variable interest entity that holds the Plan’s investments and consolidates the Plan accordingly. With certain 2008 amendments to the Plan, participants will now receive cash payments upon termination of employment, and participants age 55 and above can now choose from a range of investment options including the Company’s Class A common stock fund. The Plan’s liability to participants ($1.2 million and $.4 million at December 27, 2009 and December 28, 2008, respectively) is adjusted to its fair value each reporting period. The Plan’s investments ($.3 million and $.2 million at December 27, 2009 and December 28, 2008, respectively) other than its Class A common stock fund, are considered trading securities, reported as assets, and are adjusted to fair value each reporting period. Investments in the Class A common stock fund are measured at historical cost and are recorded as a reduction of additional paid-in capital. Consequently, fluctuations in the Company’s stock price will have an impact on the Company’s net income when the liability is adjusted to fair value and the common stock fund remains at historical cost. The Company recognized an expense of $.7 million ($.4 million after-tax) and a benefit of $1.7 million ($1.1 million after-tax) in 2009 and 2008, respectively, under the Plan due to the fluctuations in the Company’s stock price. The Company suspended the match on the Plan effective April 1, 2009.

Each member of the Board of Directors that is neither an employee nor a former employee of the Company (an Outside Director) participates in the Directors’ Deferred Compensation Plan. The plan provides that each Outside Director shall receive half of his or her annual compensation for services to the Board in the form of Deferred Stock Units (DSU); each Outside Director additionally may elect to receive the balance of his or her compensation in either cash, DSU, or a split between cash and DSU. Other than dividend credits (when dividends are declared), deferred stock units do not entitle Outside Directors to any rights due to a holder of common stock. DSU account balances may be settled after the Outside Director’s retirement date by a cash lump-sum payment, a single distribution of common stock, or annual installments of either cash or common stock over a period of up to ten years. The Company records expense annually based on the amount of compensation paid to each director as well as recording an adjustment for changes in fair value of DSU. The Company recognized an expense of $2.5 million ($1.6 million after-tax) and benefits of $1 million ($.6 million after-tax), and $.5 million ($.3 million after-tax) in 2009, 2008, and 2007, respectively, under the plan due to the fluctuations in the fair value of DSU.

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because both the Supplemental 401(k) Plan and the Director’s Deferred Compensation Plan were designed to align the interest of participants with those of shareholders, fluctuations in stock price have an effect on the expense recognized by the Company. Each $1 change in the Company’s stock price as of December 27, 2009 would have adjusted the Company’s pretax income by approximately $.4 million.

In the second quarter of 2007, the Company entered into an accelerated share repurchase program with an investment bank. Under this program, the investment bank delivered 1.5 million shares of Class A Common Stock to the Company for approximately $57 million ($38.10 per share). Those shares were immediately retired and accounted for as a reduction of stockholders’ equity. The share repurchase was funded with borrowings under the Company’s existing credit agreements. As part of the transaction, the Company entered into a forward contract with the investment bank. The forward contract was settled in the third quarter of 2007 and included a price adjustment based on the volume weighted-average price of the Company’s Class A Common Stock, as defined in the agreement. After this adjustment, the final share repurchase totaled $48.7 million ($32.48 per share).

Note 8: Retirement Plans

The Company has a funded, qualified non-contributory defined benefit retirement plan which covers substantially all employees hired before January 1, 2007, and non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage available to certain executives. The Company also has a retiree medical savings account (established as of the beginning of 2007) which reimburses eligible employees who retire from the Company for certain medical expenses. In addition, the Company has an unfunded plan that provides certain health and life insurance benefits to retired employees who were hired prior to 1992. The previously mentioned plans are collectively referred to as the “Plans.” The measurement date for the Plans is the Company’s fiscal year end.

In the second quarter of 2009, the Company amended certain of its plans so that future retirement benefits under the retirement, ERISA Excess and Executive Supplemental Retirement plans will now be based on final average earnings as of May 31, 2009. Service accruals under the retirement and ERISA Excess plans ceased at the beginning of 2007 and the retirement plan was closed to new participants at that time, but benefits had been allowed to grow based on future compensation. In the third quarter of 2009, the Company further amended the Executive Supplemental Retirement Plan so that service provided after January 31, 2010 will not increase a participant’s benefit. The two plan amendments in 2009 resulted in a net curtailment gain of $2 million and adjusted Other Comprehensive Income (OCI) by approximately $37 million pretax due to the remeasurement. As a result of these actions, all three plans are effectively frozen. These changes did not affect the benefits of current retirees.

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations

The following table provides a reconciliation of the changes in the Plans’ benefit obligations for the years ended December 27, 2009, and December 28, 2008:

	Pension Benefits		Other Benefits
(In thousands)	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$417,555	$408,293	$41,552	$47,748
Service cost	596	944	227	415
Interest cost	24,150	26,125	2,500	3,011
Participant contributions	—	—	1,276	1,454
Plan amendments	(2,023)	—	—	—
Actuarial (gain) loss	6,197	258	(89)	(7,008)
Benefit payments, net of subsidy	(19,600)	(18,065)	(5,176)	(4,068)
Curtailments	(36,562)	—	—	—

Benefit obligation at end of year	$390,313	$417,555	$40,290	$41,552

The accumulated benefit obligation at the end of 2009 and 2008 was $390 million and $368 million, respectively. The Company’s policy is to fund benefits under the supplemental executive retirement, excess, and all postretirement benefits plans as claims and premiums are paid. As of December 27, 2009, and December 28, 2008, the benefit obligation related to the supplemental executive retirement and ERISA excess plans included in the preceding table was $42.1 million and $48.6 million, respectively. The Plans’ benefit obligations were determined using the following assumptions:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Discount rate	6.10%	6.50%	6.10%	6.50%
Compensation increase rate	—	4.00	4.00	4.00

A 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2009 (9.0% for 2008). This rate was assumed to decrease gradually each year to a rate of 5% in 2016 and remain at that level thereafter. These rates have an effect on the amounts reported for the Company’s postretirement obligations. A one-percentage point increase or decrease in the assumed health care trend rates would change the Company’s accumulated postretirement benefit obligation by approximately $800 thousand, and the Company’s net periodic cost by less than $60 thousand.

Plan Assets

The following table provides a reconciliation of the changes in the fair value of the Plans’ assets for the years ended December 27, 2009, and December 28, 2008:

	Pension Benefits		Other Benefits
(In thousands)	2009	2008	2009	2008
Change in plan assets:
Fair value of plan assets at beginning of year	$209,049	$308,408	$—	$—
Actual return on plan assets	52,789	(93,105)	—	—
Employer contributions	16,825	11,811	4,288	2,963
Participant contributions	—	—	1,276	1,454
Benefit payments	(19,600)	(18,065)	(5,564)	(4,417)

Fair value of plan assets at end of year	$259,063	$209,049	$—	$—

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the fair value hierarchy, the Company’s retirement plan assets fall under Level 1 (quoted prices in active markets) and Level II (other observable inputs). The following table provides the fair value by each major category of plan assets at December 27, 2009:

	Level 1	Level 2
U.S. Small/Mid Cap Equity	$28,772	$—
U.S. Large Cap Equity	56,234	35,798
International/Global Equity	11,898	37,331
Fixed Income	64,106	23,072

The asset allocation for the Company’s funded retirement plan at the end of 2009 and 2008, and the asset allocation range for 2010, by asset category, are as follows:

	Asset allocation Range	Percentage of Plan Assets at Year End
Asset Category	2010	2009	2008
Equity securities	60% - 75%	66%	64%
Fixed income securities	25% - 45%	34%	36%

Total		100%	100%

As plan sponsor of the funded retirement plan, the Company’s investment strategy is to achieve a rate of return on the plan’s assets that, over the long-term, will fund the plan’s benefit payments and will provide for other required amounts in a manner that satisfies all fiduciary responsibilities. A determinant of the plan’s returns is the asset allocation policy. The Company’s investment policy provides absolute ranges (30-50% U.S. large cap equity, 5-17% U.S. small/mid cap equity, 10-30% international/global equity, 25-45% fixed income, and 0-5% cash) for the plan’s long-term asset mix. The Company periodically (at least annually) reviews and rebalances the asset mix if necessary. The Company also reviews the plan’s overall asset allocation to determine the proper balance of securities by market capitalization, value or growth, U.S., international or global, or the addition of other asset classes.

An investment policy is updated frequently and distributed to the investment managers. Periodically, the Company evaluates each investment manager to determine if that manager has performed satisfactorily when compared to the defined objectives, similarly invested portfolios, and specific market indices. The policy contains general guidelines for prohibited transactions such as:

•	borrowing of money

•	purchase of securities on margin

•	short sales

•	pledging any securities except loans of securities that are fully-collateralized

•	purchase or sale of futures or options for speculation or leverage

Restricted transactions include:

•	purchase or sale of commodities, commodity contracts, or illiquid interests in real estate or mortgages

•	purchase of illiquid securities such as private placements

•	use of various futures and options for hedging or for taking limited risks with a portion of the portfolio’s assets

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Funded Status

The following table provides a statement of the funded status of the Plans at December 27, 2009, and December 28, 2008:

	Pension Benefits		Other Benefits
(In thousands)	2009	2008	2009	2008
Amounts recorded in the balance sheet:
Current liabilities	$(2,119)	$(1,735)	$(2,957)	$(2,652)
Noncurrent liabilities	(129,131)	(206,771)	(37,333)	(38,900)

Net amount recognized	$(131,250)	$(208,506)	$(40,290)	$(41,552)

The following table provides a reconciliation of the Company’s accumulated other comprehensive income prior to any deferred tax effects:

	Pension Benefits			Other Benefits
(In thousands)	Net actuarial loss	Prior service (credit) cost	Total	Net actuarial gain	Prior service (credit) cost	Total
December 28, 2008	$209,672	$(170)	$209,502	$(13,373)	$13,548	$175
Current year change	(62,097)	170	(61,927)	389	(1,721)	(1,332)

December 27, 2009	$147,575	$—	$147,575	$(12,984)	$11,827	$(1,157)

The Company anticipates recognizing $2 million of actuarial loss and $1.7 million of prior service cost, both of which are currently in accumulated other comprehensive income, as a component of its net periodic cost in 2010. The Company currently anticipates making contributions of $15 million to its Retirement Plan in 2010, although only $6 million of contributions would be required.

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

(In thousands)	Pension Benefits	Other Benefits	Medicare Subsidy Receipts
Employer Contributions
2010 (expectation) to participant benefits	$17,119	$3,046	$—
Expected Benefit Payments / Receipts
2010	20,101	3,443	(397)
2011	21,123	3,694	(401)
2012	22,183	3,751	(405)
2013	23,365	4,092	(412)
2014	24,275	4,420	(411)
2015-2019	133,920	20,230	(2,311)

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Periodic Cost

The following table provides the components of net periodic benefit cost for the Plans for fiscal years 2009, 2008, and 2007:

	Pension Benefits			Other Benefits
(In thousands)	2009	2008	2007	2009	2008	2007
Service cost	$596	$944	$1,096	$227	$415	$491
Interest cost	24,150	26,125	24,995	2,500	3,011	2,943
Expected return on plan assets	(23,682)	(25,898)	(24,808)	—	—	—
Amortization of prior-service (credit) cost	(193)	(53)	(53)	1,721	1,721	1,721
Amortization of net loss (gain)	2,625	5,525	8,296	(1,065)	(377)	(74)
Curtailment gain	(2,000)	—	—	—	—	—

Net periodic benefit cost	$1,496	$6,643	$9,526	$3,383	$4,770	$5,081

The net periodic costs for the Company’s pension and other benefit plans were determined using the following assumptions:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Discount rate*	6.64%	6.50%	6.50%	6.50%
Expected return on plan assets	8.25	8.50	—	—
Compensation increase rate	4.00	4.00	4.00	4.00

*	2009 reflects a blended average discount rate for the initial valuation and two subsequent remeasurements.

The reasonableness of the expected return on the funded retirement plan assets was determined by four separate analyses: 1) review of 10 years of historical data of portfolios with similar asset allocation characteristics done by a third party, 2) analysis of 20 years of historical performance assuming the current portfolio mix and investment manager structure done by a third party, 3) review of the Company’s actual portfolio performance over the past 5 years, and 4) projected portfolio performance for 10 years, assuming the plan’s asset allocation range, done by a third party. Net periodic costs for 2010 will use a discount rate of 5.75%, and an expected rate of return on plan assets of 8.25%.

The Company also sponsors a 401(k) plan covering substantially all employees under which the Company matches 100% of participant pretax contributions up to a maximum of 5% of the employee’s salary. The Company suspended the match effective April 1, 2009. Eligible account balances may be rolled over from a prior employer’s qualified plan. Contributions charged to expense under the plan were $2.4 million, $10.3 million, and $16.4 million (including profit sharing) in 2009, 2008 and 2007, respectively.

Note 9: Investments

In the second quarter of 2008, the Company and its two equal partners completed the sale of SP Newsprint Company (SPNC) to White Birch Paper Company. The sale generated proceeds to the Company of approximately $60 million which were used to reduce debt; associated income taxes approximated $20 million. In the second quarter of 2009, a small adverse adjustment related to working capital was recognized, and in the third quarter of 2009, a small favorable resolution of a retained liability for an income tax dispute at SPNC was recorded.

In the fourth quarter of 2007, the Company recorded a pretax write-down to its investment in SPNC (in addition to the Company’s equity in SPNC’s net loss) of $10.7 million. In 2008, the Company recorded an additional net loss of $1.6 million based on the estimated fair values of certain post-closing items. These losses were included in the Statement of Operations in the line item “Impairment of and income (loss) on investments.”

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 30, 2007, SP Newsprint recorded net sales of $572.1 million, a gross loss of $.5 million, and a net loss of $59.9 million; the Company recorded $20 million as its equity share of the net loss of SPNC in 2007.

The Company purchased approximately 48 thousand tons of newsprint from SPNC in 2009 at market prices, which totaled $26 million and approximated 83% of the Company’s newsprint needs. In 2008 and 2007, the Company purchased approximately 55 thousand and 58 thousand tons, respectively, of newsprint from SPNC which approximated 63% and 56% of the Company’s newsprint needs in each of those years and totaled approximately $31 million and $30 million in 2008 and 2007, respectively. The Company is committed to purchase a minimum of approximately 42 thousand tons of newsprint in 2010 and 35 thousand tons per year through 2013.

In 2008, the Company wrote off its entire remaining investment of $1.9 million (which was included as a part of the Company’s pretax impairment charge discussed in Note 2) in a company that produces interactive entertainment including games; the Company recovered $.5 million of its investment in the latter part of 2008. Additionally, the Company carried this investment at fair value and recognized a write-down of $3.6 million in 2007, to reflect the decrease in fair value due to the extended period the stock price of this publicly traded security was below the Company’s carrying value.

Note 10: Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations as presented in the Consolidated Statements of Operations:

	2009			2008			2007
(In thousands, except per share amounts)	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS
Income (loss) from continuing operations	$(44,793)			$(623,255)			$9,235
Distributed earnings attributable to participating securities	—			(504)			(421)

Income (loss) from continuing operations available to common stockholders	$(44,793)	22,245	$(2.01)	$(623,759)	22,113	$(28.21)	$8,814	22,656	$0.39

Note 11: Commitments, Contingencies and Other

Broadcast film rights

Over the next five years the Company is committed to purchase approximately $25 million of program rights that currently are not available for broadcast, including programs not yet produced. If such programs are not produced, the Company’s commitment would expire without obligation.

Lease obligations

The Company rents certain facilities and equipment under operating leases. These leases extend for varying periods of time ranging from one year to more than twenty years and in many cases contain renewal options. Total rental expense from continuing operations amounted to $6.8 million in 2009, $7.9 million in 2008 and $8 million in 2007. Minimum rental commitments for continuing operations under operating leases with noncancelable terms in excess of one year are as follows: 2010 – $6.4 million; 2011 – $5 million; 2012 – $3.8 million; 2013 – $2.1 million; 2014 – $1.2 million; subsequent years – $7.8 million.

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Barter transactions

The Company engages in barter transactions primarily with its television air time and recognized revenues of $9.4 million, $10.3 million and $10.2 million in 2009, 2008 and 2007, respectively.

Interest

In 2009, 2008 and 2007, the Company’s interest expense related to continuing operations was $42 million (net of $.2 million capitalized), $43.4 million (net of $.2 million capitalized) and $59.6 million (net of $1.4 million capitalized), respectively. Interest paid during 2009, 2008 and 2007, net of amounts capitalized, was $36.3 million, $41.3 million and $58.3 million, respectively.

Other current assets

Other current assets included program rights of $15.4 million at December 27, 2009 and December 28, 2008. Additionally, as of December 27, 2009, the Company had $27.8 million of refundable income taxes primarily as a result of the tax law change discussed in Note 3.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(In thousands)	2009	2008
Payroll and employee benefits	$23,472	$29,280
Unearned revenue	19,431	20,837
Program rights	14,677	14,876
Other	14,594	21,298

Total	$72,174	$86,291

Insurance Recoveries

In the third quarter of 2009, the Company received cash of $3.5 million related to the collapse of a television tower at WSPA in South Carolina following a storm; a portion of that settlement related to clean-up costs of the site. The Company wrote off the net book value of the destroyed tower totaling $1.3 million and recorded a gain of $1.9 million as the insured value of the property exceeded its net book value. In the second quarter of 2007, one of three presses at the Company’s Richmond Times-Dispatch printing facility caught fire. In the fourth quarter of 2007, the Company reached a settlement with the insurance company and received cash of $47.7 million which covered the damaged press as well as the Company’s clean-up and repair costs. A portion of that settlement related to repair and clean-up costs in subsequent years. In 2007, the Company wrote off the net book value of the destroyed equipment totaling $10.2 million and recorded a gain of $17.6 million as the insured value of the property exceeded its net book value. In 2008, the Company identified a more cost-effective method to clean the equipment and remediate the facility than previously anticipated, and consequently, recorded a pretax gain of $3.3 million related to the insurance settlement. Gains in all years were recorded on the Statements of Operations in the line item “Gain on insurance recovery.”

Other

The FCC mandated a reallocation of a portion of the broadcast spectrum to others, including Sprint/Nextel. According to the FCC order, broadcasters must surrender their old equipment to prevent interference within a narrowed broadcasting frequency range. In exchange for the relinquished equipment, Sprint/Nextel provided broadcasters with new digital equipment and reimbursed associated out-of-pocket expenses. The Company recorded gains of $2.6 million in 2009, $5.2 million in 2008, and $.9 million in 2007 in the line item “Selling, general and administrative” on the Consolidated Statements of Operations. The Company’s television stations have completed the replacement of equipment; the Company does not expect further gains under the program.

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Severance

In an effort to better align its costs with current revenue opportunities, the Company implemented cost-reduction plans which included voluntary and non-voluntary separation programs. These workforce reductions were in response to a general economic downturn, and particularly, to the deep housing-induced recession in the Florida market. As the Company reduced its workforce, severance costs of $6.6 million, $10.9 million and $3 million were included in operating expenses for 2009, 2008 and 2007, respectively. Accrued severance costs are included in “Accrued expenses and other liabilities” on the Consolidated Balance Sheet. Following is a summary of activity in accrued severance for these work-force reductions:

(In thousands)	Virginia/ Tennessee	Florida	Mid-South	North Carolina	Ohio/ Rhode Island	Advertising Services & Other	Corporate	Consolidated
Accrued severance-12/30/2007	$9	$262	$—	$—	$—	$158	$—	$429
Severance expense	1,474	4,939	1,445	712	1,124	301	913	10,908
Severance payments	(613)	(3,679)	(359)	(329)	(217)	(238)	(746)	(6,181)

Accrued severance-12/28/2008	870	1,522	1,086	383	907	221	167	5,156

Severance expense	2,623	2,051	389	688	330	334	170	6,585
Severance payments	(3,368)	(3,573)	(1,462)	(1,060)	(1,237)	(536)	(270)	(11,506)

Accrued severance-12/27/2009	$125	$—	$13	$11	$—	$19	$67	$235

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarterly Review

(Unaudited, in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Revenues	$159,133	$163,387	$158,008	$177,084
Operating income (loss)	(11,562)	13,657	(67,683)	32,462
Income (loss) from continuing operations	(21,291)	13,312	(60,380)	23,566
Income (loss) from discontinued operations	38	156	(98)	59
Gain (loss) related to divestiture of discontinued operations	—	7,120	(1,984)	3,737
Net income (loss)	(21,253)	20,588	(62,462)	27,362
Income (loss) per share from continuing operations	(0.96)	0.57	(2.71)	1.02
Income (loss) per share from continuing operations - assuming dilution	(0.96)	0.57	(2.71)	1.01
Net income (loss) per share	(0.96)	0.90	(2.80)	1.19
Net income (loss) per share - assuming dilution	(0.96)	0.90	(2.80)	1.18

2008
Revenues	$193,986	$204,252	$192,938	$206,199
Operating income (loss)	(4,281)	(768,262)	17,833	(109,847)
Income (loss) from continuing operations	(9,771)	(533,490)	5,725	(85,720)
Income from discontinued operations	816	1,278	422	186
Net loss related to divestiture of discontinued operations	(11,300)	—	—	—
Net income (loss)	(20,255)	(532,212)	6,147	(85,534)
Income (loss) per share from continuing operations	(0.45)	(24.18)	0.25	(3.87)
Income (loss) per share from continuing operations - assuming dilution	(0.45)	(24.18)	0.25	(3.87)
Net income (loss) per share	(0.92)	(24.12)	0.27	(3.86)
Net income (loss) per share - assuming dilution	(0.92)	(24.12)	0.27	(3.86)

*	The Company performed interim impairment assessments of it identifiable assets that resulted in the following pretax impairment charges: $84 million in the third quarter of 2009, $782 million in the second quarter of 2008, and $130 million in the fourth quarter of 2008.
*	In the third quarter of 2009, the Company sold a small magazine and its related Web site in the Virginia/Tennessee Market. In the second quarter of 2009, the Company completed the sale of the last of five televisions stations that was classified as held for sale. In 2008, the Company sold the other four of its five television stations that were classified as held for sale. The Company recorded an after-tax gain of $8.9 million in 2009 and an after-tax loss of $11.3 million in 2008 related to these divestitures. All prior periods have been reclassified to reflect these items as discontinued operations.

Schedule II - Valuation and Qualifying Accounts and Reserves

Fiscal Years Ended December 27, 2009, December 28, 2008, and December 30, 2007

(in thousands)	Balance at beginning of period (a)	Additions charged to expense-net (a)	Additions charged to other comprehensive loss	Deductions net (a)	Other (b)	Balance at end of period (a)
2009
Allowance for doubtful accounts	$5,961	$4,093	$—	$(4,683)	$—	$5,371

Reserve for subscribers	$396	$1,052	$—	$(961)	$—	$487

Deferred tax asset valuation allowance	$47,638	$6,529	$—	$—	$(30,276)	$23,891

2008
Allowance for doubtful accounts	$5,981	$6,685	$—	$(7,835)	$1,130	$5,961

Reserve for subscribers	$390	$1,093	$—	$(1,087)	$—	$396

Deferred tax asset valuation allowance	$—	$7,527	$40,111	$—	$—	$47,638

2007
Allowance for doubtful accounts	$6,422	$4,632	$—	$(5,104)	$31	$5,981

Reserve for subscribers	$569	$1,222	$—	$(1,401)	$—	$390

(a)	Amounts presented for continuing operations for all periods.
(b)

In 2009, the Company’s net deferred tax asset valuation allowance was lower due primarily to a decrease in deferred tax assets as a result of the November 2009 change in tax law that permits the Company to carry back its 2009 net operating loss (NOL), as well as because of improvements in its pension and post-retirement plans’ funded status. In 2008 and 2007, the increases in the allowance for doubtful accounts are associated with acquisitions of businesses.

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

Reports on Internal Control Over Financial Reporting

The Company’s attestation report on internal control over financial reporting as of December 27, 2009, and the independent registered public accounting firm’s report on internal control over financial reporting as of December 27, 2009, are included in Item 8 of this Form 10-K on pages 34 and 35.

Change in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 27, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During 2009, the Company completed the installation and integration of a traffic and billing system at three of its largest broadcast stations. This system tracks commercial time slot inventory, and it should improve business processes and expand customer service opportunities. This new system is expected to be rolled out to the Company’s remaining broadcast stations over the next six months.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 22, 2010, with respect to directors, executive officers, Code of Business Conduct and Ethics, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, except as to certain information regarding executive officers included in Part I of this Form 10-K.

Item 11.	Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement of the Annual Meeting of Stockholders on April 22, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Company’s definitive proxy statement of the Annual Meeting of Stockholders on April 22, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement of the Annual Meeting of Stockholders on April 22, 2010.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference from the Company’s definitive proxy statement of the Annual Meeting of Stockholders on April 22, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements

	As listed in the Index in “Item 8 – Financial Statements and Supplementary Data.”	33

2.	Financial Statement Schedules

II -	Valuation and qualifying accounts and reserves for the fiscal years ended December 27, 2009, December 28, 2008, and December 30, 2007	65

Financial statements for SPNC, (former unconsolidated affiliate) for each of the three years ended December 30, 2007, incorporated by reference to Item 15 of Form 10-K for the fiscal year ended December 30, 2007.

Schedules other than Schedule II, listed above, are omitted since they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

Index to Exhibits

Exhibit Number	Description

3 (i)	Articles of Incorporation of Media General, Inc., amended and restated as of May 28, 2004, incorporated by reference to Exhibit 3(i) of Form 10-Q for the fiscal period ended June 27, 2004.

3 (ii)	Bylaws of Media General, Inc., amended and restated as of February 24, 2009, incorporated by reference to Exhibit 3 (ii) of Form 10-K for the fiscal year ended December 28, 2008.

10.1	Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 2.2 of Registration Statement 2-56905.

10.2	Additional Form of Option to be granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 2 to Post-Effective Amendment No. 3 Registration Statement 2-56905.

10.3	Addendum dated January 1984, to Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.13 of Form 10-K for the fiscal year ended December 31, 1983.

10.4	Addendum dated June 19, 1992, to Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.15 of Form 10-K for the fiscal year ended December 27, 1992.

10.5	Addendum dated June 19, 1992, to Form of Option granted under the 1987 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.20 of Form 10-K for the fiscal year ended December 27, 1992.

10.6	Shareholders Agreement, dated May 28, 1987, between Mary Tennant Bryan, Florence Bryan Wisner, J. Stewart Bryan III, and as trustees under D. Tennant Bryan Media Trust, and Media General, Inc., D. Tennant Bryan and J. Stewart Bryan III, incorporated by reference to Exhibit 10.50 of Form 10-K for the fiscal year ended December 31, 1987.

10.7	Media General, Inc., Supplemental 401(k) Plan, amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.01 of Form 8-K filed on February 6, 2008.

10.8	Media General, Inc., Executive Supplemental Retirement Plan, amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.07 of Form 8-K filed on February 6, 2008.

10.9	Deferred Income Plan for Selected Key Executives of Media General, Inc., and form of Deferred Compensation Agreement thereunder dated as of December 1, 1984, incorporated by reference to Exhibit 10.29 of Form 10-K for the fiscal year ended December 31, 1989.

10.10	Media General, Inc., Management Performance Award Program, adopted November 16, 1990, and effective January 1, 1991, incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended December 29, 1991.

10.11	Media General, Inc., Deferred Compensation Plan, amended and restated as of January 1, 2008, incorporated by reference to Exhibit 10.04 of Form 8-K filed on February 6, 2008.

10.12	Media General, Inc., ERISA Excess Benefit Plan, amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.06 of Form 8-K filed on February 6, 2008.

10.13	Media General, Inc., 1995 Long-Term Incentive Plan, amended and restated as of April 26, 2007, incorporated by reference to Exhibit 10.13 of Form 10-K for the fiscal year ended December 30, 2007.

10.14	Media General, Inc., 1996 Employee Non-Qualified Stock Option Plan, amended as of December 31, 2001, incorporated by reference to Exhibit 10.14 of Form 10-K for the fiscal year ended December 26, 2004.

10.15	Media General, Inc., 1997 Employee Restricted Stock Plan, amended as of December 31, 2001, incorporated by reference to Exhibit 10.15 of Form 10-K for the fiscal year ended December 26, 2004.

10.16	Media General, Inc., Directors’ Deferred Compensation Plan, amended and restated as of November 16, 2001, incorporated by reference to Exhibit 10.16 of Form 10-K for the fiscal year ended December 26, 2004.

10.17	Form of an executive life insurance agreement between the Company and certain executive officers (who were participants on or before November 19, 2007), incorporated by reference to exhibit 10.17 of Form 10-K for the fiscal year ended December 29, 2002.

10.18	Media General, Inc., Executive Automobile Program, incorporated by reference to Exhibit 10.18 of Form 10-K for the fiscal year ended December 26, 2004.

10.19	Media General, Inc., Executive Financial Planning and Income Tax Program, amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.08 of Form 8-K filed on February 6, 2008.

10.20	Media General, Inc., Executive Health Program adopted November 22, 2004, incorporated by reference to Exhibit 10.20 of Form 10-K for the fiscal year ended December 26, 2004.

10.21	Media General, Inc., Stock Appreciation Rights Plan adopted January 31, 2007, incorporated by reference to Exhibit 10.01 of Form 8-K filed on February 5, 2007.

10.22	Media General, Inc., Form of Stock Appreciation Rights Agreement (select executives) granted under Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.02 of Form 8-K filed on February 5, 2007.

10.23	Media General, Inc., Form of Stock Appreciation Rights Agreement (other recipients) granted under Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.03 of Form 8-K filed on February 5, 2007.

10.24	Media General, Inc., Supplemental Profit Sharing Plan, effective as of January 1, 2007, incorporated by reference to Exhibit 10.02 of Form 8-K filed on February 6, 2008.

10.25	Media General, Inc., Retirement Transition Planning Program, effective January 1, 2008, incorporated by reference to Exhibit 10.09 of Form 8-K filed on February 6, 2008.

10.26	Form of an executive life insurance agreement between the Company and certain executive officers (who become participants subsequent to November 19, 2007), incorporated by reference to Exhibit 10.03 of Form 8-K filed on February 6, 2008.

10.27	Amendment to form of Deferred Compensation Agreement dated as of December 1, 1984, incorporated by reference to Exhibit 10.05 of Form 8-K filed on February 6, 2008.

10.28	Amendment to the Media General Inc., Executive Supplemental Retirement Plan dated May 31, 2009, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended June 28, 2009.

10.29	Amendment to the Media General Inc., Executive Supplemental Retirement Plan dated September 24, 2009, incorporated by reference to Exhibit 99.1 of Form 8-K filed on September 28, 2009.

10.30	Amendment to the Media General, Inc., ERISA Excess Benefit Plan dated May 31, 2009, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended June 28, 2009.

10.31	Amended and Restated Newsprint Purchase Contract dated January 18, 2008, among SP Newsprint Company and Media General Operations Inc., incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended March 30, 2008.

10.32	Television affiliation letter agreement, dated April 16, 2001, between Media General Broadcast Group and the NBC Television Network incorporated by reference to Exhibit 10.24 of Form 10- K for the fiscal year ended December 30, 2001.

10.33	Amended and Restated Credit Agreement, dated March 14, 2005, among Media General, Inc., and various lenders, incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 14, 2005.

10.34	First Amendment to Amended and Restated Credit Agreement, dated May 31, 2006, among Media General, Inc., and various lenders, incorporated by reference to Exhibit 10 of Form 8-K filed on June 12, 2006.

10.35	Second Amendment to Amended and Restated Credit Agreement, dated October 19, 2007, and various lenders, incorporated by reference to Exhibit 10.2 of Form 8-K filed on October 22, 2007.

10.36	Third Amendment to the Amended and Restated Credit Agreement, as of December 19, 2008, and various lenders, incorporated by reference to Exhibit 10.2 of Form 8-K filed on December 19, 2008.

10.37	Second Amended and Restated Credit Agreement, dated as of February 12, 2010 among Media General, Inc., Bank of America, N.A., as Administrative Agent and as letter of credit issuer and collateral agent, the lenders party thereto and the other parties thereto, incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 12, 2010.

10.38	Credit Agreement, dated August 8, 2006, among Media General, Inc., and various lenders, incorporated by reference to Exhibit 10 of Form 8-K filed on August 10, 2006.

10.39	First Amendment to Credit Agreement, dated October 18, 2007, and various lenders, incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 22, 2007.

10.40	Second Amendment to Credit Agreement, as of December 19, 2008, among Media General, Inc., and various lenders, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 19, 2008.

10.41	Indenture, dated as of February 12, 2010, among Media General, Inc., the guarantors party hereto and The Bank of New York Mellon, as Trustee (the “Trustee”). The Form of the 11 3/4% Senior Secured Notes due 2017 is included as Exhibit A to the Indenture, which is incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 12, 2010.

10.42	Registration Rights Agreement, dated as of February 12, 2010, among the Company, the guarantors named herein as issuers, and Banc of America Securities LLC and SunTrust Robinson Humphrey, Inc. for themselves and as Representatives of the Initial Purchasers incorporated by reference to Exhibit 10.3 of Form 8-K filed on February 12, 2010.

21	List of subsidiaries of the registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Section 302 Chief Executive Officer Certification.

31.2	Section 302 Chief Financial Officer Certification.

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification.

Note: Exhibits 10.1-10.30 are management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA GENERAL, INC.

Date: February 24, 2010

/S/ MARSHALL N. MORTON
Marshall N. Morton, President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Stewart Bryan III	Chairman	February 24, 2010
J. Stewart Bryan III

/s/ O. Reid Ashe, Jr.	Executive Vice President,	February 24, 2010
O. Reid Ashe, Jr.	Chief Operating Officer and Director

/s/ John A. Schauss	Vice President – Finance and	February 24, 2010
John A. Schauss	Chief Financial Officer

/s/ Stephen Y. Dickinson	Vice President and	February 24, 2010
Stephen Y. Dickinson	Chief Accounting Officer

/s/ Scott D. Anthony	Director	February 24, 2010
Scott D. Anthony

/s/ Diana F. Cantor	Director	February 24, 2010
Diana F. Cantor

/s/ Dennis J. FitzSimons	Director	February 24, 2010
Dennis J. FitzSimons

/s/ Thompson L. Rankin	Director	February 24, 2010
Thompson L. Rankin

/s/ Rodney A. Smolla	Director	February 24, 2010
Rodney A. Smolla

/s/ Walter E. Williams	Director	February 24, 2010
Walter E. Williams

/s/ Coleman Wortham III	Director	February 24, 2010
Coleman Wortham III