Form 10-K/A
period 2009-12-27
MEDIA GENERAL INC
filed 2010-05-05
CIK 216539

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

The Company makes available on its Web site, www.mediageneral.com, its audited annual financial statements, annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as soon as reasonably practicable after being electronically filed with the Securities and Exchange Commission (“SEC”).

EXPLANATORY NOTE

This Form 10-K/A is being filed for the sole purpose of changing the description of an item incorporated by reference. In the second paragraph following the Index in Item 8, the description of the location of the unaudited consolidating balance sheets as of December 27, 2009, December 28, 2008, and December 30, 2007 now reads “incorporated by reference to Exhibit 99.10 of Form 8-K filed on January 28, 2010 as amended by Exhibit 99.10 of Form 8-K/A filed on May 5, 2010” (with the language in bold being the only change). No other information contained in Item 8 of the Form 10-K has changed but the entire item is being refiled consistent with SEC rules.

The Form 8-K/A filed on May 5, 2010 provides new unaudited condensed consolidating balance sheets as of December 27, 2009, December 28, 2008, and December 30, 2007. As a result of preparation errors in the original balance sheets (primarily incorrect beginning balances for retained earnings), the “Retained earnings” and “Investment in and advances to subsidiaries” lines for the Media General Corporate, Guarantor Subsidiaries, Non-Guarantor Subsidiaries and Eliminations columns have been adjusted. There were no changes to the Media General, Inc. consolidated balance sheets for December 27, 2009, December 28, 2008, and December 30, 2007. There were no changes in the consolidating or consolidated statements of operations or cash flows included in the original Form 8-K.

Item 15 is also amended to include updated signatures, consents from the independent registered public accounting firm, and certifications by the Chief Executive Officer and the Chief Financial Officer of Media General, Inc. No other information contained in Media General’s Form 10-K for the year ended December 27, 2009, has been updated or amended.

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

The Company’s subsidiaries guarantee the debt securities of the parent company. Unaudited condensed consolidating balance sheets, statements of operations, and statements of cash flows for the parent company, the Guarantor Subsidiaries, and the non-Guarantor Subsidiaries, which is comprised of the trust related to the Company’s Supplemental 401(k) Plan, together with certain eliminations as of December 27, 2009, December 28, 2008, and December 30, 2007, are incorporated by reference to Exhibit 99.10 of Form 8-K filed on January 28, 2010 as amended by Exhibit 99.10 of Form 8-K/A filed on May 5, 2010.

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

January 28, 2010

/s/ MARSHALL N. MORTON	/s/ JOHN A. SCHAUSS	/s/ REID ASHE JR.
Marshall N. Morton	John A. Schauss	O. Reid Ashe Jr.
President and	Vice President-Finance	Executive Vice President
Chief Executive Officer	and Chief Financial Officer	and Chief Operating Officer

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

Notes to Consolidated Financial Statements begin on page 12.

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

Notes to Consolidated Financial Statements begin on page 12.

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

Notes to Consolidated Financial Statements begin on page 12.

Media General, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except shares and per share amounts)

					Accumulated
				Additional	Other
	Class A Shares	Common Stock		Paid-in	Comprehensive	Retained Earnings
		Class A	Class B	Capital	Income (Loss)		Total
Balance at December 31, 2006	23,556,472	$117,782	$2,780	$55,173	$(111,248)	$872,873	$937,360
Net income		—	—	—	—	10,687	10,687
Unrealized loss on equity securities (net of deferred tax benefit of $912)		—	—	—	(1,600)	—	(1,600)
Reclassification of loss included in net income (net of deferred taxes of $1,314)		—	—	—	2,306	—	2,306
Unrealized loss on derivative contracts (net of deferred tax benefit of $1,874)		—	—	—	(3,288)	—	(3,288)
Pension and postretirement (net of deferred taxes of $21,021)		—	—	—	36,553	—	36,553

Comprehensive income							44,658
Uncertain tax position adoption		—	—	—	—	(4,921)	(4,921)
Cash dividends to shareholders ($0.92 per share)		—	—	—	—	(21,156)	(21,156)
Exercise of stock options	14,800	74	—	348	—	—	422
Repurchase of common stock	(1,500,000)	(7,500)	—	(41,216)	—	—	(48,716)
Stock-based compensation		—	—	5,649	—	—	5,649
Income tax benefits relating to stock-based compensation		—	—	110	—	—	110
Other	(15,437)	(77)	—	(351)	—	29	(399)

Balance at December 30, 2007	22,055,835	110,279	2,780	19,713	(77,277)	857,512	913,007

Net loss		—	—	—	—	(631,854)	(631,854)
Unrealized loss on derivative contracts ($0 tax benefit)		—	—	—	(9,510)	—	(9,510)
Pension and postretirement ($0 tax benefit)		—	—	—	(101,352)	—	(101,352)

Comprehensive loss							(742,716)
Cash dividends to shareholders ($0.81 per share)		—	—	—	—	(18,510)	(18,510)
Performance accelerated restricted stock	131,333	657	—	(1,602)	—	274	(671)
Stock-based compensation		—	—	5,756	—	—	5,756
Income tax benefits relating to stock-based compensation		—	—	99	—	—	99
Other	62,962	315	(21)	(2,032)	—	—	(1,738)

Balance at December 28, 2008	22,250,130	111,251	2,759	21,934	(188,139)	207,422	155,227

Net loss		—	—	—	—	(35,765)	(35,765)
Unrealized gain on derivative contracts (net of deferred taxes of $134)		—	—	—	8,236	—	8,236
Pension and postretirement (net of deferred taxes of $1,011)		—	—	—	62,200	—	62,200

Comprehensive income							34,671
Performance accelerated restricted stock	(55,253)	(276)	—	(333)	—	75	(534)
Stock-based compensation		—	—	2,389	—	—	2,389
Other	47,082	235	—	263	—	—	498

Balance at December 27, 2009	22,241,959	$111,210	$2,759	$24,253	$(117,703)	$171,732	$192,251

Notes to Consolidated Financial Statements begin on page 12.

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

Notes to Consolidated Financial Statements begin on page 12.

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

Accounts receivable and concentrations of credit risk

Media General is a diversified communications company, which sells products and services to a wide variety of customers located principally in the southeastern United States. The Company’s trade receivables result from the sale of advertising and content within its operating segments. The Company routinely assesses the financial strength of significant customers, and this assessment, combined with the large number and geographic diversity of its customer base, limits its concentration of risk with respect to trade receivables. The Company maintains an allowance for doubtful accounts based on both the aging of accounts at period end and specific reserves for certain customers.

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
Goodwill[2] :
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

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table that follows includes information about the carrying values and estimated fair values of the Company’s financial instruments at December 27, 2009, and December 28, 2008:

	2009		2008
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Investments
Trading	$303	$303	$243 $	243
Liabilities:
Long-term debt:
Revolving credit facility	426,037	413,771	425,000	425,000
Bank term loan facility	285,844	277,614	300,000	300,000
Bank lines	—	—	5,000	5,000
Interest rate swap agreements	14,353	14,353	22,723	22,723

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

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2009	2008
Risk-free interest rate	2.30%	3.31%
Dividend yield	2.00%	2.90%
Volatility factor	51.10%	29.00%
Expected life (years)	6.60	6.50
Exercise price	$2.16	$20.30
Grant date fair value	$0.89	$4.88

The following is a summary of option activity for the year ended December 27, 2009:

(In thousands, except per share amounts)	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)*	Aggregate Intrinsic Value
Outstanding - beginning of year	2,223	$45.88
Granted	584	2.16
Forfeited or expired	(446)	46.18

Outstanding - end of year	2,361	$35.01	6.3	$3,194

Outstanding - end of year less estimated forfeitures	2,309	$35.63	6.2	$2,976

Exercisable - end of year	1,488	$50.19	4.8	$10

*	Excludes 400 options which are exercisable during the lifetime of the optionee and 52,900 options which are exercisable during the continued employment of the optionee and for a three-year period thereafter.

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

The asset allocation for the Company’s funded retirement plan at the end of 2009 and 2008, and the asset allocation range for 2010, by asset category, are as follows:

	Asset allocation Range	Percentage of Plan Assets at Year End
Asset Category	2010	2009	2008
Equity securities	60%- 75%	66%	64%
Fixed income securities	25%- 45%	34%	36%

Total		100%	100%

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

Note 10: Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations as presented in the Consolidated Statements of Operations:

	2009			2008			2007
(In thousands, except per share amounts)	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS
Income (loss) from continuing operations	$(44,793)			$(623,255)			$9,235
Distributed earnings attributable to participating securities	—			(504)			(421)

Income (loss) from continuing operations available to common stock- holders	$(44,793)	22,245	$(2.01)	$(623,759)	22,113	$(28.21)	$8,814	22,656	$0.39

Note 11: Commitments, Contingencies and Other

Broadcast film rights

Over the next five years the Company is committed to purchase approximately $25 million of program rights that currently are not available for broadcast, including programs not yet produced. If such programs are not produced, the Company’s commitment would expire without obligation.

Lease obligations

The Company rents certain facilities and equipment under operating leases. These leases extend for varying periods of time ranging from one year to more than twenty years and in many cases contain renewal options. Total rental expense from continuing operations amounted to $6.8 million in 2009, $7.9 million in 2008 and $8 million in 2007. Minimum rental commitments for continuing operations under operating leases with noncancelable terms in excess of one year are as follows: 2010 – $6.4 million; 2011 – $5 million; 2012 – $3.8 million; 2013 – $2.1 million; 2014 - $1.2 million; subsequent years – $7.8 million.

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

(In thousands)	Virginia/ Tennessee	Florida	Mid- South	North Carolina	Ohio/ Rhode Island	Advertising Services & Other	Corporate	Consolidated
Accrued severance-12/30/2007	$9	$262	$—	$—	$—	$158	$—	$429
Severance expense	1,474	4,939	1,445	712	1,124	301	913	10,908
Severance payments	(613)	(3,679)	(359)	(329)	(217)	(238)	(746)	(6,181)

Accrued severance-12/28/2008	870	1,522	1,086	383	907	221	167	5,156

Severance expense	2,623	2,051	389	688	330	334	170	6,585
Severance payments	(3,368)	(3,573)	(1,462)	(1,060)	(1,237)	(536)	(270)	(11,506)

Accrued severance-12/27/2009	$125	$—	$13	$11	$—	$19	$67	$235

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarterly Review

(Unaudited, in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Revenues	$159,133	$163,387	$158,008	$177,084
Operating income (loss)	(11,562)	13,657	(67,683)	32,462
Income (loss) from continuing operations	(21,291)	13,312	(60,380)	23,566
Income (loss) from discontinued operations	38	156	(98)	59
Gain (loss) related to divestiture of discontinued operations	—	7,120	(1,984)	3,737
Net income (loss)	(21,253)	20,588	(62,462)	27,362
Income (loss) per share from continuing operations	(0.96)	0.57	(2.71)	1.02
Income (loss) per share from continuing operations - assuming dilution	(0.96)	0.57	(2.71)	1.01
Net income (loss) per share	(0.96)	0.90	(2.80)	1.19
Net income (loss) per share - assuming dilution	(0.96)	0.90	(2.80)	1.18

2008
Revenues	$193,986	$204,252	$192,938	$206,199
Operating income (loss)	(4,281)	(768,262)	17,833	(109,847)
Income (loss) from continuing operations	(9,771)	(533,490)	5,725	(85,720)
Income from discontinued operations	816	1,278	422	186
Net loss related to divestiture of discontinued operations	(11,300)	—	—	—
Net income (loss)	(20,255)	(532,212)	6,147	(85,534)
Income (loss) per share from continuing operations	(0.45)	(24.18)	0.25	(3.87)
Income (loss) per share from continuing operations - assuming dilution	(0.45)	(24.18)	0.25	(3.87)
Net income (loss) per share	(0.92)	(24.12)	0.27	(3.86)
Net income (loss) per share - assuming dilution	(0.92)	(24.12)	0.27	(3.86)

*	The Company performed interim impairment assessments of it identifiable assets that resulted in the following pretax impairment charges: $84 million in the third quarter of 2009, $782 million in the second quarter of 2008, and $130 million in the fourth quarter of 2008.
*	In the third quarter of 2009, the Company sold a small magazine and its related Web site in the Virginia/Tennessee Market. In the second quarter of 2009, the Company completed the sale of the last of five televisions stations that was classified as held for sale. In 2008, the Company sold the other four of its five television stations that were classified as held for sale. The Company recorded an after-tax gain of $8.9 million in 2009 and an after-tax loss of $11.3 million in 2008 related to these divestitures. All prior periods have been reclassified to reflect these items as discontinued operations.

Schedule II - Valuation and Qualifying Accounts and Reserves

Fiscal Years Ended December 27, 2009, December 28, 2008, and December 30, 2007

(In thousands)	Balance at beginning of period (a)	Additions charged to expense-net (a)	Additions charged to other comprehensive loss	Deductions net (a)	Other (b)	Balance at end of period (a)
2009
Allowance for doubtful accounts	$5,961	$4,093	$—	$(4,683)	$—	$5,371

Reserve for subscribers	$396	$1,052	$—	$(961)	$—	$487

Deferred tax asset valuation allowance	$47,638	$6,529	$—	$—	$(30,276)	$23,891

2008
Allowance for doubtful accounts	$5,981	$6,685	$—	$(7,835)	$1,130	$5,961

Reserve for subscribers	$390	$1,093	$—	$(1,087)	$—	$396

Deferred tax asset valuation allowance	$—	$7,527	$40,111	$—	$—	$47,638

2007
Allowance for doubtful accounts	$6,422	$4,632	$—	$(5,104)	$31	$5,981

Reserve for subscribers	$569	$1,222	$—	$(1,401)	$—	$390

(a)	Amounts presented for continuing operations for all periods.
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

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements

	As listed in the Index in “Item 8 – Financial Statements and Supplementary Data.”	2

2.	Financial Statement Schedules

II	- Valuation and qualifying accounts and reserves for the fiscal years ended December 27, 2009, December 28, 2008, and December 30, 2007	35

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

3.	Exhibits

Index to Exhibits

Exhibit Number	Description

3 (i)	Articles of Incorporation of Media General, Inc., amended and restated as of May 28, 2004, incorporated by reference to Exhibit 3(i) of Form 10-Q for the fiscal period ended June 27, 2004.

3 (ii)	Bylaws of Media General, Inc., amended and restated as of February 24, 2009, incorporated by reference to Exhibit 3 (ii) of Form 10-K for the fiscal year ended December 28, 2008.

10.1	Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 2.2 of Registration Statement 2-56905.

10.2	Additional Form of Option to be granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 2 to Post-Effective Amendment No. 3 Registration Statement 2-56905.

10.3	Addendum dated January 1984, to Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.13 of Form 10-K for the fiscal year ended December 31, 1983.

10.4	Addendum dated June 19, 1992, to Form of Option granted under the 1976 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.15 of Form 10-K for the fiscal year ended December 27, 1992.

10.5	Addendum dated June 19, 1992, to Form of Option granted under the 1987 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.20 of Form 10-K for the fiscal year ended December 27, 1992.

10.6	Shareholders Agreement, dated May 28, 1987, between Mary Tennant Bryan, Florence Bryan Wisner, J. Stewart Bryan III, and as trustees under D. Tennant Bryan Media Trust, and Media General, Inc., D. Tennant Bryan and J. Stewart Bryan III, incorporated by reference to Exhibit 10.50 of Form 10-K for the fiscal year ended December 31, 1987.

10.7	Media General, Inc., Supplemental 401(k) Plan, amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.01 of Form 8-K filed on February 6, 2008.

10.8	Media General, Inc., Executive Supplemental Retirement Plan, amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.07 of Form 8-K filed on February 6, 2008.

10.9	Deferred Income Plan for Selected Key Executives of Media General, Inc., and form of Deferred Compensation Agreement thereunder dated as of December 1, 1984, incorporated by reference to Exhibit 10.29 of Form 10-K for the fiscal year ended December 31, 1989.

10.10	Media General, Inc., Management Performance Award Program, adopted November 16, 1990, and effective January 1, 1991, incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended December 29, 1991.

10.11	Media General, Inc., Deferred Compensation Plan, amended and restated as of January 1, 2008, incorporated by reference to Exhibit 10.04 of Form 8-K filed on February 6, 2008.

10.12	Media General, Inc., ERISA Excess Benefit Plan, amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.06 of Form 8-K filed on February 6, 2008.

10.13	Media General, Inc., 1995 Long-Term Incentive Plan, amended and restated as of April 26, 2007, incorporated by reference to Exhibit 10.13 of Form 10-K for the fiscal year ended December 30, 2007.

10.14	Media General, Inc., 1996 Employee Non-Qualified Stock Option Plan, amended as of December 31, 2001, incorporated by reference to Exhibit 10.14 of Form 10-K for the fiscal year ended December 26, 2004.

10.15	Media General, Inc., 1997 Employee Restricted Stock Plan, amended as of December 31, 2001, incorporated by reference to Exhibit 10.15 of Form 10-K for the fiscal year ended December 26, 2004.

10.16	Media General, Inc., Directors’ Deferred Compensation Plan, amended and restated as of November 16, 2001, incorporated by reference to Exhibit 10.16 of Form 10-K for the fiscal year ended December 26, 2004.

10.17	Form of an executive life insurance agreement between the Company and certain executive officers (who were participants on or before November 19, 2007), incorporated by reference to exhibit 10.17 of Form 10-K for the fiscal year ended December 29, 2002.

10.18	Media General, Inc., Executive Automobile Program, incorporated by reference to Exhibit 10.18 of Form 10-K for the fiscal year ended December 26, 2004.

10.19	Media General, Inc., Executive Financial Planning and Income Tax Program, amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.08 of Form 8-K filed on February 6, 2008.

10.20	Media General, Inc., Executive Health Program adopted November 22, 2004, incorporated by reference to Exhibit 10.20 of Form 10-K for the fiscal year ended December 26, 2004.

10.21	Media General, Inc., Stock Appreciation Rights Plan adopted January 31, 2007, incorporated by reference to Exhibit 10.01 of Form 8-K filed on February 5, 2007.

10.22	Media General, Inc., Form of Stock Appreciation Rights Agreement (select executives) granted under Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.02 of Form 8-K filed on February 5, 2007.

10.23	Media General, Inc., Form of Stock Appreciation Rights Agreement (other recipients) granted under Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.03 of Form 8-K filed on February 5, 2007.

10.24	Media General, Inc., Supplemental Profit Sharing Plan, effective as of January 1, 2007, incorporated by reference to Exhibit 10.02 of Form 8-K filed on February 6, 2008.

10.25	Media General, Inc., Retirement Transition Planning Program, effective January 1, 2008, incorporated by reference to Exhibit 10.09 of Form 8-K filed on February 6, 2008.

10.26	Form of an executive life insurance agreement between the Company and certain executive officers (who become participants subsequent to November 19, 2007), incorporated by reference to Exhibit 10.03 of Form 8-K filed on February 6, 2008.

10.27	Amendment to form of Deferred Compensation Agreement dated as of December 1, 1984, incorporated by reference to Exhibit 10.05 of Form 8-K filed on February 6, 2008.

10.28	Amendment to the Media General Inc., Executive Supplemental Retirement Plan dated May 31, 2009, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended June 28, 2009.

10.29	Amendment to the Media General Inc., Executive Supplemental Retirement Plan dated September 24, 2009, incorporated by reference to Exhibit 99.1 of Form 8-K filed on September 28, 2009.

10.30	Amendment to the Media General, Inc., ERISA Excess Benefit Plan dated May 31, 2009, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended June 28, 2009.

10.31	Amended and Restated Newsprint Purchase Contract dated January 18, 2008, among SP Newsprint Company and Media General Operations Inc., incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended March 30, 2008.

10.32	Television affiliation letter agreement, dated April 16, 2001, between Media General Broadcast Group and the NBC Television Network incorporated by reference to Exhibit 10.24 of Form 10-K for the fiscal year ended December 30, 2001.

10.33	Amended and Restated Credit Agreement, dated March 14, 2005, among Media General, Inc., and various lenders, incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 14, 2005.

10.34	First Amendment to Amended and Restated Credit Agreement, dated May 31, 2006, among Media General, Inc., and various lenders, incorporated by reference to Exhibit 10 of Form 8-K filed on June 12, 2006.

10.35	Second Amendment to Amended and Restated Credit Agreement, dated October 19, 2007, and various lenders, incorporated by reference to Exhibit 10.2 of Form 8-K filed on October 22, 2007.

10.36	Third Amendment to the Amended and Restated Credit Agreement, as of December 19, 2008, and various lenders, incorporated by reference to Exhibit 10.2 of Form 8-K filed on December 19, 2008.

10.37	Second Amended and Restated Credit Agreement, dated as of February 12, 2010 among Media General, Inc., Bank of America, N.A., as Administrative Agent and as letter of credit issuer and collateral agent, the lenders party thereto and the other parties thereto, incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 12, 2010.

10.38	Credit Agreement, dated August 8, 2006, among Media General, Inc., and various lenders, incorporated by reference to Exhibit 10 of Form 8-K filed on August 10, 2006.

10.39	First Amendment to Credit Agreement, dated October 18, 2007, and various lenders, incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 22, 2007.

10.40	Second Amendment to Credit Agreement, as of December 19, 2008, among Media General, Inc., and various lenders, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 19, 2008.

10.41	Indenture, dated as of February 12, 2010, among Media General, Inc., the guarantors party hereto and The Bank of New York Mellon, as Trustee (the “Trustee”). The Form of the 11 3/4% Senior Secured Notes due 2017 is included as Exhibit A to the Indenture, which is incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 12, 2010.

10.42	Registration Rights Agreement, dated as of February 12, 2010, among the Company, the guarantors named herein as issuers, and Banc of America Securities LLC and SunTrust Robinson Humphrey, Inc. for themselves and as Representatives of the Initial Purchasers incorporated by reference to Exhibit 10.3 of Form 8-K filed on February 12, 2010.

21	List of subsidiaries of the registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (Filed Herewith)

23.2	Consent of Ernst & Young LLP, Independent Auditors. (Filed Herewith)

31.1	Section 302 Chief Executive Officer Certification. (Filed Herewith)

31.2	Section 302 Chief Financial Officer Certification. (Filed Herewith)

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification. (Filed Here-with)

Note: Exhibits 10.1-10.30 are management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA GENERAL, INC.

Date: May 5, 2010
/s/ MARSHALL N. MORTON
Marshall N. Morton,
President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. STEWART BRYAN III J. Stewart Bryan III	Chairman	May 5, 2010

/s/ O. REID ASHE, JR. O. Reid Ashe, Jr.	Executive Vice President, Chief Operating Officer and Director	May 5, 2010

/s/ JOHN A. SCHAUSS John A. Schauss	Vice President – Finance and Chief Financial Officer	May 5, 2010

/s/ STEPHEN Y. DICKINSON Stephen Y. Dickinson	Vice President and Chief Accounting Officer	May 5, 2010

/s/ SCOTT D. ANTHONY Scott D. Anthony	Director	May 5, 2010

/s/ DIANA F. CANTOR Diana F. Cantor	Director	May 5, 2010

/s/ DENNIS J. FITZSIMONS Dennis J. FitzSimons	Director	May 5, 2010

/s/ THOMPSON L. RANKIN Thompson L. Rankin	Director	May 5, 2010

/s/ COLEMAN WORTHAM III Coleman Wortham III	Director	May 5, 2010