Form 10-Q
period 2010-03-28
MEDIA GENERAL INC
filed 2010-05-05
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 2, 2010.

Class A Common shares:	22,506,452
Class B Common shares:	548,564

MEDIA GENERAL, INC.

FORM 10-Q REPORT

March 28, 2010

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(000’s except shares)

	March 28,	December 27,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$21,364	$33,232
Accounts receivable - net	88,797	104,405
Inventories	6,398	6,632
Other	58,770	60,786

Total current assets	175,329	205,055

Other assets	46,668	34,177

Property, plant and equipment - net	410,676	421,208

FCC licenses and other intangibles - net	219,020	220,591

Excess of cost over fair value of net identifiable assets of acquired businesses	355,017	355,017

	$1,206,710	$1,236,048

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(000’s except shares and per share data)

	March 28,	December 27,
	2010	2009

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$25,739	$26,398
Accrued expenses and other liabilities	83,028	72,174

Total current liabilities	108,767	98,572

Long-term debt	692,728	711,909

Retirement, post-retirement and post-employment plans	173,791	173,017

Deferred income taxes	14,405	7,233

Other liabilities and deferred credits	39,947	53,066

Stockholders’ equity:
Preferred stock ($5 cumulative convertible), par value $5 per share, authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 22,467,006 and 22,241,959 shares	112,335	111,210
Class B, authorized 600,000 shares; issued 548,564 and 551,881 shares	2,743	2,759
Additional paid-in capital	24,064	24,253
Accumulated other comprehensive loss	(117,056)	(117,703)
Retained earnings	154,986	171,732

Total stockholders’ equity	177,072	192,251

	$1,206,710	$1,236,048

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(000’s except for per share data)

	Three Months Ended
	March 28,	March 29,
	2010	2009
Revenues
Publishing	$81,298	$89,732
Broadcasting	67,085	59,853
Digital media and other	10,481	9,548

Total revenues	158,864	159,133

Operating costs:
Employee compensation	75,592	86,564
Production	35,533	43,602
Selling, general and administrative	25,329	25,211
Depreciation and amortization	13,701	15,318

Total operating costs	150,155	170,695

Operating income (loss)	8,709	(11,562)

Other income (expense):
Interest expense	(19,823)	(9,972)
Other, net	375	243

Total other expense	(19,448)	(9,729)

Loss from continuing operations before income taxes	(10,739)	(21,291)
Income tax expense	6,007	—

Loss from continuing operations	(16,746)	(21,291)
Income from discontinued operations (net of taxes)	—	38

Net loss	$(16,746)	$(21,253)

Net loss per common share	$(0.75)	$(0.96)

Net loss per common share assuming dilution	$(0.75)	$(0.96)

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(000’s)

	Three Months Ended
	March 28,	March 29,
	2010	2009

Operating activities:
Net loss	$(16,746)	$(21,253)
Adjustments to reconcile net loss:
Depreciation and amortization	13,701	15,322
Deferred income taxes	7,506	—
Write-off of previously deferred debt issuance costs	1,772	—
Change in assets and liabilities:
Accounts receivable and inventories	15,842	20,384
Accounts payable, accrued expenses, and other liabilities	6,094	(11,481)
Other, net	(7,315)	(2,523)

Net cash provided by operating activities	20,854	449

Investing activities:
Capital expenditures	(2,128)	(4,133)
Collection of note receivable	—	5,000
Other, net	486	21

Net cash (used) provided by investing activities	(1,642)	888

Financing activities:
Increase in bank debt	134,156	79,500
Payment of bank debt	(446,524)	(79,457)
Proceeds from notes	293,070	—
Debt issuance costs	(11,863)	—
Other, net	81	(16)

Net cash (used) provided by financing activities	(31,080)	27

Net (decrease) increase in cash and cash equivalents	(11,868)	1,364
Cash and cash equivalents at beginning of period	33,232	7,142

Cash and cash equivalents at end of period	$21,364	$8,506

See accompanying notes.

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2009.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included.

2. Inventories are principally raw materials (primarily newsprint).

3. The Company’s tax provision for both periods had an unusual relationship to the pre-tax loss from continuing operations due primarily to the existence of a full deferred tax asset valuation allowance at the beginning of both periods. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance, as it did in the first quarter of 2009. The tax expense recorded in the first quarter of 2010 reflects the accrual of an additional $7.5 million valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that is not available to offset existing deferred tax assets, partially offset by an increase (from the amount estimated at the end of 2009) in the Company’s expected net operating loss (NOL) carryback benefit. The Company expects the naked credit to result in approximately $30 million of income tax expense for the full-year 2010 (as previously discussed in Note 3 of Item 8 of the Company’s Form 10-K for the year ended December 27, 2009).

The Company reported income tax expense for the first quarter using the “discrete-period” approach (discrete) as opposed to the “projected annual effective tax rate” approach (ETR) which is the generally prescribed method for interim reporting periods. The Company employed the discrete method in lieu of the ETR method because relatively small movements in projected income for the year could result in extreme variability in the ETR. Therefore, the Company does not believe it can reliably estimate its ETR for the full year.

Health Care Reform legislation passed and signed into law during the first quarter of 2010 repealed employer tax deductions for the cost of providing post-retirement prescription drug coverage to the extent that it is reimbursed by the Medicare Part D (“Part D”) drug subsidy. As a result of this law change, the Company wrote-off approximately $1.7 million in deferred tax assets related to the future deductibility of the Part D subsidy in the first quarter of 2010. However, due to the Company’s full valuation allowance recorded against its deferred tax asset balance, there was a corresponding reduction in the valuation allowance, and, therefore, the net result of these two adjustments had no impact on net income.

4. In the third quarter of 2009, the Company sold a small magazine and its related web site located in the Virginia/Tennessee Market and has reported it as a discontinued operation for all prior periods. During the second quarter of 2009, the Company completed the sale of WCWJ in Jacksonville, Florida. Results of discontinued operations are presented below for the first quarter of 2009:

Quarter Ended
March 29,
(In thousands )	2009
Revenues	$2,276
Costs and expense	2,238

Income before income taxes	38
Income taxes	—

Income from discontinued operations	$38

5. In the first quarter of 2010, the Company established a new financing structure; the Company simultaneously amended and extended its bank debt and issued Senior Notes in a private placement. The Senior Notes mature in 2017 and have a face value of $300 million, an interest rate of 11.75%, and were issued at a price equal to 97.69% of face value. The proceeds from the Senior Notes were used to pay down existing bank credit facilities. The amended bank debt matures in March 2013 and bears an interest rate of LIBOR plus a margin based on the Company’s leverage ratio, as defined in the agreement. The new agreements have two main financial covenants: a leverage ratio and a fixed charge coverage ratio which involve debt levels, interest expense as well as other fixed charges, and rolling four-quarter calculations of EBITDA – all as defined in the agreements. These ratios provide the Company with enhanced financial flexibility. The Company pledged its cash and assets as well as the stock of its subsidiaries as collateral; the Company’s subsidiaries also guaranteed the debt securities of the parent company. Additionally, there are restrictions on the Company’s ability to pay dividends (none are allowed in 2010 and 2011), make capital expenditures above certain levels, repurchase its stock, and engage in certain other transactions such as making investments or entering into capital leases above certain levels.

The following table includes information about the carrying values and estimated fair values of the Company’s financial instruments at March 28, 2010 and December 27, 2009:

	March 28, 2010		December 27, 2009
(In thousands )	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Assets
Investments
Trading	$178	$178	$303	$303

Liabilities
Interest rate swaps	13,294	13,294	14,353	14,353
Long-term debt:
Bank term loan	399,516	399,516	285,844	277,614
11.75% senior notes	293,187	293,947	—	—
Revolving credit facility	—	—	426,037	413,771

Trading securities held by the Supplemental 401(k) plan are carried at fair value and are determined by reference to quoted market prices. The fair value of the long-term debt as of December 27, 2009, was estimated using discounted cash flow analyses and an estimate of the Company’s bank borrowing rate for similar types of borrowings. For the first quarter of 2010, the carrying amount for the bank term loan approximates fair value as the Company just entered into its new financing structure on February 12, 2010. As of March 28, 2010, the fair value of the 11.75% Senior Notes was valued at the most recent trade prior to the end of the quarter. Under the fair value hierarchy, the Company’s trading securities fall under Level 1 (quoted prices in active markets), and its long term debt falls under Level 2 (other observable inputs).

In the third quarter of 2006, the Company entered into several interest rate swaps as part of an overall strategy to manage interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR. These interest rate swaps are cash flow hedges with original notional amounts totaling $300 million; swaps with notional amounts of $100 million matured in August of 2009 and swaps with nominal amounts of $200 million will mature in 2011. Changes in cash flows of the interest rate swaps offset changes in the interest payments on the Company’s Facilities. These swaps effectively convert a portion of the Company’s variable rate bank debt to fixed rate debt with a weighted average interest rate approximating 10.1% at March 28, 2010.

The interest rate swaps are carried at fair value based on the present value of the estimated cash flows the Company would have received or paid to terminate the swaps; the Company applied a discount rate that is predicated on quoted LIBOR prices and current market spreads for unsecured borrowings. In the first quarter of 2010 and 2009, $2.8 million and $2.8 million, respectively, were reclassified from OCI into interest expense on the Statement of Operations as the effective portion of the interest rate swap. The pre-tax change deferred in other comprehensive income (“OCI”) for the first quarter of 2010 and 2009 was $1.1 million and $1.6 million, respectively. All amounts paid for these swaps are recorded in the Statement of Operations during the accounting period in the “Interest expense” line. Based on the estimated current and future fair values of the swaps as of March 28, 2010, the Company estimates that $9.2 million will be reclassified from OCI to interest expense in the next twelve months. Under the fair value hierarchy, the Company’s interest rate swaps fall under Level 2 (other observable inputs). The following table includes information about the Company’s derivative instruments as of March 28, 2010:

(In thousands)
Derivatives designated as hedging instruments	Balance sheet location	Fair Value as of March 28, 2010
Interest rate swaps	Accrued expenses and other liabilities	$9,224
Interest rate swaps	Other liabilities and deferred credits	4,070

As of December 27, 2009, the fair value of the interest rate swaps was $14.4 million.

6. The Company is a diversified communications company located primarily in the southeastern United States. The Company is comprised of five geographic segments (Virginia/Tennessee, Florida, Mid-South, North Carolina and Ohio/Rhode Island) along with a sixth segment that includes interactive advertising services and certain other operations.

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

The following table sets forth the Company’s current and prior-year financial performance by segment:

		Depreciation and	Operating Profit
(In thousands)	Revenues	Amortization	(Loss)
Three Months ended March 28, 2010
Virginia/Tennessee	$45,851	$(3,289)	$7,609
Florida	38,073	(1,762)	1,245
Mid-South	36,585	(3,010)	4,676
North Carolina	18,809	(1,557)	1,111
Ohio/Rhode Island	13,615	(835)	3,281
Advertising Services & Other	6,336	(231)	1,441
Eliminations	(405)	—	(2)

			19,361

Unallocated amounts:
Acquisition intangibles amortization	—	(1,571)	(1,571)
Corporate expense	—	(1,446)	(7,956)

	$158,864	$(13,701)

Corporate interest expense			(19,814)
Other			(759)

Consolidated loss from continuing operations before income taxes			$(10,739)

Three Months ended March 29, 2009
Virginia/Tennessee	$46,840	$(3,658)	$2,036
Florida	42,240	(2,096)	(3,030)
Mid-South	33,798	(3,391)	1,066
North Carolina	18,981	(1,696)	(1,559)
Ohio/Rhode Island	11,086	(845)	160
Advertising Services & Other	6,562	(225)	591
Eliminations	(374)	1	(44)

			(780)
Unallocated amounts:
Acquisition intangibles amortization	—	(1,799)	(1,799)
Corporate expense	—	(1,609)	(8,634)

	$159,133	$(15,318)

Interest expense			(9,972)
Other			(106)

Consolidated loss from continuing operations before income taxes			$(21,291)

7. The Consolidated Condensed Statements of Operations include amortization expense from amortizing intangible assets of $1.6 million for the first quarter of 2010 and $1.8 million for the first quarter of 2009. Currently, intangibles amortization expense is projected to be approximately $6 million in total for 2010 and 2011, decreasing to $3 million in 2012, and to $2 million in 2013 and 2014.

In the past ten years, the Company has recorded pretax cumulative impairment losses related to goodwill approximating $685 million. The following table shows the gross carrying amount and accumulated amortization for intangible assets as of March 28, 2010 and December 27, 2009:

	December 27, 2009		Change	March 28, 2010
	Gross Carrying	Accumulated	Amortization	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Expense	Amount	Amortization
Amortizing intangible assets (including network affiliation, advertiser, programming and subscriber relationships):
Virginia/Tennessee	$55,326	$42,377	$178	$55,326	$42,555
Florida	1,055	1,055	—	1,055	1,055
Mid-South	84,048	61,770	1,072	84,048	62,842
North Carolina	11,931	10,095	74	11,931	10,169
Ohio/Rhode Island	9,157	4,864	89	9,157	4,953
Advert. Serv. & Other	6,614	3,249	158	6,614	3,407

Total	$168,131	$123,410	$1,571	$168,131	$124,981

Indefinite-lived intangible assets:
Goodwill:
Virginia/Tennessee	$96,725			$96,725
Florida	43,123			43,123
Mid-South	118,153			118,153
North Carolina	20,896			20,896
Ohio/Rhode Island	61,408			61,408
Advert. Serv. & Other	14,712			14,712

Total goodwill	355,017			355,017
FCC licenses
Virginia/Tennessee	20,000			20,000
Mid-South	93,694			93,694
North Carolina	24,000			24,000
Ohio/Rhode Island	36,004			36,004

Total FCC licenses	173,698			173,698
Other	2,172			2,172

Total	$530,887			$530,887

8. The following table sets forth the computation of basic and diluted earnings per share from continuing operations. There were approximately 57,000 shares that were not included in the computation of diluted EPS for the quarter ended March 28, 2010, because to do so would have been anti-dilutive for the period presented.

	Quarter Ended March 28, 2010			Quarter Ended March 29, 2009
	Loss	Shares	Per Share	Loss	Shares	Per Share
(In thousands, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic and Diluted EPS:
Loss from continuing operations attributable to common stockholders	$(16,746)	22,290	$(0.75)	$(21,291)	22,181	$(0.96)

9. The following table provides the components of net periodic employee benefits expense for the Company’s benefit plans for the first quarter of 2010 and 2009:

	Pension Benefits		Other Benefits
	March 28,	March 29,	March 28,	March 29,
(In thousands )	2010	2009	2010	2009
Service cost	$—	$190	$50	$75
Interest cost	5,825	6,502	600	650
Expected return on plan assets	(5,950)	(6,240)	—	—
Amortization of prior-service (credit)/cost	—	(13)	450	450
Amortization of net loss/(gain)	700	1,777	(200)	(225)

Net periodic benefit cost	$575	$2,216	$900	$950

The reduction in amortization of net loss above was a result of better-than-anticipated investment performance during 2009 along with a lower discount rate, both of which reduced the actuarial loss to be amortized in 2010.

10. The Company’s comprehensive loss consisted of the following:

	Quarter Ended
	March 28,	March 29,
(In thousands)	2010	2009
Net loss	$(16,746)	$(21,253)
Unrealized gain on derivative contracts
(net of deferred taxes)	647	1,624

Comprehensive loss	$(16,099)	$(19,629)

11. The Company accrues severance expense when payment of benefits is both probable and the amount is reasonably estimable. The Company records severance expense in the “Employee compensation” line item on the Consolidated Condensed Statements of Operations related to involuntary employee terminations. Workforce reductions have been utilized in response to the deep economic recession and the Company’s continuing efforts to align its costs with available revenues. The Company recorded severance expense of $0.3 million in the first quarter of 2010, as compared to $4.5 million in the first three months of 2009. As of March 28, 2010, accrued severance was less than $100,000; as of March 29, 2009, accrued severance was $5.6 million included in “Accrued expenses and other liabilities” on the Consolidated Condensed Balance Sheet.

12. The following table shows the Company’s Statement of Stockholders’ Equity as of March 28, 2010:

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Class A	Class B	Capital	Income (Loss)	Earnings	Total
Balance at December 27, 2009	$111,210	$2,759	$24,253	$(117,703)	$171,732	$192,251
Net loss	—	—	—	—	(16,746)	(16,746)
Unrealized gain on derivative contracts (net of deferred taxes of $413)	—	—	—	647	—	647

Comprehensive loss						(16,099)
Exercise of stock options	173	—	(98)	—	—	75
Performance accelerated restricted stock	935	—	(935)	—	—	—
Stock-based compensation	—	—	839	—	—	839
Other	17	(16)	5	—	—	6

Balance at March 28, 2010	$112,335	$2,743	$24,064	$(117,056)	$154,986	$177,072

13. From time to time, the Company’s subsidiaries may guarantee the debt securities of the parent company. The following financial information presents condensed consolidating balance sheets, statements of operations, and statements of cash flows for the parent company, the Guarantor Subsidiaries, and the non-Guarantor Subsidiaries, which are comprised of the Company’s Supplemental 401(k) Plan, together with certain eliminations.

Media General, Inc.

Condensed Consolidating Balance Sheet

As of March 28, 2010

(In thousands, unaudited)

	Media General	Guarantor	Non-Guarantor		Media General
	Corporate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash & cash equivalents	$19,974	$1,390	$—	$—	$21,364
Accounts receivable, net	—	88,797	—	—	88,797
Inventories	2	6,396	—	—	6,398
Other current assets	4,170	78,243	—	(23,643)	58,770

Total current assets	24,146	174,826	—	(23,643)	175,329

Investment in and advances to subsidiaries	326,220	1,967,980	—	(2,294,200)	—
Intercompany note receivable	719,238	—	—	(719,238)	—
Other assets	29,313	17,177	178	—	46,668
Property, plant & equipment, net	28,200	382,476	—	—	410,676
FCC licenses and other intangibles	—	219,020	—	—	219,020
Excess cost over fair value	—	355,017	—	—	355,017

TOTAL ASSETS	$1,127,117	$3,116,496	$178	$(3,037,081)	$1,206,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,625	$16,120	$—	$(6)	$25,739
Accrued expenses and other liabilities	37,990	68,681	—	(23,643)	83,028

Total current liabilities	47,615	84,801	—	(23,649)	108,767

Long-term debt	692,703	25	—	—	692,728
Intercompany loan	—	719,238	—	(719,238)	—
Retirement, post-retirement and post-employment plans	173,791	—	—	—	173,791
Deferred income taxes	—	14,405	—	—	14,405
Other deferred credits	34,192	4,694	1,061	—	39,947

Stockholders’ equity
Common stock	115,078	4,872	—	(4,872)	115,078
Additional paid-in capital	25,808	2,435,791	(1,914)	(2,435,621)	24,064
Accumulated other comprehensive loss	(117,056)	—	—	—	(117,056)
Retained earnings	154,986	(147,330)	1,031	146,299	154,986

Total stockholders’ equity	178,816	2,293,333	(883)	(2,294,194)	177,072

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,127,117	$3,116,496	$178	$(3,037,081)	$1,206,710

Media General, Inc.

Condensed Consolidating Balance Sheet

As of December 27, 2009

(In thousands, unaudited)

	Media General	Guarantor	Non-Guarantor		Media General
	Corporate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash & cash equivalents	$31,691	$1,541	$—	$—	$33,232
Accounts receivable, net	—	104,405	—	—	104,405
Inventories	2	6,630	—	—	6,632
Other current assets	3,141	83,375	—	(25,730)	60,786

Total current assets	34,834	195,951	—	(25,730)	205,055

Investment in and advances to subsidiaries	336,575	1,965,508	—	(2,302,083)	—
Intercompany note receivable	742,219	—	—	(742,219)	—
Other assets	16,928	16,946	303	—	34,177
Property, plant & equipment, net	28,702	392,506	—	—	421,208
FCC licenses and other intangibles	—	220,591	—	—	220,591
Excess cost over fair value	—	355,017	—	—	355,017

TOTAL ASSETS	$1,159,258	$3,146,519	$303	$(3,070,032)	$1,236,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,074	$17,330	$—	$(6)	$26,398
Accrued expenses and other liabilities	24,537	73,367	—	(25,730)	72,174

Total current liabilities	33,611	90,697	—	(25,736)	98,572

Long-term debt	711,881	28	—	—	711,909
Intercompany loan	—	742,219	—	(742,219)	—
Retirement, post-retirement and post-employment plans	173,017	—	—	—	173,017
Deferred income taxes	—	7,233	—	—	7,233
Other deferred credits	46,740	5,162	1,164	—	53,066

Stockholders’ equity
Common stock	113,969	4,872	—	(4,872)	113,969
Additional paid-in capital	26,011	2,435,790	(1,919)	(2,435,629)	24,253
Accumulated other comprehensive loss	(117,703)	—	—	—	(117,703)
Retained earnings	171,732	(139,482)	1,058	138,424	171,732

Total stockholders’ equity	194,009	2,301,180	(861)	(2,302,077)	192,251

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,159,258	$3,146,519	$303	$(3,070,032)	$1,236,048

Media General, Inc.

Condensed Consolidating Statements of Operations

Three Months Ended March 28, 2010

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Revenues	$8,414	$183,128	$—	$(32,678)	$158,864

Operating costs:
Employee compensation	8,584	66,981	27	—	75,592
Production	—	35,841	—	(308)	35,533
Selling, general and administrative	(135)	57,832	—	(32,368)	25,329
Depreciation and amortization	613	13,089	—	(1)	13,701

Total operating costs	9,062	173,743	27	(32,677)	150,155

Operating income (loss)	(648)	9,385	(27)	(1)	8,709

Other income (expense):
Interest expense	(19,814)	(9)	—	—	(19,823)
Intercompany interest income (expense)	11,104	(11,104)	—	—	—
Investment income (loss) - consolidated affiliates	(7,876)	—	—	7,876	—
Other, net	375	—	—	—	375

Total other income (expense)	(16,211)	(11,113)	—	7,876	(19,448)

Loss from continuing operations before income taxes	(16,859)	(1,728)	(27)	7,875	(10,739)

Income tax expense (benefit)	(113)	6,120	—	—	6,007

Net loss	(16,746)	(7,848)	(27)	7,875	(16,746)

Other comprehensive income (net of tax)	647	—	—	—	647

Comprehensive loss	$(16,099)	$(7,848)	$(27)	$7,875	$(16,099)

Media General, Inc.

Condensed Consolidating Statements of Operations

Three Months Ended March 29, 2009

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Revenues	$6,166	$182,477	$—	$(29,510)	$159,133

Operating costs:
Employee compensation	7,341	79,168	55	—	86,564
Production	—	44,434	—	(832)	43,602
Selling, general and administrative	978	52,908	—	(28,675)	25,211
Depreciation and amortization	661	14,658	—	(1)	15,318

Total operating costs	8,980	191,168	55	(29,508)	170,695

Operating loss	(2,814)	(8,691)	(55)	(2)	(11,562)

Other income (expense):
Interest expense	(9,972)	—	—	—	(9,972)
Intercompany interest income (expense)	10,851	(10,851)	—	—	—
Investment income (loss) - consolidated affiliates	(20,247)	—	—	20,247	—
Other, net	292	(49)	—	—	243

Total other income (expense)	(19,076)	(10,900)	—	20,247	(9,729)

Loss from continuing operations before income taxes	(21,890)	(19,591)	(55)	20,245	(21,291)

Income tax expense (benefit)	(637)	637	—	—	—

Loss from continuing operations	(21,253)	(20,228)	(55)	20,245	(21,291)
Income from discontinued operations (net of taxes)	—	38	—	—	38

Net loss	(21,253)	(20,190)	(55)	20,245	(21,253)

Other comprehensive income (net of tax)	1,624	—	—	—	1,624

Comprehensive loss	$(19,629)	$(20,190)	$(55)	$20,245	$(19,629)

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 28, 2010

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Cash flows from operating activities:
Net cash (used) provided by operating activities	$(3,241)	$24,099	$(4)	$—	$20,854

Cash flows from investing activities:
Capital expenditures	(401)	(1,727)	—	—	(2,128)
Net change in intercompany note receivable	22,981	—	—	(22,981)	—
Other, net	25	461	—	—	486

Net cash provided (used) by investing activities	22,605	(1,266)	—	(22,981)	(1,642)

Cash flows from financing activities:
Increase in debt	134,156	—	—	—	134,156
Payment of debt	(446,521)	(3)	—	—	(446,524)
Proceeds from notes	293,070	—	—	—	293,070
Debt issuance costs	(11,863)	—	—	—	(11,863)
Net change in intercompany loan	—	(22,981)	—	22,981	—
Other, net	77	—	4	—	81

Net cash (used) provided by financing activities	(31,081)	(22,984)	4	22,981	(31,080)

Net decrease in cash and cash equivalents	(11,717)	(151)	—	—	(11,868)
Cash and cash equivalents at beginning of year	31,691	1,541	—	—	33,232

Cash and cash equivalents at end of period	$19,974	$1,390	$—	$—	$21,364

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 29, 2009

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Cash flows from operating activities:
Net cash provided (used) by operating activities	$26,642	$(26,214)	$21	$—	$449

Cash flows from investing activities:
Capital expenditures	(289)	(3,844)	—	—	(4,133)
Net change in intercompany note receivable	(25,000)	—	—	25,000	—
Collection of receivable note	—	5,000	—	—	5,000
Other, net	—	21	—	—	21

Net cash (used) provided by investing activities	(25,289)	1,177	—	25,000	888

Cash flows from financing activities:
Increase in debt	79,500	—	—	—	79,500
Payment of debt	(79,451)	(6)	—	—	(79,457)
Net change in intercompany loan	—	25,000	—	(25,000)	—
Other, net	4	1	(21)	—	(16)

Net cash (used) provided by financing activities	53	24,995	(21)	(25,000)	27

Net increase (decrease) in cash and cash equivalents	1,406	(42)	—	—	1,364
Cash and cash equivalents at beginning of year	5,593	1,549	—	—	7,142

Cash and cash equivalents at end of period	$6,999	$1,507	$—	$—	$8,506

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company is a diversified communications company located primarily in the southeastern United States and is committed to providing excellent local content in growth markets over multiple platforms, to continually developing new products and services that will stimulate audience and revenue growth, and to nurturing traditional audience viewership while embracing the expanding opportunities arising in the digital media arena. The Company is comprised of five geographic segments (Virginia/Tennessee, Florida, Mid-South (which includes South Carolina, Georgia, Alabama, and Mississippi), North Carolina, and Ohio/Rhode Island) along with a sixth segment that includes interactive advertising services and certain other operations. The Company’s mission of being the leading provider of high-quality news, information and entertainment in the Southeast by continually building its position of strength in strategically located markets is strengthened by its evolution to geographic-based markets. By combining its resources in a designated geographic market under one leader, a leaner more cohesive structure thrives and more closely connects the Company to its customers and non-customers, accelerates the Company’s digital strategy, and facilitates streamlined decision-making.

The Company’s fiscal year ends on the last Sunday in December.

RESULTS OF OPERATIONS

The Company recorded a net loss of $17 million ($0.75 per share) in the first quarter of 2010, as compared to a net loss of $21 million ($0.96) in the equivalent prior-year quarter. The driving force behind the quarter-over-quarter improvement was a 12% reduction in operating expenses which created a turnaround in operating results from an $11.6 million operating loss in the first quarter of 2009 to operating income of $8.7 million in 2010. Considerable expense savings were achieved in the areas of compensation and newsprint costs as revenues remained essentially even with the prior-year level. However, increased interest and income tax expense partially offset the operating improvement. As a direct result of a new financing structure put into place in February 2010, interest expense nearly doubled (including $5.5 million of non-recurring expense); see the Liquidity section of this Form 10-Q for further discussion. Income taxes of $6 million in 2010, as compared to none in 2009, were the result of a non-cash “naked credit” issue that is described in the Income Taxes section of this Form 10-Q. The Company’s loss from continuing operations before income taxes was only half of 2009’s first quarter loss due to substantially improved operating profits as all segments contributed to the encouraging performance. In 2009, the Company completed the sale of its final held-for-sale station, WCJW in Jacksonville, Florida, and a small business magazine located in the Virginia/Tennessee Market. These results were reported as discontinued operations and had limited impact on the Company’s results in the first quarter of 2009.

SEGMENT RESULTS

Revenues

Revenues are grouped primarily into five major categories: Local, National, Political, Classified, and Subscription/Content/Circulation (which includes newspaper circulation, broadcast retransmission revenues, and interactive subscription and content revenues). The following chart summarizes the total consolidated period-over-period changes in these select revenue categories:

Change in Market Revenue by Major Category

2010 versus 2009

	Q1 Change
(In thousands)	Amount	Percent
Local	$490	0.6
National	1,219	4.3
Political	813	NM
Classified	(2,887)	(12.0)
Subs/Content/Circulation	1,286	6.2

“NM” is not meaningful

Despite solid Winter Olympics advertising, market revenues were essentially unchanged in the first quarter of 2010 compared with the prior year’s first quarter. Classified advertising declined in all markets as the print industry continues to feel the effects of intense outside competition. All other advertising categories showed year-over-year improvement, particularly National which was aided by the Olympics. Subscription/Content/Circulation revenues continued to progress meaningfully in 2010 as a rise in cable and satellite retransmission revenues contributed more than three-quarters of the growth in that category, and an increase in newspaper circulation revenues (the result of higher rates) was responsible for the remainder.

Revenues in the Virginia/Tennessee Market fell 2.1% in the first quarter of 2010 as compared to 2009. Advertising dollars were down almost equally across all categories with the exception of Political which benefited from health care reform spending. Partially offsetting weak advertising revenues were strong Subscription/Content/Circulation revenues which showed steady growth due to rate increases across all newspapers as well as to a small rise in broadcast retransmission revenues.

Revenues in the Florida Market decreased 9.9%, in the first quarter of the year compared to the first three months of 2009. Florida’s economy, which is still under significant pressure from unemployment and a very soft housing market, continued to curb advertising demand. Classified advertising fell farthest, with Local and National advertising contributing the remainder of the shortfall. Classified advertising (down 26%) suffered across all categories, while Local and National advertising felt the most significant drop in the telecommunications category.

Revenues in the Mid-South Market increased 8.2% due to improvement in all advertising categories with the exception of Classified. Local advertising (up 7.3%) benefited from Super Bowl advertising, due to special programming produced locally given the close proximity of several of the Market’s CBS-affiliated television stations to New Orleans, and from Winter Olympics advertising at NBC-affiliated properties. Political and National made solid contributions to the year-over-year growth, which was partially offset by a small decline in Classified advertising due to lower automotive and real estate spending.

Revenues in the North Carolina Market declined less than 1% in the first quarter of 2010 from the first three months of 2009. Increases in National and Political advertising were just short of offsetting decreases in Local and Classified advertising. Olympic advertising and issue spending fueled the increases in National and Political; several winter storms resulted in cancelled advertising which contributed to the decreases in Local and Classified.

Revenues in the Ohio/Rhode Island Market increased 23% in the first quarter of 2010 compared to the first quarter of 2009. This is the Company’s only geographic market which does not include any newspapers and is therefore less influenced by Classified advertising; rather it is more affected by the ebb and flow of Political and Olympic revenues in corresponding odd and even-numbered years. Both of this Market’s television stations are NBC affiliates and, consequently, reaped the full benefit of 2010 Winter Olympics advertising; National and Local advertising revenues were up 40% and 17%, respectively, from last year’s first quarter. Political advertising also contributed to the revenue improvement as the intense campaign to fill the open Massachusetts Senate seat generated additional advertising at the Providence station.

Operating Expenses

Over the past few years, the Company has reacted to the challenging advertising environment by reducing costs across all markets while achieving greater efficiencies and implementing aggressive actions to better align expenses with current economic opportunities. In the first quarter of 2010, cost-containment efforts resulted in a 12% reduction in operating expense as compared to the first quarter of 2009. Workforce reductions across the entire Company were instrumental in aligning expenses with the prevailing economic environment, resulting in an approximate 11% decrease in full-time equivalent employees as of the end of the first quarter of 2010 compared to the end of the first quarter of 2009. The Company’s results included pretax severance costs of $0.3 million and $4.5 million in the first quarters of 2010 and 2009, respectively. However, the first quarter of 2009 also included lower salary costs as a result of four mandatory furlough days for employees. Company-wide employee compensation expense decreased 13% in 2010 from the prior year due primarily to lower employee counts and the absence of certain employee benefits such as the Company’s 401(k) match. Newsprint expense fell 53% in 2010 from the prior year due to a 30% reduction in consumption because of lower advertising linage, decreased circulation volumes, web-width reductions and concerted conservation efforts, as well as a 33% decrease in average cost per ton. Additional savings were derived through resolute efforts to control discretionary spending and lower depreciation costs (due primarily to lower capital expenditures).

Operating expenses in the Virginia/Tennessee Market decreased 15% in the first quarter of 2010 from the first quarter of 2009. Approximately two-thirds of this decrease was attributable to lower compensation expense; a 51% reduction in newsprint costs was responsible for a substantial portion of the remaining decrease.

Operating expenses in the Florida Market were down 19% the first quarter of 2010 from the first quarter of 2009. Compensation expense reductions were responsible for 35% of the decline in operating expenses, with the remainder primarily due to reduced newsprint costs and departmental savings.

Operating expenses in the Mid-South Market fell 2.5% in the first quarter of 2010 from the same period in 2009. As in most other Markets, savings were achieved in the areas of compensation, newsprint, and depreciation, albeit on a proportionately smaller scale.

Operating expenses in the North Carolina Market declined 14% in the first quarter as compared to 2009’s first quarter. Over half of the savings in the quarter were realized from lower compensation cost. Following trend, lower newsprint and departmental spending contributed the majority of the remaining savings.

Operating expenses in the Ohio/Rhode Island Market were down 5.4% in the quarter relative to the first three months of 2009 due primarily to an 18% reduction in compensation cost. The remaining savings were achieved primarily through concerted efforts to manage departmental spending.

ADVERTISING SERVICES & OTHER

Advertising Services & Other (ASO) primarily includes:

•	Blockdot - a leading advergaming business;

•	Dealtaker.com - an online social shopping portal;

•	NetInformer - a leading provider of mobile advertising and marketing services;

•	Production Services – comprised primarily of a provider of broadcast equipment and studio design services.

Revenues in ASO decreased 3.4% in the first quarter of 2010 from the first quarter of 2009. The revenue decrease in the first quarter was comprised of a 21% reduction in revenue in the Production Services operations due to lower equipment sales combined with the absence of certain print products which are now either being managed in their respective geographic market or have been discontinued. Dealtaker.com grew its revenues by 26%, reflecting increased traffic and visitors buying from merchant sites.

Operating expenses were reduced 18% in the first quarter of 2010 primarily due to lower compensation costs. Additionally, lower cost of goods sold was in line with the previously mentioned reduced volume of work at Production Services. Reduced expenses at Blockdot led to improved quarter-over-quarter operating results for the advergaming business.

Operating Profit (Loss)

The following chart shows the change in operating profit by market; the period-over-period movement in market operating profit was driven by the underlying fluctuations in revenue and expense as detailed in the previous discussion.

Change in Market Operating Profits

2010 versus 2009

	Q1 Change
(In thousands)	Amount	Percent
Virginia/Tennessee	$5,573	273.7
Florida	4,275	—
Mid-South	3,610	NM
North Carolina	2,670	—
Ohio/Rhode Island	3,121	NM
Adv. Services & Other	850	143.8
Eliminations	42	(95.5)

Total	$20,141	—

Higher revenues from strong Olympic advertising in the Mid-South and Ohio/Rhode Island Markets combined with the Company’s lower costs across all segments to produce an operating profit of $19 million in the first quarter of 2010, an increase of $20 million from an operating loss of $0.8 million in the first quarter of 2009. All segments made meaningful contributions to the improved quarter-over-quarter operating results, with the Florida and North Carolina Markets converting 2009 first quarter operating losses into operating profits in 2010.

INTEREST EXPENSE

Interest expense increased $9.9 million in the first quarter of 2010 from the prior-year equivalent quarter as a direct result of the Company’s new financing structure that was completed in February 2010. Over half of the quarter-over-quarter increase in interest expense was attributable to debt issuance costs totaling $5.5 million that were immediately expensed upon entering into the financing structure. A $55 million decline in average debt levels in the first quarter of 2010 as compared to 2009, only partially mitigated a 280 basis point increase in the average rate from 5.2% in 2009 to approximately 8% in the current quarter (excluding the impact of debt issuance costs immediately expensed). See the Liquidity section of this Form 10-Q for a more detailed discussion of the new financing structure.

In the third quarter of 2006, the Company entered into three interest rate swaps (where it pays a fixed rate and receives a floating rate) to manage interest cost and cash flows associated with variable interest rates, primarily short-term changes in LIBOR, not to trade such instruments for profit or loss. The interest rate swaps are carried at fair value based on a discounted cash flow analysis (predicated on quoted LIBOR prices) of the estimated amounts the Company would have received or paid to terminate the swaps. These interest rate swaps were cash flow hedges with notional amounts originally totaling $300 million; swaps with notional amounts of $100 million matured in 2009, and $200 million will mature in 2011. Changes in cash flows of the interest rate swaps offset changes in the interest payments on the Company’s bank debt. These swaps effectively convert the Company’s variable rate bank debt to fixed rate debt with a weighted average interest rate approximating 10.1% at March 28, 2010.

INCOME TAXES

The Company recorded income tax expense of $6 million in the first quarter of 2010 compared to none in the prior year. The Company’s tax provision for both periods had an unusual relationship to the pre-tax loss from continuing operations due primarily to the existence of a full deferred tax asset valuation allowance at the beginning of both periods. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance, as it did in the first quarter of 2009. The tax expense recorded in the first quarter of 2010 reflects the accrual of an additional $7.5 million valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that is not available to offset existing deferred tax assets, partially offset by an increase (from the amount estimated at the end of 2009) in the Company’s expected net operating loss (NOL) carryback benefit. The Company expects the naked credit to result in approximately $30 million of income tax expense for the full-year 2010 (as previously discussed in the Company’s Form 10-K for the year ended December 27, 2009).

LIQUIDITY

Net cash generated from operating activities in the first quarter of 2010 was $21 million compared to $0.4 million in the year-ago period. During the quarter, the Company paid debt issuance costs of $12 million, made capital expenditures of $2.1 million and reduced debt by $19 million.

Over the past several years the overall economy has been faced with a recession and a credit crisis, both of which have had a direct impact on the Company. In February 2010, the Company established a new financing structure that is expected to serve its needs for the next several years. The Company simultaneously amended and extended its bank debt and issued Senior Notes in a private placement. The proceeds from the Senior Notes, which mature in 2017, were used to pay down existing bank credit facilities. At the same time, the maturity of the bank facility was extended to March 2013; the revised operating covenants under the agreements provide additional financial flexibility for the Company. The steps that the Company has taken to lower its debt levels in recent years and the implementation of the new financing structure should allow the Company the flexibility necessary to operate within the debt covenants at a cost the Company believes to be manageable. The Company fully expects to be in compliance with the debt covenants in both the near and long term due to the lower debt levels and decreased operating expenses.

As of March 28, 2010, the Company has in place with its syndicate of banks a $400 million term loan, fully drawn, and a $70 million revolving credit line with nothing outstanding. Additionally, the Company has 11.75% Senior Notes with a par value of $300 million that were sold at a discount. The amended bank credit facilities mature in March 2013 and bear an interest rate of LIBOR plus a margin (5.0% at the close of the first quarter) based on the Company’s leverage ratio, as defined in the agreement. Total debt outstanding was $693 million on March 28, 2010. The new agreements have two main financial covenants: a leverage ratio and a fixed charge coverage ratio which involve debt levels, interest expense as well as other fixed charges, and rolling four-quarter calculations of EBITDA – all as defined in the agreements. These ratios have been amended and they position the Company to emerge solidly from the current economic downturn. The Company has pledged its cash and assets as well as the stock of its subsidiaries as collateral; the Company’s subsidiaries also guaranteed the debt securities of the parent company. Additionally, there are restrictions on the Company’s ability to pay dividends (none are allowed in 2010 or 2011), make capital expenditures above certain levels, repurchase its stock, and engage in certain other transactions such as making investments or entering into capital leases above certain preset levels.

OUTLOOK

The Company believes that as 2010 progresses, gradual improvement in the economy will continue. Advertising spending patterns show signs of firming, and the Company will garner additional advertising revenues from Political spending in this even-numbered year. In the second quarter of 2010, higher revenues are expected to lead to increased market operating profits, particularly in the Mid-South Market; however, increased interest expense will essentially offset the operating improvement. Furthermore, adverse changes to expected income tax expense and the absence of a gain related to discontinued operations recorded in the second quarter of 2009 will be significant. However, the Company’s lower cost structure and enhanced financial flexibility should position it to capitalize on an improving economy over the remainder the year and to build shareholder value over the long term.

* * * * * * * *

Certain statements in this quarterly report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to accounting estimates and assumptions, expectations regarding interest expense, the economic recovery, the impact of cost-containment measures, staff reductions, income taxes, the Internet, debt compliance, general advertising levels and political advertising levels. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “plans,” “may” and similar words, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

Some significant factors that could affect actual results include: the effect of the economic recovery on advertising demand, interest rates, the availability of newsprint, changes to pending accounting standards, health care cost trends, a natural disaster, the level of political advertising, the performance of acquisitions, and regulatory rulings and laws.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Annual Report on Form 10-K for the year ended December 27, 2009, details our disclosures about market risk. As of March 28, 2010, there have been no material changes in the Company’s market risk from December 27, 2009.

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

During the first three months of 2010, the Company completed the installation and integration of a traffic and billing system at five broadcast stations which tracks commercial time slot inventory, and should improve business processes and expand customer service opportunities. This new system was installed at the three largest broadcast stations in 2009 and it is expected to be rolled out to the Company’s remaining broadcast stations by the end of 2010.

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

MEDIA GENERAL, INC.

DATE: May 5, 2010	/s/ Marshall N. Morton
Marshall N. Morton
President and Chief Executive Officer

DATE: May 5, 2010	/s/ John A. Schauss
John A. Schauss
Vice President - Finance and Chief Financial Officer