Form 10-Q
period 2010-06-27
MEDIA GENERAL INC
filed 2010-08-11
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2010

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

Larger accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 1, 2010.

Class A Common shares:	22,523,263
Class B Common shares:	548,564

MEDIA GENERAL, INC.

FORM 10-Q REPORT

June 27, 2010

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(000’s except shares)

	June 27, 2010	December 27, 2009
ASSETS
Current assets:
Cash and cash equivalents	$27,069	$33,232
Accounts receivable - net	89,175	104,405
Inventories	6,898	6,632
Other	24,720	60,786

Total current assets	147,862	205,055

Other assets	60,792	34,177
Property, plant and equipment - net	405,154	421,208
FCC licenses and other intangibles - net	217,449	220,591
Excess of cost over fair value of net identifiable assets of acquired businesses	355,017	355,017

	$1,186,274	$1,236,048

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(000’s except shares and per share data)

	June 27, 2010	December 27, 2009
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,848	$26,398
Accrued expenses and other liabilities	86,153	72,174

Total current liabilities	111,001	98,572

Long-term debt	672,859	711,909
Retirement, post-retirement and post-employment plans	166,643	173,017
Deferred income taxes	20,489	7,233
Other liabilities and deferred credits	37,176	53,066
Stockholders’ equity:
Preferred stock ($5 cumulative convertible), par value $5 per share, authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 22,520,336 and 22,241,959 shares	112,602	111,210
Class B, authorized 600,000 shares; issued 548,564 and 551,881 shares	2,743	2,759
Additional paid-in capital	24,671	24,253
Accumulated other comprehensive loss	(112,613)	(117,703)
Retained earnings	150,703	171,732

Total stockholders’ equity	178,106	192,251

	$1,186,274	$1,236,048

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(000’s except for per share data)

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Revenues
Publishing	$82,905	$89,305	$164,203	$179,037
Broadcasting	72,509	64,124	139,594	123,977
Digital media and other	10,748	9,958	21,229	19,506

Total revenues	166,162	163,387	325,026	322,520

Operating costs:
Employee compensation	72,445	73,587	148,037	160,151
Production	36,831	39,527	72,364	83,129
Selling, general and administrative	26,904	21,559	52,233	46,770
Depreciation and amortization	13,697	15,057	27,398	30,375

Total operating costs	149,877	149,730	300,032	320,425

Operating income	16,285	13,657	24,994	2,095

Other income (expense):
Interest expense	(17,089)	(11,257)	(36,912)	(21,229)
Loss on sale of investments	—	(209)	—	(209)
Other, net	166	166	541	409

Total other expense	(16,923)	(11,300)	(36,371)	(21,029)

Income (loss) from continuing operations before income taxes	(638)	2,357	(11,377)	(18,934)
Income tax expense (benefit)	3,645	(10,955)	9,652	(10,955)

Income (loss) from continuing operations	(4,283)	13,312	(21,029)	(7,979)
Income from discontinued operations (net of taxes)	—	156	—	194
Gain related to divestiture of discontinued operations (net of taxes)	—	7,120	—	7,120

Net income (loss)	$(4,283)	$20,588	$(21,029)	$(665)

Net income (loss) per common share:
Income (loss) from continuing operations	$(0.19)	$0.57	$(0.94)	$(0.36)
Discontinued operations	—	0.33	—	0.33

Net income (loss) per common share	$(0.19)	$0.90	$(0.94)	$(0.03)

Net income (loss) per common share – assuming dilution:
Income (loss) from continuing operations	$(0.19)	$0.57	$(0.94)	$(0.36)
Discontinued operations	—	0.33	—	0.33

Net income (loss) per common share – assuming dilution	$(0.19)	$0.90	$(0.94)	$(0.03)

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(000’s)

	Six Months Ended
	June 27, 2010	June 28, 2009
Operating activities:
Net loss	$(21,029)	$(665)
Adjustments to reconcile net loss:
Depreciation and amortization	27,398	30,383
Deferred income taxes	15,013	—
Impairment of and loss on investments	—	209
Net gain related to divestiture of operations	—	(7,120)
Write-off of previously deferred debt issuance costs	1,772	—
Intraperiod tax allocation	(3,254)	(6,619)
Change in assets and liabilities:
Accounts receivable and inventories	14,965	21,354
Accounts payable, accrued expenses, and other liabilities	14,011	(23,621)
Retirement plan contribution	(1,611)	(5,000)
Income taxes refundable	26,171	(144)
Company owned life insurance (cash surrender value less policy loans including repayments)	(17,995)	(602)
Other, net	(2,019)	(4,912)

Net cash provided by operating activities	53,422	3,263

Investing activities:
Capital expenditures	(8,796)	(7,978)
Proceeds from sale of discontinued operations and investment	—	16,942
Collection of note receivable	—	5,000
Other, net	520	(219)

Net cash (used) provided by investing activities	(8,276)	13,745

Financing activities:
Proceeds from notes	293,070	—
Increase in bank debt	134,156	137,800
Payment of bank debt	(466,640)	(156,392)
Debt issuance costs	(12,078)	—
Other, net	183	192

Net cash used by financing activities	(51,309)	(18,400)

Net decrease in cash and cash equivalents	(6,163)	(1,392)
Cash and cash equivalents at beginning of period	33,232	7,142

Cash and cash equivalents at end of period	$27,069	$5,750

See accompanying notes.

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2009.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included.

2. Inventories are principally raw materials (primarily newsprint).

3. The Company’s tax provision for both the current and prior-year periods had an unusual relationship to the pretax income (loss) from continuing operations primarily due to the existence of a full deferred tax asset valuation allowance at the beginning of both periods. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. Tax expense was $3.7 million in the second quarter and $9.7 in the first six months of 2010. The tax expense recorded in the second quarter of 2010 reflects the accrual of an additional $7.5 million ($15 million for the first half of 2010) valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that is not available to offset existing deferred tax assets (termed a “naked credit”); these accruals were partially offset by a $1 million ($.7 million in the year to date) favorable adjustment to the Company’s reserve for uncertain tax positions as well as a $2.8 million ($3.2 million in the year to date) tax benefit related to the intraperiod allocation to items in Other Comprehensive Income (OCI). The year-to-date tax expense was further benefited by an increase in the Company’s 2009 net operating loss (NOL) carryback. The Company expects the remaining non-cash naked credit of approximately $15 million to ratably affect income tax expense in the second half of 2010; other tax adjustments and intraperiod tax allocations may also affect the second half of the year. A full discussion of the naked credit issue is discussed in Note 3 of Item 8 of the Company’s Form 10-K for the year ended December 27, 2009.

The Company reported income tax expense for the second quarter using the “discrete-period” approach (discrete) as opposed to the “projected annual effective tax rate” approach (ETR) which is the generally prescribed method for interim reporting periods. The Company employed the discrete method in lieu of the ETR method because relatively small movements in projected income for the year could result in extreme variability in the ETR. Therefore, the Company does not believe it can reliably estimate its ETR for the full year.

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

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. In the third quarter of 2009, the Company sold a small magazine and its related web site located in the Virginia/Tennessee Market and reported it as a discontinued operation for all prior periods. During the second quarter of 2009, the Company completed the sale of WCWJ in Jacksonville, Florida, and recorded an after-tax gain of $7.1 million related to this divestiture. Results of discontinued operations are presented below for the quarter and six months ended June 28, 2009:

	Quarter Ended	Six Months Ended
(In thousands)	June 28, 2009	June 28, 2009
Revenues	$1,224	$3,500
Costs and expense	1,124	3,362

Income before income taxes	100	138
Income taxes	(56)	(56)

Income from discontinued operations	$156	$194

5. In the first quarter of 2010, the Company established a new financing structure; the Company simultaneously amended and extended its bank debt and issued Senior Notes in a private placement. The Senior Notes mature in 2017 and have a face value of $300 million, an interest rate of 11.75%, and were issued at a price equal to 97.69% of face value. The proceeds from the Senior Notes were used to pay down existing bank credit facilities. The amended bank debt matures in March 2013 and bears an interest rate of LIBOR plus a margin based on the Company’s leverage ratio, as defined in the agreement. The new agreements have two main financial covenants: a leverage ratio and a fixed charge coverage ratio which involve debt levels, interest expense as well as other fixed charges, and a rolling four-quarter calculation of EBITDA – all as defined in the agreements. These agreements provide the Company with enhanced financial flexibility. The Company pledged its cash and assets as well as the stock of its subsidiaries as collateral; the Company’s subsidiaries also guaranteed the debt securities of the parent company. Additionally, there are restrictions on the Company’s ability to pay dividends (none are allowed in 2010 and 2011), make capital expenditures above certain levels, repurchase its stock, and engage in certain other transactions such as making investments or entering into capital leases above certain levels.

The following table includes information about the carrying values and estimated fair values of the Company’s financial instruments at June 27, 2010 and December 27, 2009:

	June 27, 2010		December 27, 2009
(In thousands)	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Assets
Investments
Trading	$170	$170	$303	$303
Liabilities
Interest rate swaps	10,898	10,898	14,353	14,353
Long-term debt:
Bank term loan	379,412	362,240	285,844	277,614
11.75% senior notes	293,434	306,417	—	—
Revolving credit facility	—	—	426,037	413,771

Trading securities held by the Supplemental 401(k) plan are carried at fair value and are determined by reference to quoted market prices. The fair value of the bank-term loan debt as of June 27, 2010 and December 27, 2009, was estimated using discounted cash flow analyses and an estimate of the Company’s bank borrowing rate for similar types of borrowings. As of June 27, 2010, the fair value of the 11.75% Senior Notes was valued at the most recent trade prior to the end of the quarter. Under the fair value hierarchy, the Company’s trading securities fall under Level 1 (quoted prices in active markets), and its long-term debt falls under Level 2 (other observable inputs).

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In the third quarter of 2006, the Company entered into several interest rate swaps as part of an overall strategy to manage interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR. These interest rate swaps are cash flow hedges with original notional amounts totaling $300 million; swaps with notional amounts of $100 million matured in August of 2009 and swaps with nominal amounts of $200 million will mature in 2011. Changes in cash flows of the interest rate swaps offset changes in the interest payments on the Company’s Facilities. These swaps effectively convert a portion of the Company’s variable rate bank debt to fixed rate debt with a weighted average interest rate approximating 9.6% at June 27, 2010.

The interest rate swaps are carried at fair value based on the present value of the estimated cash flows the Company would have received or paid to terminate the swaps; the Company applied a discount rate that is predicated on quoted LIBOR prices and current market spreads for unsecured borrowings. In the first six months of 2010 and 2009, $5.4 million and $6.2 million, respectively, was reclassified from OCI into interest expense on the Statement of Operations as the effective portion of the interest rate swap. The pretax change deferred in other comprehensive income (“OCI”) for the first six months of 2010 and 2009 was $3.5 million and $4.4 million, respectively. Based on the estimated current and future fair values of the swaps as of June 27, 2010, the Company estimates that $8.7 million will be reclassified from OCI to interest expense in the next twelve months. Under the fair value hierarchy, the Company’s interest rate swaps fall under Level 2 (other observable inputs).The following table includes information about the Company’s derivative instruments as of June 27, 2010:

(In thousands)
		Fair Value as of
Derivatives designated as hedging instruments	Balance sheet location	June 27, 2010
Interest rate swaps	Accrued expenses and other liabilities	$8,724
Interest rate swaps	Other liabilities and deferred credits	2,174

6. The Company is a diversified communications company located primarily in the southeastern United States. The Company is comprised of five geographic segments (Virginia/Tennessee, Florida, Mid-South, North Carolina and Ohio/Rhode Island) along with a sixth segment that includes interactive advertising services and certain other operations.

Revenues for the geographic markets include revenues from 18 network-affiliated television stations, three metropolitan newspapers, and 20 community newspapers, all of which have associated Web sites. Additionally, more than 200 specialty publications that include weekly newspapers and niche publications (and the associated Web sites) are included in revenues for the geographic markets. Revenues for the sixth segment, Advertising Services & Other, are generated by three interactive advertising services companies and certain other operations including a broadcast equipment and studio design company.

Management measures segment performance based on profit or loss from operations before interest, income taxes, and acquisition-related amortization. Amortization of acquired intangibles is not allocated to individual segments although the intangible assets themselves are included in identifiable assets for each segment. Intercompany sales are primarily accounted for as if the sales were at current market prices and are eliminated in the consolidated financial statements. Certain promotion in the Company’s newspapers and television stations on behalf of its online shopping portal are recognized based on incremental cost. The Company’s reportable segments are managed separately, largely based on geographic market considerations and a desire to provide services to customers regardless of the media platform or any difference in the method of delivery. In certain instances, operations have been aggregated based on similar economic characteristics.

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the Company’s current and prior-year financial performance by segment:

		Depreciation and	Operating Profit
(In thousands)	Revenues	Amortization	(Loss)
Three Months ended June 27, 2010
Virginia/Tennessee	$48,947	$(3,288)	$10,483
Florida	37,393	(1,762)	1,526
Mid-South	41,477	(3,010)	9,563
North Carolina	19,212	(1,557)	1,537
Ohio/Rhode Island	13,826	(835)	3,681
Advertising Services & Other	5,942	(234)	884
Eliminations	(635)	—	—

			27,674
Unallocated amounts:
Acquisition intangibles amortization	—	(1,571)	(1,571)
Corporate expense	—	(1,440)	(7,756)

	$166,162	$(13,697)

Corporate interest expense			(17,083)
Other			(1,902)

Consolidated loss from continuing operations before income taxes			$(638)

Three Months ended June 28, 2009
Virginia/Tennessee	$50,587	$(3,486)	$11,324
Florida	37,627	(2,094)	193
Mid-South	36,941	(3,397)	5,971
North Carolina	19,675	(1,696)	1,483
Ohio/Rhode Island	12,614	(847)	2,577
Advertising Services & Other	6,242	(224)	776
Eliminations	(299)	—	(5)

			22,319
Unallocated amounts:
Acquisition intangibles amortization	—	(1,787)	(1,787)
Corporate expense	—	(1,526)	(6,629)

	$163,387	$(15,057)

Interest expense			(11,257)
Loss on sale of investments			(209)
Other			(80)

Consolidated income from continuing operations before income taxes			$2,357

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands)	Revenues	Depreciation and Amortization	Operating Profit (Loss)
Six Months ended June 27, 2010
Virginia/Tennessee	$94,798	$(6,577)	$18,092
Florida	75,466	(3,525)	2,771
Mid-South	78,062	(6,020)	14,239
North Carolina	38,021	(3,114)	2,648
Ohio/Rhode Island	27,441	(1,669)	6,962
Advertising Services & Other	12,278	(465)	2,323
Eliminations	(1,040)	—	—

			47,035
Unallocated amounts:
Acquisition intangibles amortization	—	(3,142)	(3,142)
Corporate expense	—	(2,886)	(15,712)

	$325,026	$(27,398)

Corporate interest expense			(36,897)
Other			(2,661)

Consolidated loss from continuing operations before income taxes			$(11,377)

Six Months ended June 28, 2009
Virginia/Tennessee	$97,427	$(7,144)	$13,360
Florida	79,867	(4,190)	(2,837)
Mid-South	70,739	(6,788)	7,037
North Carolina	38,656	(3,392)	(76)
Ohio/Rhode Island	23,700	(1,692)	2,737
Advertising Services & Other	12,804	(449)	1,367
Eliminations	(673)	1	(49)

			21,539
Unallocated amounts:
Acquisition intangibles amortization	—	(3,586)	(3,586)
Corporate expense	—	(3,135)	(15,263)

	$322,520	$(30,375)

Interest expense			(21,229)
Loss on sale of investments			(209)
Other			(186)

Consolidated loss from continuing operations before income taxes			$(18,934)

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. The Consolidated Condensed Statements of Operations include amortization expense from amortizing intangible assets of $1.6 million and $1.8 million for the second quarters of 2010 and 2009, and $3.1 million and $3.6 million for the first six months of 2010 and 2009. Currently, intangibles amortization expense is projected to be approximately $6 million in total for both 2010 and 2011, decreasing to $3 million in 2012, and to $2 million in 2013 and 2014.

In the past ten years, the Company has recorded pretax cumulative impairment losses related to goodwill approximating $685 million. The following table shows the gross carrying amount and accumulated amortization for intangible assets as of June 27, 2010 and December 27, 2009:

	December 27, 2009		Change	June 27, 2010
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Amortization Expense	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets (including network affiliation, advertiser, programming and subscriber relationships):
Virginia/Tennessee	$55,326	$42,377	$355	$55,326	$42,732
Florida	1,055	1,055	—	1,055	1,055
Mid-South	84,048	61,770	2,144	84,048	63,914
North Carolina	11,931	10,095	147	11,931	10,242
Ohio/Rhode Island	9,157	4,864	179	9,157	5,043
Advert. Serv. & Other	6,614	3,249	317	6,614	3,566

Total	$168,131	$123,410	$3,142	$168,131	$126,552

Indefinite-lived intangible assets:
Goodwill:
Virginia/Tennessee	$96,725			$96,725
Florida	43,123			43,123
Mid-South	118,153			118,153
North Carolina	20,896			20,896
Ohio/Rhode Island	61,408			61,408
Advert. Serv. & Other	14,712			14,712

Total goodwill	355,017			355,017
FCC licenses
Virginia/Tennessee	20,000			20,000
Mid-South	93,694			93,694
North Carolina	24,000			24,000
Ohio/Rhode Island	36,004			36,004

Total FCC licenses	173,698			173,698
Other	2,172			2,172

Total	$530,887			$530,887

8. The following table sets forth the computation of basic and diluted earnings per share from continuing operations. There were approximately 181,000 shares and 119,000 shares that were not included in the computation of diluted EPS for the second quarter and first six months of 2010, respectively, because to do so would have been anti-dilutive for the periods presented.

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Quarter Ended June 27, 2010			Quarter Ended June 28, 2009
(In thousands, except per share amounts)	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS:
Income (loss) from continuing operations	$(4,283)			$13,312
Undistributed earnings attributable to participating securites	—			(646)

Income (loss) from continuing operations attributable to common stockholders	$(4,283)	22,343	$(0.19)	$12,666	22,253	$0.57

	Six Months Ended June 27, 2010			Six Months Ended June 28, 2009
(In thousands, except per share amounts)	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS:
Loss from continuing operations attributable to common stockholders	$(21,029)	22,316	$(0.94)	$(7,979)	22,217	$(0.36)

9. The following table provides the components of net periodic employee benefits expense for the Company’s benefit plans for the second quarter and first six months of 2010 and 2009:

	Quarter Ended
	Pension Benefits		Other Benefits
(In thousands)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Service cost	$19	$142	$51	$50
Interest cost	5,630	5,906	560	617
Expected return on plan assets	(5,960)	(5,814)	—	—
Amortization of prior-service (credit)/cost	—	(79)	410	424
Amortization of net loss/(gain)	635	270	(243)	(280)
Curtailment charge	—	50	—	—

Net periodic benefit cost	$324	$475	$778	$811

	Six Months Ended
	Pension Benefits		Other Benefits
(In thousands)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Service cost	$19	$332	$101	$125
Interest cost	11,455	12,408	1,160	1,267
Expected return on plan assets	(11,910)	(12,054)	—	—
Amortization of prior-service (credit)/cost	—	(92)	860	874
Amortization of net loss/(gain)	1,335	2,047	(443)	(505)
Curtailment charge	—	50	—	—

Net periodic benefit cost	$899	$2,691	$1,678	$1,761

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. The Company’s comprehensive income (loss) consisted of the following:

	Quarter Ended		Six Months Ended
(In thousands)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Net income (loss)	$(4,283)	$20,588	$(21,029)	$(665)
Unrealized gain on derivative contracts
(net of deferred taxes)	1,329	2,348	1,976	3,972
Change in pension and postretirement
(net of deferred taxes)	3,114	52,892	3,114	52,892

Comprehensive income (loss)	$160	$75,828	$(15,939)	$56,199

11. The Company accrues severance expense when payment of benefits is both probable and the amount is reasonably estimable. The Company records severance expense in the “Employee compensation” line item on the Consolidated Condensed Statements of Operations related to involuntary employee terminations. Workforce reductions have been utilized, mainly in prior periods, in response to the deep economic recession and the Company’s continuing efforts to align its costs with available revenues. The Company recorded severance expense of $.1 million and $.4 million in the second quarter and first six months of 2010, as compared to $1.5 million and $6 million in the second quarter and first six months of 2009. As of June 27, 2010, accrued severance was less than $100 thousand; as of June 28, 2009, accrued severance was $1 million and included in “Accrued expenses and other liabilities” on the Consolidated Condensed Balance Sheet.

12. The following table shows the Company’s Statement of Stockholders’ Equity as of June 27, 2010:

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Class A	Class B	Capital	Income (Loss)	Earnings	Total
Balance at December 27, 2009	$111,210	$2,759	$24,253	$(117,703)	$171,732	$192,251
Net loss	—	—	—	—	(21,029)	(21,029)
Unrealized gain on derivative contracts
(net of deferred taxes of $1,480)	—	—	—	1,976	—	1,976
Pension and postretirement
(net of deferred taxes of $1,774)	—	—	—	3,114	—	3,114

Comprehensive loss						(15,939)
Exercise of stock options	439	—	(249)	—	—	190
Performance accelerated restricted stock	935	—	(935)	—	—	—
Stock-based compensation	—	—	1,614	—	—	1,614
Other	18	(16)	(12)	—	—	(10)

Balance at June 27, 2010	$112,602	$2,743	$24,671	$(112,613)	$150,703	$178,106

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

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Media General, Inc.

Condensed Consolidating Balance Sheet

As of June 27, 2010

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current assets:
Cash & cash equivalents	$25,055	$2,014	$—	$—	$27,069
Accounts receivable, net	—	89,158	—	17	89,175
Inventories	3	6,895	—	—	6,898
Other current assets	3,825	45,966	—	(25,071)	24,720

Total current assets	28,883	144,033	—	(25,054)	147,862

Investment in and advances to subsidiaries	321,499	1,966,733	—	(2,288,232)	—
Intercompany note receivable	682,770	—	—	(682,770)	—
Other assets	43,694	16,928	170	—	60,792
Property, plant & equipment, net	27,959	377,195	—	—	405,154
FCC licenses and other intangibles	—	217,449	—	—	217,449
Excess cost over fair value	—	355,017	—	—	355,017

TOTAL ASSETS	$1,104,805	$3,077,355	$170	$(2,996,056)	$1,186,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,289	$16,548	$—	$11	$24,848
Accrued expenses and other liabilities	45,214	66,011	—	(25,072)	86,153

Total current liabilities	53,503	82,559	—	(25,061)	111,001

Long-term debt	672,846	13	—	—	672,859
Intercompany loan	—	682,770	—	(682,770)	—
Retirement, post-retirement and post-employment plans	166,643	—	—	—	166,643
Deferred income taxes	—	20,489	—	—	20,489
Other deferred credits	31,774	4,075	1,327	—	37,176
Stockholders’ equity
Common stock	115,345	4,872	—	(4,872)	115,345
Additional paid-in capital	26,604	2,434,816	(1,928)	(2,434,821)	24,671
Accumulated other comprehensive loss	(112,613)	—	—	—	(112,613)
Retained earnings	150,703	(152,239)	771	151,468	150,703

Total stockholders’ equity	180,039	2,287,449	(1,157)	(2,288,225)	178,106

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,104,805	$3,077,355	$170	$(2,996,056)	$1,186,274

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Media General, Inc.

Condensed Consolidating Statements of Operations

Three Months Ended June 27, 2010

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$10,475	$191,886	$—	$(36,199)	$166,162
Operating costs:
Employee compensation	8,653	63,533	260	(1)	72,445
Production	—	37,364	—	(533)	36,831
Selling, general and administrative	342	62,229	—	(35,667)	26,904
Depreciation and amortization	607	13,090	—	—	13,697

Total operating costs	9,602	176,216	260	(36,201)	149,877

Operating income (loss)	873	15,670	(260)	2	16,285
Other income (expense):
Interest expense	(17,083)	(6)	—	—	(17,089)
Intercompany interest income (expense)	13,028	(13,028)	—	—	—
Investment income (loss) - consolidated affiliates	(5,167)	—	—	5,167	—
Other, net	204	(38)	—	—	166

Total other income (expense)	(9,018)	(13,072)	—	5,167	(16,923)

Income (loss) from continuing operations before income taxes	(8,145)	2,598	(260)	5,169	(638)
Income tax expense (benefit)	(3,862)	7,507	—	—	3,645

Net income (loss)	(4,283)	(4,909)	(260)	5,169	(4,283)
Other comprehensive income (net of tax)	4,443	—	—	—	4,443

Comprehensive income (loss)	$160	$(4,909)	$(260)	$5,169	$160

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Media General, Inc.

Condensed Consolidating Statements of Operations

Three Months Ended June 28, 2009

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$8,986	$187,830	$—	$(33,429)	$163,387
Operating costs:
Employee compensation	6,459	67,165	(37)	—	73,587
Production	—	40,363	—	(836)	39,527
Selling, general and administrative	(122)	54,268	—	(32,587)	21,559
Depreciation and amortization	661	14,397	—	(1)	15,057

Total operating costs	6,998	176,193	(37)	(33,424)	149,730

Operating loss	1,988	11,637	37	(5)	13,657
Other income (expense):
Interest expense	(11,256)	(1)	—	—	(11,257)
Intercompany interest income (expense)	10,570	(10,570)	—	—	—
Impairment of and loss on investments	—	(209)	—	—	(209)
Investment income (loss) - consolidated affiliates	18,146	—	—	(18,146)	—
Other, net	252	(86)	—	—	166

Total other income (expense)	17,712	(10,866)	—	(18,146)	(11,300)

Income (loss) from continuing operations before income taxes	19,700	771	37	(18,151)	2,357
Income tax expense (benefit)	(888)	(10,067)	—	—	(10,955)

Income (loss) from continuing operations	20,588	10,838	37	(18,151)	13,312
Income from discontinued operations (net of taxes)	—	156	—	—	156
Gain related to divestiture of operations (net of taxes)	—	7,120		—	7,120

Net Income (loss)	20,588	18,114	37	(18,151)	20,588
Other comprehensive income (net of tax)	55,240	—	—	—	55,240

Comprehensive income (loss)	$75,828	$18,114	$37	$(18,151)	$75,828

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Media General, Inc.

Condensed Consolidating Statements of Operations

Six Months Ended June 27, 2010

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$18,889	$375,014	$—	$(68,877)	$325,026
Operating costs:
Employee compensation	17,237	130,514	287	(1)	148,037
Production	—	73,205	—	(841)	72,364
Selling, general and administrative	207	120,061	—	(68,035)	52,233
Depreciation and amortization	1,220	26,179	—	(1)	27,398

Total operating costs	18,664	349,959	287	(68,878)	300,032

Operating income (loss)	225	25,055	(287)	1	24,994
Other income (expense):
Interest expense	(36,897)	(15)	—	—	(36,912)
Intercompany interest income (expense)	24,132	(24,132)	—	—	—
Investment income (loss) - consolidated affiliates	(13,043)	—	—	13,043	—
Other, net	579	(38)	—	—	541

Total other income (expense)	(25,229)	(24,185)	—	13,043	(36,371)

Income (loss) from continuing operations before income taxes	(25,004)	870	(287)	13,044	(11,377)
Income tax expense (benefit)	(3,975)	13,627	—	—	9,652

Net income (loss)	(21,029)	(12,757)	(287)	13,044	(21,029)
Other comprehensive income (net of tax)	5,090	—	—	—	5,090

Comprehensive income (loss)	$(15,939)	$(12,757)	$(287)	$13,044	$(15,939)

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Media General, Inc.

Condensed Consolidating Statements of Operations

Six Months Ended June 28, 2009

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$15,152	$370,307	$—	$(62,939)	$322,520
Operating costs:
Employee compensation	13,800	146,333	18	—	160,151
Production	—	84,797	—	(1,668)	83,129
Selling, general and administrative	856	107,176	—	(61,262)	46,770
Depreciation and amortization	1,322	29,055	—	(2)	30,375

Total operating costs	15,978	367,361	18	(62,932)	320,425

Operating income (loss)	(826)	2,946	(18)	(7)	2,095
Other income (expense):
Interest expense	(21,226)	(3)	—	—	(21,229)
Intercompany interest income (expense)	21,421	(21,421)	—	—	—
Impairment of and loss on investments	—	(209)	—	—	(209)
Investment income (loss) - consolidated affiliates	(2,103)	—	—	2,103	—
Other, net	544	(135)	—	—	409

Total other income (expense)	(1,364)	(21,768)	—	2,103	(21,029)

Income (loss) from continuing operations before income taxes	(2,190)	(18,822)	(18)	2,096	(18,934)
Income tax benefit	(1,525)	(9,430)	—	—	(10,955)

Income (loss) from continuing operations	(665)	(9,392)	(18)	2,096	(7,979)
Income from discontinued operations (net of taxes)	—	194	—	—	194
Gain related to divestiture of operations (net of taxes)	—	7,120		—	7,120

Net income (loss)	(665)	(2,078)	(18)	2,096	(665)
Other comprehensive income (net of tax)	56,864	—	—	—	56,864

Comprehensive income (loss)	$56,199	$(2,078)	$(18)	$2,096	$56,199

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 27, 2010

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Cash flows from operating activities:
Net cash (used) provided by operating activities	$(13,833)	$67,246	$9	$—	$53,422
Cash flows from investing activities:
Capital expenditures	(1,027)	(7,769)	—	—	(8,796)
Net change in intercompany note receivable	59,449	—	—	(59,449)	—
Other, net	60	460	—	—	520

Net cash provided (used) by investing activities	58,482	(7,309)	—	(59,449)	(8,276)
Cash flows from financing activities:
Proceeds from notes	293,070	—	—	—	293,070
Increase in debt	134,156	—	—	—	134,156
Payment of debt	(466,625)	(15)	—	—	(466,640)
Debt issuance costs	(12,078)	—	—	—	(12,078)
Net change in intercompany loan	—	(59,449)	—	59,449	—
Other, net	192	—	(9)	—	183

Net cash (used) provided by financing activities	(51,285)	(59,464)	(9)	59,449	(51,309)

Net (decrease) increase in cash and cash equivalents	(6,636)	473	—	—	(6,163)
Cash and cash equivalents at beginning of year	31,691	1,541	—	—	33,232

Cash and cash equivalents at end of period	$25,055	$2,014	$—	$—	$27,069

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 28, 2009

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Cash flows from operating activities:
Net cash provided (used) by operating activities	$5,849	$(2,557)	$(29)	$—	$3,263
Cash flows from investing activities:
Capital expenditures	(1,007)	(6,971)	—	—	(7,978)
Net change in intercompany note receivable	(3,912)	—	—	3,912	—
Proceeds from sale of discontinued operations and investment	17,150	(208)	—	—	16,942
Collection of receivable note	—	5,000	—	—	5,000
Other, net	(995)	776	—	—	(219)

Net cash provided (used) by investing activities	11,236	(1,403)	—	3,912	13,745
Cash flows from financing activities:
Increase in debt	137,800	—	—	—	137,800
Payment of debt	(156,380)	(12)	—	—	(156,392)
Net change in intercompany loan	—	3,912	—	(3,912)	—
Other, net	163	—	29	—	192

Net cash (used) provided by financing activities	(18,417)	3,900	29	(3,912)	(18,400)

Net decrease in cash and cash equivalents	(1,332)	(60)	—	—	(1,392)
Cash and cash equivalents at beginning of year	5,593	1,549	—	—	7,142

Cash and cash equivalents at end of period	$4,261	$1,489	$—	$—	$5,750

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company is a diversified communications company located primarily in the southeastern United States and is committed to providing excellent local content in growth markets over multiple platforms, to continually developing new products and services that will stimulate audience and revenue growth, and to nurturing traditional audience viewership while embracing the expanding opportunities arising in the digital media arena. The Company is comprised of five geographic segments (Virginia/Tennessee, Florida, Mid-South (which includes South Carolina, Georgia, Alabama, and Mississippi), North Carolina, and Ohio/Rhode Island) along with a sixth segment that includes interactive advertising services and certain other operations. The Company’s mission of being the leading provider of high-quality news, information and entertainment in the Southeast by continually building its position of strength in strategically located markets is enhanced by its evolution to geographic-based markets. By combining its resources in a designated geographic market under one leader, a leaner more cohesive structure thrives and more closely connects the Company to its customers and non-customers, accelerates the Company’s digital strategy, and facilitates streamlined decision-making.

The Company’s fiscal year ends on the last Sunday in December.

RESULTS OF OPERATIONS

The Company recorded a net loss of $4.3 million ($0.19 per share) and $21 million ($0.94 per share) in the second quarter and first six months of 2010, respectively, compared to net income of $21 million and a net loss of $.7 million in the equivalent 2009 periods. In the second quarter of 2009, the Company completed the divestiture of a held-for-sale station, WCWJ in Jacksonville, Florida, and recognized an after-tax gain of $7.1 million related to this divestiture. In 2009 the Company also sold a small business magazine located in the Virginia/Tennessee Market. These results were reported as discontinued operations and, excluding the above-mentioned gain, had limited impact on the Company’s results in the second quarter of 2009. See Note 4 of this Form 10-Q for additional details regarding prior-year discontinued operations.

In the second quarter of 2010, the Company had a loss from continuing operations of $4.3 million ($0.19 per share) as compared to income from continuing operations of $13.3 million ($0.57 per share) in the comparable quarter of 2009. This quarter-over-quarter decline was more than accounted for by an increase in non-cash income tax expense and higher interest expense. Income taxes of $3.6 million in the second quarter of 2010, as compared to an income tax benefit of $11 million in the equivalent quarter of 2009, were the result of several issues, most notably a non-cash “naked credit” issue all of which is described in the Income Taxes section of this Form 10-Q. Interest costs rose 52%, reflecting the new financing structure put into place in February 2010; see the Liquidity section of this Form 10-Q for a further discussion. Focusing on operations, the Company’s operating income increased 19% in the second quarter as five-out-of-six segments produced improved operating profits due to a 2% increase in revenues combined with a 2% reduction in segment costs. Corporate and Other expense was up a combined $2.9 million due to increased stock-based compensation expense and the absence in 2010 of employee furlough days and certain other cost containment measures.

The Company recorded a loss from continuing operations of $21 million ($0.94 per share) in the first six months of 2010, as compared to a loss from continuing operations of $8 million ($0.36) in the equivalent prior-year period. The overriding factors contributing to the year-over-year increased loss included a substantial increase in non-cash income tax expense and a 74% rise in interest costs for reasons similar to those detailed above in the second quarter discussion. Additionally, Corporate and Other expense was up a combined $2.9 million due to increased stock-based compensation expense, the absence of prior-year employee furlough days, and to lower fixed asset sales. In opposition to these higher costs were considerable expense savings in the areas of compensation and newsprint costs which facilitated a $23 million increase in operating income. Aggressive cost management yielded an 8% reduction in segment operating expense and was the driving force in the year-over-year operating improvement.

SEGMENT RESULTS

Revenues

Revenues are grouped primarily into five major categories: Local, National, Political, Classified, and Subscription/Content/Circulation (which includes newspaper circulation, broadcast retransmission revenues, and interactive subscription and content revenues). The following chart summarizes the total consolidated period-over-period changes in these select revenue categories:

Change in Market Revenue by Major Category

2010 versus 2009

	Second Quarter Change		Year-to-date Change
(In thousands)	Amount	Percent	Amount	Percent
Local	$(906)	(1.1)	$(416)	(0.3)
National	689	2.4	1,908	3.4
Political	6,268	NM	7,080	NM
Classified	(1,867)	(7.8)	(4,754)	(9.9)
Subs/Content/Circulation	(73)	(0.3)	1,213	2.9

“NM” is not meaningful.

Strong second quarter Political advertising and solid first quarter Winter Olympics advertising contributed to higher revenues in the second quarter (up 2%) and first six months (up 1%) of 2010, as compared with the prior year’s equivalent periods. This marks the first time in over three years that revenue has shown a quarter-over-quarter improvement. Solid Political and National advertising more than offset lower Local and Classified advertising. Subscription/Content/Circulation revenues stalled in the second quarter due to decreased newspaper circulation (lower home delivery and single copy sales), but remained up in the first six months of 2010 as a 24% rise in cable and satellite retransmission revenues more than offset a 1% decrease in newspaper circulation revenues. While not yet a major revenue category, the Company’s Printing/Distribution operations have continued to expand and are becoming an increasingly important contributor to overall revenues.

Revenues in the Virginia/Tennessee Market fell 3% in both the second quarter and first half of 2010 as compared to the prior year. Advertising dollars were down across all categories, with National (down approximately 19% in both periods) and Classified (down 4% and 5% in the quarter and year to date, respectively) falling farthest from the mark. Counter to trend, Political advertising was down slightly due to off-year elections in 2009 for the prior-year Virginia governor’s race.

Revenues in the Florida Market decreased 1% and 6% in the second quarter and year to date of 2010 from equivalent prior-year periods. Florida’s economy is still under significant pressure from unemployment and a very soft housing market, which in turn, continues to impact advertising demand. However, National advertising showed improvement in the quarter (up 11%) due primarily to image ads run by BP regarding the oil spill in the Gulf of Mexico. Political advertising also showed strength as a result of gubernatorial and congressional races, combined with issue spending. Despite these period-over-period revenue improvements, Classified and Local advertising downturns were still more than offsetting. Classified advertising (down 22% and 24% in the quarter and year to date, respectively) suffered across all categories, while Local advertising felt the most significant drop in the telecommunications category.

Revenues in the Mid-South Market increased 12% and 10% in the second quarter and first half of 2010 due to strong Political advertising (resulting from several primary elections) and solid Local advertising growth (up 5% in the quarter and 6% in the year to date). Local advertising benefited from certain first-quarter events

(the Super Bowl and Winter Olympics), along with second quarter strength in the telecommunications and automotive advertising categories. This shift from National to Local advertising resulted in a 3% National advertising decline in the second quarter; year-to-date National revenues were up 1% over the first half of 2009.

Revenues in the North Carolina Market declined 2% in both the second quarter and first six months of 2010 from similar 2009 periods. Increases in National and Political advertising were unable to overcome weak Local advertising (down 6% and 5% in the quarter and year to date, respectively). Congressional primaries and issue spending fueled the increase in Political revenues. Local revenues suffered the effects of advertiser cutbacks and cancelled advertising driven by several first-quarter winter storms. Classified advertising made solid progress in the second quarter (up 3% on higher employment advertising), but was down 2% in the first half of the year as compared to the similar year-ago period due to lower real estate and automotive advertising.

Revenues in the Ohio/Rhode Island Market increased 10% and 16% in the second quarter and first half of 2010 compared to the equivalent prior-year periods. This is the Company’s only geographic market which does not include any newspapers and is therefore less influenced by Classified advertising; rather it is more affected by the ebb and flow of Political and Olympic revenues in corresponding odd and even-numbered years. Both of this Market’s television stations are NBC affiliates and, consequently, reaped the full benefit of 2010 Winter Olympics advertising. Political and National advertising were the largest contributors to the segment’s revenue improvement. Political advertising advances were the result of gubernatorial and congressional primary elections, combined with intense issue spending. Local advertising decreased 2% in the second quarter, but remained ahead by 7% in the first six months of 2010.

Operating Expenses

Over the past few years, the Company has reacted to the challenging advertising environment by reducing costs across all markets while achieving greater efficiencies and implementing aggressive actions to better align expenses with current economic opportunities. In the second quarter of 2010, operating expenses were held even with the prior-year quarter; in the first half of the year, cost-containment efforts resulted in a 6% reduction in operating expense as compared to the first six months of 2009. Workforce reductions (largely undertaken in 2009) across the entire Company were instrumental in aligning expenses with the prevailing economic environment. The Company’s results included pretax severance costs of $1.5 million and $6 million in the second quarter and first half of 2009, respectively. For the first half of 2010, pretax severance expense was under $500,000. However, 2009 also included lower salary costs as a result of mandatory furlough days for employees (three days in the second quarter and seven days in the first half of the year). Company-wide employee compensation expense decreased 2% and 8% in the second quarter and first half of 2010 from the prior year due primarily to lower employee counts, reduced healthcare costs and the absence of certain first-quarter employee benefits such as the Company’s 401(k) match. Newsprint expense fell 29% and 43% in the second quarter and first half of 2010 from the prior year due to a substantial reduction in consumption because of lower advertising linage, decreased circulation volumes, web-width reductions and concerted conservation efforts, as well as a considerable decrease (15% in the quarter and 25% in the year to date) in average cost per ton. Additional savings were derived from lower depreciation costs (due primarily to lower capital expenditures).

Operating expenses in the Virginia/Tennessee Market decreased 2% and 9% in the second quarter and first half of 2010 from the equivalent periods of 2009. In the quarter, a 30% reduction in newsprint cost combined with a 5% decrease in compensation expense to produce the savings. In the first six months of 2010, approximately two-thirds of the decrease was attributable to lower compensation expense (down 14%); a 41% reduction in newsprint costs was responsible for the majority of the remaining decrease.

Operating expenses in the Florida Market were down 4% and 12% in second quarter and the first half of 2010 from the same periods in 2009. Lower compensation expense (down 8% and 12% in the quarter and year to date, respectively) and reduced newsprint costs (down 31% in the quarter and 47% in the year to date) were responsible for the Market’s reduced operating expenses.

Running counter to trend, operating expenses in the Mid-South Market rose 3% in the second quarter of 2010 due primarily to a 4% increase in compensation cost as commissions grew proportionately with the Market’s strong revenue growth combined with the absence of prior-year furloughs. A 17% reduction in newsprint cost was unable to offset the increase. In the first half of 2010, expenses decreased less than 1%. As in most other Markets, savings were achieved in the areas of compensation, newsprint, and depreciation.

Operating expenses in the North Carolina Market declined 4% and 9% in the second quarter and first half of 2010 as compared to 2009’s comparable periods. In the quarter, the savings were achieved equally from lower compensation costs and newsprint expense. In the first half of the year, a 12% reduction in compensation costs contributed over 60% of the savings, with the remainder coming primarily from lower newsprint costs.

Operating expenses in the Ohio/Rhode Island Market were essentially level in the second quarter and down 2% in the first half of 2010 due primarily to a 12% reduction in compensation cost. The remaining savings were achieved primarily through concerted efforts to manage departmental spending.

ADVERTISING SERVICES & OTHER

Advertising Services & Other (ASO) primarily includes:

•	Blockdot - a leading advergaming business;

•	Dealtaker.com - an online social shopping portal;

•	NetInformer - a leading provider of mobile advertising and marketing services;

•	Production Services - comprised primarily of a provider of broadcast equipment and studio design services.

Revenue in ASO decreased 5% in the second quarter and was comprised of a 20% drop in revenues at Blockdot (attributable to fewer advergaming projects) combined with a 9% reduction in revenues in the Production Services operations due to the absence of certain products which are now either being managed in their respective geographic market or have been discontinued. In the first half of the year, revenues declined 4% for reasons similar to those discussed in the quarter and consisted of a 14% decrease at Blockdot and a 20% reduction in revenues in the Production Services operations, which additionally had lower year-over-year equipment sales. Dealtaker.com grew its revenues by 11% and 19% in the second quarter and year-to-date period of 2010, reflecting increased traffic and visitors buying from merchant sites.

Operating expenses were reduced 8% and 13% in the second quarter and first half of 2010 primarily due to lower compensation costs.

Operating Profit (Loss)

The following chart shows the change in operating profit by market. The period-over-period movement in market operating profit was driven by the underlying fluctuations in revenue and expense as detailed in the previous discussion.

Change in Market Operating Profits

2010 versus 2009

	Second Quarter Change		Year-to-date Change
(In thousands)	Amount	Percent	Amount	Percent
Virginia/Tennessee	$(841)	(7.4)	$4,732	35.4
Florida	1,333	NM	5,608	NM
Mid-South	3,592	60.2	7,202	102.3
North Carolina	54	3.6	2,724	NM
Ohio/Rhode Island	1,104	42.8	4,225	154.4
Adv. Services & Other	108	13.9	956	69.9
Eliminations	5	100.0	49	100.0

Total	$5,355	24.0	$25,496	118.4

In the second quarter, strong Political advertising revenues across most markets combined with lower compensation and newsprint expense to produce a segment operating profit of $28 million (up 24%). In the first half of 2010, segment operating profit more than doubled compared to the prior year as a result of reduced expense across all segments, higher revenues from strong Olympic advertising in the Mid-South and Ohio/Rhode Island Markets and robust second quarter Political spending. In the first six months of 2010, all segments made meaningful contributions to the improved period-over-period operating results, with the Florida and North Carolina Markets converting 2009 first-half operating losses into operating profits in the first six months of 2010.

INTEREST EXPENSE

Interest expense increased $5.8 million and $15.7 million in the second quarter and first half of 2010 from the prior-year equivalent periods as a direct result of the Company’s new financing structure that was completed in February 2010. Approximately one-third of the year-over-year increase in interest expense was attributable to debt issuance costs totaling $5.5 million that were immediately expensed upon entering into the financing structure. A $67 million decline in average debt levels in the second quarter of 2010 as compared to 2009 only partially mitigated a 400 basis point increase in the average interest rate. A $61 million decline in average debt levels in the first half of 2010 as compared to 2009, scarcely offset a 500 basis point increase in the average interest rate (excluding the impact of debt issuance costs immediately expensed). See the Liquidity section of this Form 10-Q for a more detailed discussion of the new financing structure.

In the third quarter of 2006, the Company entered into three interest rate swaps (where it pays a fixed rate and receives a floating rate) to manage interest cost and cash flows associated with variable interest rates, primarily short-term changes in LIBOR, not to trade such instruments for profit or loss. The interest rate swaps are carried at fair value based on a discounted cash flow analysis (predicated on quoted LIBOR prices) of the estimated amounts the Company would have received or paid to terminate the swaps. These interest rate swaps were cash flow hedges with notional amounts originally totaling $300 million; swaps with notional amounts of $100 million matured in 2009, and $200 million will mature in 2011. Changes in cash flows of the interest rate swaps offset changes in the interest payments on the Company’s bank debt. These swaps effectively convert the Company’s variable rate bank debt to fixed rate debt with a weighted average interest rate approximating 9.6% at June 27, 2010.

INCOME TAXES

The Company recorded income tax expense of $3.7 million and $9.7 million in the second quarter and first half of 2010 as compared to an income tax benefit of $11 million for the same periods in 2009. The Company’s tax provision for both the current and prior-year periods had an unusual relationship to the pretax income (loss) from continuing operations primarily due to the existence of a full deferred tax asset valuation allowance at the beginning of both periods. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance.

The tax expense recorded in the second quarter of 2010 reflects the accrual of an additional $7.5 million ($15 million for the first half of 2010) valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that is not available to offset existing deferred tax assets (termed a “naked credit”); these accruals were partially offset by a $1 million ($.7 million in the year to date) favorable adjustment related to a court ruling received in connection with a state income tax issue as well as a $2.8 million ($3.2 million in the year to date) tax benefit resulting from the intraperiod allocation of tax to other comprehensive income items. The year-to-date tax expense was further benefited by an $1.4 million increase (from the amount estimated at the end of 2009) in the Company’s 2009 net operating loss (NOL) carryback, which was recorded in the first quarter. Last year’s $11 million tax benefit included $3.6 million from a favorable determination concerning a state tax issue and $7.5 million of tax benefit resulting from the intraperiod allocation of tax to Other Comprehensive Income Items. The Company expects the remaining non-cash naked credit of approximately $15 million to ratably affect income tax expense in the second half of 2010; other tax adjustments and intraperiod tax allocations may also affect the second half of the year. A full discussion of the naked credit issue is discussed in Note 3 of Item 8 of the Company’s Form 10-K for the year ended December 27, 2009.

LIQUIDITY

Net cash generated from operating activities grew from $3.3 million in the first half of 2009 to $53 million in the current period, including the effect of reinvesting $18 million in company owned life insurance by repaying policy loans. The Company received a tax refund in April of approximately $26 million, the majority of which was used to reduce debt. During 2010, the Company paid debt issuance costs of $12 million, made capital expenditures of $8.8 million and reduced debt by $39 million.

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

As of June 27, 2010, the Company has in place with its syndicate of banks a $380 million term loan, and a $70 million revolving credit line with nothing outstanding. Additionally, the Company has 11.75% Senior Notes with a par value of $300 million that were sold at a discount. The amended bank credit facilities mature in March 2013 and bear an interest rate of LIBOR plus a margin (4.8% at the close of the second quarter) based on the Company’s leverage ratio, as defined in the agreement. Total debt outstanding was $673 million on June 27, 2010. The new agreements have two main financial covenants: a leverage ratio and a fixed charge coverage ratio which involve debt levels, interest expense as well as other fixed charges, and rolling four-quarter calculations of EBITDA – all as defined in the agreements. These ratios have been amended and they position the Company to emerge solidly from the current economic downturn. The Company has pledged its cash and assets as well as the stock of its subsidiaries as collateral; the Company’s subsidiaries also guaranteed the debt securities of the parent company. Additionally, there are restrictions on the Company’s ability to pay dividends (none are allowed in 2010 or 2011), make capital expenditures above certain levels, repurchase its stock, and engage in certain other transactions such as making investments or entering into capital leases above certain preset levels.

OUTLOOK

Although the outlook for continued improvement in the economy in the second half of 2010 is uncertain, advertising spending patterns showed signs of improvement in the first half of the year. The Company expects total revenue growth to continue in the second half, especially at its Broadcast television stations due to advertising revenues from Political spending in this even-numbered year. However, higher interest expense and adverse changes to expected income tax expense will also be significant. Furthermore, third-quarter expenses are expected to increase due to the absence of prior-year furlough savings, higher prices for newsprint, and costs to support new revenue initiatives. Together, these higher expenses are expected to more than offset revenue increases. The Company plans to continue to seize new opportunities and develop new revenue streams in the increasingly important realm of digital media. The Company’s enhanced financial flexibility should position it to capitalize on an improving economy over the remainder of the year and to build shareholder value over the long term.

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

Some significant factors that could affect actual results include: the effect of the economy on advertising demand, interest rates, the availability of newsprint, changes to pending accounting standards, health care cost trends and regulations, a natural disaster, the level of political advertising, the performance of acquisitions, and regulatory rulings and laws.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Annual Report on Form 10-K for the year ended December 27, 2009, details our disclosures about market risk. As of June 27, 2010, there have been no material changes in the Company’s market risk from December 27, 2009.

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

During the first six months of 2010, the Company completed the installation and integration of a traffic and billing system for its broadcast TV stations which manages commercial pricing and spot inventory utilization, and should improve business processes and expand customer service opportunities. This new system was installed at six broadcast stations (including the three largest stations) in 2009 and at the Company’s remaining twelve broadcast stations in the first half of 2010.

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

MEDIA GENERAL, INC.

DATE: August 11, 2010	/S/ MARSHALL N. MORTON
Marshall N. Morton
President and Chief Executive Officer

DATE: August 11, 2010	/S/ JOHN A. SCHAUSS
John A. Schauss
Vice President - Finance and Chief Financial Officer