Form 10-Q
period 2010-09-26
MEDIA GENERAL INC
filed 2010-11-04
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2010

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

Larger accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2010.

Class A Common shares:	22,524,770
Class B Common shares:	548,564

MEDIA GENERAL, INC.

FORM 10-Q REPORT

September 26, 2010

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(000’s except shares)

	September 26, 2010	December 27, 2009
ASSETS
Current assets:
Cash and cash equivalents	$21,857	$33,232
Accounts receivable - net	89,546	104,405
Inventories	7,770	6,632
Other	39,679	60,786

Total current assets	158,852	205,055

Other assets	42,457	34,177
Property, plant and equipment - net	399,849	421,208
FCC licenses and other intangibles - net	215,931	220,591
Excess of cost over fair value of net identifiable assets of acquired businesses	355,017	355,017

	$1,172,106	$1,236,048

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(000’s except shares and per share data)

	September 26, 2010	December 27, 2009
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,158	$26,398
Accrued expenses and other liabilities	94,424	72,174

Total current liabilities	119,582	98,572

Long-term debt	673,100	711,909
Retirement, post-retirement and post-employment plans	148,790	173,017
Deferred income taxes	27,603	7,233
Other liabilities and deferred credits	33,761	53,066
Stockholders’ equity:
Preferred stock ($5 cumulative convertible), par value $5 per share, authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 22,524,672 and 22,241,959 shares	112,623	111,210
Class B, authorized 600,000 shares; issued 548,564 and 551,881 shares	2,743	2,759
Additional paid-in-capital	25,536	24,253
Accumulated other comprehensive loss	(111,678)	(117,703)
Retained earnings	140,046	171,732

Total stockholders’ equity	169,270	192,251

	$1,172,106	$1,236,048

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(000’s except for per share data)

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Revenues
Publishing	$77,687	$84,097	$241,890	$263,136
Broadcasting	75,009	63,375	214,603	187,352
Digital media and other	10,517	10,536	31,746	30,043

Total revenues	163,213	158,008	488,239	480,531

Operating costs:
Employee compensation	74,494	69,966	222,531	230,117
Production	37,765	37,185	110,129	120,313
Selling, general and administrative	26,288	21,354	78,521	68,128
Depreciation and amortization	13,204	14,881	40,602	45,256
Goodwill and other asset impairment	—	84,220	—	84,220
Gain on insurance recovery	—	(1,915)	—	(1,915)

Total operating costs	151,751	225,691	451,783	546,119

Operating income (loss)	11,462	(67,683)	36,456	(65,588)

Other income (expense):
Interest expense	(17,015)	(10,489)	(53,927)	(31,718)
Gain on sale of investments	—	910	—	701
Other, net	184	212	725	621

Total other expense	(16,831)	(9,367)	(53,202)	(30,396)

Loss from continuing operations before income taxes	(5,369)	(77,050)	(16,746)	(95,984)
Income tax expense (benefit)	5,288	(16,670)	14,940	(27,625)

Loss from continuing operations	(10,657)	(60,380)	(31,686)	(68,359)
Discontinued operations:
Income (loss) from discontinued operations (net of taxes)	—	(98)	—	96
Gain (loss) related to divestiture of discontinued operations (net of taxes)	—	(1,984)	—	5,136

Net loss	$(10,657)	$(62,462)	$(31,686)	$(63,127)

Net income (loss) per common share (basic and diluted):
Loss from continuing operations	$(0.48)	$(2.71)	$(1.42)	$(3.07)
Discontinued operations	—	(0.09)	—	0.23

Net loss per common share	$(0.48)	$(2.80)	$(1.42)	$(2.84)

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(000’s)

	Nine Months Ended
	September 26, 2010	September 27, 2009
Operating activities:
Net loss	$(31,686)	$(63,127)
Adjustments to reconcile net loss:
Depreciation and amortization	40,602	45,269
Deferred income taxes	22,519	371
Gain on sale of investments	—	(701)
Goodwill and other asset impairment	—	84,220
Net gain related to divestiture of operations	—	(5,136)
Gain on insurance recovery	—	(1,915)
Gain on sale of fixed assets	(394)	(3,832)
Write-off of previously deferred debt issuance costs	1,772	—
Intraperiod tax allocation	(3,852)	(25,997)
Change in assets and liabilities:
Accounts receivable and inventories	13,572	21,767
Accounts payable, accrued expenses, and other liabilities	9,266	(28,839)
Retirement plan contributions	(20,000)	(15,000)
Company owned life insurance (cash surrender value less policy loans including repayments)	(519)	(1,196)
Income taxes refundable	24,636	—
Other, net	(1,037)	3,526

Net cash provided by operating activities	54,879	9,410

Investing activities:
Capital expenditures	(15,604)	(11,625)
Proceeds from sale of discontinued operations and investment	—	17,442
Collection of note receivable	—	5,000
Other, net	599	3,552

Net cash (used) provided by investing activities	(15,005)	14,369

Financing activities:
Proceeds from notes	293,070	—
Increase in bank debt	134,156	171,400
Payment of bank debt	(466,646)	(195,776)
Debt issuance costs	(12,078)	—
Other, net	249	180

Net cash used by financing activities	(51,249)	(24,196)

Net decrease in cash and cash equivalents	(11,375)	(417)
Cash and cash equivalents at beginning of period	33,232	7,142

Cash and cash equivalents at end of period	$21,857	$6,725

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

3. The Company’s tax provision for both the current and prior-year periods had an unusual relationship to the pretax loss from continuing operations primarily due to the existence of a full deferred tax asset valuation allowance at the beginning of both periods. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. Tax expense was $5.3 million in the third quarter and $14.9 million in the first nine months of 2010. The tax expense recorded in the third quarter of 2010 reflects the accrual of an additional $7.5 million ($22.5 million for the first nine months of 2010) valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that is not available to offset existing deferred tax assets (termed a “naked credit”); these accruals were partially offset by an additional $1.5 million ($2.9 million in the year to date) tax refund related to the Company’s 2009 net operating loss (NOL) carryback claim, as well as a $0.6 million ($3.9 million in the year to date) tax benefit related to the intraperiod allocation to items in Other Comprehensive Income (OCI). The year-to-date tax expense was further benefited by a favorable adjustment to the reserve for uncertain tax positions of $0.8 million. The Company expects the remaining non-cash naked credit of approximately $7.5 million to affect income tax expense in the fourth quarter of 2010; other tax adjustments and intraperiod tax allocations may also affect the fourth quarter of the year. A full discussion of the naked credit issue is discussed in Note 3 of Item 8 of the Company’s Form 10-K for the year ended December 27, 2009.

The Company reported income tax expense for the third quarter using the “discrete-period” approach (discrete) as opposed to the “projected annual effective tax rate” approach (ETR) which is the generally prescribed method for interim reporting periods. The Company employed the discrete method in lieu of the ETR method because relatively small movements in projected income for the year could result in extreme variability in the ETR. Therefore, the Company does not believe it can reliably estimate its ETR for the full year.

Health Care Reform legislation passed and signed into law during the first quarter of 2010 repealed employer tax deductions for the cost of providing post-retirement prescription drug coverage to the extent that it is reimbursed by the Medicare Part D (“Part D”) drug subsidy. As a result of this law change, the Company wrote-off approximately $1.7 million in deferred tax assets related to the future deductibility of the Part D subsidy in the first quarter of 2010. However, due to the Company’s full valuation allowance recorded against its deferred tax asset balance, there was a corresponding reduction in the valuation allowance, and, therefore, the net result of these two adjustments had no impact on net loss.

4. In the third quarter of 2009, the Company sold a small magazine and its related web site located in the Virginia/Tennessee Market and recognized an after-tax gain of $0.3 million. During the second quarter of 2009, the Company completed the sale of WCWJ in Jacksonville, Florida, and recorded an after-tax gain of $4.8 million related to this divesture. Results of these discontinued operations are presented below for the third quarter and first nine months of September 27, 2009:

	Quarter Ended	Nine Months Ended
(In thousands)	September 27, 2009	September 27, 2009
Revenues	$584	$4,084
Costs and expense	565	3,927

Income before income taxes	19	157
Income taxes	117	61

Income (loss) from discontinued operations	$(98)	$96

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

The following table includes information about the carrying values and estimated fair values of the Company’s financial instruments at September 26, 2010 and December 27, 2009:

	September 26, 2010		December 27, 2009
(In thousands)	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Assets
Investments
Trading	$251	$251	$303	$303
Liabilities
Interest rate swaps	9,365	9,365	14,353	14,353
Long-term debt:
Bank term loan	379,412	372,159	285,844	277,614
11.75% senior notes	293,682	327,383	—	—
Revolving credit facility	—	—	426,037	413,771

Trading securities held by the Supplemental 401(k) plan are carried at fair value and are determined by reference to quoted market prices. The fair value of the bank term loan debt as of September 26, 2010 and December 27, 2009, was estimated using discounted cash flow analyses and an estimate of the Company’s bank borrowing rate for similar types of borrowings. As of September 26, 2010, the fair value of the 11.75% Senior Notes was valued at the most recent trade prior to the end of the quarter which approximates fair value. Under the fair value hierarchy, the Company’s trading securities fall under Level 1 (quoted prices in active markets), and its long-term debt falls under Level 2 (other observable inputs).

In the third quarter of 2006, the Company entered into several interest rate swaps as part of an overall strategy to manage interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR. These interest rate swaps are cash flow hedges with original notional amounts totaling $300 million; swaps with notional amounts of $100 million matured in August of 2009 and swaps with notional amounts of $200 million will mature in 2011. Changes in cash flows of the interest rate swaps offset changes in the interest payments on the Company’s Facilities. These swaps effectively convert a portion of the Company’s variable rate bank debt to fixed rate debt with a weighted average interest rate approximating 9.9% at September 26, 2010.

The interest rate swaps are carried at fair value based on the present value of the estimated cash flows the Company would have received or paid to terminate the swaps; the Company applied a discount rate that is predicated on quoted LIBOR prices and current market spreads for unsecured borrowings. In the first nine months of 2010 and 2009, $8.0 million and $9.5 million, respectively, was reclassified from OCI into interest expense on the Statement of Operations as the effective portion of the interest rate swap. The pretax change deferred in other comprehensive income (“OCI”) for the first nine months of 2010 and 2009 was $5.0 million and $6.0 million, respectively. Based on the estimated current and future fair values of the swaps as of September 26, 2010, the Company estimates that $9.4 million will be reclassified from OCI to interest expense in the next twelve months. Under the fair value hierarchy, the Company’s interest rate swaps fall under Level 2 (other observable inputs). The following table includes information about the Company’s derivative instruments as of September 26, 2010:

Derivatives designated as hedging instruments	Balance sheet location	Fair Value as of September 26, 2010
Interest rate swaps	Accrued expenses and other liabilities	9,365

6. The Company is a diversified communications company located primarily in the southeastern United States. The Company is comprised of five geographic market segments (Virginia/Tennessee, Florida, Mid-South, North Carolina and Ohio/Rhode Island) along with a sixth segment that includes interactive advertising services and certain other operations.

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

Management measures segment performance based on profit or loss from operations before interest, income taxes, and acquisition-related amortization. Amortization of acquired intangibles is not allocated to individual segments although the intangible assets themselves are included in identifiable assets for each segment. Intercompany sales are primarily accounted for as if the sales were at current market prices and are eliminated in the consolidated financial statements. Certain promotions in the Company’s newspapers and television stations on behalf of its online shopping portal are recognized based on incremental cost. The Company’s reportable segments are managed separately, largely based on geographic market considerations and a desire to provide services to customers regardless of the media platform or any difference in the method of delivery. In certain instances, operations have been aggregated based on similar economic characteristics.

The following table sets forth the Company’s current and prior-year financial performance by segment:

(In thousands)	Revenues	Depreciation and Amortization	Operating Profit (Loss)
Three Months Ended September 26, 2010
Virginia/Tennessee	$46,105	$(3,285)	$7,399
Florida	38,958	(1,718)	2,052
Mid-South	39,065	(2,875)	7,030
North Carolina	18,174	(1,478)	(51)
Ohio/Rhode Island	14,688	(809)	4,426
Advertising Services & Other	6,757	(185)	483
Eliminations	(534)	—	(6)

			21,333
Unallocated amounts:
Acquisition intangibles amortization	—	(1,518)	(1,518)
Corporate expense	—	(1,336)	(7,888)

	$163,213	$(13,204)

Corporate interest expense			(17,007)
Other			(289)

Consolidated loss from continuing operations before income taxes			$(5,369)

Three Months Ended September 27, 2009
Virginia/Tennessee	$47,980	$(3,380)	$10,674
Florida	36,519	(2,076)	524
Mid-South	35,513	(3,364)	5,479
North Carolina	18,946	(1,703)	1,430
Ohio/Rhode Island	12,314	(849)	2,509
Advertising Services & Other	7,160	(209)	1,529
Eliminations	(424)	—	—

			22,145
Unallocated amounts:
Acquisition intangibles amortization	—	(1,775)	(1,775)
Corporate expense	—	(1,525)	(4,752)

	$158,008	$(14,881)

Interest expense			(10,489)
Gain on sale of investments			910
Gain on insurance recovery			1,915
Goodwill and other asset impairment			(84,220)
Other			(784)

Consolidated loss from continuing operations before income taxes			$(77,050)

(In thousands)	Revenues	Depreciation and Amortization	Operating Profit (Loss)
Nine Months Ended September 26, 2010
Virginia/Tennessee	$140,903	$(9,862)	$25,491
Florida	114,424	(5,242)	4,823
Mid-South	117,127	(8,895)	21,269
North Carolina	56,195	(4,592)	2,597
Ohio/Rhode Island	42,129	(2,479)	11,388
Advertising Services & Other	19,035	(650)	2,808
Eliminations	(1,574)	—	(8)

			68,368
Unallocated amounts:
Acquisition intangibles amortization	—	(4,660)	(4,660)
Corporate expense	—	(4,222)	(23,600)

	$488,239	$(40,602)

Corporate interest expense			(53,904)
Other			(2,950)

Consolidated loss from continuing operations before income taxes			$(16,746)

Nine Months Ended September 27, 2009
Virginia/Tennessee	$145,408	$(10,525)	$24,033
Florida	116,386	(6,266)	(2,313)
Mid-South	106,252	(10,152)	12,516
North Carolina	57,601	(5,095)	1,355
Ohio/Rhode Island	36,014	(2,541)	5,245
Advertising Services & Other	19,963	(657)	2,894
Eliminations	(1,093)	2	(46)

			43,684
Unallocated amounts:
Acquisition intangibles amortization	—	(5,361)	(5,361)
Corporate expense	—	(4,661)	(20,014)

	$480,531	$(45,256)

Interest expense			(31,718)
Gain on sale of investments			701
Gain on insurance recovery			1,915
Goodwill and other asset impairment			(84,220)
Other			(971)

Consolidated loss from continuing operations before income taxes			$(95,984)

7. The Company recorded a non-cash impairment charge of $84 million in the third quarter of 2009 due to the continuation of challenging business conditions and the more granular testing required by accounting standards as a result of the Company’s new reporting structure, implemented at the beginning of the third quarter of 2009. Of the total charge, approximately $66 million related to goodwill and approximately $18 million related to FCC licenses, network affiliation and other intangibles. The pretax charge was recorded on the “Goodwill and other asset impairment” line.

The Consolidated Condensed Statements of Operations include amortization expense from amortizing intangible assets of $1.5 million and $1.8 million for the third quarters of 2010 and 2009, and $4.7 million and $5.4 million for the first nine months of 2010 and 2009. Currently, intangibles amortization expense is projected to be approximately $6 million in total for both 2010 and 2011, decreasing to $3 million in 2012, and to $2 million in 2013 and 2014.

In the past ten years, the Company has recorded pretax cumulative impairment losses related to goodwill approximating $685 million. The following table shows the gross carrying amount and accumulated amortization for intangible assets as of September 26, 2010 and December 27, 2009:

	December 27, 2009		Change	September 26, 2010
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Amortization Expense	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets (including network affiliation, advertiser, programming and subscriber relationships):
Virginia/Tennessee	$55,326	$42,377	$534	$55,326	$42,911
Florida	1,055	1,055	—	1,055	1,055
Mid-South	84,048	61,770	3,215	84,048	64,985
North Carolina	11,931	10,095	184	11,931	10,279
Ohio/Rhode Island	9,157	4,864	268	9,157	5,132
Advert. Serv. & Other	6,614	3,249	459	6,614	3,708

Total	$168,131	$123,410	$4,660	$168,131	$128,070

Indefinite-lived intangible assets:
Goodwill:
Virginia/Tennessee	$96,725			$96,725
Florida	43,123			43,123
Mid-South	118,153			118,153
North Carolina	20,896			20,896
Ohio/Rhode Island	61,408			61,408
Advert. Serv. & Other	14,712			14,712

Total goodwill	355,017			355,017
FCC licenses
Virginia/Tennessee	20,000			20,000
Mid-South	93,694			93,694
North Carolina	24,000			24,000
Ohio/Rhode Island	36,004			36,004

Total FCC licenses	173,698			173,698
Other	2,172			2,172

Total	$530,887			$530,887

8. The following table sets forth the computation of basic and diluted earnings per share from continuing operations. There were approximately 125,000 shares that were not included in the computation of diluted EPS for the third quarter and first nine months of 2010, because to do so would have been anti-dilutive for the periods presented.

	Quarter Ended September 26, 2010			Quarter Ended September 27, 2009
(In thousands, except per share amounts)	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS:
Loss from continuing operations attributable to common stockholders	$(10,657)	22,366	$(0.48)	$(60,380)	22,273	$(2.71)

	Nine Months Ended September 26, 2010			Nine Months Ended September 27, 2009
(In thousands, except per share amounts)	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS:
Loss from continuing operations attributable to common stockholders	$(31,686)	22,333	$(1.42)	$(68,359)	22,236	$(3.07)

9. The following table provides the components of net periodic employee benefits expense for the Company’s benefit plans for the third quarter and first nine months of 2010 and 2009:

	Quarter Ended
	Pension Benefits		Other Benefits
(In thousands)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Service cost	$10	$118	$50	$50
Interest cost	5,727	5,890	580	617
Expected return on plan assets	(5,955)	(5,814)	—	—
Amortization of prior-service (credit)/cost	—	(101)	430	424
Amortization of net loss/(gain)	668	238	(221)	(280)
Curtailment gain	—	(2,050)	—	—

Net periodic benefit cost (income)	$450	$(1,719)	$839	$811

	Nine Months Ended
	Pension Benefits		Other Benefits
(In thousands)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Service cost	$29	$450	$151	$175
Interest cost	17,182	18,298	1,740	1,884
Expected return on plan assets	(17,865)	(17,868)	—	—
Amortization of prior-service (credit)/cost	—	(193)	1,290	1,298
Amortization of net loss/(gain)	2,003	2,285	(664)	(785)
Net curtailment gain	—	(2,000)	—	—

Net periodic benefit cost	$1,349	$972	$2,517	$2,572

In the third quarter of 2009, the Company amended the Executive Supplemental Retirement Plan so that service provided after January 31, 2010 would not increase a participant’s benefit. The third-quarter amendment resulted in a curtailment of the Executive Supplemental Retirement Plan, for which the Company recorded a gain of $2 million. As a result of this action, the plan was effectively frozen. This change did not affect the benefits of current retirees.

10. The Company’s comprehensive loss consisted of the following:

	Quarter Ended		Nine Months Ended
(In thousands)	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Net loss	$(10,657)	$(62,462)	$(31,686)	$(63,127)
Unrealized gain (loss) on derivative contracts (net of deferred taxes)	935	(165)	2,911	3,807
Change in pension and postretirement (net of deferred taxes)	—	(21,172)	3,114	31,720

Comprehensive loss	$(9,722)	$(83,799)	$(25,661)	$(27,600)

11. The Company accrues severance expense when payment of benefits is both probable and the amount is reasonably estimable. The Company records severance expense in the “Employee compensation” line item on the Consolidated Condensed Statements of Operations related to involuntary employee terminations. Workforce reductions have been utilized, mainly in prior periods, in response to the deep economic recession and the Company’s continuing efforts to align its costs with available revenues. The Company recorded severance expense of $.7 million and $1.1 million in the third quarter and first nine months of 2010, as compared to $.2 million and $6.2 million in the third quarter and first nine months of 2009. As of September 26, 2010 and September 27, 2009 accrued severance was immaterial.

12. The following table shows the Company’s Statement of Stockholders’ Equity as of September 26, 2010:

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Class A	Class B	Capital	Income (Loss)	Earnings	Total
Balance at December 27, 2009	$111,210	$2,759	$24,253	$(117,703)	$171,732	$192,251
Net loss	—	—	—	—	(31,686)	(31,686)
Unrealized gain on derivative contracts (net of deferred taxes of $2,077)	—	—	—	2,911	—	2,911
Pension and postretirement (net of deferred taxes of $1,774)	—	—	—	3,114	—	3,114

Comprehensive loss						(25,661)
Exercise of stock options	460	—	(262)	—	—	198
Performance accelerated restricted stock	935	—	(935)	—	—	—
Stock-based compensation	—	—	2,432	—	—	2,432
Other	18	(16)	48	—	—	50

Balance at September 26, 2010	$112,623	$2,743	$25,536	$(111,678)	$140,046	$169,270

13. From time to time, the Company’s subsidiaries may guarantee the debt securities of the parent company. The following financial information presents condensed consolidating balance sheets, statements of operations, and statements of cash flows for the parent company, the Guarantor Subsidiaries, and the non-Guarantor Subsidiaries( which is the Company’s Supplemental 401(k) Plan), together with certain eliminations.

Media General, Inc.

Condensed Consolidating Balance Sheet

As of September 26, 2010

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current assets:
Cash & cash equivalents	$20,373	$1,484	$—	$—	$21,857
Accounts receivable, net	—	89,571	—	(25)	89,546
Inventories	4	7,766	—	—	7,770
Other current assets	4,180	61,090	—	(25,591)	39,679

Total current assets	24,557	159,911	—	(25,616)	158,852

Investment in and advances to subsidiaries	317,943	1,963,229	—	(2,281,172)	—
Intercompany note receivable	673,017	—	—	(673,017)	—
Other assets	25,462	16,744	251	—	42,457
Property, plant & equipment, net	27,704	372,145	—	—	399,849
FCC licenses and other intangibles	—	215,931	—	—	215,931
Excess cost over fair value	—	355,017	—	—	355,017

TOTAL ASSETS	$1,068,683	$3,082,977	$251	$(2,979,805)	$1,172,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,612	$16,578	$—	$(32)	$25,158
Accrued expenses and other liabilities	38,675	81,339	—	(25,590)	94,424

Total current liabilities	47,287	97,917	—	(25,622)	119,582

Long-term debt	673,094	6	—	—	673,100
Intercompany loan	—	673,017	—	(673,017)	—
Retirement, post-retirement and post-employment plans	148,790	—	—	—	148,790
Deferred income taxes	—	27,603	—	—	27,603
Other deferred credits	28,559	3,982	1,220	—	33,761
Stockholders’ equity
Common stock	115,366	4,872	—	(4,872)	115,366
Additional paid-in capital	27,219	2,434,814	(1,871)	(2,434,626)	25,536
Accumulated other comprehensive loss	(111,678)	—	—	—	(111,678)
Retained earnings	140,046	(159,234)	902	158,332	140,046

Total stockholders’ equity	170,953	2,280,452	(969)	(2,281,166)	169,270

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,068,683	$3,082,977	$251	$(2,979,805)	$1,172,106

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

Media General, Inc.

Condensed Consolidating Statements of Operations

Three Months Ended September 26, 2010

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$6,719	$189,375	$—	$(32,881)	$163,213
Operating costs:
Employee compensation	7,769	66,856	(131)	—	74,494
Production	—	38,212	—	(447)	37,765
Selling, general and administrative	228	58,488	—	(32,428)	26,288
Depreciation and amortization	523	12,681	—	—	13,204

Total operating costs	8,520	176,237	(131)	(32,875)	151,751

Operating income (loss)	(1,801)	13,138	131	(6)	11,462
Other income (expense):
Interest expense	(17,007)	(8)	—	—	(17,015)
Intercompany interest income (expense)	14,137	(14,137)	—	—	—
Investment income (loss) - consolidated affiliates	(6,870)	—	—	6,870	—
Other, net	211	(27)	—	—	184

Total other income (expense)	(9,529)	(14,172)	—	6,870	(16,831)

Income (loss) before income taxes	(11,330)	(1,034)	131	6,864	(5,369)
Income tax expense (benefit)	(673)	5,961	—	—	5,288

Net income (loss)	(10,657)	(6,995)	131	6,864	(10,657)
Other comprehensive income (net of tax)	935	—	—	—	935

Comprehensive income (loss)	$(9,722)	$(6,995)	$131	$6,864	$(9,722)

Media General, Inc.

Condensed Consolidating Statements of Operations

Three Months Ended September 27, 2009

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$8,093	$180,931	$—	$(31,016)	$158,008
Operating costs:
Employee compensation	7,125	62,263	578	—	69,966
Production	—	37,491	—	(306)	37,185
Selling, general and administrative	(4,585)	56,653	—	(30,714)	21,354
Depreciation and amortization	600	14,281	—	—	14,881
Goodwill and other asset impairment	—	84,220	—	—	84,220
Gain on insurance recovery	—	(1,915)		—	(1,915)

Total operating costs	3,140	252,993	578	(31,020)	225,691

Operating income (loss)	4,953	(72,062)	(578)	4	(67,683)
Other income (expense):
Interest expense	(10,487)	(2)	—	—	(10,489)
Intercompany interest income (expense)	11,946	(11,946)	—	—	—
Gain on sale of investments	—	910	—	—	910
Investment income (loss) - consolidated affiliates	(68,447)	—	—	68,447	—
Other, net	262	(50)	—	—	212

Total other income (expense)	(66,726)	(11,088)	—	68,447	(9,367)

Income (loss) from continuing operations before income taxes	(61,773)	(83,150)	(578)	68,451	(77,050)
Income tax expense (benefit)	689	(17,359)	—	—	(16,670)

Income (loss) from continuing operations	(62,462)	(65,791)	(578)	68,451	(60,380)
Loss from discontinued operations (net of taxes)	—	(98)	—	—	(98)
Loss related to divestiture of operations (net of taxes)	—	(1,984)		—	(1,984)

Net Income (loss)	(62,462)	(67,873)	(578)	68,451	(62,462)
Other comprehensive loss (net of tax)	(21,337)	—	—	—	(21,337)

Comprehensive income (loss)	$(83,799)	$(67,873)	$(578)	$68,451	$(83,799)

Media General, Inc.

Condensed Consolidating Statements of Operations

Nine Months Ended September 26, 2010

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$25,608	$564,389	$—	$(101,758)	$488,239
Operating costs:
Employee compensation	25,006	197,370	156	(1)	222,531
Production	—	111,417	—	(1,288)	110,129
Selling, general and administrative	435	178,549	—	(100,463)	78,521
Depreciation and amortization	1,743	38,860	—	(1)	40,602

Total operating costs	27,184	526,196	156	(101,753)	451,783

Operating income (loss)	(1,576)	38,193	(156)	(5)	36,456
Other income (expense):
Interest expense	(53,904)	(23)	—	—	(53,927)
Intercompany interest income (expense)	38,269	(38,269)	—	—	—
Investment income (loss) - consolidated affiliates	(19,913)	—	—	19,913	—
Other, net	790	(65)	—	—	725

Total other income (expense)	(34,758)	(38,357)	—	19,913	(53,202)

Income (loss) before income taxes	(36,334)	(164)	(156)	19,908	(16,746)
Income tax expense (benefit)	(4,648)	19,588	—	—	14,940

Net income (loss)	(31,686)	(19,752)	(156)	19,908	(31,686)
Other comprehensive income (net of tax)	6,025	—	—	—	6,025

Comprehensive income (loss)	$(25,661)	$(19,752)	$(156)	$19,908	$(25,661)

Media General, Inc.

Condensed Consolidating Statements of Operations

Nine Months Ended September 27, 2009

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$23,245	$551,241	$—	$(93,955)	$480,531
Operating costs:
Employee compensation	20,925	208,596	596	—	230,117
Production	—	122,287	—	(1,974)	120,313
Selling, general and administrative	(3,729)	163,833	—	(91,976)	68,128
Depreciation and amortization	1,922	43,336	—	(2)	45,256
Goodwill and other asset impairment	—	84,220	—	—	84,220
Gain on insurance recovery	—	(1,915)		—	(1,915)

Total operating costs	19,118	620,357	596	(93,952)	546,119

Operating income (loss)	4,127	(69,116)	(596)	(3)	(65,588)
Other income (expense):
Interest expense	(31,713)	(5)	—	—	(31,718)
Intercompany interest income (expense)	33,367	(33,367)	—	—	—
Gain on sale of investments	—	701	—	—	701
Investment income (loss) - consolidated affiliates	(70,550)	—	—	70,550	—
Other, net	806	(185)	—	—	621

Total other income (expense)	(68,090)	(32,856)	—	70,550	(30,396)

Income (loss) from continuing operations before income taxes	(63,963)	(101,972)	(596)	70,547	(95,984)
Income tax expense (benefit)	(836)	(26,789)	—	—	(27,625)

Income (loss) from continuing operations	(63,127)	(75,183)	(596)	70,547	(68,359)
Income from discontinued operations (net of taxes)	—	96	—	—	96
Gain related to divestiture of operations (net of taxes)	—	5,136		—	5,136

Net Income (loss)	(63,127)	(69,951)	(596)	70,547	(63,127)
Other comprehensive income (net of tax)	35,527	—	—	—	35,527

Comprehensive income (loss)	$(27,600)	$(69,951)	$(596)	$70,547	$(27,600)

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 26, 2010

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Cash flows from operating activities:
Net cash (used) provided by operating activities	$(26,146)	81,073	$(48)	$—	$54,879
Cash flows from investing activities:
Capital expenditures	(3,151)	(12,453)	—	—	(15,604)
Net change in intercompany note receivable	69,202	—	—	(69,202)	—
Other, net	51	548	—	—	599

Net cash provided (used) by investing activities	66,102	(11,905)	—	(69,202)	(15,005)
Cash flows from financing activities:
Proceeds from notes	293,070	—	—	—	293,070
Increase in debt	134,156	—	—	—	134,156
Payment of debt	(466,625)	(21)	—	—	(466,646)
Debt issuance costs	(12,078)	—	—	—	(12,078)
Net change in intercompany loan	—	(69,202)	—	69,202	—
Other, net	203	(2)	48	—	249

Net cash (used) provided by financing activities	(51,274)	(69,225)	48	69,202	(51,249)

Net decrease in cash and cash equivalents	(11,318)	(57)	—	—	(11,375)
Cash and cash equivalents at beginning of year	31,691	1,541	—	—	33,232

Cash and cash equivalents at end of period	$20,373	$1,484	$—	$—	$21,857

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 27, 2009

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Cash flows from operating activities:
Net cash provided (used) by operating activities	$(6,085)	$15,509	$(14)	$—	$9,410
Cash flows from investing activities:
Capital expenditures	(2,407)	(9,218)	—	—	(11,625)
Net change in intercompany note receivable	16,097	—	—	(16,097)	—
Proceeds from sale of discontinued operations and investment	17,442	—	—	—	17,442
Collection of receivable note	—	5,000	—	—	5,000
Other, net	(1,019)	4,571	—	—	3,552

Net cash provided (used) by investing activities	30,113	353	—	(16,097)	14,369
Cash flows from financing activities:
Increase in debt	171,400	—	—	—	171,400
Payment of debt	(195,758)	(18)	—	—	(195,776)
Net change in intercompany loan	—	(16,097)	—	16,097	—
Other, net	166	—	14	—	180

Net cash (used) provided by financing activities	(24,192)	(16,115)	14	16,097	(24,196)

Net decrease in cash and cash equivalents	(164)	(253)	—	—	(417)
Cash and cash equivalents at beginning of year	5,593	1,549	—	—	7,142

Cash and cash equivalents at end of period	$5,429	$1,296	$—	$—	$6,725

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company is a diversified communications company located primarily in the southeastern United States and is committed to providing excellent local content in growth markets over multiple platforms, to continually developing new products and services that will stimulate audience and revenue growth, and to nurturing traditional audience viewership while embracing the expanding opportunities arising in the digital media arena. The Company is comprised of five geographic market segments (Virginia/Tennessee, Florida, Mid-South (which includes South Carolina, Georgia, Alabama, and Mississippi), North Carolina, and Ohio/Rhode Island) along with a sixth segment that includes interactive advertising services and certain other operations. The Company’s mission of being the leading provider of high-quality news, information and entertainment in the Southeast by continually building its position of strength in strategically located markets was enhanced by its evolution in July 2009, to geographic-based markets. By combining its resources in a designated geographic market under one leader, a leaner more cohesive structure thrives and more closely connects the Company to its customers and non-customers, accelerates the Company’s digital strategy, and facilitates streamlined decision-making.

The Company’s fiscal year ends on the last Sunday in December.

RESULTS OF OPERATIONS

The Company recorded a net loss of $10.7 million ($0.48 per share) and $31.7 million ($1.42 per share) in the third quarter and first nine months of 2010, respectively, compared to a net loss of $62.5 million and $63.1 million in the equivalent 2009 periods. The 2009 third quarter and nine-month period included an impairment charge and discontinued operations embedded within its results. The Company recorded an after-tax non-cash impairment charge of $64.8 million in the third quarter of 2009. See Note 7 of this Form 10-Q for a complete discussion regarding this impairment charge. In the second quarter of 2009, the Company completed the divestiture of a held-for-sale station, WCWJ in Jacksonville, Florida; in the third quarter of 2009, the Company also sold a small business magazine located in the Virginia/Tennessee Market. The Company recognized after-tax gains of $5.1 million in the first nine months of 2009 related to these divestitures. Their results were reported as discontinued operations and, excluding the above-mentioned gain, had limited impact on the Company’s results in 2009. See Note 4 of this Form 10-Q for additional details regarding prior-year discontinued operations.

In the third quarter of 2010, the Company had a loss from continuing operations before income taxes of $5.4 million as compared to a loss of $77.1 million in the comparable quarter of 2009; excluding the $84.2 million pretax impairment charge in 2009, income from continuing operations before income taxes was $7.2 million in the third quarter. This quarter-over-quarter decline was accounted for by higher interest expense and increased operating costs. Interest costs rose 62%, reflecting the new financing structure put into place in February 2010; see the Liquidity section of this Form 10-Q for a further discussion. Despite a 3% increase in revenues, segment operating income decreased 4% in the third quarter from the similar prior-year quarter. Segment operating costs were up 4% due primarily to higher employee compensation costs as the third quarter of 2009 reflected 4 days of furlough and the third quarter of 2010 included the expense associated with the reimbursement to employees of 2 days furlough time (which was paid to the employees early in the fourth quarter). Corporate expense was up $3.1 million primarily because 2009 included a $2 million gain resulting from the final freeze on a retirement plan and the impact of employee furlough days. Additionally, total operating costs in 2009 were favorably impacted by a $1.9 million gain associated with an insurance recovery and substantially higher gains on fixed assets sales. Income taxes of $5.3 million in the third quarter of 2010, as compared to an income tax benefit of $16.7 million in the equivalent quarter of 2009, were the result of several matters, most notably a non-cash “naked credit”, all of which are described in the Income Taxes section of this Form 10-Q.

The Company recorded a loss from continuing operations before income taxes of $16.7 million in the first nine months of 2010, as compared to $96 million loss in the equivalent prior-year period; excluding the $84.2 million pretax impairment charge in 2009, loss from continuing operations before income taxes was $11.8 million in the first nine months of 2009. The largest factor contributing to the year-over-year increased loss was a 70% rise in interest costs for reasons similar to those detailed above in the third quarter discussion. Corporate expense was up $3.6 million due to the combined impact of the furlough program and the inclusion in 2009 of a $2 million gain from the final freeze on a retirement plan. Additionally, there were several singular 2009 gains similar to those discussed in the preceding paragraph. Offsetting these items were considerable expense savings in the areas of compensation and newsprint costs, combined with other successful cost management efforts that yielded a 4% reduction in segment operating expense. Income taxes of $14.9 million in the first nine months of 2010, as compared to an income tax benefit of $27.6 million in the equivalent period of 2009, were primarily the result of the non-cash “naked credit” issue and more fully described in the Income Taxes section of this Form 10-Q.

SEGMENT RESULTS

Revenues

Revenues are grouped primarily into five major categories: Local, National, Political, Classified, and Subscription/Content/Circulation (which includes newspaper circulation, broadcast retransmission revenues, and interactive subscription and content revenues). The following chart summarizes the total consolidated period-over-period changes in these select revenue categories:

Change in Market Revenue by Major Category

2010 versus 2009

	Third Quarter Change		Year-to-date Change
(In thousands)	Amount	Percent	Amount	Percent
Local	$(563)	(0.7)	$(978)	(0.4)
National	2,375	9.0	4,283	5.2
Political	8,129	NM	15,209	NM
Classified	(2,059)	(9.1)	(6,813)	(9.7)
Subs/Content/Circulation	(833)	(3.8)	380	0.6

“NM” is not meaningful.

Robust Political advertising and an underlying firming in television transactional advertising contributed to higher total revenues in the third quarter (up 3%) and first nine months (up 2%) of 2010, as compared with the prior year’s equivalent periods. Strong Political and solid National advertising more than offset lower Local and Classified advertising. Subscription/Content/Circulation revenues stalled in the third quarter due to decreased newspaper circulation (lower home delivery and single copy sales), but remained up in the first nine months of 2010 as a 20% rise in cable and satellite retransmission revenues more than offset a 4% decrease in newspaper circulation revenues. While not yet a major revenue category, the Company’s Printing/Distribution operations have continued to expand and are becoming an increasingly important contributor to overall revenues.

Revenues in the Virginia/Tennessee Market fell 4% and 3% in the third quarter and first nine months of 2010 as compared to the prior year. With the exception of Political, advertising dollars were down across all categories. Classified advertising was down 6% in both the quarter and year–to-date. National advertising fell 9% and 16% in the quarterly and year-to-date periods, while Local advertising was off approximately 3% in both periods. Revenues from third-party printing and distribution produced double digit growth.

Revenues in the Florida Market increased 7% in the third quarter and decreased 2% in the year to date of 2010 from equivalent prior-year periods. The Company’s Florida operations have benefited from political advertising, as indicated by its quarter-over-quarter revenue increase, and despite the continued soft housing market and high unemployment in the Tampa Bay area. Political advertising was robust as a result of Florida’s hotly contested gubernatorial, congressional, and attorney general races, combined with issue spending. National advertising improved 2% to 3% in the quarter and first nine months of 2010 due primarily to image ads run by BP regarding the oil spill in the Gulf of Mexico. Despite these period-over-period revenue improvements, Classified and Local advertising declines were still more than offsetting in the first nine months of 2010. Classified advertising (down 18% and 22% in the quarter and year to date, respectively) suffered across all categories, while Local advertising was down less than 4% in both periods.

Revenues in the Mid-South Market increased 10% in the both the third quarter and first nine months of 2010 due to strong Political advertising (resulting from both primary and general election spending) and solid Local advertising growth (up more than 5% in the quarter and year to date). Local advertising benefited from certain first-quarter events (the Super Bowl and Winter Olympics), along with year-over-year strength in the automotive and tourism advertising categories. Increases in National advertising of 11% in the quarter and 4% in the year to date more than offset lower Classified advertising which fell 8% and 6% in the equivalent periods.

Revenues in the North Carolina Market declined 4% and 2% in the third quarter and first nine months of 2010 from similar 2009 periods. Increases in National advertising were unable to overcome weak Local advertising (down 6% and 5% in the quarter and year to date, respectively) and Classified advertising (off 6% and 3% in equivalent periods). Counter to trend, Political advertising was down slightly in the third quarter due predominately to the absence of hotly contested races in the state; however, Political advertising increased moderately in the year-to-date period due primarily to higher issue spending earlier in the year.

Revenues in the Ohio/Rhode Island Market increased 19% and 17% in the third quarter and first nine months of 2010 compared to the equivalent prior-year periods. This is the Company’s only geographic market which does not include any newspapers and is therefore less influenced by Classified advertising; rather it is more affected by the ebb and flow of Political and Olympic revenues in corresponding odd and even-numbered years. Both of this Market’s television stations are NBC affiliates and, consequently, reaped the full benefit of 2010 Winter Olympics advertising. Political and National advertising were the largest contributors to the Segment’s revenue improvement. Political advertising advances were the result of gubernatorial and congressional elections, combined with intense issue spending. National advertising continued to thrive on the strength of the automotive, furniture, and grocery categories. Local advertising made a comeback from the second quarter, increasing 3% and 5% in the third quarter and first nine months of 2010, respectively.

Operating Expenses

Over the past few years, the Company has reacted to the challenging advertising environment by reducing costs across all markets while achieving greater efficiencies and implementing aggressive actions to better align expenses with current economic opportunities. In the first nine months of the year, cost-containment efforts resulted in a 4% reduction (excluding the $84.2 million impairment charge, gain on insurance recovery, curtailment gain from freezing a retirement plan and gain on sale of fixed assets) in operating expense as compared to the similar period of 2009. However, the third quarter of 2010 generated a 3% rise (excluding the impairment charge, gain on insurance recovery, curtailment gain from freezing a retirement plan and gain on sale of fixed assets) in operating costs due primarily to the impact of employee furlough days. Workforce reductions (largely undertaken in the first half of 2009) across the entire Company were instrumental in aligning expenses with the prevailing economic environment. The Company’s results included pretax severance costs of $.7 million and $1.1 million in the third quarter and first nine months of 2010, respectively, and $.2 million and $6.2 million for the equivalent periods of 2009. However, 2009 also included lower salary costs as a result of mandatory furlough days for employees (four days in the third quarter and eleven days in the first nine months of the year). Company-wide employee compensation expense rose 6% in the third quarter and decreased 3% in the first nine months of 2010 from the prior year. Newsprint expense fell 2% and 34% in the third quarter and first nine months of 2010 from the prior year due to a substantial reduction in consumption because of lower advertising linage, decreased circulation volumes, web-width reductions and concerted conservation efforts. For the year-to-date period, average cost per ton for newsprint was 18% lower than the first nine months of 2009. In the third quarter of 2010, newsprint price per ton was 6% higher than the prior year, reflecting the increase in prices during 2010. Additionally, depreciation expense was down (due primarily to lower capital expenditures) approximately 11% in both the third quarter and first nine months of 2010.

Operating costs rose across all markets in the third quarter and, with the exception of the Mid-South Market, declined in all markets during the first nine months of 2010. Employee compensation was the seemingly contradictory force behind both of these fluctuations. In the third quarter, higher employee compensation drove the increase due in large part to the impact of furlough days on 2010. The year-to-date decrease in company-wide employee compensation was due to a $5.1 million year-over-year decline in severance costs, reduced headcount, reduced healthcare costs, and the absence of certain first-quarter employee benefits such as the Company’s suspended 401(k) match.

Operating expenses in the Virginia/Tennessee Market increased 4% in the third quarter and decreased 5% in the first nine months of 2010 from the equivalent periods of 2009. In the quarter, a 5% reduction in newsprint cost was unable to offset a 4% increase in compensation expense. In the first nine months of 2010, approximately three-quarters of the overall expense decrease was attributable to lower compensation expense (down 9%); a 33% reduction in newsprint costs was responsible for the majority of the remaining decrease.

Operating expenses in the Florida Market were up 3% in the third quarter and decreased 8% in the first nine months of 2010 from the same periods in 2009. Higher compensation expense (up 7%) and newsprint costs (up 2%) were responsible for the Market’s increased operating expenses in the quarter. Quite the reverse was true for the first nine months of 2010 as a 7% decrease in compensation costs combined with a 38% drop in newsprint expense to produce the year-over-year cost reduction in the market.

Operating expenses in the Mid-South Market rose 7% in the third quarter of 2010 and, running counter to trend, also rose 2% in the first nine months of the year. The Market’s increased period-over-period expenses were primarily the result of higher employee compensation (up 11% and 3% in the third quarter and first nine months of 2010, respectively) due to the impact of furlough days and to increased commissions which grew proportionately with the Market’s strong revenue growth. The Market also incurred several singular expenses in the third quarter totaling over $500,000 related to repairs and maintenance and write-offs. As in most markets, newsprint cost rose (up 11%) in the third quarter and remained down (19%) in the first nine months of the year, while lower depreciation costs helped to mitigate the overall increase of market operating expense.

Operating expenses in the North Carolina Market rose 4% in the third quarter and decreased 5% in the first nine months of 2010 as compared to 2009’s equivalent periods. In the quarter, a 7% reduction in newsprint cost was unable to offset a 5% increase in compensation expense. In the first nine months of 2010, a 7% drop in employee compensation combined with a 33% decline in newsprint expense to produce the Market’s overall cost savings.

Operating expenses in the Ohio/Rhode Island Market were up 5% in the third quarter and down 1% in the first nine months of 2010. The rise in quarter-over-quarter costs resulted from several small increases including higher programming, editorial and content costs and in employee compensation costs. In the year to date, an 8% drop in employee compensation costs was the largest component of the Market’s overall cost reduction, offset by small increases in a variety of other expense categories, including outside services, programming and travel and entertainment. The remaining savings were achieved primarily through concerted efforts to manage departmental spending.

ADVERTISING SERVICES & OTHER

Advertising Services & Other (ASO) primarily includes:

•	Blockdot - a leading advergaming business;

•	Dealtaker.com - an online social shopping portal;

•	NetInformer - a leading provider of mobile advertising and marketing services;

•	Production Services - comprised primarily of a provider of broadcast equipment and studio design services.

Revenue in ASO decreased 6% in the third quarter and was comprised of revenue declines of 35% at Blockdot (attributable to fewer advergaming projects) and 12% at Dealtaker (due to lower placement within search engine results), partially offset by a 29% increase in revenues in the Production Services operations due to higher sales and installation of broadcast equipment. In the first nine months of the year, revenues declined 5% due to a 22% revenue decrease at Blockdot (for a similar reason as in the quarter) and to the absence of certain products which are now either being managed in their respective geographic market or have been discontinued. Dealtaker.com grew its revenues by 9% in the year-to-date period of 2010, reflecting higher spending per visit.

Operating expenses increased 11% in the third quarter and decreased 5% in the first nine months of 2010 primarily due to higher compensation costs in the quarter and lower compensation costs in the year to date. This seemingly contradictive result was consistent with most of the geographic markets as well.

Operating Profit (Loss)

The following chart shows the change in operating profit by market. The period-over-period movement in market operating profit was driven by the underlying fluctuations in revenue and expense as detailed in the previous discussions.

Change in Market Operating Profits

2010 versus 2009

	Third Quarter Change		Year-to-date Change
(In thousands)	Amount	Percent	Amount	Percent
Virginia/Tennessee	$(3,275)	(30.7)	$1,458	6.1
Florida	1,528	NM	7,136	NM
Mid-South	1,551	28.3	8,753	69.9
North Carolina	(1,481)	NM	1,242	91.7
Ohio/Rhode Island	1,917	76.4	6,143	117.1
Adv. Services & Other	(1,046)	(68.4)	(86)	(3.0)
Eliminations	(6)	NM	38	(82.6)

Total	$(812)	(3.7)	$24,684	56.5

In the third quarter, robust Political advertising revenues and solid National advertising were unable to offset a 4% increase in segment operating expense, producing a segment operating profit that was down 4%. In the first nine months of 2010, segment operating profit increased 57% as compared to the prior year as a result of reduced expense and robust Political spending across most segments along with higher revenues from strong Local and National advertising in the Mid-South and Ohio/Rhode Island Markets. In the year to date, all segments except Advertising Services made meaningful contributions to the improved year-over-year operating results, with the Florida Market converting a 2009 nine-month operating loss into an operating profit in the first nine months of 2010.

INTEREST EXPENSE

Interest expense increased $6.5 million and $22.2 million in the third quarter and first nine months of 2010 from the prior-year equivalent periods as a direct result of the Company’s new financing structure that was completed in February 2010. Approximately one-quarter of the year-over-year increase in interest expense was attributable to debt issuance costs totaling $5.5 million that were immediately expensed upon entering into the financing structure. A $55 million decline in average debt levels in the third quarter of 2010 as compared to 2009 only partially mitigated a 430 basis point increase in the average interest rate. A $59 million decline in average debt levels in the first nine months of 2010 as compared to 2009, minimally offset a 370 basis point increase in the average interest rate (excluding the impact of debt issuance costs immediately expensed). See the Liquidity section of this Form 10-Q for a more detailed discussion of the new financing structure.

In the third quarter of 2006, the Company entered into three interest rate swaps (where it pays a fixed rate and receives a floating rate) to manage interest cost and cash flows associated with variable interest rates, primarily short-term changes in LIBOR, not to trade such instruments for profit or loss. The interest rate swaps are carried at fair value based on a discounted cash flow analysis (predicated on quoted LIBOR prices) of the estimated amounts the Company would have received or paid to terminate the swaps. These interest rate swaps were cash flow hedges with notional amounts originally totaling $300 million; swaps with notional amounts of $100 million matured in 2009, and $200 million will mature in 2011. Changes in cash flows of the interest rate swaps offset changes in the interest payments on the Company’s bank debt. These swaps effectively convert the Company’s variable rate bank debt to fixed rate debt with a weighted average interest rate approximating 9.9% at September 26, 2010.

INCOME TAXES

The Company recorded income tax expense of $5.3 million and $14.9 million in the third quarter and first nine months of 2010 as compared to an income tax benefit of $16.7 million and $27.6 million for the same periods in 2009. The Company’s tax provision for both the current and prior-year periods had an unusual relationship to the pretax loss from continuing operations primarily due to the existence of a full deferred tax asset valuation allowance at the beginning of both periods. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. The tax expense recorded in the third quarter of 2010 reflects the accrual of an additional $7.5 million ($22.5 million for the first nine months of 2010) valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that is not available to offset existing deferred tax assets (termed a “naked credit”); these accruals were partially offset by a $1.5 million ($2.9 million in the year to date) tax refund related to the Company’s 2009 net operating loss (NOL) carryback claim, as well as a $.7 million ($3.9 million in the year to date) tax benefit related to the intraperiod allocation to items in Other Comprehensive Income (OCI). The year-to-date tax expense was further benefited by a favorable adjustment to the reserve for uncertain tax positions. Last year’s $16.7 million and $27.6 million benefit related primarily to the non-cash impairment charge and also included $3.6 million in the year-to-date from a favorable determination concerning a state tax issue. The Company expects the remaining non-cash naked credit of approximately $7.5 million to affect income tax expense in the fourth quarter of 2010; other tax adjustments and intraperiod tax allocations that are difficult to forecast may also affect the fourth quarter of the year. A full discussion of the naked credit issue is discussed in Note 3 of Item 8 of the Company’s Form 10-K for the year ended December 27, 2009.

LIQUIDITY

Net cash generated from operating activities grew to $54.9 million in the current period from $9.4 million in the first nine months of 2009. The Company received a tax refund in April of approximately $26 million, the majority of which was used to reduce debt. Higher cash flow generation by the operating segments was another significant contributor. During 2010, the Company made retirement plan contributions of $20 million, paid debt issuance costs of $12 million, made capital expenditures of $15.6 million and reduced debt by $39 million.

Over the past several years the overall economy has been faced with a recession and a credit crisis, both of which have had a direct impact on the Company. In February 2010, the Company established a new financing structure that is expected to serve its needs for the next several years. The Company simultaneously amended and extended its bank debt and issued Senior Notes in a private placement. The proceeds from the Senior Notes, which mature in 2017, were used to pay down existing bank credit facilities. At the same time, the maturity of the bank facility was extended to March 2013; the revised operating covenants under the agreements provide additional financial flexibility for the Company. The steps that the Company has taken to lower its debt levels in recent years and the implementation of the financing structure should allow the Company the flexibility necessary to operate within the debt covenants at a cost the Company believes to be manageable. The Company fully expects to be in compliance with the debt covenants in both the near and long term due to the lower debt levels and improved operating results.

As of September 26, 2010, the Company has in place with its lendors a fully-drawn $380 million term loan, and a $70 million revolving credit line with nothing outstanding. Additionally, the Company has 11.75% Senior Notes with a par value of $300 million that were sold at a discount. The amended bank credit facilities mature in March 2013 and bear an interest rate of LIBOR plus a margin (4.6% at the close of the third quarter) based on the Company’s leverage ratio, as defined in the agreement. Total debt outstanding was $673 million on September 26, 2010. The agreements have two main financial covenants: a leverage ratio and a fixed charge coverage ratio which involve debt levels, interest expense as well as other fixed charges, and rolling four-quarter calculations of EBITDA – all as defined in the agreements. These ratios position the Company to emerge solidly from the economic downturn. The Company has pledged its cash and assets as well as the stock of its subsidiaries as collateral; the Company’s subsidiaries also guaranteed the debt securities of the parent company. Additionally, there are restrictions on the Company’s ability to pay dividends (none are allowed in 2010 or 2011), make capital expenditures and retirement plan contributions above certain levels, repurchase its stock, and engage in certain other transactions such as making investments or entering into capital leases above certain preset levels.

OUTLOOK

Although the outlook for improvement in the economy in the final quarter of 2010 remains uncertain, advertising spending patterns continued to show signs of improvement in the first nine months of the year, particularly in the Mid-South and Ohio/Rhode Island Markets. The Company expects total revenue growth to continue in the fourth quarter, especially at its broadcast television stations due to additional advertising revenues from Political spending in this even-numbered year. However, higher interest expense and expected non-cash income tax expense will also have an impact on the bottom line. Furthermore, fourth-quarter expenses are expected to increase due to the absence of prior-year furlough savings, higher newsprint prices, and costs to support new revenue initiatives. Together, these higher expenses are expected to virtually offset revenue increases. The Company plans to continue to seize new opportunities and develop new revenue streams in the increasingly important realm of digital media. The Company recently extended its partnerships for Yahoo! display and Zillow real estate advertising to several television markets and announced a new partnership for locally branded daily deals with Groupon. The Company’s enhanced financial flexibility should position it to capitalize on an improving economy and to build shareholder value over the long term.

Non-GAAP Financial Metrics

The Company has presented the following non-GAAP financial metrics in Management’s Discussion and Analysis: income (loss) from continuing operations excluding the after-tax effect of impairment charges, operating costs excluding impairment charges, gain on insurance recovery, freeze on retirement plan and gain on fixed asset sales and operating costs excluding impairment charges. The Company believes these metrics are useful to shareholders and investors in understanding the Company’s financial results due to the outsized impact that impairment charges have had on the Company’s consolidated statements of operations. Specifically, the Company believes these metrics help investors and shareholders evaluate the effect the Company’s cost-cutting initiatives have had on its financial performance. A reconciliation of these non-GAAP financial metrics to amounts on the consolidated statements of operations is included in the charts that follow:

(in thousands, except percentages)	Three Months Ended September 27, 2009	Nine Months Ended September 27, 2009
Loss from continuing operations before income taxes	$(77,050)	$(95,984)
Goodwill and other asset impairment	84,220	84,220

Income (loss) from continuing operations excluding impairment charge	$7,170	$(11,764)

	Three Months Ended September 26, 2010	Three Months Ended September 27, 2009
Operating costs	$151,751	$225,691
Goodwill and other asset impairment	—	(84,220)
Gain on insurance recovery	—	1,915
Curtailment gain from freezing a retirement plan	—	2,049
Gain on fixed asset sales	36	2,355

Operating costs excluding impairment charge, gain on insurance recovery, freeze on retirement plan and gain on fixed asset sales	$151,787	$147,790

Percentage change from previous year	3%

	Nine Months Ended September 26, 2010	Nine Months Ended September 27, 2009
Operating costs	$451,783	$546,119
Goodwill and other asset impairment	—	(84,220)
Gain on insurance recovery	—	1,915
Curtailment gain from freezing a retirement plan	—	2,049
Gain on fixed asset sales	394	3,832

Operating costs excluding impairment charge, gain on insurance recovery, freeze on retirement plan and gain on fixed asset sales	$452,177	$469,695

Percentage change from previous year	(4%)

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

Some significant factors that could affect actual results include: the effect of the economy on advertising demand, interest rates, the availability of newsprint, changes to accounting standards, health care cost trends and regulations, a natural disaster, the level of political advertising, and regulatory rulings and laws.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Annual Report on Form 10-K for the year ended December 27, 2009, details our disclosures about market risk. As of September 26, 2010, there have been no material changes in the Company’s market risk from December 27, 2009.

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

MEDIA GENERAL, INC.

DATE: November 4, 2010	/s/ Marshall N. Morton
Marshall N. Morton President and Chief Executive Officer

DATE: November 4, 2010	/s/ John A. Schauss
John A. Schauss Vice President - Finance and Chief Financial Officer