Form 10-K
period 2010-12-26
MEDIA GENERAL INC
filed 2011-02-24
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting stock held by nonaffiliates of the registrant, based upon the closing price of the Company’s Class A Common Stock as reported on the New York Stock Exchange, as of June 27, 2010, was approximately $237,959,000.

The number of shares of Class A Common Stock outstanding on January 30, 2011, was 22,471,569. The number of shares of Class B Common Stock outstanding on January 30, 2011, was 548,564.

The Company makes available on its website, www.mediageneral.com, its audited annual financial statements, annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as soon as reasonably practicable after being electronically filed with the Securities and Exchange Commission.

Part III incorporates information by reference from the proxy statement for the Annual Meeting of Stockholders to be held on April 28, 2011.

Index to Media General, Inc.

Annual Report on Form 10-K for the Year Ended December 26, 2010

Part I

Item 1.	Business

General

Media General, Inc. (the Company) is a leading provider of proprietary local news and information over multiple media platforms principally in leading small- and mid-size communities throughout the Southeastern United States. The Company owns three metropolitan and 20 community newspapers and 18 network-affiliated broadcast television stations. Each newspaper and television station has a full-service associated website. The Company’s television stations are mostly ranked number one or two in their respective markets, and its newspapers are the number one print brand in virtually all of their respective markets. The Company’s websites are fast growing and attract new audience and advertisers every year.

The Company was founded in 1850 as a newspaper company in Richmond, Virginia, and later diversified into broadcast television. The Company has grown through acquisition, mostly by purchasing high-quality, privately-owned local media entities in the Southeast. The Company was incorporated in Virginia and became a public company in 1969. The Company has approximately 4,650 full-time equivalent employees.

The Company’s revenues are derived mostly from advertising that is placed with its leading local media platforms to connect its advertisers to the audiences they seek to reach. The Company’s business is seasonally the strongest in the holiday-intensive fourth and second quarters.

Increasingly the Company’s online content is accessed by multiple mobile devices, and the Company distributes news and advertising content to mobile devices on demand. In addition, the Company has been adding new interactive advertising services to its product mix. These include interactive games used by advertisers for branding and promotion and a leading shopping and coupon website called DealTaker.com. The Company owns approximately 200 specialty publications targeted at specific communities of interest and most have an associated website.

In 2009, the Company shifted its management structure from a product-based structure to a market-based structure. This change brought all platforms within a given market under the responsibility of a single leader. By eliminating platform-bias in decision making, the Company is accelerating its digital strategy and increasing its speed to market with customer-focused solutions. This capability is critical at a time when technology and customer preferences are constantly and rapidly changing. The Company also has moved aggressively to transform its sales force to focus on all of its platforms in a market, thereby providing a total media solution to advertisers. For financial information related to the Company’s segments, see Note 6 in Item 8 of this Form 10-K. Additional information related to each of the Company’s segments is included below.

Geographic Operations

The Company’s geographic operations as of December 26, 2010, included newspapers, television stations and websites in contiguous markets as shown on the following map:

Virginia/Tennessee

The Virginia/Tennessee Market consists of eight daily newspapers and two TV stations. For the year ended December 26, 2010, the Virginia/Tennessee Market generated $192 million in revenue and $36 million in operating profit, or 28% and 32% of total Company revenue and segment operating profit, respectively.

Daily Newspapers:

		Circulation (000s)*
Daily Newspapers (1)	Market	Daily	Sunday
Richmond Times-Dispatch	Richmond, VA	121	168
The News & Advance	Lynchburg, VA	28	34
Bristol Herald Courier	Bristol, VA	27	31
The Daily Progress	Charlottesville, VA	23	25
Danville Register & Bee	Danville, VA	15	18
News & Messenger	Prince William County, VA	14	13
Culpeper Star-Exponent	Culpeper, VA	6	6
The News Virginian	Waynesboro, VA	6	6

		240	301

*	All Circulation data represents average net paid circulation for the annual period ended December 2010.
(1)	Also included in this market are two newspapers (Eden News (Eden, NC) and The Reidsville Review (Reidsville, NC)) that publish three times a week.

Television Operations**:

Market	Market Rank	Station	Affiliation	Station Rank	Audience % Share	Expiration Date of Primary Network Agreement
Roanoke-Lynchburg, VA	66	WSLS	NBC	3	10%	1/1/2012
Tri-Cities, TN-VA	91	WJHL	CBS	2	13%	12/31/2014

**	Source: The Nielsen Company (November 2010)

Florida

The Florida Market consists of three daily newspapers and one TV station. For the year ended December 26, 2010, the Florida Market generated $157 million in revenue and $11 million in operating profit, or 23% and 10% of total Company revenue and segment operating profit, respectively.

Daily Newspapers:

		Circulation (000s)*
Daily Newspapers	Market	Daily	Sunday
The Tampa Tribune	Tampa, FL	151	252
Hernando Today	Brooksville, FL	2	3
Highlands Today	Sebring, FL	3	3

		156	258

*	All Circulation data represents average net paid circulation for the annual period ended December 2010.

Television Operations**:

Market	Market Rank	Station	Affiliation	Station Rank	Audience % Share	Expiration Date of Primary Network Agreement
Tampa, FL	14	WFLA	NBC	1 (Tied)	7%	1/1/2012

**	Source: The Nielsen Company (November 2010)

Mid-South

The Mid-South Market consists of four daily newspapers and eleven TV stations. For the year ended December 26, 2010, the Mid-South Market generated $166 million in revenue and $36 million in operating profit, or 24% and 32% of total Company revenue and segment operating profit, respectively.

Daily Newspapers:

		Circulation (000s)*
Daily Newspapers	Market	Daily	Sunday
Dothan Eagle	Dothan, AL	29	30
Morning News	Florence, SC	24	28
Opelika-Auburn News	Opelika, AL	14	14
Jackson County Floridan	Marianna, FL	5	5

		72	77

*	All Circulation data represents average net paid circulation for the annual period ended December 2010.

Television Operations**:

Market	Market Rank	Station	Affiliation	Station Rank	Audience % Share	Expiration Date of Primary Network Agreement
Greenville, SC/Spartanburg, SC	36	WSPA	CBS	1	11%	6/30/2015
Asheville, NC	36	WYCW	CW	5	2%	9/17/2011
Birmingham, AL	40	WVTM	NBC	4	6%	1/1/2012
Mobile, AL/Pensacola, FL	60	WKRG	CBS	1	13%	4/2/2015
Jackson, MS	90	WJTV	CBS	2	14%	12/31/2014
Savannah, GA	96	WSAV	NBC	2	9%	1/1/2012
Charleston, SC	98	WCBD	NBC	2	10%	1/1/2012
Myrtle Beach/Florence, SC	104	WBTW	CBS	1	18%	6/30/2015
Augusta, GA	114	WJBF	ABC	2	15%	6/30/2014
Columbus, GA	127	WRBL	CBS	2	12%	3/31/2015
Hattiesburg, MS	167	WHLT	CBS	2	7%	8/31/2015

**	Source: The Nielsen Company (November 2010)

North Carolina

The North Carolina Market consists of five daily newspapers and two TV stations. For the year ended December 26, 2010, the North Carolina Market generated $78 million in revenue and $5.5 million in operating profit, or 12% and 5% of total Company revenue and segment operating profit, respectively.

Daily Newspapers:

		Circulation (000s)*
Daily Newspapers (1)	Market	Daily	Sunday
The Winston-Salem Journal	Winston-Salem, NC	64	80
Hickory Daily Record	Hickory, NC	17	20
Statesville Record & Landmark	Statesville, NC	12	14
The News Herald	Morganton, NC	7	8
The McDowell News (2)	Marion, NC	4	4

		104	126

*	All Circulation data represents average net paid circulation for the annual period ended December 2010.
(1)	Also included in this market is one newspaper (Concord Independent Tribune (Concord/Kannapolis, NC)) that publishes three times a week.
(2)	The McDowell News began publishing a Sunday edition in August 2010. Sunday circulation shown above represents average net paid circulation for the period during which the Sunday edition was published.

Television Operations**:

Market	Market Rank	Station	Affiliation	Station Rank	Audience % Share	Expiration Date of Primary Network Agreement
Raleigh-Durham, NC	25	WNCN	NBC	4	3%	1/1/2012
Greenville, NC	101	WNCT	CBS	3	12%	12/31/2014

**	Source: The Nielsen Company (November 2010)

Ohio/Rhode Island

The Ohio/Rhode Island Market consists of two TV stations. For the year ended December 26, 2010, the Ohio/Rhode Island Market generated $62 million in revenue and $21 million in segment operating profit, or 9% and 18% of total Company revenue and operating profit, respectively.

Television Operations**:

Market	Market Rank	Station	Affiliation	Station Rank	Audience % Share	Expiration Date of Primary Network Agreement
Columbus, OH	34	WCMH	NBC	3	9%	1/1/2012
Providence/New Bedford, RI	53	WJAR	NBC	1	13%	1/1/2012

**	Source: The Nielsen Company (November 2010)

Advertising Services & Other

Advertising Services & Other consists of several digital media enterprises. The segment focuses on driving audience and revenue growth by serving customers with innovative products in digital media. In April of 2008, the Company acquired DealTaker.com, a Texas-based online social shopping and coupon site, which specializes in driving online shoppers to merchant sites in exchange for sales-based commissions. Also in 2008, the Company acquired NetInformer, a California-based mobile marketing and advertising services provider. The Company owns Blockdot, Inc., a Texas-based advergaming and branded entertainment company, which serves major brands with creative and innovative gaming and messaging solutions. Collectively, these enterprises comprise the Company’s Advertising Services Group. The enterprises within the Advertising Services Group generate revenue from advergame production, shopping and coupons, business and mobile marketing and other advertising services. Additionally, the Company’s Professional Communications Systems operating unit derives revenue from the sale and integration of broadcast equipment to third parties including other broadcasters, corporate and governmental enterprises, and colleges and universities. For the year ended December 26, 2010, the Advertising Services & Other segment generated $25 million in revenue and $3.1 million in operating profit or 4% and 3% of total Company revenue and segment operating profit, respectively.

Broadcast Regulation

Television broadcasters have implemented the transition from analog to digital technology in accordance with a mandated conversion timetable established by Congress and, as of June 12, 2009, the FCC required all full-power broadcast television stations in the United States to terminate analog service and offer only digital television broadcast service.

All of the Company’s stations are broadcasting a digital signal and are operating with final, full post-digital transition facilities. As a result of the digital transition and the adoption of a digital mobile standard, television broadcast stations can provide mobile digital television in addition to traditional free, over-the-air programming that is now delivered in standard or high definition. The Company expects mobile television to increase its viewership and generate additional revenues; however, the Company expects this to occur slowly over the next several years. The Company is a founding member of a group of local and national broadcasters working to develop over-the-air television for mobile devices in several U.S. markets. The Company is currently providing mobile television service in Columbus, Ohio, and Tampa, Florida and plans to launch it in several more markets in the next year.

On December 18, 2007, the FCC adopted a revised media ownership rule regulating the common ownership of a newspaper and a television station in the same market. The FCC amended the 1975 absolute ban on newspaper/broadcast cross-ownership by adopting waiver standards that would presumptively allow a newspaper to own one television station or one radio station in the 20 largest markets, subject to certain limitations. The amended waiver criteria also presume that all other newspaper/broadcast combinations in all other markets will not be in the public interest, but this presumption can be overcome if the applicant can show, based on criteria prescribed by the FCC, that either media property is “failed” or “failing,” or if the transaction will result in a new source of news in the market. These new cross-ownership regulations modify the ban that had remained in place as a result of a stay imposed by the United States Court of Appeals for Third Circuit (the “Third Circuit”) in 2003. In addition, the FCC announced that it would grant permanent waivers to the existing newspaper/broadcast combinations that were grandfathered in conjunction with adoption of the 1975 rule and certain combinations that involve one newspaper and one broadcast property in the same market. As a result of these actions, the FCC granted or continued permanent waivers to the Company’s combined newspaper-television operations in the following television markets: Tampa, Florida; Tri-Cities (Tennessee and Virginia); Myrtle Beach-Florence, South Carolina; and Columbus, Georgia. The Company’s newspaper-television partnership in Roanoke/Lynchburg/Danville, Virginia does not require an FCC waiver. Some parties sought judicial review of the FCC’s December 18, 2007, order modifying its waiver standards and granting the Company’s permanent waivers, and that proceeding is now pending before the Third Circuit with oral argument scheduled for February 24, 2011. Some parties also petitioned the FCC to reconsider its decision to modify the waiver standards and to grant the Company’s permanent waivers, and those petitions remain pending at the FCC. Other parties have asked the full FCC to review a decision of the FCC’s Media Bureau granting renewals of licenses for these stations on the ground that petitions against these applications raising cross-ownership concerns had been mooted by the FCC’s decision to grant waivers to these combinations in December 2007.

Although the Company is gratified that the FCC has provided permanent waivers to the stations operating in four of its convergence markets, the Company will continue to press for cross-ownership relief in all markets, regardless of size.

Newspaper and Television Affiliated Websites

The Company operates websites affiliated with each of its newspapers and television stations. Content is typically delivered first on the websites, is frequently updated, and is complementary to its newspaper and television offerings. Online revenues from these websites are derived primarily from local and national advertising, as well as various classified products, display and sponsorship advertisements. The Company continues to direct additional resources on the online-only products available for customers.

Strategic Partnerships

In November 2006, the Company entered into a ten-year strategic partnership with Yahoo!, Inc., as a founding member of a groundbreaking national consortium of more than 30 media companies representing more than 800 newspapers. Since then, the Company transitioned the online career sections of its daily newspapers to the Yahoo! HotJobs platform. The Company also integrated search capability and began distributing targeted local content across Yahoo!’s network of sites. The Company has plans to fully roll-out Yahoo!’s state-of-the-art ad serving and management platform, which will provide Media General advertisers with the ability to reach larger audiences with greater targeting opportunities. In early 2010, Yahoo!, Inc. sold its HotJobs recruitment site to competing Monster.com. The Company began selling recruitment advertising co-branded with Monster in the first quarter of 2011. The Company will retain its relationship with Yahoo! with regard to the sharing of content, search, and targeted display advertising in addition to the ad serving and management platform, the latter of which has contributed significantly to the growth of digital media revenue. The Company also works with Zillow, Inc., the premier Internet real estate company, in a fashion similar to the Yahoo! partnership. The Company expects both Internet partnerships to drive audience and profitable revenue growth for years to come.

In late 2008, the Company acquired NetInformer to provide a solid base on which to initiate a focus on mobile advertising. Consequently, over the past year, mobile advertising revenue within Company markets has increased, and NetInformer is poised to focus on additional growth outside of the Company’s markets. In addition, the Company continues to partner with many third parties to provide more compelling content, infrastructure and operability to facilitate the efficient delivery of both advertising and content in varying ways to enable audience growth.

Publishing Raw Materials

The primary raw material the Company uses in its publishing operations is newsprint, which is purchased at market prices from various Canadian and United States sources, including SP Newsprint Co. (SPNC), in which the Company sold its one-third equity interest in the second quarter of 2008. The Company’s publishing operations consumed approximately 49 thousand short tons of newsprint in 2010 of which 42 thousand short tons were purchased from SPNC. The Company believes that sources of supply under existing arrangements, including a commitment to purchase 35 thousand short tons from SPNC, continue to be adequate in 2011. The Company is also committed to purchase a minimum of approximately 35 thousand tons of newsprint from SPNC in 2012 and 2013.

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

The Company’s revenue is primarily driven by advertiser spending, which is generally lower in the first and third fiscal quarters as consumer activity slows during those periods. Additionally, advertising revenue for broadcast stations tends to be higher in even-numbered years, when both political and Olympics coverage occurs. The level of advertising revenue across all markets is also dependent on a variety of factors including:

•	economic conditions in the Southeast, particularly in Tampa, Florida, Richmond, Virginia, and central North Carolina;

•	changes in the makeup of the population in the Company’s markets;

•	competition from other newspapers, television broadcasters, and Internet sites;

•	mergers and bankruptcies of large advertisers.

The Company’s revenues are largely derived from publishing enterprises and television stations, which operate in mature businesses. Today’s “on demand” culture has shifted consumers’ historical newspaper reading and television viewing behaviors, particularly among younger segments of the population. As a result, the Company’s revenues are being challenged by new, often-times Internet-based, competitors who have differing business models. The shift in consumer behaviors has the potential to modify the terms and conditions of future television network affiliation agreements. The current economic environment also exacerbates these trends. In addition, the most recent credit crises have caused, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth. The resulting pressure on the labor and retail markets and the downturn in consumer confidence have weakened the economic climate in all of the markets in which the Company does business and have had an adverse effect on the Company’s advertising revenues. The Company’s future success depends upon its ability to evolve and adapt its publishing and television station operations to this changing business environment. If the Company is unable to do so, the Company’s revenues and results of operations may be materially adversely affected.

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

Newsprint, the Company’s most significant raw material, is a commodity whose price continually responds to supply/demand imbalances. Historically, its price has been quite volatile. Consequently, lower newsprint prices in the future benefit the Company’s operating results and higher newsprint prices in the future adversely affect the Company’s operating results.

Television broadcasters are highly regulated and may not be able to obtain necessary regulatory approval.

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

The FCC adopted a new waiver standard to its newspaper/broadcast ownership rule in December 2007. Nevertheless, uncertainty about media ownership regulations and adverse economic conditions may continue to dampen the acquisition market until the courts review the FCC’s recent action and, perhaps, until Congress considers whether it wishes to take any further action in this area.

Additionally, a rejection or reconsideration of license renewals and waivers by the FCC could have a material, adverse effect on the Company’s business. Some parties have requested that the FCC reconsider its decision to grant waivers to the Company’s newspaper/broadcast combinations in Tri-Cities (Tennessee and Virginia); Myrtle Beach-Florence, South Carolina; and Columbus, Georgia. Other parties have asked the full FCC to review a decision of the FCC’s Media Bureau granting renewals of licenses for these stations on the ground that petitions against these applications raising cross ownership concerns had been mooted by the FCC’s decision to grant waivers to these combinations in December 2007. Typically, the FCC begins processing renewal applications over the last month of the renewal term. Since the television license renewal cycle commenced in June 2004, however, the FCC has held up almost all television renewal applications filed by affiliates of the major networks pending FCC disposition of a backlog of indecency and other complaints against the networks’ programming. The expiration date for nine of the Company’s FCC licenses has lapsed. The Company filed all of its applications for renewal in a timely manner prior to the applicable expiration dates and expects its applications will be approved as the FCC works through its backlog. In these circumstances, the Communications Act provides that the Company may continue to operate under its broadcast licenses pending final action on its renewal applications.

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

The television broadcast industry completed the mandated transition to an advanced digital television (“DTV”) transmission system. DTV transmissions deliver improved video and audio signals including high definition television and have substantial multiplexing and data transmission capabilities. All television broadcasters were required to cease analog broadcasting by June 12, 2009. The conversion of the Company’s stations from the analog broadcast format to the digital broadcast format was expensive. All of the Company’s television stations are broadcasting a digital signal and are operating with final full post-digital transition facilities.

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

Furthermore, the non-renewal or termination of a network affiliation agreement or a change in network affiliations could have a material adverse effect on the Company. In return for network programming, the Company’s stations broadcast network-inserted commercials during that programming and, in some cases, receive cash payments from networks, and in other cases, the Company makes cash payments to certain networks. The Company’s major network affiliation agreements will be renegotiated in the next few years, beginning with the Company’s NBC agreement that expires at the beginning of 2012. At this time, the Company cannot predict the final outcome of future negotiations for those affiliation agreements or for any others and what impact, if any, they may have on the Company’s financial condition and results of operations. Some of the networks with which the Company’s stations are affiliated may insist the Company, upon renewal of affiliation agreements, in specific cases, make cash payments to the network, and make other material modifications of existing affiliation agreements. Consequently, not all of the Company’s affiliation agreements may remain in place and each network may decline to continue to provide programming or compensation to the Company’s stations on the same basis as it currently provides. If any of the Company’s stations cease to maintain affiliation agreements with networks for any reason, the Company would need to find alternative sources of programming, which may be less attractive and more expensive.

A change in network affiliation in a given television market may have many short- and long-term consequences, depending upon the circumstances surrounding the change. Potential short-term consequences include: a) increased marketing costs and increased internal operating costs, which can vary widely depending on the amount of marketing required to educate the audience regarding the change and to maintain the station’s viewing audience; b) short-term loss of market share or slower market growth due to advertiser uncertainty about the switch; c) costs of building a new or larger news operation; d) other increases in station programming costs, if necessary; and e) the cost of equipment needed to conform the station’s programming, equipment and logos to the new network affiliation. Long-term consequences are more difficult to assess, due to the cyclical nature of each of the major networks’ share of the audience that changes from year-to-year with programs coming to the end of their production cycle, and the audience acceptance of new programs in the future and the fact that national network audience ratings are not necessarily indicative of how a network’s programming is accepted in an individual market. The circumstances that may surround a network affiliation switch cause uncertainty as to the actual costs that will be incurred by the Company and, if these costs are significant, the switch could have a material adverse impact on the income the Company derives from the affected station.

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

The Company has a qualified non-contributory defined benefit retirement plan which as of December 26, 2010, was underfunded in an amount equal to $81 million which covers substantially all employees hired before January 1, 2007, and non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage available to certain executives. There is also an unfunded plan that provides certain health and life insurance benefits to retired employees who were hired prior to 1992 and a retirement medical savings account established as of January 1, 2007. Although the Company has frozen benefits under these plans, two significant elements in determining pension expense are the expected return on plan assets and the discount rate used in projecting obligations. Large declines in the stock market (such as those seen in 2008) and lower discount rates (such as those seen in 2010) could increase the Company’s expense and require additional cash contributions to the pension plan.

The Company may experience lost advertising, damaged property and increased expense due to natural disasters.

Due to the Company’s concentration in the southeastern United States, the Company’s operations are particularly susceptible to tropical storms, tornadoes and hurricanes. These storms can cause lost advertising revenue and higher expenses if either the Company’s geographic markets are threatened or are directly in the path of the storms. Additionally, the Company’s properties could experience severe damage in the event of a major storm.

Further impairment of the value of the Company’s intangible assets is possible, depending on the value of its stock and future operating results.

Although the Company has written down its intangible assets (including goodwill) by more than $980 million in 2008 and 2009, further impairment charges are possible. The Company periodically evaluates its intangible assets to determine if their carrying values are recoverable. Factors which influence the evaluation include expected future operating results (including assumptions around revenue growth, compensation levels, newsprint prices and capital expenditures and discount rates), the Company’s stock price and the market for buying/selling media assets. If the carrying value is no longer deemed to be recoverable, a charge to earnings may be necessary. Although those charges are non-cash in nature and do not affect the Company’s operations, they could affect future reported results of operations and reduce the Company’s stockholders’ equity.

The Company’s substantial indebtedness could impair its financial condition and its ability to fulfill its debt obligations.

As of December 26, 2010, the Company had long-term debt of $663 million. This indebtedness can have significant consequences for the Company’s creditors and investors. For example this indebtedness could:

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

In addition, at December 26, 2010, $369 million of the Company’s outstanding debt has a variable interest rate. The Company has $200 million of interest rate swaps, which mitigate interest rate risk, however, these interest rate swaps mature in the third quarter of 2011. If market interest rates increase, the Company’s variable rate debt will have higher debt service requirements, which would adversely affect the Company’s cash flow. While the Company may enter into additional agreements limiting its exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

If the Company were to breach a covenant, the state of the capital markets may result in less favorable terms to the Company.

In 2010, the Company entered into a new financing structure with amended covenants despite challenging capital markets for longer-term financing. Nevertheless, if the Company were to breach a covenant under its credit agreements, it is possible that the terms of any new agreement may be less favorable. These terms may include higher interest rates and bank fees, reductions in the outstanding commitment by lenders or scheduled principal amortization, which prevent the Company from executing its business plan. If the capital market conditions were to worsen, it is possible the Company would be unable to arrange for suitable refinancing alternatives and its current lenders would look to their contractual avenues of recourse, including the required sale of assets. The Company believes that it will remain compliant, or will be able to obtain appropriate modifications to its covenants to remain compliant, with its covenants and that suitable refinancing alternatives will remain available although the Company cannot be certain that this will be the case.

It will require a significant amount of cash to service the Company’s indebtedness. This cash may not be readily available to the Company.

The Company’s ability to make payments on, or repay or refinance, its indebtedness and to fund planned capital expenditures will depend largely upon the Company’s future operating performance. The Company’s future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. In addition, the Company’s ability to borrow funds in the future to make payments on its indebtedness will depend on the satisfaction of its debt covenants. The Company cannot be certain that it will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable the Company to pay its current indebtedness or to fund other liquidity needs.

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

In North Carolina, The Winston-Salem Journal is headquartered in a facility in downtown Winston-Salem; the newspaper is printed at a nearby production and distribution facility. Four other daily newspapers in North Carolina are printed at this and one other production facility in Hickory, North Carolina, also owned by the Company, and are distributed from facilities located in or around their respective cities. Additionally, two of the Company’s television stations are located in its North Carolina Market.

The Company’s four remaining daily newspapers are in the Mid-South Market; two are located in Alabama, one just across the state line in Florida, and one in South Carolina. The Company’s Mid-South Market has three production facilities, two in Alabama and one in South Carolina. A majority (eleven) of the Company’s television stations are located in the Mid-South Market in South Carolina, Georgia, Alabama and Mississippi; the Company’s remaining two television stations are located in its Ohio/Rhode Island Market.

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

Advertising Services & Other leases space in Dallas, Texas for its advergaming operations, in Plano, Texas for its online social shopping and coupon business, and in San Ramon, California, for its mobile business.

The Company considers all of its properties, together with its related machinery and equipment contained therein, to be adequate for its present needs. The Company has pledged its assets as collateral under its credit agreements. The Company continually evaluates its future needs and from time-to-time will undertake significant projects to replace or upgrade facilities. New facilities in Lynchburg, Virginia and Myrtle Beach, South Carolina were completed in 2008.

Item 3.	Legal Proceedings

None

Item 4.	(Removed and Reserved)

Executive Officers of the Registrant

Name	Age	Position and Office	Year First Took Office*

Marshall N. Morton	65	President and Chief Executive Officer	1989

O. Reid Ashe, Jr.	62	Executive Vice President, Chief Operating Officer	2001

John A. Schauss	55	Vice President - Finance and Chief Financial Officer	2001

Stephen Y. Dickinson	65	Vice President and Chief Accounting Officer	1989

George L. Mahoney	58	Vice President, General Counsel and Secretary	1993

Robert E. MacPherson	57	Vice President, Corporate Human Resources	2009

Lou Anne J. Nabhan	56	Vice President, Corporate Communications	2001

James F. Woodward	51	Vice President, Growth and Performance	2005

John A Butler	53	Treasurer	2005

Timothy J. Mulvaney	42	Controller	2005

*	The year indicated is the year in which the officer first assumed an office with the Company.

Officers of the Company are elected at the Annual Meeting of the Board of Directors to serve, unless sooner removed, until the next Annual Meeting of the Board of Directors and/or until their successors are duly elected and qualified.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Media General, Inc., Class A common stock is listed on the New York Stock Exchange under the symbol MEG. The Company’s Class B common stock is not publically traded. The approximate number of equity security holders of record at January 30, 2011, was: Class A common – 1,298, Class B common – 10.

Both classes of stock participate equally in dividends to the extent that they are paid. Due to the economic uncertainty, the Board of Directors suspended the dividend indefinitely in January 2009. Furthermore, due to restrictions contained in the Company’s credit agreements, the Company does not currently have the ability to pay dividends in 2011. The table below sets forth the volume of shares traded and the high and low sales prices for the Company’s Class A common stock in 2010 and 2009. No dividends were paid in 2010 and 2009.

(Unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Shares traded	6,558,000	10,781,000	7,409,000	10,308,000
Stock price range	$7.60-10.10	$8.22-13.60	$7.44-11.46	$4.18-9.67

2009
Shares traded	18,483,000	11,777,000	18,915,000	10,197,000
Stock price range	$1.25-3.50	$1.79-3.49	$1.82-9.68	$7.24-11.65

Performance Graph

The following graph, which is being furnished pursuant to Item 201 of Regulation S-K, shows the cumulative stockholder return on the Company’s Class A common stock over the last five fiscal years as compared to the New York Stock Exchange (NYSE) Market Index, the Standard and Poor’s (S&P) Publishing Index, and a Peer Group Index selected by the Company. The graph assumes that $100 was invested on December 26, 2005 and also assumes the reinvestment of dividends.

	2005	2006	2007	2008	2009	2010
Media General, Inc.	$100.00	$72.53	$41.56	$3.72	$18.33	$12.84
NYSE Composite Index	$100.00	$120.47	$131.15	$79.67	$102.20	$115.29
S&P 500 Publishing Index	$100.00	$115.31	$86.59	$37.17	$56.62	$60.46
Peer Group Index	$100.00	$93.62	$59.33	$13.07	$29.69	$30.14

In 2010, the Company established an index of peer group companies because, as a result of mergers and other developments, the S&P Publishing Index now only includes the following media companies: Gannett Co., Inc., The McGraw-Hill Companies, Meredith Corporation, The New York Times Company, and The Washington Post Company. The Company no longer believes this index provides an effective benchmark for its multimedia strategy. The Company therefore selected a Peer Group which it believes to be more representative of the multiple platforms in which the Company operates. This Peer Group includes: A.H. Belo Corporation, Belo Corporation, E.W. Scripps Company, Gannett Co., Inc., Journal Communications, Inc., Lee Enterprises, Media General, Inc., The McClatchy Company, and The New York Times Company.

Item 6.	Selected Financial Data

Certain of the following data was compiled from the consolidated financial statements of Media General, Inc., and should be read in conjunction with those statements (Item 8 of this Form 10-K) and Management’s Discussion and Analysis (Item 7 of this Form 10-K).

(In thousands, except per share amounts)	2010	2009	2008	2007	2006
Summary of Operations
Operating revenues (a) (b)	$678,115	$657,612	$797,375	$896,293	$929,216

Income (loss) from continuing operations (b)	$(22,638)	$(44,793)	$(623,255)	$9,235	$62,136

Net income (loss) (b)	$(22,638)	$(35,765)	$(631,854)	$10,687	$79,042

Per Share Data – basic and assuming dilution: (a) (b) (c)
Income (loss) from continuing operations	$(1.01)	$(2.01)	$(28.21)	$0.39	$2.56
Income (loss) from discontinued operations	—	0.40	(0.39)	0.06	0.72

Net income (loss)	$(1.01)	$(1.61)	$(28.60)	$0.45	$3.28

Other Financial Data:
Total assets (a) (c)	$1,179,973	$1,236,048	$1,334,252	$2,471,066	$2,505,228
Working capital (excluding discontinued assets and liabilities) (a) (b)	51,158	106,483	32,544	72,099	65,684
Capital expenditures	26,482	18,453	31,517	78,142	93,896
Total debt	663,341	711,909	730,049	897,572	916,320
Cash dividends per share	—	—	0.81	0.92	0.88

(a)	In the third quarter of 2006, the Company acquired WNCN in Raleigh, North Carolina, WCMH in Columbus, Ohio, WJAR in Providence, Rhode Island, and WVTM in Birmingham, Alabama.
(b)	In 2009, the Company sold a small magazine in the Virginia/Tennessee market and completed the sale of WCWJ in Jacksonville, Florida. In 2008, the Company completed the sales of WTVQ in Lexington, Kentucky, WMBB in Panama City, Florida, KALB/NALB in Alexandria, Louisiana, and WNEG in Toccoa, Georgia. In 2009, 2008 and 2007, the Company recorded an after-tax gain of $8.9 million, an after-tax loss of $11.3 million, and an after-tax loss of $2 million, respectively, related to these divestitures. In 2006, the Company sold KWCH in Wichita, Kansas (including that station’s three satellites), WIAT in Birmingham, Alabama, WDEF in Chattanooga, Tennessee, and KIMT in Mason City, Iowa, and reported an after-tax gain of $11 million related to these divestitures. The results of these stations, the magazine and their associated websites have been presented as discontinued operations for all periods presented.
(c)	In 2009 and 2008, the Company recorded non-cash, pretax impairment charges totaling $84 million and $912 million related primarily to its intangible assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion addresses the principal factors affecting the Company’s financial condition and operations during the past three years and should be read in conjunction with the consolidated financial statements and the Five-Year Financial Summary found in Item 8 and Item 6 of this report.

OVERVIEW

The Company is a diversified communications company located primarily in the southeastern United States. It is committed to providing high-quality local content in growth markets over multiple platforms, to continually developing new products and services tailored to customer preferences, and to sustaining traditional media audience viewership while simultaneously seeking an increased share of digital audiences. Regardless of the delivery platform, content/information is the product that the Company provides and the individual markets take their cues about customers’ distinct needs and preferences. The importance of addressing these specific marketplace needs resulted in a change in the Company’s management and operating configuration from a platform-focused structure to a market-based structure (comprised of five geographic segments along with a sixth segment that includes interactive advertising services and certain other operations) at the beginning of the third quarter of 2009. By focusing resources in a designated geographic market, the Company remains in tune with its customers (advertisers and consumers) and as a result, its products evolve in harmony with the needs of the marketplace. The Company’s strategic objective is to drive profitable growth across multiple platforms by engaging with communities on their own terms and by developing effective marketing opportunities that connect advertisers to the prospective customers they want to reach.

The Company continues to build upon its “digital first” approach to news reporting and content gathering, leveraging mobile and the Internet as the immediate platforms for distribution of breaking news and positioning digital media in each of its markets for strong, long-term audience growth. The Company has expanded certain key strategic partnerships with Yahoo! and Zillow to include its television markets. In early 2011, the Company began selling recruitment advertising co-branded with Monster. The Company has also forged new partnerships with fast-growing online businesses such as Groupon, which offers daily advertising deals under local brands. These relationships with both emerging and established online brands present promising new revenue growth opportunities. Additionally, the Company is a founding member of a group of local and national broadcasters that are working to develop over-the-air television to mobile devices. Over time, this technology has the potential to expand the Company’s broadcast audience and provide new revenue streams from both subscription packages and advertising. A component of accelerating the Company’s digital strategy includes a renewed focus on regaining a portion of lost advertising, particularly Classified advertising; by selling online simultaneously with mobile, video, and other new media, the Company is utilizing all of its resources and is making progress towards that goal.

While the signs of a weakening economy were noticeable toward the end of 2006 and more pronounced throughout the following year, 2008 ushered in nearly unprecedented economic turmoil. In 2009, the economic climate remained daunting with only small signs of recovery as the year progressed. The economy in 2010 could be described as precariously stabilized, but this was in comparison to several tumultuous prior years. Most companies, and particularly those in the media industry, were directly impacted by reduced consumer confidence and lower advertiser spending levels. The Company’s Florida Market was the first of the Company’s markets to be significantly affected, as a housing-induced recession in Florida which began in late 2006 served as an indicator of what was to follow throughout the country; unfortunately, the Company’s other markets ultimately felt the same effects. While most markets have begun to moderate, if not recover, the Florida Market has been slow to rebound as local real estate values continue to struggle. Over the past four years, the Company has heeded these economic indicators and has responded with aggressive cost reductions intended to bring its cost structure in line with revenue expectations.

Advertising sales comprise the majority of the Company’s revenues. The distribution of advertising revenues in the United States continues to shift among numerous established media, as well as many new entrants, resulting in intense competition. The Company faces challenges from Internet competition, from structural changes in industries that have historically been major purchasers of print advertising, from cautious advertisers, and from the cyclical nature of certain advertising which translates into the relative absence of Political and Olympics advertising for television stations in odd-numbered years. The Company recognizes that it is part of an industry in transition, particularly regarding the packaging and delivery of information. While the Company is mindful of the pace and intensity of a shift away from traditional print advertising, it also recognizes that this transformation offers new opportunities, revenue streams and customer prospects. The role of digital media continues to evolve at a rapid pace, and the Company believes it is strategically positioned to capitalize on the resultant opportunities.

Certain pending climate change and other environmental laws and regulations could impact the Company (if enacted or adopted) by potentially increasing its operating costs through higher electricity and other expenses associated with its facilities and, possibly, by increasing the cost of newsprint, the Company’s most significant raw material. Climate change effects could include more intense tropical storms, tornadoes and hurricanes potentially causing lost revenue and higher expenses associated with storms because of the concentration of the Company’s operations in the southeastern United States, as discussed in Item 1A of this Form 10-K.

In the beginning of 2010, the Company amended and extended its existing bank debt, and issued senior notes. These actions provide the Company with greater financial flexibility and further strengthen its financial position over the long term even as it navigates the short-term weakness in the economy. For a more detailed discussion surrounding these actions, see the Liquidity section of this Management’s Discussion & Analysis (MD&A).

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in accordance with generally accepted accounting principles in the United States (GAAP) requires that management make various estimates and assumptions that have an impact on the assets, liabilities, revenues, and expenses reported. The Company considers an accounting estimate to be critical if that estimate requires assumptions to be made about matters that were uncertain at the time the accounting estimate was made, and changes in the estimate (which are reasonably likely to occur from period to period) would have a material impact on the Company’s financial condition or results of operations. The Audit Committee of the Board of Directors has reviewed the development, selection and disclosure of these critical accounting estimates. While actual results could differ from accounting estimates, the Company’s most critical accounting estimates and assumptions are in the following areas:

Intangible assets

The Company reviews the carrying values of both goodwill and other identified indefinite-lived intangible assets, including FCC licenses, as of the first day of the fourth quarter each year, or if events indicate an impairment may have arisen, utilizing discounted cash flow models and market-based models. The preparation of discounted cash flow models requires significant management judgment with respect to revenue growth, compensation levels, newsprint prices, capital expenditures, discount rates and market trading multiples for broadcast and newspaper assets. The preparation of market-based models requires the collection of estimated peer company data as to revenues and EBITDA, as well as an assessment of enterprise values by looking at stock prices and debt levels. These key assumptions for both the discounted cash flow and market-based models work in concert with one another. Changes to one variable may necessitate changes to other variables.

Goodwill is tested at the reporting unit level, which is an operating segment or one level below the operating segment. During the annual impairment test, the Company revisited the number of reporting units contained in each segment and further aggregated reporting units for goodwill testing based on the similar nature of products, customers and long-term financial performance indicators, among other factors. All reporting units are one level below the operating segment, with the exception of the Florida and Ohio/Rhode Island Markets. No reallocation of goodwill was necessary.

All reporting units passed the 2010 annual goodwill impairment test. However, one reporting unit within each of the Mid-South, North Carolina, and Virginia/Tennessee markets are at risk of failing future goodwill impairment tests as the fair value of these reporting units exceeded their carrying value by less than 5% as of September 27, 2010. Allocated goodwill of approximately $22 million, $12 million, and $35 million, respectively, is at risk. The key assumptions for all reporting units with at-risk goodwill include those relating to revenue growth, compensation levels, benefit costs, newsprint prices, capital expenditures, discount rates and market trading multiples for broadcast and newspaper assets. As of the end of 2010, the Company’s carrying value of FCC licenses was $174 million, and no impairment was noted based on the annual impairment test. The models the Company uses to value FCC licenses are highly sensitive to changes in assumptions including long-term revenue growth, operating margins and initial capital expenditures.

Since the estimated fair values that arise in both the discounted cash flow and market-based models are subject to change based on the Company’s performance and stock prices, peer company performance and stock prices, overall market conditions, and the state of the credit markets, future impairment charges of both goodwill and FCC licenses are possible.

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

A one percentage-point change in the expected long-term rate of return on plan assets would have resulted in a change in pension expense for 2010 of approximately $3 million. A one percentage-point change in the discount rate would have raised or lowered the plans’ 2010 expense by less than $1 million and would have changed the plans’ projected obligations by approximately $47 to $58 million as of the end of 2010. In 2009, the Company took the final steps to fully freeze all benefits under its retirement plans.

Effective April 1, 2009, the Company suspended the 401(k) match in its defined contribution plan from 5% of an employee’s salary. Effective January 1, 2011, the Company reinstated the match up to a maximum of 2% of an employee’s salary.

Self-insurance liabilities

The Company self-insures for certain medical and disability benefits, workers’ compensation costs, and automobile and general liability claims with specified stop-loss provisions for high-dollar claims. The Company estimates the liabilities for these items (approximately $20 million at December 26, 2010) based on historical experience and advice from actuaries and claim administrators. Actual claims experience as well as changes in health care cost trends could result in the Company’s eventual cost differing from this estimate.

Income taxes

The Company files income tax returns with various state tax jurisdictions in addition to the Internal Revenue Service and is regularly audited by both federal and state tax agencies. From time to time, those audits may result in proposed adjustments. The Company has considered alternative interpretations that may be assumed by the various tax agencies and does not anticipate any material impact on its earnings as a result of these audits. The Company maintains a reserve for uncertain tax positions, where the probability exceeds a “more likely than not” standard. The reserve for uncertain tax positions was $1.4 million and $8.1 million at the end of 2010 and 2009, respectively.

The Company records income tax expense using the liability method, under which deferred tax assets and liabilities are recorded for the differing treatments of various items for financial reporting versus tax reporting purposes. The Company evaluates the need for a valuation allowance for deferred tax assets. The Company ordinarily bases its estimate of deferred tax assets and liabilities on current tax laws and rates as well as expected future income. However, the Company was in a net deferred tax asset position at the end of both 2010 and 2009 and, although the Company fully expects to utilize the underlying tax benefits, it could not assume future taxable income due to a cumulative book loss in recent years (the direct result of non-cash intangible asset impairment charges). The Company therefore established a valuation allowance.

Due to the requirements of accounting interpretations related to the Company’s amortization of intangible assets for income tax purposes, the Company anticipates recording an additional deferred tax valuation allowance of $25 million, $23 million and $20 million in 2011, 2012, and 2013, respectively, as compared to $30 million in 2010. The additional valuation allowance will be recorded as a non-cash charge to income tax expense. An explanation of this additional valuation allowance as well as a description of the situation and events that would alter it are described more fully in Note 2 of Item 8 of this Form 10-K. Significant changes in enacted federal and state tax laws or in expected future earnings could impact income tax expense and deferred tax assets and liabilities as well as the valuation allowance.

Summary

Management believes, given current facts and circumstances, supplemented by the expertise and concurrence of external resources, including actuaries, that its estimates and assumptions are reasonable and in accordance with GAAP. Management further believes that the assumptions and estimates actually used in the financial statements, taken as a whole, represent the most appropriate choices from among reasonably possible alternatives and fairly present the financial position, results of operations and cash flows of the Company. Management will continue to discuss key estimates with the Audit Committee of the Board of Directors.

RESULTS OF OPERATIONS

Net income

The Company recorded net losses of $23 million ($1.01 per share), $36 million ($1.61 per share) and $632 million ($28.60 per share) in 2010, 2009 and 2008, respectively. In order to facilitate a meaningful discussion of comparative results for the last three years, several 2009 and 2008 items merit separate consideration. The Company recorded pretax impairment charges totaling $84 million and $912 million in 2009 and 2008, respectively, due to challenging business conditions, the delayed economic recovery and market perception of the value of media companies. For additional information regarding these impairment charges, see Note 3 in Item 8 of this Form 10-K.

The Company completed the sale of a fifth and final held-for-sale television station as well as a small business magazine in 2009; the first four television stations were sold in 2008. The Company recorded an after-tax gain of $8.9 million in 2009 and an after-tax loss of $11 million in 2008 related to these divestitures. Results of the sold television stations (and their related websites) and the business magazine have been reported as discontinued operations for all years presented. See Note 4 of Item 8 in this Form 10-K for a detailed discussion of the Company’s acquisitions and divestitures.

The Company also consummated the sale of SP Newsprint Company (SPNC) in the second quarter of 2008 which generated proceeds to the Company of approximately $60 million. In 2009, a small adverse adjustment related to working capital was recognized as was a small favorable resolution of a retained liability for an income tax dispute at SPNC. The total pretax impact of the SP Newsprint operations was income of $.7 million in 2009 and a loss of $1.6 million in 2008. See Note 9 in Item 8 of this Form 10-K for a more complete discussion of the SPNC sale. The remainder of this discussion focuses only on results from continuing operations.

As the economy began to deteriorate, the Company implemented various cost-reduction plans, which included voluntary and non-voluntary separation programs, in an effort to better align its costs with the declining business environment. These workforce reductions were in response to a general economic downturn, and particularly to the deep housing-induced recession in the Florida market. Full-time equivalent employees were reduced by approximately 1,000 employees during 2008, and by an additional 900 employees by the close of 2009 (to approximately 4,700 employees). As the Company trimmed its workforce, severance costs of $2.3 million, $6.6 million and $10.9 million were included in operating expenses for 2010, 2009 and 2008, respectively. Additionally, the Company implemented a mandatory employee furlough program in 2009 whereby most employees had 15 days of unpaid leave in that year. In 2010, the Company’s improved operating performance led management to reimburse of the equivalent of 2 days of furlough to participating employees.

The Company had a loss from continuing operations of $23 million in 2010 as compared to a loss of $45 million in 2009. However, this year-over-year comparison included the ramifications of a complex tax situation as well as the prior-year $84 million pretax impairment charge discussed earlier. The Company recorded income tax expense related to continuing operations of $25 million in 2010 as compared to an income tax benefit of $29 million in 2009. In 2010, the Company’s tax provision had an unusual relationship to its pretax income from continuing operations of $2.8 million primarily due to the existence of a full deferred tax valuation allowance and a deferred tax liability that could not be used to offset deferred tax assets (termed a “naked credit”). For a more detailed discussion of the events and circumstances surrounding this non-cash naked credit, see the Income Taxes section of this MD&A and Note 2 in Item 8 of this Form 10-K.

The Company recorded income from continuing operations before income taxes of $2.8 million in 2010 as compared to income from continuing operations before income taxes of $11 million in 2009 (excluding the $84 million pretax impairment charge). The largest factors in these year-over-year results were a 69% increase in interest expense (reflecting the new financing structure put into place in February 2010), which was virtually offset by an equally significant 33% improvement in segment operating results. This $28 million increase in segment operating profits in 2010 from the prior year was principally attributable to a 3.1% increase in revenues (driven in large part by strong Political advertising) combined with a 1.4% decrease in segment operating costs. Segment expenses were held in check primarily due to lower costs in the areas of newsprint, benefits, and depreciation and amortization. However, corporate expense was up 16% due principally to the impact of employee furlough days and the absence of a $2 million gain from 2009 resulting from the final freeze of retirement plans. Additionally, total operating costs in 2009 were favorably impacted by substantially higher fixed asset sale gains.

The Company had a loss from continuing operations of $45 million in 2009 as compared to a loss from continuing operations of $623 million in 2008; excluding the pretax effect of impairment charges in both periods, 2009 produced income from continuing operations before income taxes of $11 million, and 2008 resulted in income from continuing operations before income taxes of $.6 million. A significant aspect of this year-over-year improvement was a 19% decrease in operating expenses, which more than offset an 18% decrease in revenues. Revenues suffered declines in all advertising categories and across all markets, with the exception of Subscription/Content/Circulation revenues, which was the only category to meaningfully advance due to higher subscription rates and expanded cable retransmission revenues. Sizeable cost savings were achieved through a combination of factors including: a mandatory employee furlough program, suspension of the Company match on the 401(k) plan in April 2009, and lower employee counts, all of which led to reduced compensation costs; a 48% decline in intangibles amortization expense (due to the impairment write-downs of network affiliation agreement intangibles); and decreased newsprint expense. Additionally, various gains played a role in year-over-year comparisons such as: a $2 million curtailment gain in 2009 associated with a final freeze on retirement plans; a $.7 million net gain in 2009 due primarily to a favorable tax ruling in connection with a retained liability from the 2008 sale of SPNC as compared to a $1.6 million loss in 2008; $2.6 million of gains in 2009 due to the Sprint/Nextel broadcast equipment conversion, as compared to a $5.2 million gain in 2008; and a $1.9 million gain in 2009 associated with an insurance recovery, as compared to a $3.3 million gain for a separate recovery in 2008. The broadcast equipment and insurance gains are discussed more fully in Note 11 of Item 8 of this Form 10-K.

Segment Results

The geographically managed segments are: Virginia/Tennessee, Florida, Mid-South, North Carolina, and Ohio/Rhode Island. A sixth segment includes the Company’s interactive advertising services and certain other operations.

Geographic Markets

Revenues

Revenues are grouped primarily into five major categories: Local, National, Political, Classified, and Subscription/Content/Circulation (which includes newspaper circulation, broadcast retransmission revenues, and interactive subscription and content revenues). The following chart summarizes the year-over-year changes in these select revenue categories:

	Change in Market Revenue by Major Category
	2010 versus 2009		2009 versus 2008
(In thousands)	Amount	Percent	Amount	Percent
Local	(64)	—	(69,149)	-17.1%
National	3,933	3.4%	(24,672)	-17.7%
Classified	(9,488)	-10.4%	(43,758)	-32.3%
Political	35,429	NM	(31,952)	-83.8%
Subs/Content/Circulation	126	0.2%	14,683	20.6%

“NM” is not meaningful.

As illustrated in the previous chart, broadcast political advertising time sales are typically higher in even-numbered years as a result of the national and statewide political races which generate additional advertising dollars. These events, or their absence in a given year, cause a certain cyclicality which is demonstrated in the following graph showing Political advertising as a percentage of total television time sales. Accordingly, 2010 and 2008 yielded higher Political advertising revenues, which were in sharp contrast to 2009. With little deviation from historical trend, Political time sales in 2010 exceeded six and one-half times the prior-year level due to strong spending associated with U.S. congressional races and issue spending in certain states.

While robust Political revenues made the strongest contribution to the Company’s improved year-over-year revenues in 2010, increased National advertising also reflected an overall firming in broadcast transactional business. National advertising was also bolstered by image ads run by BP throughout 2010 regarding the oil spill in the Gulf of Mexico. Over the past three years, Local and Classified revenues were down year-over-year due primarily to lower newspaper advertising. In 2010, Local advertising fell just short of the prior year amount, reflecting a solid broadcast performance despite some displacement of transactional advertising by Political issue and candidate spending. Classified advertising continued to struggle and had a greater impact in markets where there was a heavier mix of newspapers. Subscription/Content/Circulation revenues were flat in 2010 due to decreased newspaper circulation, but made meaningful progress in 2009 as a rise in cable and satellite retransmission revenues contributed approximately two-thirds of the growth, and an increase in newspaper circulation revenue (the result of higher rates) was responsible for the remainder. While not yet a major revenue category, the Company’s Printing/Distribution operations have continued to expand and are becoming an increasingly important contributor to overall revenues. Year-over-year comparisons were also directly affected by the 2010 Winter Olympics and the 2008 Summer Olympics which generated more than $7.5 million and $12.5 million, respectively, in advertising in those years.

Revenues in the Virginia/Tennessee Market fell 3.5% in 2010 and 14% in 2009 compared to the prior years. With the exception of Political, advertising dollars were down across all categories. In 2010 and 2009, Classified advertising fell by approximately 7% and 30%, respectively, and was the largest contributor to the year-over-year declines. National and Local advertising fell a combined 3.7% in 2010 and 16% in 2009 from the equivalent prior-year periods. Conversely, revenues from third-party printing and distribution produced double digit growth in both years. Partially offsetting weak advertising revenues in 2009 were strong Subscription/Content/Circulation revenues, which showed solid growth due to both rate increases across all newspapers and to strong broadcast retransmission revenues.

Revenues in the Florida Market were down almost 1% in 2010 and 21% in 2009 from the equivalent prior-year periods. In 2010, Political advertising was robust as a result of Florida’s hotly contested gubernatorial, congressional, and attorney general races, combined with issue spending. Despite these strong Political revenues, the continued soft housing market and high unemployment in the Tampa Bay area remained a factor in the Market’s overall revenue performance. Classified, Local and National advertising were down 21%, 4.5% and 1.5%, respectively, in 2010 from the prior year. In 2009, advertising declined across all categories by double digits. This decrease represented approximately one-third of the total consolidated revenue decline in 2009, reflecting the significantly weakened advertising environment across all sources of advertising dollars at that time.

Revenues in the Mid-South Market rose 14% in 2010 but fell 15% in 2009 compared to prior years. With 11 of the Company’s 18 network-affiliated television stations, the Mid-South Market is significantly influenced by Political advertising. Following trend, strong Political advertising (resulting from both primary and general election spending) provided the lion’s share of the year-over-year improvement in 2010; however, an approximate 6% increase in both Local and National advertising contributed as well. Success was also achieved from new printing and distribution arrangements which grew more than 45% in 2010 as compared to the prior year. In 2009, Local advertising was down farthest from the prior-year level, with decreased National and Political revenues comprising the majority of the remaining shortfall. Political advertising declined nearly 90% in 2009’s off-election year as compared to 2008. Strong Subscription/Content/Circulation revenues in 2009 partially offset the other revenue shortfalls in that year.

Revenues in the North Carolina Market decreased 1.4% in 2010 and 25% in 2009 from the comparable periods in 2009 and 2008. While both years suffered declines in Local and Classified advertising, the magnitude of the declines in these categories was much more amplified in 2009. In 2010, Local (down 3.1%) and Classified (down 7.1%) advertising declines were significantly better than the comparable 20% (Local) and 41% (Classified) decreases in 2009 from 2008. Political advertising almost tripled in 2010 over the prior year due primarily to congressional and senate races and higher issue spending. National advertising regained its footing in 2010 and improved 7.7% over the prior year. As was the case in many markets, Subscription/Content/Circulation revenues held steady in 2010 but showed solid improvement in 2009 from the prior year on increased cable and satellite retransmission revenues.

Revenues in the Ohio/Rhode Island Market increased 23% in 2010, but decreased 20% in 2009 from 2008. This is the Company’s only geographic market that does not include any newspaper operations and is consequently less influenced by Classified advertising, but more affected by the ebb and flow of Political and Olympics revenues in corresponding odd and even-numbered years. Both of this Market’s television stations are NBC affiliates and, consequently, reaped the full benefit of 2010 Winter Olympics advertising. In 2010, Political advertising provided the largest contribution to this segment’s revenue improvement; conversely, the lack of Political advertising produced the greatest shortfalls in 2009 as compared to the prior year. Political advertising advances in 2010 were the result of gubernatorial and congressional elections, combined with intense issue spending. In 2010, strong National advertising (up 16%) and solid Local advertising (up 3.8%) in this broadcast-intensive market gave credence to an overall strengthening in broadcast transactional business. In 2009, Subscription/Content/Circulation revenues were the only revenue category in this Market that showed year-over-year improvement due to increases in retransmission fees.

Operating Expenses

Over the past few years, the Company has reacted to the challenging advertising environment by reducing costs across all markets while achieving greater efficiencies and implementing aggressive actions to better align expenses with current economic opportunities. The Company reduced its operating expenses by nearly 1% in 2010 and by 19% in 2009 (excluding impairment charges). Cost containment remains important, but due to the large expense reductions in prior years, the Company believes that the current structure is much more in line with current economic conditions. Instrumental in aligning expenses with the prevailing economic environment were workforce reductions across the entire Company which resulted in an approximate 29% decrease in full-time equivalent employees from the end of 2007 to the end of 2009. As discussed previously, the Company’s results included pretax severance costs of $2.3 million, $6.6 million and $10.9 million in 2010, 2009 and 2008, respectively, as the result of workforce reductions and consolidations at most operations. In 2010, total employee compensation expense decreased less than 1% from the prior year due to reductions in force, lower medical spending, and a full year of suspended 401(k) match (versus nine months in 2009), which were virtually offset by costs associated with the absence of furlough days in 2010 and new or promoted employees. Total employee compensation expense decreased a substantial 21% in 2009 from the prior year due to the combination of several factors, including: lower employee counts, the elimination of positions at virtually every location, lower commissions and mandatory unpaid furlough days in 2009. Newsprint expense decreased 23% and 37% in 2010 and 2009, respectively, from the prior year due primarily to substantial reductions in consumption because of lower advertising linage, decreased circulation volumes, web-width reductions and concerted conservation efforts. The average cost per ton also decreased 9.1% in 2010 and 7.3% in 2009. Depreciation and amortization expense was down 10% in 2010 and 17% in 2009 from the equivalent prior-year periods as assets completing their depreciable lives outpaced new assets due to lower capital spending in recent years. In 2009, additional savings were derived in the areas of circulation, advertising sales and promotion across most markets.

Operating expenses in the Virginia/Tennessee Market decreased 2.3% in 2010 and 17% in 2009 from the prior years. Lower compensation costs (down 5.8% in 2010 and 19% in 2009) made up the largest portion of the operating expense decrease. Additionally, reductions in newsprint costs of 22% in 2010 and 34% in 2009 were responsible for a substantial part of the remaining decrease.

In an effort to respond to the economic challenges in the Florida Market, operating expenses shrank in that market by 5.1% in 2010 and 24% in 2009, which represented over one-third of the Company’s operating expense reduction in 2009 as compared to the prior year. Compensation expense fell by 5.4% in 2010 and 29% in 2009. Newsprint costs decreased 26% and 41% in 2010 and 2009, respectively. Additionally, depreciation and amortization expense declined 15% in 2010 and 18% in 2009. The Florida Market further reduced departmental costs approximately $6 million in 2009 due to concerted cost reductions and postponement efforts across all areas of operations, particularly circulation and distribution costs.

Operating expenses in the Mid-South Market increased 4.1% in 2010 and decreased 15% in 2009 as compared to the prior years. In 2010, a 5.5% increase in employee compensation expense was responsible for the Market’s increased year-over-year costs due not only to the absence of current-year furlough days, but also to the Market’s strong performance which resulted in higher sales incentives and commissions. In 2009, 60% of the reduced costs in the Mid-South Market were attributable to lower compensation cost, with the majority of the remainder coming from intensive efforts to reduce departmental spending in all areas. This market has a heavier mix of broadcast stations than newspapers and therefore, while newsprint costs were down, they were less significant to the overall cost savings than in other markets.

Operating expenses decreased 2.5% in 2010 and 21% in 2009 in the North Carolina Market. In 2010, compensation costs were down 4.2% as compared to the prior year; in 2009, lower compensation costs accounted for more than half of the Market’s operating expense reduction. Lower newsprint costs (down 24% in 2010 and 37% in 2009), combined with reduced depreciation and amortization expense (as well as lower departmental spending in 2009), contributed the remaining savings.

Operating expenses in the Ohio/Rhode Island Market increased 3.6% in 2010 but decreased 18% in 2009 compared to the prior year. Due to similar circumstances as those at the Mid-South Market, improved current-year performance in the Ohio/Rhode Island Market led to higher sales incentives and commissions. In 2009, additional expense reductions were achieved in departmental spending in the areas of marketing and promotion. Newsprint was not a factor as the Company does not publish any newspapers in the Ohio/Rhode Island Market.

Advertising Services & Other

Advertising Services & Other (ASO) primarily includes:

•	Blockdot - designs and delivers interactive entertainment and advergaming technologies;

•	DealTaker.com – a coupon and shopping website that was acquired at the beginning of the second quarter of 2008;

•	NetInformer - a leading provider of wireless media and mobile marketing services purchased in the fourth quarter of 2008;

•	Production Services - comprised primarily of a provider of broadcast equipment and studio design services.

Revenues in the Advertising Services & Other Segment decreased 6.1% in 2010 as a result of revenue declines of 15% at Blockdot (attributable to fewer advergaming projects) and 6.3% at Dealtaker (due to lower placement within search engine results), combined with the absence of certain products which are now either being managed in their respective geographic markets or have been discontinued. The revenue shortfall from the prior year was partially offset by an 11% increase in revenues in the Production Services operations due to higher sales and installation of broadcast equipment and, to a lesser degree, a 37% revenue improvement at NetInformer.

Revenues in ASO in 2009 were essentially even with the 2008 level, however, components within this Segment showed significant fluctuations. DealTaker.com grew its revenues by more than 65% (in part because the Company had only nine months of ownership in 2008), reflecting increased traffic and visitors buying from merchant sites. Conversely, Production Services’ revenues declined 34% as installation and service sales struggled to meet prior-year levels.

Operating costs were down approximately 1% in 2010 and 12% in 2009. In 2010, higher costs associated with investments to grow the Company’s mobile business were more than offset by the absence of expenses associated with the previously mentioned products which are no longer in the ASO Segment. The 2009 reduction in costs was due primarily to lower compensation costs. Additionally, lower cost of goods sold in that year was in line with the previously mentioned reduced volume of work at Production Services.

Operating Profit (Loss)

The following chart shows the change in operating profit (loss) by market; the year-over-year movement in market operating profit was driven by the underlying fluctuations in revenue and expense as detailed in the previous discussion.

Change in Operating Profit/(Loss)

	2010 versus 2009		2009 versus 2008
($ in millions)	Amount	Percent	Amount	Percent
Virginia/Tennessee	$(3.2)	(8.1)	$(1.0)	(2.5)
Florida	6.9	161.7	5.7	—
Mid-South	14.9	70.5	(3.8)	(15.2)
North Carolina	0.8	16.2	(6.9)	(59.5)
Ohio/Rhode Island	10.3	97.8	(3.4)	(24.5)
Advertising Services & Other	(1.4)	(31.8)	3.1	206.7
Eliminations/Disc. Ops	—	—	1.1	(100.0)

	$28.3	33.3	$(5.2)	(5.8)

Despite the continued challenges presented by a slow-to-recover economy, the Company generated improved year-over-year total segment operating profits in 2010 for the first time since 2006. The Company’s broadcast-intensive markets (Mid-South and Ohio/Rhode Island) made the largest contributions to the $28 million increase in operating profits due in large part to vigorous Political advertising. The Florida Market also showed marked improvement which stemmed not only from robust Political revenues (which were unable to offset weakness in all other revenue categories), but also from a 5.1% reduction in costs.

In 2009, the North Carolina, Mid-South, and Ohio/Rhode Island Markets contributed the largest portion of the year-over-year operating profit shortfall. While all of these markets were impacted by reduced advertising revenues, particularly Local, the Ohio/Rhode Island and Mid-South Markets were especially hard hit by the absence of Olympics-generated revenues and the virtual absence of Political advertising. Weak Classified revenues in the North Carolina Market contributed as well. The Virginia/Tennessee Market showed only a small decline as lower revenues were tempered by reduced operating costs. Lower compensation and newsprint costs more than offset reduced revenues in the Florida Market to produce a $5.7 million increase in year-over-year operating profits.

Interest expense

Interest expense increased $29 million in 2010 from the prior year as a direct result of the Company’s new financing structure that was completed in February 2010. Nearly 20% of the year-over-year increase in interest expense was attributable to debt issuance costs totaling $5.5 million that were immediately expensed upon entering into the financing structure. A $59 million decline in average debt levels in 2010 as compared to the prior year only partially mitigated a 390 basis point increase in the average interest rate (excluding the impact of debt issuance costs immediately expensed). See the Liquidity section of this MD&A for a more detailed discussion of the new financing structure.

In the third quarter of 2006, the Company entered into three interest rate swaps (where it pays a fixed rate and receives a floating rate) to manage interest cost and cash flows associated with variable interest rates, primarily short-term changes in LIBOR, not to trade such instruments for profit or loss. The interest rate swaps are carried at fair value based on a discounted cash flow analysis (predicated on quoted LIBOR prices) of the estimated amounts the Company would have received or paid to terminate the swaps. These interest rate swaps are cash flow hedges with notional amounts totaling $300 million; swaps with notional amounts of $100 million matured in 2009, and the remaining $200 million will mature in 2011. Changes in cash flows of the interest rate swaps offset changes in the interest payments on the Company’s bank term loan. These swaps effectively convert a portion of the Company’s variable rate bank debt to fixed rate debt with a weighted average interest rate approximating 9.9 % at December 26, 2010.

Income taxes

The Company’s tax rate in 2010 had an unusual relationship to pretax income from continuing operations primarily due to the existence of a full deferred tax valuation allowance. Income tax expense in 2010 was $25 million, which reflects the accrual of a $30 million valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that is not available to offset existing deferred tax assets (termed a “naked credit”); this accrual was partially offset by tax benefits related to an additional 2009 net operating loss (NOL) carryback refund and a favorable settlement of a state income tax issue. In contrast, the Company reported an income tax benefit of $29 million in 2009 and $288 million in 2008, reflecting an effective tax rate on the loss from continuing operations of 39% and 32%, respectively. The increase in the 2009 rate reflects a normalized tax rate attributed to a NOL carryback benefit of approximately $25 million and a tax benefit related to a favorable outcome in a state income tax case, as well as the intraperiod tax allocation rules. The relatively low rate in 2008 was due principally to the non-deductible goodwill (which could not be tax benefited) that was included as a component of the impairment charge in that year.

As of December 26, 2010 and December 27, 2009 the Company had a valuation allowance recorded against its net deferred tax asset of $62 million and $24 million, respectively, because cumulative pretax income in recent years was in an overall loss position principally due to non-cash impairment charges. The year-over-year increase was primarily attributable to the additional valuation allowance required in connection with the naked credit. See Note 2 in Item 8 of this Form 10-K for a complete discussion of the Company’s deferred tax asset valuation allowance.

Other

The Company has certain plans in place, mainly the Supplemental 401(k) Plan and the Director’s Deferred Compensation Plan, which are designed to align the interests of the participants with those of the shareholders. Future fluctuations in the Company’s stock price could have a significant effect on the amount of expense recognized. Each $1 change in the Company’s stock price as of December 26, 2010 would have affected the Company’s pretax income by approximately $.5 million.

LIQUIDITY

The Company’s main source of liquidity remains its cash flow from operations. Although economic difficulties in recent years have adversely affected cash generation, the Company’s cash provided by operating activities totaled $86 million, $34 million, and $99 million in 2010, 2009, and 2008, respectively. Changes in working capital accounts such as income taxes refundable and accrued expenses (including interest) as well as borrowings and repayments on company-owned life insurance policies can and did have an impact on this amount from year to year as shown on the Consolidated Statements of Cash Flows, but the underlying operating performance of the Company remains the key component. As of December 26, 2010 the Company did not have a material amount available to borrow against its company-owned life insurance policies.

The new dynamic is how the Company’s financing structure has evolved to interact with this core cash generation to provide additional liquidity. Historically, all cash flows were used to repay debt and then, if additional working capital was needed, it was borrowed from a large revolving credit facility. While the Company still has a revolving facility, it is smaller. As of December 26, 2010, nothing was outstanding under that facility, and there was $64 million of capacity available to be borrowed. Additionally, the Company had a cash and cash equivalent balance of $32 million. The combination of cash flow from operations, the unused portion of the revolving credit facility, and cash on hand provide the Company with the necessary liquidity entering 2011, including the ability to make interest payments and contributions to its retirement plan early in the year.

The Company produced annual operating cash flow (operating income (loss) plus depreciation and amortization less non-cash goodwill and other asset impairment and gains on insurance recoveries) of $125 million, $108 million, and $112 million, respectively, in 2010, 2009, and 2008. An amount in this range is expected for 2011. Interest payments are expected to utilize more than half that amount in 2011. Other significant outflows will include capital expenditures and pension plan contributions. Capital expenditures have ranged from $18 million to $32 million over the past three years and are expected to be in that range again in 2011. Retirement Plan contributions have been in the $10 million to $20 million range over the last three years, with a similar range expected for 2011.

Debt Agreements

In February of 2010, the Company simultaneously amended and extended its bank debt and issued senior notes in a private placement (those notes were registered publicly later in the year). The proceeds from the senior notes, which mature in 2017, were used to pay down existing bank credit facilities. At the same time, the maturity of the bank facility was extended to March 2013, and the operating covenants under the agreements were revised to provide additional financial flexibility for the Company albeit with higher interest costs.

As of the end of 2010, the Company had in place with a syndicate of banks a $369 million term loan that was fully drawn (after considering $49 million of debt repayment during the year) and a revolving credit facility with availability of $64 million and no outstanding balance. Also outstanding were 11.75% senior notes with a par value of $300 million that were sold at a discount and carried on the balance sheet at year end at $294 million. The amended bank credit facilities mature in March 2013 and bear an interest rate of LIBOR plus a margin (4.25% as of year end) based on the Company’s leverage ratio, as defined in the agreement. The agreements have two main financial covenants: a leverage ratio and a fixed charge coverage ratio. The leverage ratio is calculated as the ratio of total indebtedness (including long-term debt, short-term capitalized leases, guarantees and letters of credit) to earnings before interest, depreciation and amortization (“EBITDA”) (rolling four quarters of EBITDA adjusted for severance and other shutdown charges, non-operating non-cash charges less gains and broadcast film rights’ amortization charges, less cash payments). The fixed charge coverage ratio is calculated as the ratio of EBITDA (as defined for the leverage ratio) less capital expenditures to fixed charge expense (cash interest paid plus cash taxes paid).

As of December 26, 2010 the Company’s fixed charge coverage ratio was 1.8 compared to a minimum fixed charge coverage ratio of 1.0. Its leverage ratio was 5.2 compared to the maximum allowable ratio of 7.6. The Company has pledged its cash and assets as well as the stock of its subsidiaries as collateral; the Company’s subsidiaries also guarantee the debt of the parent company. Additionally, there are restrictions on the Company’s ability to pay dividends (none were allowed in 2010 or will be allowed in 2011), make capital expenditures above certain levels, repurchase its stock, make pension plan contributions above the amount required to maintain 80% plan funding, and engage in certain other transactions such as making investments or entering into capital leases above certain preset levels. The bank term loan facility contains an annual requirement to use excess cash flow (as defined within the agreement) to repay debt. Other factors, such as the sale of assets, may also result in a mandatory prepayment of the bank term loan. As of December 26, 2010, the Company had no mandatory excess cash flow payments due to the voluntary prepayments made during 2010. In addition, the Company was in compliance with all covenants and expects that the covenants will continue to be met.

In 2008 and 2009, the Company operated under credit facilities with a syndicate of banks that was originally established in 2005. At year end 2009, the Company’s debt consisted of a modified revolving credit facility of $575 million ($426 million outstanding) and a term loan of $286 million. These facilities were set to mature in 2011 and contained leverage and interest coverage ratios. Thus the decline in operating performance adversely affected these ratios. As the wider economy and the Company’s performance deteriorated during 2008 and 2009, the Company reduced its operating expenses though a series of increasing cost reduction and elimination efforts, sold its interest in SPNC and certain television stations, and reduced capital expenditures. In late 2008, the Company cut its quarterly dividend in half; in 2009 it indefinitely suspended the dividend. Additional actions in 2009 included suspending the match of the 401(k) plan effective April 1st, freezing benefits under its retirement plans, and implementing an employee furlough program whereby most employees had 15 days of unpaid leave. There have been no management bonuses or profit-sharing payments for employees in 2008, 2009 or 2010.

Since the beginning of 2008, the Company has repaid approximately $235 million of debt. It has made acquisitions totaling $24 million, primarily targeting online and Advertising Services companies. It has taken necessary actions (as noted in the preceding paragraph) to remain compliant with all debt covenants. In 2011, the Company is restoring a 2% match to its 401(k) plan and has provided for merit-based employee raises equating to 2% of total salaries, the first such raises since 2008. The Company will continue to monitor its revenues, expense levels, and debt covenants and will adjust its operations and capital expenditures as appropriate to maintain cash flow. The Company’s current plans anticipate a modest reduction of debt in 2011.

The Company does not have material off-balance sheet arrangements.

The table that follows shows long-term debt and other specified obligations of the Company as of December 26, 2010:

(In millions)	Payments Due By Periods
Contractual obligations[1]	Total	2011	2012 2013	2014 2015	2016 and beyond
Bank term loan facility:[2]
Principal	$369.4	$—	$369.4	$—	$—
Interest	37.4	16.7	20.7	—	—
11.75% Senior Notes:[3]
Principal	300.0	—	—	—	300.0
Interest	229.2	35.3	70.5	70.5	52.9
Operating leases[4]	23.0	5.9	7.4	2.6	7.1
Broadcast film rights[5]	36.8	12.7	15.8	8.3	—
Estimated benefit payments from Company assets[6]	65.2	6.0	12.5	13.8	32.9
Purchase obligations[7]	132.2	95.1	32.1	4.5	0.5

Total specified obligations	$1,193.2	$171.7	$528.4	$99.7	$393.4

[1]

Other than the estimated benefit payments from company assets and broadcast film rights disclosed above and discussed further below, the table excludes items contained in “Other liabilities and deferred credits” on the Consolidated Balance Sheets, primarily because the ultimate timing and amount of these future payments is not determinable. As disclosed in Note 2 of Item 8 of this Form 10-K, the Company had a non-current liability for uncertain tax positions of approximately $1.4 million at December 26, 2010. The Company cannot reasonably estimate the amount or period in which the ultimate settlement of these uncertain tax positions will occur, therefore the contractual obligations table excludes this liability.

[2]

The bank term loan facility matures in March 2013, however, there is an annual requirement to use excess cash flow to repay debt. Other factors such as the sale of assets may also result in a mandatory prepayment. Interest obligations presented above are based on the December 2010 LIBOR plus a margin of 4.25% and assume no prepayments of principal; actual interest payments could differ substantially.

[3]	The 11.75% senior notes mature in February 2017 and cannot be prepaid until 2014. Interest obligations presented above assume no prepayments of principal.
[4]	Minimum rental commitments under noncancelable lease terms in excess of one year.

[5]

Broadcast film rights include both recorded short-term and long-term liabilities for programs which have been produced and unrecorded commitments to purchase film rights which are not yet available for broadcast.

[6]

Actuarially estimated benefit payments under pension and other benefit plans expected to be funded directly from Company assets through 2020, which excludes expected contributions to the Retirement Plan. The Company currently expects to make contributions in the range of $10 million and $20 million to its qualified pension plan in 2011, although current estimates of ERISA minimums may be less. A further discussion is included in the paragraph that follows this chart.

[7]

Purchase obligations include: 1) all current liabilities not otherwise reported in the table that will require cash settlement, 2) significant purchase commitments for fixed assets, and 3) significant non-ordinary course contract-based obligations. Purchase obligations exclude the Company’s purchase commitment to SPNC for newsprint as the contract is based on market prices which are highly volatile. As indicated in Note 9 of Item 8 of this Form 10-K, the Company is committed to purchase a minimum of approximately 35 thousand tons of newsprint per year through 2013 from SPNC.

The Company’s unfunded obligation under its pension plans improved a small amount (see Note 8 of Item 8 of this Form 10-K) due to a 10% improvement in the value of plan assets offset by a 5.6% increase in the plans’ liabilities, primarily because of a lower discount rate. The Company made contributions of $20 million to its Retirement Plan in 2010, which were in excess of the required minimum contributions; it currently anticipates making contributions in the range of $10 to $20 million in 2011. By making contributions before they are required – as it has in the past – the Company expects to limit the ultimate amount that it will need to contribute. Many factors influence the required funding for the plan including the return on invested assets, funding requirements that are set forth by ERISA in enacting the laws passed by Congress, and the long-term discount rates that are applied to the funds’ benefit liabilities. The amounts shown in the preceding table do not reflect plan contributions. If the factors noted above remain unchanged, the Company’s required contributions in subsequent years would be of a similar magnitude.

OUTLOOK FOR 2011

Even though the economy is somewhat stronger than in prior years, there are still conflicting signals which inherently foster skepticism. The Company operates in a geographically focused structure that allows it to offer customers innovative solutions that better suit their needs. The Company’s organizational structure strengthens and speeds its ability to react to customers’ needs based on their individual preferences. Advertising spending patterns continue to show signs of improvement, particularly in broadcast transactional sales. Despite the lack of Political advertising revenues in 2011, higher revenues are expected to be realized through several key initiatives including: expanding the Yahoo! and Zillow partnerships to television markets, selling mobile, video and other new media simultaneously within the Company’s classified offerings and partnering with Groupon (a localized deal-of-the-day website). However, expenses are also expected to rise with the return of merit increases and the 401(k) match, which will more than offset this revenue growth. The Company believes it is strategically positioned to build long-term shareholder value by drawing cues as an information company from the marketplace. These cues will influence not only new product offerings and delivery methods, but also offer new customer and market opportunities.

Non-GAAP Financial Metrics

The Company has presented the following non-GAAP financial metrics in Management’s Discussion and Analysis: operating cash flow, income from continuing operations before income taxes excluding impairment charges, and operating costs excluding impairment charges. The Company believes these metrics are useful to shareholders and investors in understanding the Company’s financial results due to the outsized impact that severance, impairment, and insurance gains have had on the Company’s consolidated statements of operations. Specifically, the Company believes these metrics help investors and shareholders evaluate the effect the Company’s cost-cutting initiatives have had on its financial performance. A reconciliation of these non-GAAP financial metrics to amounts on the consolidated statements of operations is included in the charts that follow:

(in thousands, except percentages)	2010	2009	2008
Operating income (loss)	$72,888	$(33,126)	$(864,557)
Depreciation and amortization	53,089	59,178	71,464
Goodwill and other asset impairment (included in operating income (loss))	—	84,220	908,701
Gain on insurance recovery	(956)	(1,915)	(3,250)

Operating cash flow	$125,021	$108,357	$112,358

		2009	2008

Loss from continuing operations before income taxes		$(73,431)	$(911,446)
Goodwill and other asset impairment		84,220	912,020

Income from continuing operations before income taxes excluding impairment charges		$10,789	$574

		2009	2008

Operating costs		$690,738	$1,661,932
Goodwill and other asset impairment (included in operating costs)		(84,220)	(908,701)

Operating costs excluding impairment charges		$606,518	$753,231

Percentage change from previous year		(19)%

* * * * * * *

Certain statements in this annual report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to pending transactions and contractual obligations, critical accounting estimates and assumptions, the impact of the Internet, and expectations regarding the effects of its new financing structure, the Yahoo!, Zillow and Monster agreements, newsprint prices, pension and post-retirement plans, general advertising levels and political advertising levels, and the effects of changes to FCC regulations. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “plans,” “hopes” and similar words, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements. The reader should understand that it is not possible to predict or identify all risk factors. Consequently, any such list should not be considered a complete statement of all potential risks or uncertainties.

These forward-looking statements should be considered in light of various important factors that could cause actual results to differ materially from estimates or projections including, without limitation: changes in advertising demand, changes to pending accounting standards, changes in circulation levels, changes in consumer preferences for programming,, changes in relationships with broadcast networks and lenders, the availability and pricing of newsprint, fluctuations in interest rates, the performance of pension plan assets, health care cost trends, regulatory rulings including those related to ERISA and tax law, natural disasters, and the effects of acquisitions, investments, disposition, and debt agreements on the Company’s results of operations and its financial condition. Actual results may differ materially from those suggested by forward-looking statements for a number of reasons including those described in Item 1A “Risk Factors” of this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk is principally associated with interest rates and newsprint costs. The Company is subject to interest rate fluctuations related to its debt obligations. These fluctuations are managed by balancing the amount of fixed versus variable-rate borrowings including the use of interest rate swaps as described more fully in Note 5 of Item 8 of this Form 10-K. Based on the variable-rate debt outstanding during 2010, 2009, and 2008, a 50 basis point change in interest rates would have altered pretax interest expense by approximately $1.2 million, $2.7 million, and $2.6 million in 2010, 2009, and 2008 respectively. The decrease in exposure to changes in interest rates in 2010 was due to the refinancing that occurred in the first quarter in 2010 which included the issuance of $300 million senior notes with a fixed interest rate of 11.75% as well as a $49 million reduction in long term debt during 2010. The Company’s interest rate swaps with a notional amount of $200 million mature in the third quarter of 2011; therefore a larger portion of the Company’s borrowings may be subject to variable interest rates in 2011.

Newsprint is a commodity whose price is subject to supply and demand imbalances. With the sale of its interest in SPNC in 2008, the Company is now solely a newsprint consumer. Newsprint expense represented 17%, 21%, and 27% of the Company’s production costs in 2010, 2009, and 2008, respectively. Focused solely on the number of tons consumed, a $10 change in newsprint prices would have altered the Company’s newsprint expense in 2010, 2009, and 2008 by approximately $500 thousand to $800 thousand.

Item 8.	Financial Statements and Supplementary Data

On January 27, 2011, the Company issued its consolidated financial statements as of December 26, 2010, and December 27, 2009, and for each of the three years in the period ended December 26, 2010, by posting them to its website, www.mediageneral.com, in accordance with Securities and Exchange Commission rules. Those financial statements were also furnished to the U.S. Securities and Exchange Commission as Exhibit 99.1 under Item 7.01 of a Form 8-K dated January 27, 2011.

Report of Management on Media General, Inc.’s Internal Control over Financial Reporting

Management of Media General, Inc., (the Company) has assessed the Company’s internal control over financial reporting as of December 26, 2010, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 26, 2010, the Company’s system of internal control over financial reporting was operating effectively based upon the specified criteria.

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

Internal controls over financial reporting are subject to inherent limitations, including the possibility of human error and the circumvention or overriding of controls, and may not prevent or detect all misstatements. Additionally, projections as to the effectiveness of controls to future periods are subject to the risk that controls may not continue to operate at their current effectiveness levels due to changes in personnel or in the Company’s operating environment.

Media General’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. Their report appears on the following page.

January 27, 2011

/s/ Marshall N. Morton	/s/ John A. Schauss	/s/ O. Reid Ashe Jr.
Marshall N. Morton	John A. Schauss	O. Reid Ashe Jr.
President and	Vice President-Finance	Executive Vice President
Chief Executive Officer	and Chief Financial Officer	and Chief Operating Officer

Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting

To the Board of Directors and Stockholders of

Media General, Inc.

We have audited the internal control over financial reporting of Media General, Inc. and subsidiaries (the “Company”) as of December 26, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Media General, Inc.’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 26, 2010 of the Company and our report dated January 27, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Richmond, Virginia
January 27, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Media General, Inc.

We have audited the accompanying consolidated balance sheet of Media General, Inc. and subsidiaries (the “Company”) as of December 26, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audits also included the financial statement schedule listed in the accompanying index in Item 15 for the year ended December 26, 2010. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Media General, Inc. and subsidiaries as of December 26, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 26, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 27, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Richmond, Virginia
January 27, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Media General, Inc.

We have audited the accompanying consolidated balance sheet of Media General, Inc., as of December 27, 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two fiscal years in the periods ended December 27, 2009. Our audits also included the financial statement schedule listed in the accompanying index in item 15 for each of the two fiscal years in the periods ended December 27, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Media General, Inc., at December 27, 2009 and the consolidated results of its operations and its cash flows for each of the two fiscal years in the period ended December 27, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Richmond, Virginia
January 28, 2010

Media General, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Years Ended
	December 26, 2010	December 27, 2009	December 28, 2008
Revenues
Publishing	$328,372	$357,502	$436,870
Broadcasting	306,750	258,967	322,106
Digital media and other	42,993	41,143	38,399

Total revenues	678,115	657,612	797,375

Operating costs:
Employee compensation	297,725	300,439	380,434
Production	147,482	154,785	193,034
Selling, general and administrative	107,887	94,031	111,549
Depreciation and amortization	53,089	59,178	71,464
Goodwill and other asset impairment (Note 3)	—	84,220	908,701
Gain on insurance recovery	(956)	(1,915)	(3,250)

Total operating costs	605,227	690,738	1,661,932

Operating income (loss)	72,888	(33,126)	(864,557)

Other income (expense):
Interest expense	(71,053)	(41,978)	(43,449)
Impairment of and income (loss) on investments	—	701	(4,419)
Other, net	954	972	979

Total other expense	(70,099)	(40,305)	(46,889)

Income (loss) from continuing operations before income taxes	2,789	(73,431)	(911,446)
Income tax expense (benefit)	25,427	(28,638)	(288,191)

Loss from continuing operations	(22,638)	(44,793)	(623,255)
Discontinued operations:
Income from discontinued operations (net of income taxes of $2 in 2009 and $1,727 in 2008)	—	155	2,701
Net gain (loss) related to divestiture of discontinued operations (net of income taxes of $144 in 2009, and income tax benefit of $5,846 in 2008)	—	8,873	(11,300)

Net loss	$(22,638)	$(35,765)	$(631,854)

Earnings (loss) per common share (basic and diluted):

Loss from continuing operations	$(1.01)	$(2.01)	$(28.21)
Income (loss) from discontinued operations	—	0.40	(0.39)

Net loss	$(1.01)	$(1.61)	$(28.60)

Notes to Consolidated Financial Statements begin on page 44.

Media General, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share amounts)

ASSETS

	December 26, 2010	December 27, 2009
Current assets:
Cash and cash equivalents	$31,860	$33,232
Accounts receivable (less allowance for doubtful accounts 2010 - $5,003; 2009 - $5,371)	102,314	104,405
Inventories	7,053	6,632
Other	29,745	60,786

Total current assets	170,972	205,055

Other assets	40,629	34,177

Property, plant and equipment, at cost:
Land	37,186	37,362
Buildings	311,716	308,538
Machinery and equipment	538,005	545,050
Construction in progress	6,131	4,191
Accumulated depreciation	(494,099)	(473,933)

Net property, plant and equipment	398,939	421,208

FCC licenses and other intangibles - net	214,416	220,591

Excess of cost over fair value of net identifiable assets of acquired businesses	355,017	355,017

Total assets	$1,179,973	$1,236,048

Notes to Consolidated Financial Statements begin on page 44.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 26, 2010	December 27, 2009
Current liabilities:
Accounts payable	$30,030	$26,398
Accrued expenses and other liabilities	89,784	72,174

Total current liabilities	119,814	98,572

Long-term debt	663,341	711,909

Retirement, post-retirement, and post-employment plans	170,670	173,017

Deferred income taxes	34,729	7,233

Other liabilities and deferred credits	27,497	53,066

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock ($5 cumulative convertible), par value $5 per share:
authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 22,493,878 and 22,241,959 shares	112,469	111,210
Class B, authorized 600,000 shares; issued 548,564 and 551,881 shares	2,743	2,759
Additional paid-in capital	26,381	24,253
Accumulated other comprehensive loss:
Unrealized loss on derivative contracts	(2,228)	(9,691)
Pension and postretirement	(124,571)	(108,012)
Retained earnings	149,128	171,732

Total stockholders’ equity	163,922	192,251

Total liabilities and stockholders’ equity	$1,179,973	$1,236,048

Notes to Consolidated Financial Statements begin on page 44.

Media General, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except shares and per share amounts)

					Accumulated
		Common Stock		Additional	Other
	Class A			Paid-in	Comprehensive	Retained
	Shares	Class A	Class B	Capital	Income (Loss)	Earnings	Total
Balance at December 30, 2007	22,055,835	$110,279	$2,780	$19,713	$(77,277)	$857,512	$913,007
Net loss		—	—	—	—	(631,854)	(631,854)
Unrealized loss on derivative contracts ($0 tax benefit)		—	—	—	(9,510)	—	(9,510)
Pension and postretirement ($0 tax benefit)		—	—	—	(101,352)	—	(101,352)

Comprehensive loss							(742,716)
Cash dividends to shareholders ($0.81 per share)		—	—	—	—	(18,510)	(18,510)
Performance accelerated restricted stock	131,333	657	—	(1,602)	—	274	(671)
Stock-based compensation		—	—	5,756	—	—	5,756
Income tax benefits relating to stock-based compensation		—	—	99	—	—	99
Other	62,962	315	(21)	(2,032)	—	—	(1,738)

Balance at December 28, 2008	22,250,130	111,251	2,759	21,934	(188,139)	207,422	155,227

Net loss		—	—	—	—	(35,765)	(35,765)
Unrealized gain on derivative contracts (net of deferred taxes of $134)		—	—	—	8,236	—	8,236
Pension and postretirement (net of deferred taxes of $1,011)		—	—	—	62,200	—	62,200

Comprehensive income							34,671
Performance accelerated restricted stock	(55,253)	(276)	—	(333)	—	75	(534)
Stock-based compensation		—	—	2,389	—	—	2,389
Other	47,082	235	—	263	—	—	498

Balance at December 27, 2009	22,241,959	111,210	2,759	24,253	(117,703)	171,732	192,251

Net loss		—	—	—	—	(22,638)	(22,638)
Unrealized gain on derivative contracts ($0 deferred taxes)		—	—	—	7,463	—	7,463
Pension and postretirement ($0 tax benefit)		—	—	—	(16,559)	—	(16,559)

Comprehensive loss							(31,734)
Exercise of stock options	92,085	460	—	(262)	—	—	198
Performance accelerated restricted stock	155,886	779	—	(779)	—	34	34
Stock-based compensation		—	—	3,154	—	—	3,154
Other	3,948	20	(16)	15	—	—	19

Balance at December 26, 2010	22,493,878	$112,469	$2,743	$26,381	$(126,799)	$149,128	$163,922

Notes to Consolidated Financial Statements begin on page 44.

Media General, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended
	December 26, 2010	December 27, 2009	December 28, 2008
Cash flows from operating activities:
Net loss	$(22,638)	$(35,765)	$(631,854)
Adjustments to reconcile net loss:
Depreciation	40,896	46,015	51,591
Amortization	12,193	13,177	20,270
Deferred income taxes	30,025	10,948	(272,620)
Uncertain tax positions	(1,667)	(4,771)	—
Intraperiod tax allocation	—	(1,145)	—
Impairment of and (income) loss on investments	—	(701)	4,419
Goodwill and other asset impairment	—	84,220	908,701
Provision for doubtful accounts	2,626	4,087	7,690
Gain on insurance recovery	(956)	(1,915)	(3,250)
Write-off of previously deferred debt issuance costs	1,772	—	—
Net (gain) loss related to divestiture of discontinued operations	—	(8,873)	11,300
Change in assets and liabilities:
Income taxes refundable	26,697	(22,587)	(15,855)
Company owned life insurance (cash surrender value less policy loans including repayments)	(127)	(1,216)	19,137
Accounts receivable and inventory	(956)	(669)	20,710
Accounts payable, accrued expenses and other liabilities	17,321	(28,985)	(14,007)
Retirement plan contributions	(20,000)	(15,000)	(10,000)
Other, net	520	(3,042)	2,526

Net cash provided by operating activities	85,706	33,778	98,758

Cash flows from investing activities:
Capital expenditures	(26,482)	(18,453)	(31,517)
Purchases of businesses	—	—	(23,804)
Proceeds from sales of discontinued operations and investments	—	17,625	138,302
Insurance proceeds related to machinery and equipment	—	3,120	—
Collection (funding) of note receivable	—	5,000	(5,000)
Other, net	692	2,991	5,882

Net cash (used) provided by investing activities	(25,790)	10,283	83,863

Cash flows from financing activities:
Increase in bank debt	134,156	215,700	330,000
Repayment of bank debt	(476,653)	(233,840)	(497,523)
Proceeds from issuance of senior notes	293,070	—	—
Debt issuance costs	(12,078)	—	(4,182)
Cash dividends paid	—	—	(18,510)
Other, net	217	169	522

Net cash used by financing activities	(61,288)	(17,971)	(189,693)

Net (decrease) increase in cash and cash equivalents	(1,372)	26,090	(7,072)
Cash and cash equivalents at beginning of year	33,232	7,142	14,214

Cash and cash equivalents at end of year	$31,860	$33,232	$7,142

Notes to Consolidated Financial Statements begin on page 44.

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

Fiscal year

The Company’s fiscal year ends on the last Sunday in December. Results for 2010, 2009 and 2008 are for the 52-week periods ended December 26, 2010, December 27, 2009 and December 28, 2008, respectively.

Principles of consolidation

The accompanying financial statements include the accounts of Media General, Inc., subsidiaries more than 50% owned and its Variable Interest Entity (VIE), for which Media General, Inc. is the primary beneficiary (collectively, the Company). All significant intercompany balances and transactions have been eliminated. The equity method of accounting is used for investments in companies in which the Company has significant influence; generally, this represents investments comprising approximately 20 to 50 percent of the voting stock of companies or certain partnership interests.

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

Revenue recognition

The Company’s principal sources of revenue are the sale of advertising in newspapers, the sale of newspapers to individual subscribers and distributors, and the sale of airtime on television stations. In addition, the Company sells advertising on its newspaper and television websites and portals, and derives revenues from other online activities, including an online advergaming development firm and an online shopping portal. Advertising revenue is recognized when advertisements are published, aired or displayed, or when related advertising services are rendered. Newspaper advertising contracts, which generally have a term of one year or less, may provide rebates or discounts based upon the volume of advertising purchased during the terms of the contracts. Estimated rebates and discounts are recorded as a reduction of revenue in the period the advertisement is displayed. This requires the Company to make certain estimates regarding future advertising volumes. Estimates are based on various factors including historical experience and advertising sales trends. These estimates are revised as necessary based on actual volumes realized. Subscription revenue is recognized on a pro-rata basis over the term of the subscription. Amounts received from customers in advance are deferred until the newspaper has been delivered. Commission revenues from the online shopping portal are recognized upon third-party notification of consumer purchase.

The Company also derives revenues from cable and satellite retransmission of its broadcast programs, from its printing/distribution operations, as well as from the sale of broadcast equipment and studio design services. Retransmission revenues from cable and satellite are recognized based on average monthly subscriber counts and contractual rates. Printing revenue for external customers as well as third-party distribution revenue is recognized when the product is delivered in accordance with the customers’ instructions. Revenues from fixed price contracts (such as studio design services or advergaming development) are recognized under the percentage of completion method, measured by actual cost incurred to date compared to estimated total costs of each contract.

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and cash equivalents

Cash in excess of current operating needs is invested in various short-term instruments carried at cost that approximates fair value. Those short-term investments having an original maturity of three months or less are classified in the balance sheet as cash equivalents.

Derivatives

Derivatives are recognized as either assets or liabilities on the balance sheet at fair value. For derivative instruments that are designated as cash flow hedges, the effective portion of the change in value of the derivative instrument is reported as a component of the Company’s OCI and is reclassified into earnings (e.g., interest expense for interest rate swaps) in the same period or periods during which the hedged transaction affects earnings. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the Company’s current earnings during the period of change.

Accounts receivable and concentrations of credit risk

Media General is a diversified communications company which sells products and services to a wide variety of customers located principally in the southeastern United States. The Company’s trade receivables result from the sale of advertising and content within its operating segments. The Company routinely assesses the financial strength of significant customers, and this assessment, combined with the large number and geographic diversity of its customer base, limits its concentration of risk with respect to trade receivables. The Company maintains an allowance for doubtful accounts based on both the aging of accounts at period end and specific reserves for certain customers. Accounts are written off when deemed uncollectible.

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

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company-owned life insurance

The Company owns life insurance policies on executives, current employees, former employees and retirees. Management considers these policies to be operating assets. Cash surrender values of life insurance policies are presented net of policy loans. Borrowings and repayments against company-owned life insurance are reflected in the operating activities section of the Statement of Cash Flows.

Property and depreciation

Plant and equipment are depreciated, primarily on a straight-line basis, over the estimated useful lives which are generally 40 years for buildings and range from three to 30 years for machinery and equipment. Depreciation deductions are computed by accelerated methods for income tax purposes. Major renovations and improvements as well as interest cost incurred during the construction period of major additions are capitalized. Expenditures for maintenance, repairs and minor renovations are charged to expense as incurred.

Intangible and other long-lived assets

Intangible assets consist of goodwill (which is the excess of purchase price over the net identifiable assets of businesses acquired), FCC licenses, network affiliations, subscriber lists, other broadcast intangibles, intellectual property, and trademarks. Indefinite-lived intangible assets (goodwill, FCC licenses and trademarks) are not amortized, but finite-lived intangibles (network affiliations, subscriber lists and other broadcast intangibles) are amortized using the straight-line method over periods ranging from one to 25 years (see Note 3). Internal use software is amortized on a straight-line basis over its estimated useful life, not to exceed five to seven years.

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

FCC broadcast licenses are granted for maximum terms of eight years and are subject to renewal upon application to the FCC. The terms of several of the Company’s FCC licenses have expired, however the licenses remain in effect until action on the renewal applications has been completed. The Company filed all of its applications for renewal in a timely manner prior to the applicable expiration dates and expects its applications will be approved when the FCC works through its backlog, as is routine in the industry. The Company’s network affiliation agreement intangible assets are due for renewal in a weighted-average period of two years. The Company currently expects that it will renew each network affiliation agreement prior to its expiration date. Costs associated with renewing or extending intangible assets have historically been insignificant and are expensed as incurred.

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

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive income

The Company’s comprehensive income consists of net income, pension and postretirement related adjustments, unrealized gains and losses on certain investments in equity securities (including reclassification adjustments), and changes in the value of derivative contracts.

New accounting pronouncements

The FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements, which requires companies to separately identify more deliverables within an arrangement than current accounting literature and may affect the timing of revenue recognition. The guidance further requires an allocation of transaction consideration to each of the identified deliverables based on relative selling-price. This guidance also requires additional disclosures including the amount of multiple-deliverable revenue recognized each reporting period and the amount of multiple-deliverable deferred revenue as of the end of each reporting period. The Company adopted this standard at the beginning of 2011, and it did not have a material impact on the Company’s accounting. However, it could become more significant as the Company enters into new lines of business or more complex transactions.

Note 2: Taxes on Income

The Company’s tax provision had an unusual relationship in 2010 to pretax income from continuing operations primarily due to the existence of a full deferred tax valuation allowance and a deferred tax liability that could not be used to offset deferred tax assets (termed a “naked credit”). A reconciliation of income taxes computed at the federal statutory tax rate to actual income tax expense from continuing operations is as follows:

(In thousands)	2010	2009	2008
Income taxes computed at federal statutory tax rate	$976	$(25,701)	$(319,006)
Increase (reduction) in income taxes resulting from:
“Naked credit” related to amortization of intangible assets	30,025	—	—
Impairment writedown of non-deductible goodwill	—	—	32,956
State income taxes, net of federal income tax benefit	626	(3,102)	(10,687)
(Decrease) increase in deferred tax valuation allowance	(4,823)	6,529	7,527
Intraperiod tax allocation	—	(1,291)	—
Change in reserve for uncertain tax positions	(1,667)	(4,771)	—
Other	290	(302)	1,019

Income tax expense (benefit)	$25,427	$(28,638)	$(288,191)

The Company evaluates the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. Due to the 2008 and 2009 impairment charges, the Company had a cumulative pretax loss (when considering the current and two preceding years) and, therefore, could not consider expectations of future income to utilize the deferred tax assets. Other sources, such as income available in a carryback period, future reversal of existing temporary differences, or tax planning strategies were taken into consideration; however, a valuation allowance was deemed necessary as of the end of each year presented. The Company’s deferred tax asset valuation allowance was $62.3 million as of December 26, 2010 and $23.9 million as of December 27, 2009.

In the future, the Company will generate additional deferred tax assets and liabilities related to its amortization of acquired intangible assets for tax purposes (e.g., tax amortization was approximately $77 million in 2010 and is expected to be approximately $64 million in 2011) because these long-lived intangible assets are not amortized for financial reporting purposes. The tax amortization in future years will give rise to a temporary difference, and a tax liability ($25 million in 2011 as compared to $30 million in 2010), which will only reverse at the time of ultimate sale or further impairment of the underlying intangible assets. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as a source of future taxable income

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for purposes of determining a valuation allowance; therefore, the tax liability cannot be used to offset the deferred tax asset related to the net operating loss (NOL) carryforward for tax purposes that will be generated by the same amortization. This “naked credit” gives rise to the need for additional valuation allowance.

In 2010, tax expense related to the additional valuation allowances required by the “naked credit” was $30 million, which was partially offset by an additional $2.9 million tax refund related to the Company’s 2009 NOL carryback claim and a $1.7 million tax benefit related to favorable adjustments to the Company’s reserve for uncertain tax positions. The Company anticipates recording an additional deferred tax valuation allowance of approximately $25 million, $23 million, and $20 million in 2011, 2012, and 2013, respectively. The additional valuation allowance will be recorded as a non-cash charge to income tax expense.

The anticipated additional income tax expense for future years would be altered by a change in enacted corporate tax rates or an event supporting reversal of a portion or all of the Company’s valuation allowance. Examples of such an event include:

•	Generation of sufficient income to support the realization of the Company’s deferred tax assets

•	Additional impairment charges or sales of the underlying intangible assets

•	The passage of time coupled with the achievement of positive cumulative financial reporting income (generally the current and two preceding years).

The Company did not record a significant temporary difference in 2009 related to the tax amortization of intangible assets due to the $84 million impairment charge recognized in the third quarter of 2009.

Significant components of income taxes from continuing operations are as follows:

(In thousands)	2010	2009	2008
Federal	$(2,931)	$(29,982)	$(13,369)
State	—	(4,833)	(2,204)

Current	(2,931)	(34,815)	(15,573)

Federal	25,287	4,358	(265,911)
State	4,738	61	(14,234)

Deferred	30,025	4,419	(280,145)

Valuation allowance	—	6,529	7,527
Change in reserve for uncertain tax positions	(1,667)	(4,771)	—

Income tax expense (benefit)	$25,427	$(28,638)	$(288,191)

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences, which gave rise to significant components of the Company’s deferred tax liabilities and assets at December 26, 2010, and December 27, 2009, are as follows:

(In thousands)	2010	2009
Deferred tax liabilities:
Difference between book and tax bases of intangible assets	$34,019	$2,986
Tax over book depreciation	61,614	69,666
Other	—	674

Total deferred tax liabilities	95,633	73,326

Deferred tax assets:
Employee benefits	(21,683)	(29,952)
Net operating losses	(40,887)	(7,562)
Other comprehensive income items	(61,673)	(58,371)
Other	(3,269)	(962)

Total deferred tax assets	(127,512)	(96,847)

Net deferred tax assets	(31,879)	(23,521)
Valuation allowance	62,275	23,891
Deferred tax assets included in other current assets	4,333	6,863

Deferred tax liabilities	$34,729	$7,233

The Company’s NOL for tax purposes was approximately $83 million in 2010, which will be carried forward against future taxable income. The maximum NOL carry forward period allowable under federal income tax law is 20 years and the NOL will expire in 2030 if unused. Due to the Company’s cumulative book loss position discussed above, the Company is unable to assume future taxable income and has recorded a full valuation allowance against the deferred tax asset related to the NOL.

The Company received net refunds of income taxes of $29.2 million in 2010 and paid income taxes of $.1 million and $1.6 million, net of refunds in 2009 and 2008, respectively.

As of December 26, 2010 and December 27, 2009, the Company had $1.1 million and $27.8 million of refundable income taxes, respectively. The 2010 refundable balance was due to pending state income tax refunds, and the 2009 balance was due primarily to the 2009 NOL refund claim allowed under the November 2009 tax law change that permitted a five-year carryback period, all of which was received in 2010.

A reconciliation of the beginning and ending balances of the gross liability for uncertain tax positions is as follows:

(In thousands)	2010	2009	2008
Uncertain tax position liability at the beginning of the year	$8,146	$14,971	$15,421
Reductions based on tax positions related to the current year	—	—	(600)
Additions for tax positions for prior years	381	665	736
Reductions for tax positions for prior years	(1,858)	(1,658)	(586)
Decreases due to settlements	(5,241)	(5,832)	—

Uncertain tax position liability at the end of the year	$1,428	$8,146	$14,971

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The entire balance of the liability for uncertain tax positions would impact the effective rate (net of related asset for uncertain tax positions) if underlying tax positions were sustained or favorably settled. The Company recognizes interest and penalties accrued related to uncertain tax positions in the provision for income taxes. As of December 26, 2010, the liability for uncertain tax positions included approximately $.4 million of estimated interest and penalties.

For federal tax purposes, the Company’s tax returns have been audited or closed by statute through 2006 and remain subject to audit for years 2007 and beyond. The Company has various state income tax examinations ongoing and at varying stages of completion, but generally its state income tax returns have been audited or closed to audit through 2006.

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

Note 3: Intangible Assets and Impairment

In 2010, the Company completed its annual impairment test, which is performed as of the first day of the fourth quarter, with no impairment indicated. The Company performed several interim impairment tests during 2009 and 2008 in addition to its annual test and recorded impairment charges in the second and fourth quarters of 2008 and third quarter of 2009. Due to the continuation of challenging business conditions in the second quarter of 2008 and the market’s perception of the value of media company stocks at that time, the Company performed an interim impairment assessment as of June 29, 2008. Business conditions worsened during the fourth quarter of that year, and the market’s perception of the value of media company stocks deteriorated further resulting in another interim impairment test as of December 28, 2008. As 2009 progressed, it became clear that the anticipated economic recovery would be delayed, leading the Company to perform a second-quarter interim impairment test, with no impairment indicated. Several developments in the third quarter of 2009 had relevance for purposes of impairment testing. First, at the beginning of the quarter the Company changed its structure from one organized by division (media platform) to one organized primarily by geographic market. At the same time, the Company reallocated goodwill in accordance with the new market structure. Second, the market’s perception of the value of media stocks rose considerably, which contributed to an increase of approximately $50 million in the estimated fair value of all of the Company’s reporting units in total. Third, there were signs of the economy bottoming out. However, continued lackluster consumer spending in the quarter resulted in further advertising revenue erosion, and the Company’s expectation regarding a recovery in advertising spending was delayed into 2010. These factors, together with the more granular testing required by accounting standards as a result of the Company’s new reporting structure, resulted in a third-quarter impairment test in 2009.

As a result of the testing in 2009, the Company recorded non-cash impairment charges related to goodwill totaling approximately $66 million and FCC licenses, network affiliation and other intangibles of approximately $18 million. The pretax charge totaled $84 million and was recorded on the “Goodwill and other asset impairment” line. The associated tax benefit was subject to limitations as discussed more fully in Note 2.

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

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For impairment tests, the Company compares the carrying value of the reporting unit or asset tested to its estimated fair value. The fair value is determined using the estimated discounted cash flows expected to be generated by the assets along with, where appropriate, market inputs. The determination of fair value requires the use of significant judgment and estimates about assumptions that management believes are appropriate in the circumstances although it is reasonably possible that actual performance will differ from these assumptions. These assumptions include those relating to revenue growth, compensation levels, newsprint prices, capital expenditures, discount rates and market trading multiples for broadcast and newspaper assets.

The Company has recorded pretax cumulative impairment losses related to goodwill approximating $685 million through December 26, 2010. The following table shows the change in the gross carrying amount and the accumulated amortization for intangible assets and goodwill from December 27, 2009 to December 26, 2010:

	December 27, 2009		Change	December 26, 2010
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Amortization Expense	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets (including network affiliation, advertiser, programming and subscriber relationships):
Virginia/Tennessee	$55,326	$42,377	$711	$55,326	$43,088
Florida	1,055	1,055	—	1,055	1,055
Mid-South	84,048	61,770	4,287	84,048	66,057
North Carolina	11,931	10,095	221	11,931	10,316
Ohio/Rhode Island	9,157	4,864	358	9,157	5,222
Advert. Serv. & Other	6,614	3,249	598	6,614	3,847

Total	$168,131	$123,410	$6,175	$168,131	$129,585

Indefinite-lived intangible assets:
Goodwill:
Virginia/Tennessee	$96,725			$96,725
Florida	43,123			43,123
Mid-South	118,153			118,153
North Carolina	20,896			20,896
Ohio/Rhode Island	61,408			61,408
Advert. Serv. & Other	14,712			14,712

Total goodwill	355,017			355,017
FCC licenses
Virginia/Tennessee	20,000			20,000
Mid-South	93,694			93,694
North Carolina	24,000			24,000
Ohio/Rhode Island	36,004			36,004

Total FCC licenses	173,698			173,698
Other	2,172			2,172

Total	$530,887			$530,887

The fair value measurements determined for purposes of performing the Company’s impairment tests are considered Level 3 under the fair value hierarchy because they require significant unobservable inputs to be developed using estimates and assumptions determined by the Company and reflecting those that a market participant would use.

Intangibles amortization expense is projected to be approximately $6 million in 2011, decreasing to $3 million in 2012, and to $2 million in 2013, 2014 and 2015.

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4: Acquisitions, Dispositions and Discontinued Operations

In 2009, the Company sold a small magazine and its related website located in the Virginia/Tennessee Market. It also completed the sale of WCWJ in Jacksonville, Florida, which was the last of five television station divestitures under plans initiated in December 2007. The 2009 divestitures, along with certain post-closing adjustments related to the 2008 sale of the first four television stations, resulted in an after-tax gain of $8.9 million in 2009. In 2008, the Company completed the sale of TV stations that were classified as held for sale in three transactions. The Company recognized gross proceeds of $78 million, including working capital adjustments and an after-tax loss of $11.3 million in 2008. With the completion of the divestitures of all five stations, the Company generated proceeds of approximately $95 million.

The gains and losses related to these sales are shown on the face of the Consolidated Statements of Operations on the line “Net gain (loss) related to divestiture of discontinued operations (net of income taxes).” The results of these stations and the magazine, and their associated websites, have been presented as discontinued operations in the accompanying Consolidated Statements of Operations for the years ended December 27, 2009 and December 28, 2008, and included:

(In thousands)	2009	2008
Revenues	$4,084	$24,597
Costs and expenses	3,927	20,169

Income before income taxes	157	4,428
Income taxes	2	1,727

Income from discontinued operations	$155	$2,701

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

Note 5: Long-Term Debt and Other Financial Instruments

Long-term debt at December 26, 2010, and December 27, 2009, was as follows:

(In thousands)	2010	2009
Bank term loan facility	$369,412	$285,844
11.75% senior notes	293,929	—
Revolving credit facility ($64 million available at 12/26/2010)	—	426,037
Capitalized lease	—	28

Long-term debt	$663,341	$711,909

In the first quarter of 2010, the Company established a new financing structure; the Company simultaneously amended and extended its bank term loan facility and issued senior notes. As a result, the Company immediately expensed previously deferred debt issuance costs of $1.8 million. The senior notes mature in 2017 and have a face value of $300 million, an interest rate of 11.75%, and were issued at a price equal to 97.69% of face value. The proceeds from the senior notes were used to pay down existing bank credit facilities. The bank term loan facility matures in March 2013 and bears an interest rate of LIBOR plus a margin ranging from 3.75% to 4.75% (4.25% at December 26, 2010), determined by the Company’s leverage ratio, as defined in the agreement. The new agreements have two main financial covenants: a leverage ratio and a fixed charge coverage ratio which involve debt levels, interest expense as well as other fixed charges, and a rolling four-quarter calculation of EBITDA, all as defined in the agreements. These agreements provide the Company with enhanced financial flexibility. The Company pledged its cash and assets as well as the stock of its subsidiaries as collateral; the Company’s subsidiaries also guaranteed the debt of the parent company. Additionally, there are

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restrictions on the Company’s ability to pay dividends (none were allowed in 2010 or will be allowed 2011), make capital expenditures above certain levels, repurchase its stock, and engage in certain other transactions such as making investments or entering into capital leases above certain levels. The bank term loan facility contains an annual requirement to use excess cash flow (as defined within the agreement) to repay debt. Other factors, such as the sale of assets, may also result in a mandatory prepayment of the bank term loan. As of December 26, 2010, the Company had no mandatory excess cash flow payments due to voluntary prepayments made during 2010. In addition, the Company was in compliance with all covenants and expects that the covenants will continue to be met.

Long-term debt maturities during the five years subsequent to December 26, 2010 aggregate $369.4 million, and are due in 2013. The Company’s $300 million senior notes mature in 2017 and cannot be prepaid until 2014.

In 2006, the Company entered into several interest rate swaps as part of an overall strategy to manage interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR. These interest rate swaps were designated as cash flow hedges with notional amounts totaling $300 million; swaps with notional amounts of $100 million matured in 2009, and the remaining $200 million will mature in the third quarter of 2011. Changes in cash flows of the interest rate swaps offset changes in the interest payments on the Company’s bank term loan. These swaps effectively convert a portion of the Company’s variable rate bank debt to fixed rate debt with a weighted average interest rate approximating 9.9% at December 26, 2010.

The interest rate swaps are carried at fair value based on the present value of the estimated cash flows the Company would have received or paid to terminate the swaps; the Company applied a discount rate that is predicated on quoted LIBOR prices and current market spreads for unsecured borrowings. In 2010 and 2009, $10.7 million and $12.2 million, respectively, was reclassified from OCI into interest expense on the Consolidated Statements of Operations as the effective portion of the interest rate swap. The pretax change deferred in other comprehensive income (“OCI”) for 2010 and 2009 was $7.5 million and $8.4 million, respectively. Based on the estimated current and future fair values of the swaps as of December 26, 2010, the Company estimates that $6.9 million will be reclassified from OCI to interest expense in the next twelve months. Under the fair value hierarchy, the Company’s interest rate swaps fall under Level 2 (other observable inputs). Interest rate swaps were recorded on the Consolidated Balance Sheets in the line item “Accrued expenses and other liabilities” in 2010 and in “Other liabilities and deferred credits” in 2009. The following table includes information about the Company’s derivatives designated as hedging instruments as of December 26, 2010 and December 27, 2009.

(In thousands)	2010	2009
Fair value of interest rate swaps	$6,891	$14,353

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table that follows includes information about the carrying values and estimated fair values of the Company’s financial instruments at December 26, 2010, and December 27, 2009:

	2010		2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Investments
Trading	$249	$249	$303	$303
Liabilities:
Long-term debt:
Bank term loan facility	369,412	365,980	285,844	277,614
11.75% senior notes	293,929	320,608	—	—
Revolving credit facility	—	—	426,037	413,771
Interest rate swap agreements	6,891	6,891	14,353	14,353

Trading securities held by the Supplemental 401(k) Plan are carried at fair value and are determined by reference to quoted market prices. The fair value of the bank term loan debt in the chart above was estimated using discounted cash flow analyses and an estimate of the Company’s bank borrowing rate (by reference to publicly traded debt rates as of December 26, 2010) for similar types of borrowings. The fair value of the 11.75% Senior Notes was valued at the most recent trade prior to the end of the Company’s fiscal year which approximates fair value. Under the fair value hierarchy, the Company’s trading securities fall under Level 1 (quoted prices in active markets) and its long-term debt falls under Level 2 (other observable inputs).

Note 6: Business Segments

The Company is a diversified communications company located primarily in the southeastern United States. The Company is comprised of five geographic market segments (Virginia/Tennessee, Florida, Mid-South, North Carolina and Ohio/Rhode Island) along with a sixth segment that includes interactive advertising services and certain other operations.

Revenues for the geographic markets include revenues from 18 network-affiliated television stations, three metropolitan newspapers, and 20 community newspapers, all of which have associated websites. Revenues for the geographic markets additionally include revenues from more than 200 specialty publications including weekly newspapers and niche publications and the websites associated with many of these publications. Revenues for the sixth segment, Advertising Services & Other, are generated by three interactive advertising services companies and certain other operations including a broadcast equipment and studio design company.

Management measures segment performance based on operating profit (loss) from operations before interest, income taxes, and acquisition related amortization. Amortization of acquired intangibles is not allocated to individual segments. Intercompany sales are primarily accounted for as if the sales were at current market prices and are eliminated in the consolidated financial statements. Certain promotion in the Company’s newspapers and television stations on behalf of its online shopping portal are recognized based on incremental cost. The Company’s reportable segments are managed separately, largely based on geographic market considerations and a desire to provide services to customers regardless of the media platform or differences in the method of delivery. In certain instances, operations have been aggregated based on similar economic characteristics.

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information by segment is as follows:

(In thousands)	Assets	Capital Expenditures	Revenues	Depreciation and Amortization	Operating Profit (Loss)
2010
Virginia/Tennessee	$303,685	$3,389	$192,405	$(13,052)	$36,430
Florida	138,025	3,958	157,295	(6,883)	11,155
Mid-South	377,956	10,322	165,648	(11,526)	36,145
North Carolina	102,265	2,339	77,682	(6,009)	5,485
Ohio/Rhode Island	134,008	884	62,339	(3,179)	20,801
Advertising Services & Other	25,243	334	25,057	(797)	3,124
Eliminations	—	—	(2,311)	—	(8)

					113,132
Unallocated amounts:
Acquisition intangibles amortization	—	—	—	(6,175)	(6,175)
Corporate	98,791	5,256	—	(5,468)	(31,518)

	$1,179,973	$26,482	$678,115	$(53,089)

Corporate interest expense					(71,020)
Gain on insurance recovery					956
Other					(2,586)

Consolidated income before income taxes					$2,789

2009
Virginia/Tennessee	$324,528	$4,813	$199,290	$(13,807)	$39,644
Florida	152,264	930	158,232	(8,111)	4,262
Mid-South	387,361	4,677	145,621	(13,426)	21,201
North Carolina	110,031	2,520	78,762	(6,801)	4,719
Ohio/Rhode Island	139,479	1,527	50,613	(3,371)	10,514
Advertising Services & Other	41,618	113	26,683	(884)	4,579
Eliminations	—	—	(1,589)	2	(46)

					84,873
Unallocated amounts:
Acquisition intangibles amortization	—	—	—	(7,064)	(7,064)
Corporate	80,767	3,873	—	(5,716)	(27,067)

	$1,236,048	$18,453	$657,612	$(59,178)

Interest expense					(41,978)
Impairment of and income (loss) on investments					701
Goodwill and other asset impairment					(84,220)
Gain on insurance recovery					1,915
Other					(591)

Consolidated loss from continuing operations before income taxes					$(73,431)

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)	Assets	Capital Expenditures	Revenues	Depreciation and Amortization	Operating Profit (Loss)
2008
Virginia/Tennessee	$240,035	$10,375	$232,465	$(15,244)	$40,609
Florida	110,805	3,641	201,291	(9,905)	(1,467)
Mid-South	277,396	6,442	171,531	(14,836)	24,967
North Carolina	99,989	5,009	105,372	(7,371)	11,642
Ohio/Rhode Island	75,731	623	62,921	(3,869)	13,949
Advertising Services & Other	29,458	220	26,647	(796)	1,495
Eliminations	—	—	(2,852)	10	(1,113)

					90,082
Unallocated amounts:
Acquisition intangibles amortization	—	—	—	(13,670)	(13,670)
Corporate	488,436	4,698	—	(5,783)	(38,504)
Discontinued operations	12,402	509	—	—

	$1,334,252	$31,517	$797,375	$(71,464)

Interest expense					(43,449)
Impairment of and income (loss) on investments					(4,419)
Goodwill and other asset impairment					(908,701)
Gain on insurance recovery					3,250
Other					3,965

Consolidated loss from continuing operations before income taxes					$(911,446)

Note 7: Common Stock and Stock Options

The Company’s Articles of Incorporation provide for the holders of the Class A Stock voting separately and as a class to elect 30% of the Board of Directors (or the nearest whole number if such percentage is not a whole number) and for the holders of the Class B Stock to elect the balance. The Company’s Class B stockholders have the sole right to vote on all other matters submitted for a vote of stockholders, except as required by law and except with respect to limited matters specifically set forth in the Articles of Incorporation. Class B common stock can be converted into Class A common stock on a share-for-share basis at the option of the holder. When a dividend is paid, both classes of common stock receive the same amount per share.

The Company’s Long-Term Incentive Plan (LTIP) is administered by the Compensation Committee and permits the grant of stock-based awards to key employees in the form of nonqualified stock options (Non-Qualified Stock Option Plan) and non-vested shares (Performance Accelerated Restricted Stock Plan (PARS)). At December 26, 2010, a combined 925,168 shares remained available for grants of PARS (up to 167,944 shares) and stock options under the LTIP. Grant prices of stock options are equal to the fair market value of the underlying stock on the date of grant. Options are exercisable during the continued employment of the optionee but not for a period greater than ten years and not for a period greater than one year after termination of employment; they generally become exercisable at the rate of one-third each year from the date of grant. For awards granted prior to 2006, the optionee may exercise any option in full in the event of death or disability or upon retirement after at least ten years of service with the Company and after attaining age 55. For awards granted in 2006 and thereafter, the optionee must be 63 years of age, with ten years of service, and must be an employee on December 31 of the year of grant in order to be eligible to exercise an award upon retirement. The Company has options for approximately 48,000 shares outstanding under former plans with slightly different exercise terms.

The Company valued stock options granted using a binomial lattice valuation method. The volatility factor was estimated based on the Company’s historical volatility over the contractual term of the options. The Company also used historical data to derive the option’s expected life. The risk-free interest rate was based on

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the U.S. Treasury yield curve in effect at the date of grant. The dividend yield was predicated on the average expected dividend payment over the expected life of the option and the stock price on the grant date. The key assumptions used to value stock options granted in 2010, 2009, and 2008 and the resulting grant date fair values are summarized below:

	2010	2009	2008
Risk-free interest rate	3.10%	2.30%	3.31%
Dividend yield	1.60%	2.00%	2.90%
Volatility factor	65.00%	51.10%	29.00%
Expected life (years)	6.60	6.60	6.50
Exercise price	$8.90	$2.16	$20.30
Grant date fair value	$4.61	$0.89	$4.88

The following is a summary of option activity for the year ended December 26, 2010:

(In thousands, except per share amounts)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)*	Aggregate Intrinsic Value
Outstanding - beginning of year	2,361	$35.01
Granted	475	8.90
Exercised	(92)	2.16
Forfeited or expired	(279)	35.50

Outstanding - end of year	2,465	$31.15	6.0	$1,429

Outstanding - end of year less estimated forfeitures	2,404	$31.77	5.9	$1,355

Exercisable - end of year	1,546	$44.69	4.5	$291

*	Excludes 400 options which are exercisable during the lifetime of the optionee and 47,400 options which are exercisable during the continued employment of the optionee and for a three-year period thereafter.

The Company recognized non-cash compensation expense related to stock options in 2010, 2009 and 2008 as summarized below. As of December 26, 2010, there was $1.1 million of total unrecognized compensation cost related to stock options expected to be recognized over a weighted-average period of approximately 1.9 years.

(In thousands)	2010	2009	2008
Pretax compensation cost (related to stock options)	$1,614	$897	$3,295
After-tax compensation cost (related to stock options)	1,028	571	2,099

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company granted 512,600 Stock Appreciation Rights (SARs) with an exercise price of $40.01 in the first quarter of 2007. Because SARs are settled in cash, the related compensation expense is variable. Due to a decline in the Company’s stock price since the grant date, the cumulative compensation expense related to SARs is not material. Any unexercised SARs will expire in January 2012.

Certain executives are eligible for PARS, which vest over a ten-year period. If certain earnings targets are achieved (as defined in the plan), vesting may accelerate to either a three, five or seven year period. The recipient of PARS must remain employed by the Company during the vesting period. However, in the event of death, disability, or retirement after age 63, a pro-rata portion of the recipient’s PARS becomes vested. PARS are awarded at the fair value of Class A shares on the date of the grant. All restrictions on PARS granted prior to 2001 have been released. The following is a summary of PARS activity for the year ended December 26, 2010:

(In thousands, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value
Nonvested balance - beginning of year	415	$39.52
Granted	187	$8.90

Nonvested balance - end of year	602	$30.01

As of the end of 2010, there was $6.2 million of total unrecognized compensation cost related to PARS under the LTIP; that cost is expected to be recognized over a weighted-average period of approximately 5.4 years. The amount recorded as expense in 2010, 2009 and 2008, was $1.6 million ($1.0 million after-tax), $1.4 million ($.9 million after-tax), and $2 million ($1.3 million after-tax), respectively.

The Company has maintained a Supplemental 401(k) Plan (the Plan) for many years which allows certain employees to defer salary and obtain Company match where federal regulations would otherwise limit those amounts. The Company is the primary beneficiary of this Variable Interest Entity (VIE) that holds the Plan’s investments and consolidates the Plan accordingly. With certain 2008 amendments to the Plan, participants receive cash payments upon termination of employment, and participants age 55 and above can choose from a range of investment options including the Company’s Class A common stock. The Plan’s liability to participants ($.9 million and $1.2 million at December 26, 2010 and December 27, 2009, respectively) is adjusted to its fair value each reporting period. The Plan’s investments ($.2 million and $.3 million at December 26, 2010 and December 27, 2009, respectively) other than its Class A common stock, are considered trading securities, reported as assets, and are adjusted to fair value each reporting period. Investments in the Class A common stock are measured at historical cost and are recorded as a reduction of additional paid-in capital. Consequently, fluctuations in the Company’s stock price will have an impact on the Company’s net income when the liability is adjusted to fair value and the common stock remains at historical cost. The Company recognized a benefit of $.2 million ($.1 million after-tax) in 2010, an expense of $.7 million ($.4 million after-tax) in 2009, and a benefit of $1.7 million ($1.1 million after-tax) in 2008 under the Plan due to the fluctuations in the Company’s stock price. The Company suspended its 5% match on the Plan effective April 1, 2009; however, effective January 1, 2011, the Company reinstated the match up to a maximum of 2% of an eligible and participating employee’s salary.

Each member of the Board of Directors that is neither an employee nor a former employee of the Company (an Outside Director) participates in the Directors’ Deferred Compensation Plan. The plan provides that each Outside Director shall receive half of his or her annual compensation for services to the Board in the form of Deferred Stock Units (DSU); each Outside Director additionally may elect to receive the balance of his or her compensation in either cash, DSU, or a split between cash and DSU. Other than dividend credits (when dividends are declared), deferred stock units do not entitle Outside Directors to any rights due to a holder of common stock. DSU account balances may be settled after the Outside Director’s retirement date by a cash lump-sum payment, a single distribution of common stock, or annual installments of either cash or common stock over a period of up to ten years. The Company records expense annually based on the amount of compensation paid to each director as well as recording an adjustment for changes in fair value of DSU. The Company recognized a benefit of $.4 million ($.2 million after-tax) in 2010, an expense of $2.5 million ($1.6 million after-tax) in 2009, and a benefit of $1 million ($.6 million after-tax) in 2008, under the plan due primarily to the fluctuations in the fair value of DSU.

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because both the Supplemental 401(k) Plan and the Director’s Deferred Compensation Plan were designed to align the interest of participants with those of shareholders, fluctuations in stock price have an effect on the expense recognized by the Company. Each $1 change in the Company’s stock price as of December 26, 2010 would have adjusted the Company’s pretax income by approximately $.5 million.

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

In the second quarter of 2009, the Company amended certain of its plans so that future retirement benefits under the retirement, ERISA Excess and Executive Supplemental Retirement plans are based on final average earnings as of May 31, 2009. Service accruals under the retirement and ERISA Excess plans ceased at the beginning of 2007 and the retirement plan was closed to new participants at that time, but benefits had been allowed to grow based on future compensation. In the third quarter of 2009, the Company further amended the Executive Supplemental Retirement Plan so that service provided after January 31, 2010 would not increase a participant’s benefit. The two plan amendments in 2009 resulted in a net curtailment gain of $2 million and adjusted Other Comprehensive Income (OCI) by approximately $37 million pretax due to the remeasurement. As a result of these actions, all three plans were effectively frozen. These changes did not affect the benefits of current retirees.

Benefit Obligations

The following table provides a reconciliation of the changes in the Plans’ benefit obligations for the years ended December 26, 2010, and December 27, 2009:

	Pension Benefits		Other Benefits
(In thousands)	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$390,313	$417,555	$40,290	$41,552
Service cost	38	596	202	227
Interest cost	22,910	24,150	2,319	2,500
Participant contributions	—	—	1,699	1,276
Plan amendments	—	(2,023)	—	—
Actuarial loss (gain)	19,416	6,197	1,795	(89)
Benefit payments, net of subsidy	(20,542)	(19,600)	(4,145)	(5,176)
Curtailments	—	(36,562)	—	—

Benefit obligation at end of year	$412,135	$390,313	$42,160	$40,290

Because the plans are frozen, the accumulated benefit obligation at the end of 2010 and 2009 was $412 million and $390 million, respectively. The Company’s policy is to fund benefits under the supplemental executive retirement, ERISA Excess, and all postretirement benefits plans as claims and premiums are paid. As of December 26, 2010, and December 27, 2009, the benefit obligation related to the supplemental executive

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

retirement and ERISA Excess plans included in the preceding table was $44.5 million and $42.1 million, respectively. The Plans’ benefit obligations were determined using the following assumptions:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Discount rate	5.60%	6.10%	5.20%	6.10%
Compensation increase rate	—	—	3.50	4.00

An 8.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2010 (8.0% for 2009). This rate was assumed to decrease gradually each year to a rate of 5% in 2018 and remain at that level thereafter. These rates have an effect on the amounts reported for the Company’s postretirement obligations. A one-percentage point increase or decrease in the assumed health care trend rates would change the Company’s accumulated postretirement benefit obligation approximately $800 thousand to $900 thousand, and the Company’s net periodic cost by approximately $50 thousand.

Plan Assets

The following table provides a reconciliation of the changes in the fair value of the Plans’ assets for the years ended December 26, 2010, and December 27, 2009:

	Pension Benefits		Other Benefits
(In thousands)	2010	2009	2010	2009
Change in plan assets:
Fair value of plan assets at beginning of year	$259,063	$209,049	$—	$—
Actual return on plan assets	25,495	52,789	—	—
Employer contributions	22,192	16,825	3,010	4,288
Participant contributions	—	—	1,699	1,276
Benefit payments	(20,542)	(19,600)	(4,709)	(5,564)

Fair value of plan assets at end of year	$286,208	$259,063	$—	$—

Under the fair value hierarchy, the Company’s retirement plan assets fall under Level 1 (quoted prices in active markets) and Level 2 (other observable inputs). The following table provides the fair value by each major category of plan assets at December 26, 2010 and December 27, 2009:

	2010		2009
	Level 1	Level 2	Level 1	Level 2
U.S. Small/Mid Cap Equity	$34,446	$—	$28,772	$—
U.S. Large Cap Equity	58,991	52,383	56,234	35,798
International/Global Equity	11,778	38,484	11,898	37,331
Fixed Income	64,623	22,882	64,106	23,072

The asset allocation for the Company’s funded retirement plan at the end of 2010 and 2009, and the asset allocation range for 2011, by asset category, are as follows:

	Asset allocation Range	Percentage of Plan Assets at Year End
Asset Category	2011	2010	2009
Equity securities	60% - 75%	69%	66%
Fixed income securities	25% - 45%	31%	34%

Total		100%	100%

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As the plan sponsor of the funded retirement plan, the Company’s investment strategy is to achieve a rate of return on the plan’s assets that, over the long-term, will fund the plan’s benefit payments and will provide for other required amounts in a manner that satisfies all fiduciary responsibilities. A determinant of the plan’s returns is the asset allocation policy. The Company’s investment policy provides absolute ranges (30-50% U.S. large cap equity, 5-17% U.S. small/mid cap equity, 10-30% international/global equity, 25-45% fixed income, and 0-5% cash) for the plan’s long-term asset mix. The Company periodically (at least annually) reviews and rebalances the asset mix if necessary. The Company also reviews the plan’s overall asset allocation to determine the proper balance of securities by market capitalization, value or growth, U.S., international or global, or the addition of other asset classes.

The plan’s investment policy is reviewed frequently and distributed to the investment managers. Periodically, the Company evaluates each investment manager to determine if that manager has performed satisfactorily when compared to the defined objectives, similarly invested portfolios, and specific market indices. The policy contains general guidelines for prohibited transactions such as:

•	borrowing of money

•	purchase of securities on margin

•	short sales

•	pledging any securities except loans of securities that are fully-collateralized

•	purchase or sale of futures or options for speculation or leverage

Restricted transactions include:

•	purchase or sale of commodities, commodity contracts, or illiquid interests in real estate or mortgages

•	purchase of illiquid securities such as private placements

•	use of various futures and options for hedging or for taking limited risks with a portion of the portfolio’s assets

Funded Status

The following table provides a statement of the funded status of the Plans at December 26, 2010, and December 27, 2009:

	Pension Benefits		Other Benefits
(In thousands)	2010	2009	2010	2009
Amounts recorded in the balance sheet:
Current liabilities	$(2,598)	$(2,119)	$(3,299)	$(2,957)
Noncurrent liabilities	(123,329)	(129,131)	(38,861)	(37,333)

Net amount recognized	$(125,927)	$(131,250)	$(42,160)	$(40,290)

The following table provides a reconciliation of the Company’s accumulated other comprehensive income prior to any deferred tax effects:

	Pension Benefits	Other Benefits
(In thousands)	Net actuarial loss	Net actuarial (gain) loss	Prior service (credit) cost	Total
December 27, 2009	$147,575	$(12,984)	$11,827	$(1,157)
Current year change	15,070	3,210	(1,721)	1,489

December 26, 2010	$162,645	$(9,774)	$10,106	$332

The Company anticipates recognizing $3.2 million of actuarial loss and $1.7 million of prior service cost, both of which are currently in accumulated other comprehensive income, as a component of its net periodic cost in 2011. The Company currently anticipates making contributions somewhere in the range of $10 million to $20 million to its retirement plan in 2011, although only $7 million of contributions would be required based on current estimates of ERISA minimums. For purposes of these disclosures $15 million was assumed.

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected Cash Flows

The following table includes amounts that are expected to be contributed to the Plans by the Company and amounts the Company expects to receive in Medicare subsidy payments. It additionally reflects benefit payments that are made from the Plans’ assets as well as those made directly from the Company’s assets, and it includes the participants’ share of the costs, which is funded by participant contributions. The amounts in the table are actuarially determined and reflect the Company’s best estimate given its current knowledge; actual amounts could be materially different.

(In thousands)	Pension Benefits	Other Benefits	Medicare Subsidy Receipts
Employer Contributions
2011 (expectation) to participant benefits	$17,598	$3,383	$—
Expected Benefit Payments / Receipts
2011	21,942	3,728	(345)
2012	22,677	3,783	(347)
2013	23,530	3,694	(352)
2014	24,258	3,962	(355)
2015	24,863	4,212	(373)
2016-2020	136,337	18,695	(2,110)

Net Periodic Cost

The following table provides the components of net periodic benefit cost for the Plans for fiscal years 2010, 2009, and 2008:

	Pension Benefits			Other Benefits
(In thousands)	2010	2009	2008	2010	2009	2008
Service cost	$38	$596	$944	$202	$227	$415
Interest cost	22,910	24,150	26,125	2,319	2,500	3,011
Expected return on plan assets	(23,820)	(23,682)	(25,898)	—	—	—
Amortization of prior-service (credit) cost	—	(193)	(53)	1,721	1,721	1,721
Amortization of net loss (gain)	2,671	2,625	5,525	(691)	(1,065)	(377)
Curtailment gain	—	(2,000)	—	—	—	—

Net periodic benefit cost	$1,799	$1,496	$6,643	$3,551	$3,383	$4,770

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net periodic costs for the Company’s pension and other benefit plans were determined using the following assumptions:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Discount rate*	6.10%	6.64%	6.10%	6.50%
Expected return on plan assets	8.25	8.25	—	—
Compensation increase rate	—	4.00	4.00	4.00

*	2009 reflects a blended average discount rate for the initial valuation and two subsequent remeasurements.

The reasonableness of the expected return on the funded retirement plan assets was determined by four separate analyses: 1) review of 10 years of historical data of portfolios with similar asset allocation characteristics done by a third party, 2) analysis of 20 years of historical performance assuming the current portfolio mix and investment manager structure performed by a third party, 3) review of the Company’s actual portfolio performance over the past five years, and 4) projected portfolio performance for 10 years, assuming the plan’s asset allocation range, performed by a third party. Net periodic costs for 2011 will use a discount rate of 5.6%, and an expected rate of return on plan assets of 8.0%.

The Company also sponsors a 401(k) plan covering substantially all employees. The Company matched 100% of participant pretax contributions up to a maximum of 5% of the employee’s salary until April 1, 2009 when the match was suspended. Effective January 1, 2011, the Company reinstated its match up to a maximum of 2% of the employee’s salary. Eligible account balances may be rolled over from a prior employer’s qualified plan. In 2010, there were no contributions made to the plan; in 2009 and 2008, contributions charged to expense under the plan were $2.4 million and $10.3 million, respectively.

Note 9: Investments

In the second quarter of 2008, the Company and its two equal partners completed the sale of SP Newsprint Company (SPNC) to White Birch Paper Company. The sale generated proceeds to the Company of approximately $60 million which were used to reduce debt; associated income taxes approximated $20 million. In the second quarter of 2009, a small adverse adjustment related to working capital was recognized, and in the third quarter of 2009, a small favorable resolution of a retained liability for an income tax dispute at SPNC was recorded. In 2008, the Company recorded a net loss of $1.6 million based on the estimated fair values of certain post-closing items. These adjustments and losses were included in the Statement of Operations in the line item “Impairment of and income (loss) on investments.”

The Company purchased approximately 42 thousand tons of newsprint from SPNC in 2010 at market prices, which totaled $24 million and approximated 89% of the Company’s newsprint needs. In 2009 and 2008, the Company purchased approximately 48 thousand and 55 thousand tons, respectively, of newsprint from SPNC which approximated 83% and 63% of the Company’s newsprint needs in each of those years and totaled approximately $26 million and $31 million in 2009 and 2008, respectively. The Company is committed to purchase a minimum of 35 thousand tons per year through 2013.

In 2008, the Company wrote off its entire remaining investment of $1.9 million (which was included as a part of the Company’s pretax impairment charge discussed in Note 3) in a company that produces interactive entertainment including games; the Company recovered $.5 million of its investment in the latter part of 2008.

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10: Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations as presented in the Consolidated Statements of Operations:

(In thousands, except per share amounts)	2010	2009	2008
Numerator for basic and diluted earnings per share:
Loss from continuing operations	$(22,638)	$(44,793)	$(623,255)
Distributed earnings attributable to participating securities	—	—	(504)

Loss from continuing operations available to common stockholders	(22,638)	(44,793)	(623,759)

Denominator for basic and diluted earnings per share:
Weighted average shares outstanding	22,341	22,245	22,113

Loss from continuing operations per common share (basic and diluted)	$(1.01)	$(2.01)	$(28.21)

Note 11: Commitments, Contingencies and Other

Broadcast film rights

Over the next four years, the Company is committed to purchase approximately $23.3 million of program rights that are not currently available for broadcast, including programs not yet produced. If such programs are not produced, the Company’s commitment would expire without obligation.

Lease obligations

The Company rents certain facilities and equipment under operating leases. These leases extend for varying periods of time ranging from one year to more than 20 years and in many cases contain renewal options. Total rental expense for continuing operations amounted to $6.8 million in both 2010 and 2009, and $7.9 million in 2008. Minimum rental commitments for continuing operations under operating leases with noncancelable terms in excess of one year are as follows: 2011 – $5.9 million; 2012 – $4.6 million; 2013 – $2.8 million; 2014 – $1.5 million; 2015 – $1.1 million; subsequent years – $7.1 million.

Barter transactions

The Company engages in barter transactions primarily for its television air time and recognized revenues and expenses of $9.5 million, $9.4 million and $10.3 million in 2010, 2009 and 2008, respectively.

Interest

In 2010, 2009 and 2008, the Company’s interest expense related to continuing operations was $71.1 million (including $5.5 million of debt issuance costs expensed immediately when the new financing structure was consummated), $42 million (net of $.2 million capitalized) and $43.4 million (net of $.2 million capitalized), respectively. Interest paid during 2010, 2009 and 2008, net of amounts capitalized, was $56.6 million, $36.3 million and $41.3 million, respectively.

Other current assets

Other current assets included program rights of $13.3 million and $15.4 million at December 26, 2010 and December 27, 2009, respectively.

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(In thousands)	2010	2009
Payroll and employee benefits	$25,279	$23,472
Deferred revenue	18,433	19,431
Interest	15,231	3,571
Program rights	12,707	14,677
Interest rate swaps	6,891	—
Other	11,243	11,023

Total	$89,784	$72,174

Insurance Recoveries

In the third quarter of 2009, the Company received cash of $3.5 million related to the collapse of television towers at WSPA following a storm; a portion of that settlement related to clean-up costs at the site. The Company wrote off the net book value of the destroyed towers totaling $1.3 million and recorded a gain of $1.9 million as the insured value of the property exceeded its net book value. In 2007, one of three presses at the Company’s Richmond Times-Dispatch printing facility caught fire which resulted in a 2007 settlement with the insurance company to cover the damaged press in addition to clean-up and repair costs in that year as well as subsequent years. In 2008 and 2010, the Company identified more cost-effective methods to clean the equipment, remediate the facility, and remove the press than previously anticipated, and consequently, recorded pretax gains of $3.3 million and $1 million in those years, respectively, related to the insurance settlement. Gains in all years were recorded on the Statements of Operations in the line item “Gain on insurance recovery.”

Other

The FCC mandated a reallocation of a portion of the broadcast spectrum to others, including Sprint/Nextel. According to the FCC order, broadcasters surrendered their old equipment to prevent interference within a narrowed broadcasting frequency range. In exchange for the relinquished equipment, Sprint/Nextel provided broadcasters with new digital equipment and reimbursed associated out-of-pocket expenses. The Company recorded gains associated with the spectrum reallocation of $2.6 million in 2009 and $5.2 million in 2008 in the line item “Selling, general and administrative” on the Consolidated Statements of Operations. The Company’s television stations completed the replacement of equipment in 2009.

Severance

In an effort to better align its costs with current revenue opportunities, the Company implemented cost-reduction plans, principally in 2009 and 2008, which included voluntary and non-voluntary separation programs. These workforce reductions were in response to a general economic downturn. As the Company reduced its workforce, severance costs of $2.3 million, $6.6 million and $10.9 million were included in the “Employee compensation” line item on the Consolidated Statements of Operations for 2010, 2009 and 2008, respectively. Severance expense is accrued when payment of benefits is both probable and the amount is reasonably estimable; accrued severance costs are included in “Accrued expenses and other liabilities” on the Consolidated Balance Sheet. Following is a summary of activity for these workforce reductions, as well as balances in accrued severance at December 26, 2010, December 27, 2009, and December 28, 2008:

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands)	Virginia/ Tennessee	Florida	Mid- South	North Carolina	Ohio/ Rhode Island	Advertising Services & Other	Corporate	Consolidated
Accrued severance -2008	$870	$1,522	$1,086	$383	$907	$221	$167	$5,156

Severance expense	2,623	2,051	389	688	330	334	170	6,585
Severance payments	(3,368)	(3,573)	(1,462)	(1,060)	(1,237)	(536)	(270)	(11,506)

Accrued severance - 2009	125	—	13	11	—	19	67	235

Severance expense	364	142	63	460	245	923	128	2,325
Severance payments	(229)	(142)	(76)	(415)	(12)	(586)	(181)	(1,641)

Accrued severance - 2010	$260	$—	$—	$56	$233	$356	$14	$919

Note 12: Guarantor Financial Information

The Company’s subsidiaries guarantee the debt securities of the parent company. The Company’s subsidiaries are 100% owned except for the Variable Interest Entity (VIE) described in Note 7; all subsidiaries except those in the non-guarantor column (which includes the VIE) currently guarantee the debt securities. These guarantees are full and unconditional and on a joint and several basis. The following financial information presents condensed consolidating balance sheets, statements of operations, and statements of cash flows for the parent company, the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries, together with certain eliminations.

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Media General, Inc.

Condensed Consolidating Balance Sheet

As of December 26, 2010

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$30,893	$967	$—	$—	$31,860
Accounts receivable, net	—	102,314	—	—	102,314
Inventories	2	7,051	—	—	7,053
Other	3,112	57,001	—	(30,368)	29,745

Total current assets	34,007	167,333	—	(30,368)	170,972

Investment in and advances to subsidiaries	316,619	1,979,076	—	(2,295,695)	—
Intercompany note receivable	673,265	—	—	(673,265)	—
Other assets	23,266	17,114	249	—	40,629
Property, plant and equipment, net	27,518	371,421	—	—	398,939
FCC licenses and other intangibles - net	—	214,416	—	—	214,416
Excess cost over fair value of net identifiable assets of acquired businesses	—	355,017	—	—	355,017

Total assets	$1,074,675	$3,104,377	$249	$(2,999,328)	$1,179,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,289	$20,747	$—	$(6)	$30,030
Accrued expenses and other liabilities	42,434	77,718	—	(30,368)	89,784

Total current liabilities	51,723	98,465	—	(30,374)	119,814

Long-term debt	663,341	—	—	—	663,341
Intercompany loan	—	673,265	—	(673,265)	—
Retirement, post-retirement and post-employment plans	170,670	—	—	—	170,670
Deferred income taxes	—	34,729	—	—	34,729
Other liabilities and deferred credits	22,594	4,039	864	—	27,497

Stockholders’ equity
Common stock	115,212	4,872	—	(4,872)	115,212
Additional paid-in capital	28,806	2,435,790	(1,906)	(2,436,309)	26,381
Accumulated other comprehensive loss	(126,799)	—	—	—	(126,799)
Retained earnings	149,128	(146,783)	1,291	145,492	149,128

Total stockholders’ equity	166,347	2,293,879	(615)	(2,295,689)	163,922

Total liabilities and stockholders’ equity	$1,074,675	$3,104,377	$249	$(2,999,328)	$1,179,973

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Media General, Inc.

Condensed Consolidating Balance Sheet

As of December 27, 2009

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$31,691	$1,541	$—	$—	$33,232
Accounts receivable, net	—	104,405	—	—	104,405
Inventories	2	6,630	—	—	6,632
Other	3,141	83,375	—	(25,730)	60,786

Total current assets	34,834	195,951	—	(25,730)	205,055

Investment in and advances to subsidiaries	336,575	1,965,508	—	(2,302,083)	—
Intercompany note receivable	742,219	—	—	(742,219)	—
Other assets	16,928	16,946	303	—	34,177
Property, plant and equipment, net	28,702	392,506	—	—	421,208
FCC licenses and other intangibles - net	—	220,591	—	—	220,591
Excess cost over fair value of net identifiable assets of acquired businesses	—	355,017	—	—	355,017

Total assets	$1,159,258	$3,146,519	$303	$(3,070,032)	$1,236,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,074	$17,330	$—	$(6)	$26,398
Accrued expenses and other liabilities	24,537	73,367	—	(25,730)	72,174

Total current liabilities	33,611	90,697	—	(25,736)	98,572

Long-term debt	711,881	28	—	—	711,909
Intercompany loan	—	742,219	—	(742,219)	—
Retirement, post-retirement and post-employment plans	173,017	—	—	—	173,017
Deferred income taxes	—	7,233	—	—	7,233
Other liabilities and deferred credits	46,740	5,162	1,164	—	53,066

Stockholders’ equity
Common stock	113,969	4,872	—	(4,872)	113,969
Additional paid-in capital	26,011	2,435,790	(1,919)	(2,435,629)	24,253
Accumulated other comprehensive loss	(117,703)	—	—	—	(117,703)
Retained earnings	171,732	(139,482)	1,058	138,424	171,732

Total stockholders’ equity	194,009	2,301,180	(861)	(2,302,077)	192,251

Total liabilities and stockholders’ equity	$1,159,258	$3,146,519	$303	$(3,070,032)	$1,236,048

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Media General, Inc.

Condensed Consolidating Statements of Operations

Fiscal Year Ended December 26, 2010

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$32,356	$784,900	$—	$(139,141)	$678,115

Operating costs:
Employee compensation	32,128	265,830	(233)	—	297,725
Production	—	149,332	—	(1,850)	147,482
Selling, general and administrative	(131)	245,306	—	(137,288)	107,887
Depreciation and amortization	2,255	50,834	—	—	53,089
Gain on insurance recovery	—	(956)		—	(956)

Total operating costs	34,252	710,346	(233)	(139,138)	605,227

Operating income (loss)	(1,896)	74,554	233	(3)	72,888

Other income (expense):
Interest expense	(71,020)	(33)	—	—	(71,053)
Intercompany interest income (expense)	54,659	(54,659)	—	—	—
Investment income (loss) - consolidated affiliates	(7,071)	—	—	7,071	—
Other, net	1,023	(69)	—	—	954

Total other income (expense)	(22,409)	(54,761)	—	7,071	(70,099)

Income (loss) before income taxes	(24,305)	19,793	233	7,068	2,789

Income tax expense (benefit)	(1,667)	27,094	—	—	25,427

Net income (loss)	(22,638)	(7,301)	233	7,068	(22,638)
Other comprehensive loss (net of tax)	(9,096)	—	—	—	(9,096)

Comprehensive income (loss)	$(31,734)	$(7,301)	$233	$7,068	$(31,734)

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Media General, Inc.

Condensed Consolidating Statements of Operations

Fiscal Year Ended December 27, 2009

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$28,685	$756,395	$—	$ (127,468)	$657,612

Operating costs:
Employee compensation	27,882	271,900	657	—	300,439
Production	—	157,131	—	(2,346)	154,785
Selling, general and administrative	(4,291)	223,438	—	(125,116)	94,031
Depreciation and amortization	2,484	56,696	—	(2)	59,178
Goodwill and other asset impairment	—	84,220	—	—	84,220
Gain on insurance recovery	—	(1,915)		—	(1,915)

Total operating costs	26,075	791,470	657	(127,464)	690,738

Operating income (loss)	2,610	(35,075)	(657)	(4)	(33,126)

Other income (expense):
Interest expense	(41,971)	(7)	—	—	(41,978)
Intercompany interest income (expense)	42,217	(42,217)	—	—	—
Impairment of and income on investments	—	701	—	—	701
Investment income (loss) - consolidated affiliates	(41,055)	—	—	41,055	—
Other, net	1,151	(179)	—	—	972

Total other income (expense)	(39,658)	(41,702)	—	41,055	(40,305)

Income (loss) from continuing operations before income taxes	(37,048)	(76,777)	(657)	41,051	(73,431)
Income tax benefit	(1,283)	(27,355)	—	—	(28,638)

Income (loss) from continuing operations	(35,765)	(49,422)	(657)	41,051	(44,793)

Income from discontinued operations (net of taxes)	—	155	—	—	155

Gain related to divestiture of operations (net of taxes)	—	8,873		—	8,873

Net income (loss)	(35,765)	(40,394)	(657)	41,051	(35,765)
Other comprehensive income (net of taxes)	70,436	—	—	—	70,436

Comprehensive income (loss)	$34,671	$(40,394)	$(657)	$41,051	$34,671

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Media General, Inc.

Condensed Consolidating Statements of Operations

Fiscal Year Ended December 28, 2008

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$39,395	$922,853	$—	$(164,873)	$797,375
Operating costs:
Employee compensation	32,190	349,961	(1,715)	(2)	380,434
Production	—	197,758	—	(4,724)	193,034
Selling, general and administrative	(1,204)	272,881	—	(160,128)	111,549
Depreciation and amortization	2,784	68,690	—	(10)	71,464
Goodwill and other asset impairment	—	908,701	—	—	908,701
Gain on insurance recovery	—	(3,250)		—	(3,250)

Total operating costs	33,770	1,794,741	(1,715)	(164,864)	1,661,932

Operating income (loss)	5,625	(871,888)	1,715	(9)	(864,557)

Other income (expense):
Interest expense	(43,441)	(8)	—	—	(43,449)
Intercompany interest income (expense)	42,653	(42,653)	—	—	—
Impairment of and income on investments	(39)	(4,380)	—	—	(4,419)
Investment income (loss) - consolidated affiliates	(630,589)	—	—	630,589	—
Other, net	875	104	—	—	979

Total other income (expense)	(630,541)	(46,937)	—	630,589	(46,889)

Income (loss) before income taxes	(624,916)	(918,825)	1,715	630,580	(911,446)

Income tax expense (benefit)	6,938	(295,129)	—	—	(288,191)

Loss from continuing operations	(631,854)	(623,696)	1,715	630,580	(623,255)
Income from discontinued operations (net of taxes)	—	2,701	—	—	2,701
Loss related to divestiture of operations (net of taxes)	—	(11,300)		—	(11,300)

Net loss	(631,854)	(632,295)	1,715	630,580	(631,854)
Other comprehensive loss (net of taxes)	(110,862)	—	—	—	(110,862)

Comprehensive income (loss)	$(742,716)	$(632,295)	$1,715	$630,580	$(742,716)

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Fiscal Year Ended December 26, 2010

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Cash flows from operating activities:
Net cash (used) provided by operating activities	$(7,063)	$92,782	$(13)	$—	$85,706

Cash flows from investing activities:
Capital expenditures	(1,489)	(24,993)	—	—	(26,482)
Net change in intercompany note receivable	68,954	—	—	(68,954)	—
Other, net	73	619	—	—	692

Net cash provided (used) by investing activities	67,538	(24,374)	—	(68,954)	(25,790)

Cash flows from financing activities:
Increase in bank debt	134,156	—	—	—	134,156
Repayment of bank debt	(476,625)	(28)	—	—	(476,653)
Proceeds from issuance of senior notes	293,070	—	—	—	293,070
Debt issuance costs	(12,078)	—	—		(12,078)
Net change in intercompany loan	—	(68,954)	—	68,954	—
Other, net	204	—	13	—	217

Net cash (used) provided by financing activities	(61,273)	(68,982)	13	68,954	(61,288)

Net decrease in cash and cash equivalents	(798)	(574)	—	—	(1,372)
Cash and cash equivalents at beginning of year	31,691	1,541	—	—	33,232

Cash and cash equivalents at end of period	$30,893	$967	$—	$—	$31,860

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Fiscal Year Ended December 27, 2009

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$20,480	$13,291	$7	$—	$33,778

Cash flows from investing activities:
Capital expenditures	(1,221)	(17,232)	—	—	(18,453)
Proceeds from sale of discontinued operations	17,625	—	—	—	17,625
Insurance proceeds related to machinery and equipment	—	3,120	—	—	3,120
Net change in intercompany note receivable	7,781	—	—	(7,781)	—
Collection of receivable note	—	5,000	—	—	5,000
Other, net	(623)	3,614	—	—	2,991

Net cash provided (used) by investing activities	23,562	(5,498)	—	(7,781)	10,283

Cash flows from financing activities:
Increase in bank debt	215,700	—	—	—	215,700
Repayment of bank debt	(233,819)	(21)	—	—	(233,840)
Net change in intercompany loan	—	(7,781)	—	7,781	—
Other, net	175	1	(7)	—	169

Net cash (used) provided by financing activities	(17,944)	(7,801)	(7)	7,781	(17,971)

Net increase (decrease) in cash and cash equivalents	26,098	(8)	—	—	26,090
Cash and cash equivalents at beginning of year	5,593	1,549	—	—	7,142

Cash and cash equivalents at end of period	$31,691	$1,541	$—	$—	$33,232

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Fiscal Year Ended December 28, 2008

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Cash flows from operating activities:
Net cash (used) provided by operating activities	$(59,545)	$158,213	$90	$—	$98,758

Cash flows from investing activities:
Capital expenditures	(4,698)	(26,819)	—	—	(31,517)
Purchase of business	(23,804)	—	—	—	(23,804)
Proceeds from sales of discontinued operations and investments	78,836	59,466	—	—	138,302
Net change in intercompany note receivable	186,500	—	—	(186,500)	—
Funding of receivable note	—	(5,000)	—	—	(5,000)
Other, net	5,833	49	—	—	5,882

Net cash provided (used) by investing activities	242,667	27,696	—	(186,500)	83,863

Cash flows from financing activities:
Increase in bank debt	330,000	—	—	—	330,000
Repayment of debt	(497,500)	(23)	—	—	(497,523)
Debt issuance costs	(4,182)	—	—		(4,182)
Cash dividends paid	(18,510)	—	—		(18,510)
Net change in intercompany loan	—	(186,500)	—	186,500	—
Other, net	610	2	(90)	—	522

Net cash (used) provided by financing activities	(189,582)	(186,521)	(90)	186,500	(189,693)

Net decrease in cash and cash equivalents	(6,460)	(612)	—	—	(7,072)
Cash and cash equivalents at beginning of year	12,053	2,161	—	—	14,214

Cash and cash equivalents at end of period	$5,593	$1,549	$—	$—	$7,142

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarterly Review

(Unaudited, in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Revenues	$158,864	$166,162	$163,213	$189,876
Operating income	8,709	16,285	11,462	36,432
Net income (loss)	(16,746)	(4,283)	(10,657)	9,048
Net income (loss) per share	(0.75)	(0.19)	(0.48)	0.39
Net income (loss) per share - assuming dilution	(0.75)	(0.19)	(0.48)	0.39

2009
Revenues	$159,133	$163,387	$158,008	$177,084
Operating income (loss)	(11,562)	13,657	(67,683)	32,462
Income (loss) from continuing operations	(21,291)	13,312	(60,380)	23,566
Income (loss) from discontinued operations	38	156	(98)	59
Gain (loss) related to divestiture of discontinued operations	—	7,120	(1,984)	3,737
Net income (loss)	(21,253)	20,588	(62,462)	27,362
Income (loss) per share from continuing operations	(0.96)	0.57	(2.71)	1.02
Income (loss) per share from continuing operations - assuming dilution	(0.96)	0.57	(2.71)	1.01
Net income (loss) per share	(0.96)	0.90	(2.80)	1.19
Net income (loss) per share - assuming dilution	(0.96)	0.90	(2.80)	1.18

*	The Company performed an interim impairment assessment of its identifiable assets that resulted in an $84 million pretax impairment charge in the third quarter of 2009.
*	In the third quarter of 2009, the Company sold a small magazine and its related website in the Virginia/Tennessee Market. In the second quarter of 2009, the Company completed the sale of the last of five televisions stations that was classified as held for sale. The Company recorded an after-tax gain of $8.9 million in 2009 related to these divestures.

Schedule II - Valuation and Qualifying Accounts and Reserves

Fiscal Years Ended December 26, 2010, December 27, 2009, and December 28, 2008

(in thousands)	Balance at beginning of period (a)	Additions charged to expense-net	Additions charged to other comprehensive loss	Deductions net	Other	Balance at end of period
2010
Allowance for doubtful accounts	$5,371	$2,682	$—	$(3,050)	$—	$5,003

Reserve for subscribers	$487	$1,034	$—	$(1,077)	$—	$444

Deferred tax asset valuation allowance (b)	$23,891	$25,202	$3,114	$—	$10,068	$62,275

2009
Allowance for doubtful accounts	$5,961	$4,093	$—	$(4,683)	$—	$5,371

Reserve for subscribers	$396	$1,052	$—	$(961)	$—	$487

Deferred tax asset valuation allowance (b)	$47,638	$6,529	$—	$—	$(30,276)	$23,891

2008
Allowance for doubtful accounts (c)	$5,981	$6,685	$—	$(7,835)	$1,130	$5,961

Reserve for subscribers	$390	$1,093	$—	$(1,087)	$—	$396

Deferred tax asset valuation allowance (b)	$—	$7,527	$40,111	$—	$—	$47,638

(a)	Amounts presented for continuing operations for all periods.
(b)

In 2008, the Company established a valuation allowance against its entire net deferred tax asset because cumulative pretax income in recent years was in an overall loss position primarily due to the 2008 impairment charges. In 2009, the Company’s net deferred tax asset valuation allowance was lower due primarily to a decrease in deferred tax assets as a result of a NOL carryback benefit. In 2010, the Company’s net deferred tax asset valuation increased mainly due to the “naked credit” discussed in Note 2 of Item 8 of this Form 10-K and the deferred taxes on other comprehensive loss items.

(c)	In 2008, the increase to “Other” in the allowance for doubtful accounts was associated with acquisitions of businesses.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Reports on Internal Control Over Financial Reporting

The Company’s report on internal control over financial reporting as of December 26, 2010, and the independent registered public accounting firm’s report on internal control over financial reporting as of December 26, 2010, are included in Item 8 of this Form 10-K on pages 35 and 36.

Change in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 26, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the first six months of 2010, the Company completed the installation and integration of a traffic and billing system for its broadcast TV stations which manages commercial pricing and spot inventory utilization, and should improve business processes and expand customer service opportunities. This new system was installed at six broadcast stations (including the three largest stations) in 2009 and at the Company’s remaining twelve broadcast stations in the first half of 2010.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 28, 2011, with respect to directors, executive officers, Code of Business Conduct and Ethics, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, except as to certain information regarding executive officers included in Part I of this Form 10-K.

Item 11.	Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement of the Annual Meeting of Stockholders on April 28, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Company’s definitive proxy statement of the Annual Meeting of Stockholders on April 28, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement of the Annual Meeting of Stockholders on April 28, 2011.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference from the Company’s definitive proxy statement of the Annual Meeting of Stockholders on April 28, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements

	As listed in the Index in “Item 8 – Financial Statements and Supplementary Data.”	34

2.	Financial Statement Schedules

II -	Valuation and qualifying accounts and reserves for the fiscal years ended December 26, 2010, December 27, 2009, and December 28, 2008	76

Schedules other than Schedule II, listed above, are omitted since they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

Index to Exhibits

Exhibit Number	Description

3 (i)	Articles of Incorporation of Media General, Inc., amended and restated as of May 28, 2004, incorporated by reference to Exhibit 3(i) of Form 10-Q for the fiscal period ended June 27, 2004.

3 (ii)	Bylaws of Media General, Inc., amended and restated as of February 24, 2009, incorporated by reference to Exhibit 3 (ii) of Form 10-K for the fiscal year ended December 28, 2008.

10.1	Addendum dated June 19, 1992, to Form of Option granted under the 1987 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.20 of Form 10-K for the fiscal year ended December 27, 1992.

10.2	Shareholders Agreement, dated May 28, 1987, between Mary Tennant Bryan, Florence Bryan Wisner, J. Stewart Bryan III, and as trustees under D. Tennant Bryan Media Trust, and Media General, Inc., D. Tennant Bryan and J. Stewart Bryan III, incorporated by reference to Exhibit 10.50 of Form 10-K for the fiscal year ended December 31, 1987.

10.3	Deferred Income Plan for Selected Key Executives of Media General, Inc., and form of Deferred Compensation Agreement thereunder dated as of December 1, 1984, incorporated by reference to Exhibit 10.29 of Form 10-K for the fiscal year ended December 31, 1989.

10.4	Media General, Inc., Management Performance Award Program, adopted November 16, 1990, and effective January 1, 1991, incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended December 29, 1991.

10.5	Media General, Inc., Deferred Compensation Plan, amended and restated as of January 1, 2008, incorporated by reference to Exhibit 10.04 of Form 8-K filed on February 6, 2008.

10.6	Media General, Inc., ERISA Excess Benefit Plan, amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.06 of Form 8-K filed on February 6, 2008.

10.7	Media General, Inc., 1995 Long-Term Incentive Plan, amended and restated as of April 26, 2007, incorporated by reference to Exhibit 10.13 of Form 10-K for the fiscal year ended December 30, 2007.

10.8	Media General, Inc., 1996 Employee Non-Qualified Stock Option Plan, amended as of December 31, 2001, incorporated by reference to Exhibit 10.14 of Form 10-K for the fiscal year ended December 26, 2004.

10.9	Media General, Inc., 1997 Employee Restricted Stock Plan, amended as of December 31, 2001, incorporated by reference to Exhibit 10.15 of Form 10-K for the fiscal year ended December 26, 2004.

10.10	Media General, Inc., Directors’ Deferred Compensation Plan, amended and restated as of November 16, 2001, incorporated by reference to Exhibit 10.16 of Form 10-K for the fiscal year ended December 26, 2004.

10.11	Form of an executive life insurance agreement between the Company and certain executive officers (who were participants on or before November 19, 2007), incorporated by reference to exhibit 10.17 of Form 10-K for the fiscal year ended December 29, 2002.

10.12	Media General, Inc., Executive Financial Planning and Income Tax Program, amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.08 of Form 8-K filed on February 6, 2008.

10.13	Media General, Inc., Executive Health Program adopted November 22, 2004, incorporated by reference to Exhibit 10.20 of Form 10-K for the fiscal year ended December 26, 2004.

10.14	Media General, Inc., Stock Appreciation Rights Plan adopted January 31, 2007, incorporated by reference to Exhibit 10.01 of Form 8-K filed on February 5, 2007.

10.15	Media General, Inc., Form of Stock Appreciation Rights Agreement (select executives) granted under Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.02 of Form 8-K filed on February 5, 2007.

10.16	Media General, Inc., Form of Stock Appreciation Rights Agreement (other recipients) granted under Stock Appreciation Rights Plan, incorporated by reference to Exhibit 10.03 of Form 8-K filed on February 5, 2007.

10.17	Media General, Inc., Executive Supplemental Retirement Plan, amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.07 of Form 8-K filed on February 6, 2008.

10.18	Media General, Inc., Supplemental Profit Sharing Plan, effective as of January 1, 2007, incorporated by reference to Exhibit 10.02 of Form 8-K filed on February 6, 2008.

10.19	Media General, Inc., Retirement Transition Planning Program, effective January 1, 2008, incorporated by reference to Exhibit 10.09 of Form 8-K filed on February 6, 2008.

10.20	Form of an executive life insurance agreement between the Company and certain executive officers (who become participants subsequent to November 19, 2007), incorporated by reference to Exhibit 10.03 of Form 8-K filed on February 6, 2008.

10.21	Amendment to form of Deferred Compensation Agreement dated as of December 1, 1984, incorporated by reference to Exhibit 10.05 of Form 8-K filed on February 6, 2008.

10.22	Amendment to the Media General Inc., Executive Supplemental Retirement Plan dated May 31, 2009, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended June 28, 2009.

10.23	Amendment to the Media General Inc., Executive Supplemental Retirement Plan dated September 24, 2009, incorporated by reference to Exhibit 99.1 of Form 8-K filed on September 28, 2009.

10.24	Amendment to the Media General, Inc., ERISA Excess Benefit Plan dated May 31, 2009, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended June 28, 2009.

10.25	Media General, Inc., Supplemental 401(k) Plan, amended and restated effective January 1, 2011.

10.26	Amended and Restated Newsprint Purchase Contract dated January 18, 2008, among SP Newsprint Company and Media General Operations Inc., incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended March 30, 2008.

10.27	Television affiliation letter agreement, dated April 16, 2001, between Media General Broadcast Group and the NBC Television Network incorporated by reference to Exhibit 10.24 of Form 10-K for the fiscal year ended December 30, 2001.

10.28	Second Amended and Restated Credit Agreement, dated as of February 12, 2010 among Media General, Inc., Bank of America, N.A., as Administrative Agent and as letter of credit issuer and collateral agent, the lenders party thereto and the other parties thereto, incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 12, 2010.

10.29	Indenture, dated as of February 12, 2010, among Media General, Inc., the guarantors party hereto and The Bank of New York Mellon, as Trustee (the “Trustee”). The Form of the 11 3/4% Senior Secured Notes due 2017 is included as Exhibit A to the Indenture, which is incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 12, 2010.

21	List of subsidiaries of the registrant.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Section 302 Chief Executive Officer Certification.

31.2	Section 302 Chief Financial Officer Certification.

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification.

Note: Exhibits 10.1-10.25 are management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA GENERAL, INC.

Date: February 24, 2011

/S/ MARSHALL N. MORTON
Marshall N. Morton, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Stewart Bryan III	Chairman	February 24, 2011
J. Stewart Bryan III

/s/ Marshall N. Morton	President, Chief Executive Officer	February 24, 2011
Marshall N. Morton	and Director

/s/ O. Reid Ashe, Jr.	Executive Vice President,	February 24, 2011
O. Reid Ashe, Jr.	Chief Operating Officer and Director

/s/ John A. Schauss	Vice President – Finance and	February 24, 2011
John A. Schauss	Chief Financial Officer

/s/ Stephen Y. Dickinson	Vice President and	February 24, 2011
Stephen Y. Dickinson	Chief Accounting Officer

/s/ Scott D. Anthony	Director	February 24, 2011
Scott D. Anthony

/s/ Diana F. Cantor	Director	February 24, 2011
Diana F. Cantor

/s/ Dennis J. FitzSimons	Director	February 24, 2011
Dennis J. FitzSimons

/s/ Thompson L. Rankin	Director	February 24, 2011
Thompson L. Rankin

/s/ Rodney A. Smolla	Director	February 24, 2011
Rodney A. Smolla

/s/ Carl S. Thigpen	Director	February 24, 2011
Carl S. Thigpen

/s/ Walter E. Williams	Director	February 24, 2011
Walter E. Williams

/s/ Coleman Wortham III	Director	February 24, 2011
Coleman Wortham III