Form 10-Q
period 2011-03-27
MEDIA GENERAL INC
filed 2011-05-06
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2011

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

Larger accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 1, 2011.

Class A Common shares:	22,486,117
Class B Common shares:	548,564

MEDIA GENERAL, INC.

FORM 10-Q REPORT

March 27, 2011

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(000’s except shares)

	March 27, 2011	December 26, 2010

ASSETS

Current assets:
Cash and cash equivalents	$18,641	$31,860
Accounts receivable - net	82,981	102,314
Inventories	6,798	7,053
Other	25,060	29,745

Total current assets	133,480	170,972

Other assets	40,482	40,629

Property, plant and equipment - net	392,937	398,939

FCC licenses and other intangibles - net	212,902	214,416

Excess of cost over fair value of net identifiable assets of acquired businesses	355,017	355,017

	$1,134,818	$1,179,973

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(000’s except shares and per share data)

	March 27, 2011	December 26, 2010

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$23,060	$30,030
Accrued expenses and other liabilities	74,005	89,784

Total current liabilities	97,065	119,814

Long-term debt	658,728	663,341

Retirement, post-retirement and post-employment plans	170,265	170,670

Deferred income taxes	39,838	34,729

Other liabilities and deferred credits	28,767	27,497

Stockholders’ equity:
Preferred stock ($5 cumulative convertible), par value $5 per share, authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 22,482,877 and 22,493,878 shares	112,414	112,469
Class B, authorized 600,000 shares; issued 548,564 and 548,564 shares	2,743	2,743
Additional paid-in capital	26,975	26,381
Accumulated other comprehensive loss	(125,301)	(126,799)
Retained earnings	123,324	149,128

Total stockholders’ equity	140,155	163,922

	$1,134,818	$1,179,973

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(000’s except for per share data)

	Three Months Ended
	March 27, 2011	March 28, 2010
Revenues
Publishing	$73,344	$81,298
Broadcasting	65,326	67,085
Digital media and other	10,273	10,481

Total revenues	148,943	158,864

Operating costs:
Employee compensation	78,219	75,592
Production	35,756	35,533
Selling, general and administrative	26,196	25,329
Depreciation and amortization	13,019	13,701

Total operating costs	153,190	150,155

Operating income (loss)	(4,247)	8,709

Other income (expense):
Interest expense	(16,564)	(19,823)
Other, net	265	375

Total other expense	(16,299)	(19,448)

Loss before income taxes	(20,546)	(10,739)
Income tax expense	5,258	6,007

Net loss	$(25,804)	$(16,746)

Net loss per common share - basic and assuming dilution	$(1.15)	$(0.75)

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(000’s)

	Three Months Ended
	March 27, 2011	March 28, 2010

Operating activities:
Net loss	$(25,804)	$(16,746)
Adjustments to reconcile net loss:
Depreciation and amortization	13,019	13,701
Deferred income taxes	6,215	7,506
Intraperiod tax allocation	(957)	(413)
Write-off of previously deferred debt issuance costs	—	1,772
Change in assets and liabilities:
Accounts receivable and inventories	19,588	15,842
Accounts payable, accrued expenses, and other liabilities	(16,319)	6,094
Company owned life insurance (cash surrender value less policy loans including repayments)	(789)	(2,799)
Other, net	1,115	(4,103)

Net cash (used) provided by operating activities	(3,932)	20,854

Investing activities:
Capital expenditures	(4,612)	(2,128)
Other, net	151	486

Net cash used by investing activities	(4,461)	(1,642)

Financing activities:
Increase in bank debt	20,248	134,156
Repayment of bank debt	(25,108)	(446,524)
Proceeds from issuance of senior notes	—	293,070
Debt issuance costs	—	(11,863)
Other, net	34	81

Net cash used by financing activities	(4,826)	(31,080)

Net decrease in cash and cash equivalents	(13,219)	(11,868)
Cash and cash equivalents at beginning of period	31,860	33,232

Cash and cash equivalents at end of period	$18,641	$21,364

Cash paid for interest	$24,867	$11,989

See accompanying notes.

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2010.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included.

2. Inventories are principally raw materials (primarily newsprint).

3. The Company recorded non-cash income tax expense of $5.3 million in the first quarter of 2011 compared to $6 million in the equivalent quarter of 2010. The Company’s tax provision for both periods had an unusual relationship to its pretax loss due primarily to the existence of a full deferred tax asset valuation allowance at the beginning of both periods. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. The tax expense recorded in the first quarter of 2011 reflects the accrual of approximately $6.2 million ($7.5 million for the first quarter of 2010) of valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that is not available to offset existing deferred tax assets (termed a “naked credit”), partially offset by $900 thousand of tax benefit related to the intraperiod allocation items in Other Comprehensive Income. The Company expects the naked credit to result in approximately $25 million of non-cash income tax expense for the full-year 2011; other tax adjustments and intraperiod tax allocations that are difficult to forecast may also affect the remainder of 2011. A full discussion of the naked credit issue is contained in Note 2 of Item 8 of the Company’s Form 10-K for the year ended December 26, 2010.

4. In the first quarter of 2010, the Company established a new financing structure; the Company simultaneously amended and extended its bank term loan facility and issued senior notes. As a result, the Company immediately expensed previously deferred debt issuance costs of $1.8 million. The senior notes mature in 2017 and have a face value of $300 million, an interest rate of 11.75%, and were issued at a price equal to 97.69% of face value. The proceeds from the senior notes were used to pay down existing bank credit facilities. The bank term loan facility matures in March 2013 and bears an interest rate of LIBOR plus a margin ranging from 3.75% to 4.75% (4.25% at December 26, 2010), determined by the Company’s leverage ratio, as defined in the agreement. The new agreements have two main financial covenants: a leverage ratio and a fixed charge coverage ratio which involve debt levels, interest expense as well as other fixed charges, and a rolling four-quarter calculation of EBITDA, all as defined in the agreements. The Company pledged its cash and assets as well as the stock of its subsidiaries as collateral; the Company’s subsidiaries also guaranteed the debt of the parent company. Additionally, there are restrictions on the Company’s ability to pay dividends (none are allowed in 2011), make capital expenditures above certain levels, repurchase its stock, and engage in certain other transactions such as making investments or entering into capital leases above certain levels. The bank term loan facility contains an annual requirement to use excess cash flow (as defined within the agreement) to repay debt. Other factors, such as the sale of assets, may also result in a mandatory prepayment of a portion of the bank term loan. The Company was in compliance with all covenants and expects that the covenants will continue to be met. The following table includes information about the carrying values and estimated fair values of the Company’s financial instruments at March 27, 2011 and December 26, 2010:

	March 27, 2011		December 26, 2010
(In thousands)	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Assets
Investments
Trading	$287	$287	$249	$249
Liabilities
Interest rate swaps	4,435	4,435	6,891	6,891
Long-term debt:
Bank term loan	364,412	362,278	369,412	365,980
11.75% senior notes	294,177	331,969	293,929	320,608
Revolving credit facility ($65 million available at 3/27/11)	—	—	—	—

Trading securities held by the Supplemental 401(k) plan are carried at fair value and are determined by reference to quoted market prices. The fair value of the bank term loan debt in the chart above was estimated using discounted cash flow analyses and an estimate of the Company’s bank borrowing rate (by reference to publicly traded debt rates as of March 27, 2011) for similar types of borrowings. As of March 27, 2011, the fair value of the 11.75% Senior Notes was valued at the most recent trade prior to the end of the quarter which approximates fair value. Under the fair value hierarchy, the Company’s trading securities fall under Level 1 (quoted prices in active markets), and its long term debt falls under Level 2 (other observable inputs).

In the third quarter of 2006, the Company entered into several interest rate swaps as part of an overall strategy to manage interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR. These interest rate swaps are cash flow hedges with original notional amounts totaling $300 million; swaps with notional amounts of $100 million matured in 2009, and the remaining swaps with nominal amounts of $200 million will mature in the third quarter of 2011. Changes in cash flows of the interest rate swaps offset changes in the interest payments on the Company’s Facilities. These swaps effectively convert a portion of the Company’s variable rate bank debt to fixed rate debt with a weighted average interest rate approximating 9.9% at March 27, 2011.

The interest rate swaps are carried at fair value based on the present value of the estimated cash flows the Company would have received or paid to terminate the swaps; the Company applied a discount rate that is predicated on quoted LIBOR prices and current market spreads for unsecured borrowings. In the first quarter of 2011 and 2010, $2.7 and $2.8 million, respectively, were reclassified from Other Comprehensive Income (OCI) into interest expense on the Consolidated Condensed Statement of Operations as the effective portion of the interest rate swap. The pretax change deferred in OCI for the first quarter of 2011 and 2010 was $2.5 million and $1.1 million, respectively. All amounts paid for these swaps are recorded in the Consolidated Condensed Statement of Operations during the accounting period in the “Interest expense” line. Based on the estimated current and future fair values of the swaps as of March 27, 2011, the Company estimates that $4.4 million will be reclassified from OCI to interest expense in the next twelve months. Interest rate swaps are recorded on the Consolidated Condensed Balance Sheets in the line item “Accrued expenses and other liabilities.” Under the fair value hierarchy, the Company’s interest rate swaps fall under Level 2 (other observable inputs). The following table includes information about the Company’s derivative instruments as of March 27, 2011:

(In thousands)	Fair Value as of March 27, 2011	Fair Value as of December 26, 2010
Fair value of interest rate swaps	$4,435	$6,891

5. The Company is a diversified communications company located primarily in the southeastern United States. The Company is comprised of five geographic segments (Virginia/Tennessee, Florida, Mid-South, North Carolina and Ohio/Rhode Island) along with a sixth segment that includes interactive advertising services and certain other operations.

Revenues for the geographic markets include revenues from 18 network-affiliated television stations, three metropolitan newspapers, and 20 community newspapers, all of which have associated websites. Additionally, more than 200 specialty publications that include weekly newspapers and niche publications and the websites that are associated with many of these specialty publications are included in revenues for the geographic markets. Revenues for the sixth segment, Advertising Services & Other, are generated by three interactive advertising services companies and certain other operations including a broadcast equipment and studio design company.

Management measures segment performance based on profit or loss from operations before interest, income taxes, and acquisition related amortization. Amortization of acquired intangibles is not allocated to individual segments although the intangible assets themselves are included in identifiable assets for each segment. Intercompany sales are primarily accounted for as if the sales were at current market prices and are eliminated in the consolidated financial statements. Certain promotion in the Company’s newspapers and television stations on behalf of its online shopping portal are recognized based on incremental cost. The Company’s reportable segments are managed separately, largely based on geographic market considerations and a desire to provide services to customers regardless of media platform. In certain instances, operations have been aggregated based on similar economic characteristics. The following table sets forth the Company’s current and prior-year financial performance by segment:

(In thousands)	Revenues	Depreciation and Amortization	Operating Profit (Loss)
Three Months Ended March 27, 2011
Virginia/Tennessee	$42,580	$(3,177)	$3,837
Florida	33,945	(1,600)	(3,135)
Mid-South	38,292	(2,957)	5,412
North Carolina	17,629	(1,410)	127
Ohio/Rhode Island	12,357	(773)	2,344
Advertising Services & Other	5,149	(240)	(13)
Eliminations	(1,009)	—	—

			8,572

Unallocated amounts:
Acquisition intangibles amortization	—	(1,514)	(1,514)
Corporate expense	—	(1,348)	(8,272)

	$148,943	$(13,019)

Corporate interest expense			(16,553)
Other			(2,779)

Loss before income taxes			$(20,546)

Three Months Ended March 28, 2010
Virginia/Tennessee	$45,851	$(3,289)	$7,609
Florida	38,073	(1,762)	1,245
Mid-South	36,585	(3,010)	4,676
North Carolina	18,809	(1,557)	1,111
Ohio/Rhode Island	13,615	(835)	3,281
Advertising Services & Other	6,336	(231)	1,441
Eliminations	(405)	—	(2)

			19,361

Unallocated amounts:
Acquisition intangibles amortization	—	(1,571)	(1,571)
Corporate expense	—	(1,446)	(7,956)

	$158,864	$(13,701)

Corporate interest expense			(19,814)
Other			(759)

Loss before income taxes			$(10,739)

6. The Consolidated Condensed Statements of Operations include amortization expense from amortizing intangible assets of $1.5 million for the first quarter of 2011 and $1.6 million for the first quarter of 2010. Currently, intangibles amortization expense is projected to be approximately $6 million in total for 2011, decreasing to $3 million in 2012, and to $2 million from 2013 to 2015.

The Company has recorded pretax cumulative impairment losses related to goodwill approximating $685 million through March 27, 2011, with no impairment losses recorded in the first quarter of 2011. The following table shows the gross carrying amount and accumulated amortization for intangible assets as of March 27, 2011 and December 26, 2010:

	December 26, 2010		Change	March 27, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Amortization Expense	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
(including network affiliation, advertiser, programming and subscriber relationships):
Virginia/Tennessee	$55,326	$43,088	$178	$55,326	$43,266
Florida	1,055	1,055	—	1,055	1,055
Mid-South	84,048	66,057	1,072	84,048	67,129
North Carolina	11,931	10,316	37	11,931	10,353
Ohio/Rhode Island	9,157	5,222	89	9,157	5,311
Advert. Serv. & Other	6,614	3,847	138	6,614	3,985

Total	$168,131	129,585	$1,514	$168,131	$131,099

Indefinite-lived intangible assets:
Goodwill:
Virginia/Tennessee	$96,725			$96,725
Florida	43,123			43,123
Mid-South	118,153			118,153
North Carolina	20,896			20,896
Ohio/Rhode Island	61,408			61,408
Advert. Serv. & Other	14,712			14,712

Total goodwill	355,017			355,017
FCC licenses
Virginia/Tennessee	20,000			20,000
Mid-South	93,694			93,694
North Carolina	24,000			24,000
Ohio/Rhode Island	36,004			36,004

Total FCC licenses	173,698			173,698
Other	2,172			2,172

Total	$530,887			$530,887

7. The following table sets forth the computation of basic and diluted earnings per share from continuing operations. There were approximately 36,000 shares and 57,000 shares that were not included in the computation of diluted EPS for the quarter ended March 27, 2011 and March 28, 2010, respectively, because to do so would have been anti-dilutive for the period presented.

(In thousands, except per share amounts)	Quarter Ended March 27, 2011	Quarter Ended March 28, 2010

Numerator for basic and diluted earnings per share:
Loss available to common stockholders	$(25,804)	$(16,746)

Denominator for basic and diluted earnings per share:
Weighted average shares outstanding	22,400	22,290

Loss per common share (basic and diluted)
(basic and diluted)	$(1.15)	$(0.75)

8. The following table provides the components of net periodic employee benefits expense for the Company’s benefit plans for the first quarter of 2011 and 2010:

	Pension Benefits		Other Benefits
(In thousands)	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Service cost	$—	$—	$50	$50
Interest cost	5,600	5,825	550	600
Expected return on plan assets	(6,175)	(5,950)	—	—
Amortization of prior-service (credit)/cost	—	—	450	450
Amortization of net loss/(gain)	950	700	(125)	(200)

Net periodic benefit cost	$375	$575	$925	$900

9. The Company’s comprehensive loss consisted of the following:

	Quarter Ended
(In thousands)	March 27, 2011	March 28, 2010
Net loss	$(25,804)	$(16,746)
Unrealized gain on derivative contracts (net of deferred taxes)	1,498	647

Comprehensive loss	$(24,306)	$(16,099)

10. The following table shows the Company’s Statement of Stockholders’ Equity as of March 27, 2011:

		Common Stock
(In thousands, except shares)	Class A Shares	Class A	Class B	Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 26, 2010	22,493,878	$112,469	$2,743	$26,381	$(126,799)	$149,128	$163,922
Net loss		—	—	—	—	(25,804)	(25,804)
Unrealized gain on derivative contracts (net of deferred taxes of $958)		—	—	—	1,498	—	1,498

Comprehensive loss							(24,306)
Exercise of stock options	11,232	56	—	(32)	—	—	24
Performance accelerated restricted stock	(22,374)	(112)	—	(6)	—	—	(118)
Stock-based compensation		—	—	622	—	—	622
Other	141	1	—	10	—	—	11

Balance at March 27, 2011	22,482,877	$112,414	$2,743	$26,975	$(125,301)	$123,324	$140,155

11. The Company’s subsidiaries guarantee the debt securities of the parent company. The Company’s subsidiaries are 100% owned except for the Company’s Supplemental 401(k) Plan; all subsidiaries except those in the non-guarantor column (which includes the Supplemental 401(k) Plan) currently guarantee the debt securities. These guarantees are full and unconditional and on a joint and several basis. The following financial information presents condensed consolidating balance sheets, statements of operations, and statements of cash flows for the parent company, the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries, together with certain eliminations.

Media General, Inc.

Condensed Consolidating Balance Sheet

As of March 27, 2011

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$16,711	$1,930	$—	$—	$18,641
Accounts receivable - net	—	82,981	—	—	82,981
Inventories	3	6,795	—	—	6,798
Other	3,450	21,610	—	—	25,060

Total current assets	20,164	113,316	—	—	133,480

Investment in and advances to subsidiaries	284,217	1,985,660	—	(2,269,877)	—
Intercompany note receivable	678,512	—	—	(678,512)	—
Other assets	24,001	16,194	287	—	40,482
Property, plant & equipment - net	27,661	365,276	—	—	392,937
FCC licenses and other intangibles - net	—	212,902	—	—	212,902
Excess cost over fair value of net identifiable assets of acquired businesses	—	355,017	—	—	355,017

TOTAL ASSETS	$1,034,555	$3,048,365	$287	$(2,948,389)	$1,134,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,462	$15,604	$—	$(6)	$23,060
Accrued expenses and other liabilities	31,935	42,070	—	—	74,005

Total current liabilities	39,397	57,674	—	(6)	97,065

Long-term debt	658,728	—	—	—	658,728
Intercompany loan	—	678,512	—	(678,512)	—
Retirement, post-retirement and post-employment plans	170,265	—	—	—	170,265
Deferred income taxes	—	39,838	—	—	39,838
Other liabilities and deferred credits	23,662	4,103	1,002	—	28,767

Stockholders’ equity
Common stock	115,157	4,872	—	(4,872)	115,157
Additional paid-in capital	29,323	2,435,790	(1,896)	(2,436,242)	26,975
Accumulated other comprehensive loss	(125,301)	—	—	—	(125,301)
Retained earnings	123,324	(172,424)	1,181	171,243	123,324

Total stockholders’ equity	142,503	2,268,238	(715)	(2,269,871)	140,155

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,034,555	$3,048,365	$287	$(2,948,389)	$1,134,818

Media General, Inc.

Condensed Consolidating Balance Sheet

As of December 26, 2010

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$30,893	$967	$—	$—	$31,860
Accounts receivable - net	—	102,314	—	—	102,314
Inventories	2	7,051	—	—	7,053
Other	3,112	57,001	—	(30,368)	29,745

Total current assets	34,007	167,333	—	(30,368)	170,972

Investment in and advances to subsidiaries	316,619	1,979,076	—	(2,295,695)	—
Intercompany note receivable	673,265	—	—	(673,265)	—
Other assets	23,266	17,114	249	—	40,629
Property, plant and equipment - net	27,518	371,421	—	—	398,939
FCC licenses and other intangibles - net	—	214,416	—	—	214,416
Excess cost over fair value of net identifiable assets of acquired businesses	—	355,017	—	—	355,017

Total assets	$1,074,675	$3,104,377	$249	$(2,999,328)	$1,179,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,289	$20,747	$—	$(6)	$30,030
Accrued expenses and other liabilities	42,434	77,718	—	(30,368)	89,784

Total current liabilities	51,723	98,465	—	(30,374)	119,814

Long-term debt	663,341	—	—	—	663,341
Intercompany loan	—	673,265	—	(673,265)	—
Retirement, post-retirement and post-employment plans	170,670	—	—	—	170,670
Deferred income taxes	—	34,729	—	—	34,729
Other liabilities and deferred credits	22,594	4,039	864	—	27,497

Stockholders’ equity
Common stock	115,212	4,872	—	(4,872)	115,212
Additional paid-in capital	28,806	2,435,790	(1,906)	(2,436,309)	26,381
Accumulated other comprehensive loss	(126,799)	—	—	—	(126,799)
Retained earnings	149,128	(146,783)	1,291	145,492	149,128

Total stockholders’ equity	166,347	2,293,879	(615)	(2,295,689)	163,922

Total liabilities and stockholders’ equity	$1,074,675	$3,104,377	$249	$(2,999,328)	$1,179,973

Media General, Inc.

Condensed Consolidating Statements of Operations

Three Months Ended March 27, 2011

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Revenues	$9,328	$149,892	$—	$(10,277)	$148,943

Operating costs:
Employee compensation	10,172	67,937	110	—	78,219
Production	—	36,670	—	(914)	35,756
Selling, general and administrative	388	35,171	—	(9,363)	26,196
Depreciation and amortization	620	12,399	—	—	13,019

Total operating costs	11,180	152,177	110	(10,277)	153,190

Operating loss	(1,852)	(2,285)	(110)	—	(4,247)

Other income (expense):
Interest expense	(16,553)	(11)	—	—	(16,564)
Intercompany interest income (expense)	17,154	(17,154)	—	—	—
Investment income (loss) - consolidated affiliates	(25,751)	—	—	25,751	—
Other, net	241	24	—	—	265

Total other income (expense)	(24,909)	(17,141)	—	25,751	(16,299)

Income (loss) before income taxes	(26,761)	(19,426)	(110)	25,751	(20,546)

Income tax expense (benefit)	(957)	6,215	—	—	5,258

Net income (loss)	(25,804)	(25,641)	(110)	25,751	(25,804)

Other comprehensive income (net of tax)	1,498	—	—	—	1,498

Comprehensive income (loss)	$(24,306)	$(25,641)	$(110)	$25,751	$(24,306)

Media General, Inc.

Condensed Consolidating Statements of Operations

Three Months Ended March 28, 2010

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Revenues	$8,414	$183,128	$—	$(32,678)	$158,864

Operating costs:
Employee compensation	8,584	66,981	27	—	75,592
Production	—	35,841	—	(308)	35,533
Selling, general and administrative	(135)	57,832	—	(32,368)	25,329
Depreciation and amortization	613	13,089	—	(1)	13,701

Total operating costs	9,062	173,743	27	(32,677)	150,155

Operating income (loss)	(648)	9,385	(27)	(1)	8,709

Other income (expense):
Interest expense	(19,814)	(9)	—	—	(19,823)
Intercompany interest income (expense)	11,104	(11,104)	—	—	—
Investment income (loss) - consolidated affiliates	(7,876)	—	—	7,876	—
Other, net	375	—	—	—	375

Total other income (expense)	(16,211)	(11,113)	—	7,876	(19,448)

Loss before income taxes	(16,859)	(1,728)	(27)	7,875	(10,739)

Income tax expense (benefit)	(113)	6,120	—	—	6,007

Net loss	(16,746)	(7,848)	(27)	7,875	(16,746)

Other comprehensive income (net of tax)	647	—	—	—	647

Comprehensive loss	$(16,099)	$(7,848)	$(27)	$7,875	$(16,099)

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 27, 2011

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Cash flows from operating activities:
Net cash (used) provided by operating activities	$(3,383)	$(539)	$(10)	$—	$(3,932)

Cash flows from investing activities:
Capital expenditures	(748)	(3,864)	—	—	(4,612)
Net change in intercompany note receivable	(5,247)	—	—	5,247	—
Other, net	32	119	—	—	151

Net cash (used) provided by investing activities	(5,963)	(3,745)	—	5,247	(4,461)

Cash flows from financing activities:
Increase in bank debt	20,248	—	—	—	20,248
Repayment of bank debt	(25,108)	—	—	—	(25,108)
Net change in intercompany loan	—	5,247	—	(5,247)	—
Other, net	24	—	10	—	34

Net cash (used) provided by financing activities	(4,836)	5,247	10	(5,247)	(4,826)

Net (decrease) increase in cash and cash equivalents	(14,182)	963	—	—	(13,219)
Cash and cash equivalents at beginning of year	30,893	967	—	—	31,860

Cash and cash equivalents at end of period	$16,711	$1,930	$—	$—	$18,641

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 28, 2010

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Cash flows from operating activities:
Net cash (used) provided by operating activities	$(3,241)	$24,099	$(4)	$—	$20,854

Cash flows from investing activities:
Capital expenditures	(401)	(1,727)	—	—	(2,128)
Net change in intercompany note receivable	22,981	—	—	(22,981)	—
Other, net	25	461	—	—	486

Net cash provided (used) by investing activities	22,605	(1,266)	—	(22,981)	(1,642)

Cash flows from financing activities:
Increase in bank debt	134,156	—	—	—	134,156
Repayment of bank debt	(446,521)	(3)	—	—	(446,524)
Proceeds from issuance of senior notes	293,070	—	—	—	293,070
Debt issuance costs	(11,863)	—	—	—	(11,863)
Net change in intercompany loan	—	(22,981)	—	22,981	—
Other, net	77	—	4	—	81

Net cash (used) provided by financing activities	(31,081)	(22,984)	4	22,981	(31,080)

Net decrease in cash and cash equivalents	(11,717)	(151)	—	—	(11,868)
Cash and cash equivalents at beginning of year	31,691	1,541	—	—	33,232

Cash and cash equivalents at end of period	$19,974	$1,390	$—	$—	$21,364

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

The Company recorded a net loss of $26 million ($1.15 per share) in the first quarter of 2011, as compared to a net loss of $17 million ($0.75 per share) in the equivalent prior-year quarter. The driving force behind the reduced quarter-over-quarter performance was a 6.2% decline in revenues which brought about a 54% decrease in operating results. In this odd-numbered year, the absence of the Olympics and significantly reduced Political advertising both contributed to the revenue shortfall. In an effort to mitigate some of the revenue weakness, year-over-year operating expenses were held to a 2% increase. Additionally, lower interest and income tax expense helped to soften the year-over-year decrease in results. The 16% drop in interest expense was more than fully attributable to the current-year absence of $5.5 million of 2010 expense (due to debt issuance costs that were expensed immediately upon entering into the new financing structure in February 2010). Income taxes in 2011 decreased $.7 million as compared to the first quarter of 2010, chiefly the result of a decrease in the non-cash “naked credit” that is described in the Income Taxes section of this Form 10-Q.

SEGMENT RESULTS

Revenues

Revenues are grouped primarily into five major categories: Local, National, Political, Classified, and Subscription/Content/Circulation (which includes newspaper circulation, broadcast retransmission revenues, and interactive subscription and content revenues). The following chart summarizes the total consolidated period-over-period changes in these select revenue categories:

Change in Market Revenue by Major Category

2011 versus 2010

	First Quarter Change
(In thousands)	Amount	Percent
Local	$(1,286)	(1.6)
National	(4,612)	(15.6)
Political	(792)	(80.8)
Classified	(3,220)	(15.2)
Subs/Content/Circulation	(486)	(2.2)

As illustrated in the chart above, revenues were down across all major categories. Several factors contributed, including the current-year absence of more than $7.5 million in 2010 Olympic revenues and nearly $1 million in prior-year Super Bowl revenues (which aired on FOX this year), the Easter holiday falling in the second quarter of this year as opposed to being a first-quarter event last year, and a general weakness in advertising at the Company’s Publishing operations. As anticipated in this off-election year, Political advertising was down significantly. Classified continued to struggle in most, but not all, locations and generally had a greater impact in those markets with a heavier mix of newspapers. While not yet a major revenue category, the Company’s Printing and Distribution operations have continued to expand and are becoming an increasingly important contributor to overall revenues as evidenced by a 24% revenue increase in the first quarter over the equivalent prior-year period.

Revenues in the Virginia/Tennessee Market fell 7.1% in the first quarter of 2011 compared to 2010. Advertising dollars were down across all categories. Classified advertising fell by 17% and was the largest contributor to the year-over-year decline as legal advertising rates and real estate advertising dropped significantly. National and Local advertising fell a combined 4.5% in 2011 from the equivalent quarter last year. Revenues from third-party Printing and Distribution grew 5.4%.

Revenues in the Florida Market decreased 11%, in the first quarter of the year compared to the first three months of 2010. The continued soft housing market and high unemployment in the Tampa Bay area remained a factor in the Market’s overall revenue performance. National advertising fell farthest, with Local and Classified advertising equally contributing the remainder of the shortfall. National advertising (down 31%) and Local advertising (down 4.2%) were impacted by non-recurring revenues from the 2010 Olympics, while Classified advertising (down 17%) dropped most significantly in the real estate and employment categories.

Running counter to trend, revenues in the Mid-South Market increased 4.7% in the first quarter of 2011 compared to 2010. Despite the virtual absence of Political advertising and a small decrease in Classified advertising, total advertising revenues rose more than 5% due to solid growth in Local and National advertising (both up approximately 5%). Also contributing to this Market’s revenue success was a 54% increase in Printing and Distribution revenues and growth of nearly 7% in Subscription/Content/Circulation revenues.

Revenues in the North Carolina Market declined 6.3% in the first quarter of 2011 from the first three months of 2010. Advertising revenues were down across all categories, with Local, National and Classified contributing almost equally to the overall decline. The lack of Olympic spending and general weakness across many advertising categories (such as financial, medical, and telecommunications) led to reduced current-year revenues in the Market. Printing and Distribution revenues in the North Carolina Market more than doubled with the addition of USA TODAY as a local third-party customer.

Revenues in the Ohio/Rhode Island Market decreased 9.2% in the first quarter of 2011 compared to the first quarter of 2010. This is the Company’s only geographic market which does not include any newspapers and is therefore less influenced by Classified advertising, but more affected by the ebb and flow of Political and Olympic revenues in corresponding odd and even-numbered years. Both of this Market’s television stations are NBC affiliates and, consequently, reaped the full benefit of 2010 Winter Olympics advertising. Without that revenue source in 2011, National and Local advertising revenues were down 18% and 8.4%, respectively, from last year’s first quarter. Local advertising suffered decreases in most key categories, while the decline in National advertising stemmed primarily from lower automotive and furniture advertising.

Operating Expenses

The Company manages its expenses consistent with the revenue opportunities in each market. Over the past few years in particular, the Company has reacted to the challenging advertising environment by aggressively reducing costs across all markets and modifying its operations to achieve greater efficiencies. While the Company continues to keep a sharp eye on costs, its current structure is much more in line with existing economic conditions. Total operating costs rose just 2% in the first quarter of 2011 due to higher employee compensation costs and newsprint expense. After several years of virtually freezing all merit increases as well as suspending the Company’s 401(k) match, effective with 2011’s first quarter, the Company reinstated modest merit increases, incentive-based compensation, and a 401(k) match of up to 2% of the employee’s salary. As a result, employee compensation was up 3.5%, but was held somewhat in check due to lower employee counts and open positions at many locations. Higher newsprint expense, which was partially offset by additional savings derived through efforts to manage discretionary spending and by lower depreciation costs (due primarily to lower capital expenditures), was responsible for the remainder of the overall operating cost increase. Newsprint costs rose 31% in 2011 from the prior year due almost fully to a 30% increase in average cost per ton.

Operating expenses in the Virginia/Tennessee Market increased 1.3% in the first quarter of 2011 from the first quarter of 2010. Higher newsprint costs were primarily responsible for the increase, partially offset by a decrease in depreciation and amortization (due to lower capital expenditures).

Operating expenses in the Florida Market were up less than 1% in the first quarter of 2011 from the equivalent year-ago period of 2010. Similar to the Virginia/Tennessee Market, higher newsprint costs were the driving factor behind the Market’s modest quarter-over-quarter rise in operating costs.

Operating expenses in the Mid-South Market rose 3% in the first quarter of 2011 from the same period in 2010. Higher employee compensation expense was responsible for the Market’s increased costs due not only to merit increases, but also to the Market’s strong performance which resulted in higher sales incentives and commissions. This market has a heavier mix of broadcast stations than newspapers and therefore, while newsprint costs were up, they were less significant to the overall cost increase than in other markets.

Operating expenses in the North Carolina Market decreased 1.1% in the first quarter compared to 2010’s first quarter. As was the case with other Markets, a drop in depreciation and amortization expense (down 9.4% due to lower capital expenditures in recent years) aided the Market’s overall results. Despite merit increases, employee compensation costs were also down moderately due to lower employee counts in the first quarter of 2011 compared to the first three months of 2010.

Operating expenses in the Ohio/Rhode Island Market were down 3.1% in the quarter relative to the first three months of 2010 due to small savings in depreciation and amortization expense (due to lower capital expenditures) as well as reduced bad debt expense.

Advertising Services & Other

Advertising Services & Other (ASO) primarily includes:

•	Blockdot - an advergaming business that also produces other forms of branded entertainment;

•	DealTaker.com - an online social shopping portal;

•	NetInformer - a provider of mobile advertising and marketing services;

•	Production Services - comprised primarily of a provider of broadcast equipment and studio design services.

Revenues in ASO decreased 19% in the first quarter of 2011 from the first quarter of 2010. The Market’s revenue decline was fully attributable to a $1.5 million (52%) reduction in revenues at DealTaker.com that was driven by a significant change in the way Internet search results are delivered by Google that affected many e-commerce businesses. As a result of this change, the Company performed an interim impairment test on this reporting unit in the first quarter of 2011 by comparing the carrying value of the reporting unit to its estimated fair value, with no impairment indicated. The quarter-over-quarter decrease in Market revenue was partially offset by a $.2 million (12%) increase in revenues in the Production Services operations due to higher sales and installation of broadcast equipment and, to a lesser degree, to revenue improvement at NetInformer.

Operating expenses were up 5.5% in the first quarter of 2011 primarily due to higher project costs associated with Company’s mobile business. In addition, higher cost of goods sold was in line with the previously mentioned increased volume of work at Production Services.

Operating Profit (Loss)

The following chart shows the change in operating profit by market; the period-over-period movement in market operating profit was driven by the underlying fluctuations in revenue and expense as detailed in the previous discussion.

Change in Market Operating Profits

2011 versus 2010

	Q1 Change
(In thousands)	Amount	Percent
Virginia/Tennessee	$(3,772)	(49.6)
Florida	(4,380)	NM
Mid-South	736	15.7
North Carolina	(984)	(88.6)
Ohio/Rhode Island	(937)	(28.6)
Adv. Services & Other	(1,454)	NM
Eliminations	2	(100.0)

Total	$(10,789)	(55.7)

“NM” is not meaningful

Excluding the Mid-South, all Markets fell short of achieving their 2010 first quarter operating profit performance, with the Florida and Virginia/Tennessee Markets falling furthest from the prior-year mark. Lower revenues (due to 2011 being an odd-numbered year and to a general weakness in advertising at the Company’s Publishing operations) drove the year-over-year deficits for all markets that were down. The Mid-South Market was the exception to this rule as it produced revenue growth of 4.7% which allowed for a 16% improvement in its operating profit.

INTEREST EXPENSE

Interest expense decreased from $20 million in the first quarter of 2010 to $17 million in the first three months of 2011. The prior-year quarter included $5.5 million in debt issuance costs that were immediately expensed when the Company entered into its new financing structure in February of 2010. Absent this write-off, interest expense would have increased in 2011 due to an increase in the average rate from 8.1% in the first quarter of 2010 to 9.9% in the first quarter of 2011, slightly offset by the effect of a $40 million reduction in average debt outstanding.

In the third quarter of 2006, the Company entered into three interest rate swaps (where it pays a fixed rate and receives a floating rate) to manage interest cost and cash flows associated with variable interest rates, primarily short-term changes in LIBOR, not to trade such instruments for profit or loss. The interest rate swaps are carried at fair value based on a discounted cash flow analysis (predicated on quoted LIBOR prices) of the estimated amounts the Company would have received or paid to terminate the swaps. These interest rate swaps were cash flow hedges with notional amounts originally totaling $300 million; swaps with notional amounts of $100 million matured in 2009, and the remaining $200 million will mature in the third quarter of 2011. Changes in cash flows of the interest rate swaps offset changes in the interest payments on the Company’s bank debt. These swaps effectively convert the Company’s variable rate bank debt to fixed rate debt with a weighted average interest rate approximating 9.9% at March 27, 2011.

INCOME TAXES

The Company recorded non-cash income tax expense of $5.3 million in the first quarter of 2011 compared to $6 million in the equivalent quarter of 2010. The Company’s tax provision for both periods had an unusual relationship to its pretax loss due primarily to the existence of a full deferred tax asset valuation allowance at the beginning of both periods. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. The tax expense recorded in the first quarter of 2011 reflects the accrual of approximately $6.2 million of valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that is not available to offset existing deferred tax assets (termed a “naked credit”), partially offset by $900 thousand of tax benefit related to the intraperiod allocation items in Other Comprehensive Income. The Company expects the naked credit to result in approximately $25 million of non-cash income tax expense for the full-year 2011 (as previously discussed in the Company’s Form 10-K for the year ended December 26, 2010). Other tax adjustments and intraperiod tax allocations that are difficult to forecast may also affect the remainder of 2011.

LIQUIDITY

Net cash used by operating activities in the first quarter of 2011 was $3.9 million compared to $21 million provided by operations in the year-ago period. Cash collected from year-end accounts receivable and the drawdown of cash investments allowed the Company to make interest payments of $18 million on its senior notes, make capital expenditures of $4.6 million and to reduce debt by almost $5 million.

As of March 27, 2011, the Company had in place with its syndicate of banks a $364 million term loan that was fully drawn and a revolving credit facility with availability of $65 million and no outstanding balance. Also outstanding were 11.75% Senior Notes with a par value of $300 million that were sold at a discount and carried on the balance sheet at quarter end at $294 million. The bank credit facilities mature in March 2013 and bear an interest rate of LIBOR plus a margin (4.25% at the close of the first quarter) based on the Company’s leverage ratio, as defined in the agreement. The agreements have two main financial covenants; a leverage ratio and a fixed charge coverage ratio. The leverage ratio is calculated as the ratio of total indebtedness (including long-term debt, short-term capitalized leases, guarantees and letters of credit) to earnings before interest, depreciation and amortization (“EBITDA”) (rolling four quarters of EBITDA adjusted for severance and other shutdown charges, non-operating non-cash charges less gains and broadcast film rights’ amortization charges less cash payments). The fixed charge coverage ratio is calculated as the ratio of EBITDA (as defined for the leverage ratio) less capital expenditures to fixed charge expense (cash interest paid plus cash taxes paid).

The Company pledged its cash and assets as well as the stock of its subsidiaries as collateral; the Company’s subsidiaries also guarantee the debt of the parent company. Additionally, there are restrictions on the Company’s ability to pay dividends (none are allowed in 2011), make capital expenditures above certain levels, repurchase its stock, make pension plan contributions above the amount required to maintain 80% plan funding, and engage in certain other transactions such as making investments or entering into capital leases above certain preset levels. The Company was in compliance with all covenants as of March 27, 2011 and fully expects that the covenants in both the near and long-term will continue to be met.

OUTLOOK

Despite the challenges that an off-election year presents, the Company’s Broadcast stations are expected to benefit from issue advertising and early presidential campaign spending in the latter part of 2011. However, the Company’s Publishing properties are expected to experience the effects of lower revenues and higher newsprint costs during the remainder of 2011. While the Company remains optimistic about its Broadcast properties and digital offerings in the second half of the year, profits in all of the Company’s Markets are expected to be down in the second quarter of 2011 compared to the equivalent prior-year quarter. The Company will remain vigilant in managing expenses in light of the current revenue opportunity in each particular market. The Company recognizes the ongoing changes surrounding the packaging and delivery of news and information and continues to create new revenue streams, cultivate burgeoning projects and pursue new business and new customer prospects. The Company’s execution of this strategy is illustrated by its success growing Local online revenues and in its relationships with both emerging and established online brands (such as Yahoo!, Zillow and Monster). Additionally, the Company routinely evaluates the potential of its existing properties and makes changes such as at Blockdot, which is in the process of transforming itself from essentially a job shop that produces games and other forms of branded entertainment to a full-service digital media agency.

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

Some significant factors that could affect actual results include: the effect of the economy on advertising demand, interest rates, the availability and pricing of newsprint, changes to accounting standards, changes in consumer preferences for programming, health care cost trends and regulations, a natural disaster, the level of political advertising, and regulatory rulings and laws.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Annual Report on Form 10-K for the year ended December 26, 2010, details our disclosures about market risk. As of March 27, 2011, there have been no material changes in the Company’s market risk from December 26, 2010.

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

The following table provides information with respect to shares withheld to satisfy tax withholding obligations upon the vesting of Performance Accelerated Restricted Stock awarded under the Company’s Long-Term Incentive Plan during the three months ended March 27, 2011:

Date	Total Number of Shares Purchased	Average Price Per Share
December 31	9,496	$5.78
January 30	12,878	$4.88

Item 6.	Exhibits

(a)	Exhibits

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

DATE: May 6, 2011	/s/ Marshall N. Morton
Marshall N. Morton
President and Chief Executive Officer

DATE: May 6, 2011	/s/ John A. Schauss
John A. Schauss
Vice President - Finance and Chief Financial Officer