Form 10-Q
period 2011-06-26
MEDIA GENERAL INC
filed 2011-08-05
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2011

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

Larger accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2011.

Class A Common shares:	22,596,099
Class B Common shares:	548,564

MEDIA GENERAL, INC.

FORM 10-Q REPORT

June 26, 2011

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(000’s except shares)

	June 26, 2011	December 26, 2010
ASSETS
Current assets:
Cash and cash equivalents	$13,599	$31,860
Accounts receivable—net	86,933	102,314
Inventories	5,765	7,053
Other	23,119	29,745

Total current assets	129,416	170,972

Other assets	38,215	40,629
Property, plant and equipment—net	388,134	398,939
FCC licenses and other intangibles—net	211,402	214,416
Excess of cost over fair value of net identifiable assets of acquired businesses	355,017	355,017

	$1,122,184	$1,179,973

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(000’s except shares and per share data)

	June 26, 2011	December 26, 2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,900	$30,030
Accrued expenses and other liabilities	75,016	89,784

Total current liabilities	99,916	119,814

Long-term debt	658,985	663,341
Retirement, post-retirement and post-employment plans	163,608	170,670
Deferred income taxes	45,745	34,729
Other liabilities and deferred credits	26,514	27,497
Stockholders’ equity:
Preferred stock ($5 cumulative convertible), par value $5 per share, authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 22,596,066 and 22,493,878 shares	112,980	112,469
Class B, authorized 600,000 shares; issued 548,564 shares	2,743	2,743
Additional paid-in-capital	27,437	26,381
Accumulated other comprehensive loss	(123,741)	(126,799)
Retained earnings	107,997	149,128

Total stockholders’ equity	127,416	163,922

	$1,122,184	$1,179,973

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(000’s except for per share data)

	Three Months Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Revenues
Broadcast television	$70,359	$72,509	$135,685	$139,594
Digital media and other	9,591	10,748	19,864	21,229
Print	74,836	82,905	148,180	164,203

Total revenues	154,786	166,162	303,729	325,026

Operating costs:
Employee compensation	70,880	72,445	149,099	148,037
Production	36,410	36,831	72,166	72,364
Selling, general and administrative	27,678	26,904	53,874	52,233
Depreciation and amortization	13,041	13,697	26,060	27,398

Total operating costs	148,009	149,877	301,199	300,032

Operating income	6,777	16,285	2,530	24,994

Other income (expense):
Interest expense	(17,192)	(17,089)	(33,756)	(36,912)
Other, net	252	166	517	541

Total other expense	(16,940)	(16,923)	(33,239)	(36,371)

Loss before income taxes	(10,163)	(638)	(30,709)	(11,377)
Income tax expense	5,219	3,645	10,477	9,652

Net loss	$(15,382)	$(4,283)	$(41,186)	$(21,029)

Net loss per common share – basic and assuming dilution	$(0.68)	$(0.19)	$(1.84)	$(0.94)

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(000’s)

	Six Months Ended
	June 26, 2011	June 27, 2010
Operating activities:
Net loss	$(41,186)	$(21,029)
Adjustments to reconcile net loss:
Depreciation and amortization	26,060	27,398
Deferred income taxes	12,432	15,013
Intraperiod tax allocation	(1,955)	(3,254)
Write-off of previously deferred debt issuance costs	—	1,772
Change in assets and liabilities:
Accounts receivable and inventories	16,669	14,965
Accounts payable, accrued expenses, and other liabilities	(6,224)	14,011
Income taxes refundable	(518)	26,171
Company owned life insurance (cash surrender value less policy loans including repayments)	(587)	(17,995)
Retirement plan contributions	(7,053)	(1,611)
Other, net	(576)	(2,019)

Net cash (used) provided by operating activities	(2,938)	53,422

Investing activities:
Capital expenditures	(10,579)	(8,796)
Other, net	259	520

Net cash used by investing activities	(10,320)	(8,276)

Financing activities:
Proceeds from issuance of senior notes	—	293,070
Increase in bank debt	45,000	134,156
Repayment of bank debt	(50,000)	(466,640)
Debt issuance costs	—	(12,078)
Other, net	(3)	183

Net cash used by financing activities	(5,003)	(51,309)

Net decrease in cash and cash equivalents	(18,261)	(6,163)
Cash and cash equivalents at beginning of period	31,860	33,232

Cash and cash equivalents at end of period	$13,599	$27,069

Cash paid for interest	$32,288	$24,029

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

3. The Company recorded non-cash income tax expense of $5.2 million and $10.5 million in the second quarter and first six months of 2011, compared to $3.6 million and $9.7 million in the equivalent quarter and six months of 2010. The year-over-year increase was due primarily to different amounts of intraperiod tax allocation related to Other Comprehensive Income adjustments recorded in the second quarter of 2010. The Company’s tax provision for all periods had an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance at the beginning of each period. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. The tax expense recorded in the second quarter of 2011 reflects the accrual of approximately $6.2 million ($12.4 million for the first six months of 2011) of valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that is not available to offset existing deferred tax assets (termed a “naked credit”), partially offset by $1 million ($2 million for the first six months of 2011) of tax benefit related to the intraperiod allocation items in Other Comprehensive Income. The Company expects the naked credit to result in approximately $25 million of non-cash income tax expense for the full-year 2011; other tax adjustments and intraperiod tax allocations that are difficult to forecast may also affect the remainder of 2011. A full discussion of the naked credit issue is contained in Note 2 of Item 8 of the Company’s Form 10-K for the year ended December 26, 2010.

4. In the first quarter of 2010, the Company established a new financing structure; the Company simultaneously amended and extended its bank term loan facility and issued senior notes. As a result, the Company immediately expensed previously deferred debt issuance costs of $1.8 million. The senior notes mature in 2017 and have a face value of $300 million, an interest rate of 11.75%, and were issued at a price equal to 97.69% of face value. The proceeds from the senior notes were used to pay down existing bank credit facilities. The bank term loan facility matures in March 2013 and bears an interest rate of LIBOR plus a margin ranging from 3.75% to 4.75% (4.50% at June 26, 2011), determined by the Company’s leverage ratio, as defined in the agreement. The new agreements have two main financial covenants: a leverage ratio and a fixed charge coverage ratio which involve debt levels, interest expense as well as other fixed charges, and a rolling four-quarter calculation of EBITDA, all as defined in the agreements. The Company pledged its cash and assets as well as the stock of its subsidiaries as collateral; the Company’s subsidiaries also guaranteed the debt of the parent company. Additionally, there are restrictions on the Company’s ability to pay dividends (none are allowed in 2011), make capital expenditures above certain levels, repurchase its stock, and engage in certain other transactions such as making investments or entering into capital leases above certain levels. The bank term loan facility contains an annual requirement to use excess cash flow (as defined within the agreement) to repay debt. Other factors, such as the sale of assets, may also result in a mandatory prepayment of a portion of the bank term loan. The Company was in compliance with all covenants and expects that the covenants will continue to be met.

The following table includes information about the carrying values and estimated fair values of the Company’s financial instruments at June 26, 2011 and December 26, 2010:

	June 26, 2011		December 26, 2010
(In thousands)	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Assets
Investments
Trading	$286	$286	$249	$249

Liabilities
Interest rate swaps	1,877	1,877	6,891	6,891
Long-term debt:
Bank term loan	364,412	338,850	369,412	365,980
11.75% senior notes	294,424	291,380	293,929	320,608
Revolving credit facility ($66 million available at 6/26/11)	—	—	—	—

Trading securities held by the Supplemental 401(k) plan are carried at fair value and are determined by reference to quoted market prices. The fair value of the bank term loan debt in the chart above was estimated using discounted cash flow analyses and an estimate of the Company’s bank borrowing rate (by reference to publicly traded debt rates as of June 26, 2011) for similar types of borrowings. As of June 26, 2011, the fair value of the 11.75% Senior Notes was valued at the most recent trade prior to the end of the quarter which approximates fair value. Under the fair value hierarchy, the Company’s trading securities fall under Level 1 (quoted prices in active markets), and its long term debt falls under Level 2 (other observable inputs).

In the third quarter of 2006, the Company entered into several interest rate swaps as part of an overall strategy to manage interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR. These interest rate swaps are cash flow hedges with original notional amounts totaling $300 million; swaps with notional amounts of $100 million matured in 2009, and the remaining swaps with nominal amounts of $200 million will mature in the third quarter of 2011. Changes in cash flows of the interest rate swaps offset changes in the interest payments on the Company’s Facilities. These swaps effectively convert a portion of the Company’s variable rate bank debt to fixed rate debt with a weighted average interest rate approximating 10.1% at June 26, 2011.

As of December 26, 2010, the interest rate swaps were carried at fair value based on the present value of the estimated cash flows the Company would have received or paid to terminate the swaps; the Company applied a discount rate that is predicated on quoted LIBOR prices and current market spreads for unsecured borrowings. Because the interest rate swaps expire in August 2011, the fair value as of June 26, 2011, was determined based on the value of the already determined remaining interest payments under the swap. In the first six months of both 2011 and 2010, $5.4 million was reclassified from Other Comprehensive Income (OCI) into interest expense on the Consolidated Condensed Statement of Operations as the effective portion of the interest rate swap. The pretax change in fair value deferred in OCI for the first six months of 2011 and 2010 was $5.0 million and $3.5 million, respectively. All amounts paid for these swaps are recorded in the Consolidated Condensed Statement of Operations during the accounting period in the “Interest expense” line. Based on the estimated current and future fair values of the swaps as of June 26, 2011, $1.9 million will be reclassified from OCI to interest expense in the next twelve months. Interest rate swaps are recorded on the Consolidated Condensed Balance Sheets in the line item “Accrued expenses and other liabilities.” Under the fair value hierarchy, the Company’s interest rate swaps fall under Level 2 (other observable inputs). The following table includes information about the Company’s derivative instruments as of June 26, 2011:

(In thousands)	Fair Value as of June 26, 2011	Fair Value as of December 26, 2010
Fair value of interest rate swaps	$1,877	$6,891

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

The following table sets forth the Company’s current and prior-year financial performance by segment:

(In thousands)	Revenues	Depreciation and Amortization	Operating Profit (Loss)
Three Months ended June 26, 2011
Virginia/Tennessee	$44,917	$(3,154)	$6,139
Florida	33,244	(1,602)	(2,211)
Mid-South	41,012	(2,984)	7,197
North Carolina	18,974	(1,398)	697
Ohio/Rhode Island	14,071	(752)	3,539
Advertising Services & Other	4,028	(246)	(1,333)
Eliminations	(1,460)	—	—

			14,028
Unallocated amounts:
Acquisition intangibles amortization	—	(1,500)	(1,500)
Corporate expense	—	(1,405)	(7,966)

	$154,786	$(13,041)

Corporate interest expense			(17,180)
Other			2,455

Consolidated loss before income taxes			$(10,163)

Three Months ended June 27, 2010
Virginia/Tennessee	$48,947	$(3,288)	$10,483
Florida	37,393	(1,762)	1,526
Mid-South	41,477	(3,010)	9,563
North Carolina	19,212	(1,557)	1,537
Ohio/Rhode Island	13,826	(835)	3,681
Advertising Services & Other	5,942	(234)	884
Eliminations	(635)	—	—

			27,674
Unallocated amounts:
Acquisition intangibles amortization	—	(1,571)	(1,571)
Corporate expense	—	(1,440)	(7,756)

	$166,162	$(13,697)

Corporate interest expense			(17,083)
Other			(1,902)

Consolidated loss before income taxes			$(638)

(In thousands)	Revenues	Depreciation and Amortization	Operating Profit (Loss)
Six Months ended June 26, 2011
Virginia/Tennessee	$87,497	$(6,331)	$9,976
Florida	67,189	(3,202)	(5,346)
Mid-South	79,304	(5,941)	12,609
North Carolina	36,603	(2,808)	824
Ohio/Rhode Island	26,428	(1,525)	5,883
Advertising Services & Other	9,177	(486)	(1,346)
Eliminations	(2,469)	—	—

			22,600
Unallocated amounts:
Acquisition intangibles amortization	—	(3,014)	(3,014)
Corporate expense	—	(2,753)	(16,238)

	$303,729	$(26,060)

Corporate interest expense			(33,733)
Other			(324)

Consolidated loss before income taxes			$(30,709)

Six Months ended June 27, 2010
Virginia/Tennessee	$94,798	$(6,577)	$18,092
Florida	75,466	(3,525)	2,771
Mid-South	78,062	(6,020)	14,239
North Carolina	38,021	(3,114)	2,648
Ohio/Rhode Island	27,441	(1,669)	6,962
Advertising Services & Other	12,278	(465)	2,323
Eliminations	(1,040)	—	—

			47,035
Unallocated amounts:
Acquisition intangibles amortization	—	(3,142)	(3,142)
Corporate expense	—	(2,886)	(15,712)

	$325,026	$(27,398)

Corporate interest expense			(36,897)
Other			(2,661)

Consolidated loss before income taxes			$(11,377)

6. The Consolidated Condensed Statements of Operations include amortization expense from amortizing intangible assets of approximately $1.5 million for the second quarters of 2011 and 2010, and approximately $3 million for the first six months of 2011 and 2010. Currently, intangibles amortization expense is projected to be approximately $6 million in total for 2011, decreasing to $3 million in 2012, and to $2 million in 2013 to 2015.

The Company has recorded pretax cumulative impairment losses related to goodwill approximating $685 million through June 26, 2011. The following table shows the gross carrying amount and accumulated amortization for intangible assets as of June 26, 2011 and December 26, 2010:

	December 26, 2010		Change	June 26, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Amortization Expense	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets(including network affiliation,advertiser, programming and subscriber relationships):
Virginia/Tennessee	$55,326	$43,088	$355	$55,326	$43,443
Florida	1,055	1,055	—	1,055	1,055
Mid-South	84,048	66,057	2,144	84,048	68,201
North Carolina	11,931	10,316	74	11,931	10,390
Ohio/Rhode Island	9,157	5,222	179	9,157	5,401
Advert. Serv. & Other	6,614	3,847	262	6,614	4,109

Total	$168,131	129,585	$3,014	$168,131	$132,599

Indefinite-lived intangible assets:
Goodwill:
Virginia/Tennessee	$96,725			$96,725
Florida	43,123			43,123
Mid-South	118,153			118,153
North Carolina	20,896			20,896
Ohio/Rhode Island	61,408			61,408
Advert. Serv. & Other	14,712			14,712

Total goodwill	355,017			355,017
FCC licenses
Virginia/Tennessee	20,000			20,000
Mid-South	93,694			93,694
North Carolina	24,000			24,000
Ohio/Rhode Island	36,004			36,004

Total FCC licenses	173,698			173,698
Other	2,172			2,172

Total	$530,887			$530,887

7. The following table sets forth the computation of basic and diluted earnings per share. There were approximately 0 shares and 18,000 shares that were not included in the computation of diluted EPS for the second quarter and first six months of 2011, respectively, because to do so would have been anti-dilutive for the periods presented. Additionally, there were approximately 181,000 shares and 119,000 shares that were not included in the computation of diluted EPS for the second quarter and first six months of 2010, respectively.

(In thousands, except per share amounts)	Quarter Ended June 26, 2011	Quarter Ended June 27, 2010
Numerator for basic and diluted earnings per share:
Loss available to common stockholders	$(15,382)	$(4,283)

Denominator for basic and diluted earnings per share:
Weighted average shares outstanding	22,488	22,343

Loss per common share (basic and diluted)	$(0.68)	$(0.19)

(In thousands, except per share amounts)	Six Months Ended June 26, 2011	Six Months Ended June 27, 2010
Numerator for basic and diluted earnings per share:
Loss available to common stockholders	$(41,186)	$(21,029)

Denominator for basic and diluted earnings per share:
Weighted average shares outstanding	22,444	22,316

Loss per common share (basic and diluted)	$(1.84)	$(0.94)

8. The following table provides the components of net periodic employee benefits expense for the Company’s benefit plans for the second quarter and first six months of 2011 and 2010:

	Quarter Ended
	Pension Benefits		Other Benefits
(In thousands)	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Service cost	$—	$19	$63	$51
Interest cost	5,613	5,630	405	560
Expected return on plan assets	(5,823)	(5,960)	—	—
Amortization of prior-service cost	—	—	411	410
Amortization of net loss/(gain)	947	635	(388)	(243)

Net periodic benefit cost	$737	$324	$491	$778

	Six Months Ended
	Pension Benefits		Other Benefits
(In thousands)	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Service cost	$—	$19	$113	$101
Interest cost	11,213	11,455	955	1,160
Expected return on plan assets	(11,998)	(11,910)	—	—
Amortization of prior-service cost	—	—	861	860
Amortization of net loss/(gain)	1,897	1,335	(513)	(443)

Net periodic benefit cost	$1,112	$899	$1,416	$1,678

9. The Company’s comprehensive income (loss) consisted of the following:

	Quarter Ended		Six Months Ended
(In thousands)	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Net loss	$(15,382)	$(4,283)	$(41,186)	$(21,029)
Unrealized gain on derivative contracts (net of deferred taxes)	1,560	1,329	3,058	1,976
Change in pension and postretirement (net of deferred taxes)	—	3,114	—	3,114

Comprehensive income (loss)	$(13,822)	$160	$(38,128)	$(15,939)

10. The Company accrues severance expense when payment of benefits is both probable and the amount is reasonably estimable. The Company records severance expense related to involuntary employee terminations in the “Employee compensation” line item on the Consolidated Condensed Statements of Operations. Targeted workforce reductions have been utilized in response to economic weakness and the Company’s continuing efforts to align its costs with available revenues. The Company recorded severance expense of $1.6 million and $1.7 million in the second quarter and first six months of 2011, as compared to $.1 million and $.4 million in the second quarter and first six months of 2010. Accrued severance costs are included in the “Accrued expenses and other liabilities” line item on the Consolidated Condensed Balance Sheet. The following table represents a summary of severance activity by segment (in thousands) for the six months ended June 26, 2011:

(In thousands)	Virginia/ Tennessee	Florida	Mid- South	North Carolina	Ohio/ Rhode Island	Advertising Services & Other	Corporate	Consolidated
Accrued severance Dec. 26, 2010	$260	$—	$—	$56	$233	$356	$14	$919
Severance expense	208	764	1	370	78	200	78	1,699
Severance payments	(352)	(360)	(1)	(77)	(233)	(556)	(92)	(1,671)

Accrued severance June 26, 2011	$116	$404	$—	$349	$78	$—	$—	$947

11. The following table shows the Company’s Statement of Stockholders’ Equity as of June 26, 2011:

				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(In thousands, except shares)	Class A Shares	Common Stock
		Class A	Class B
Balance at December 26, 2010	22,493,878	$112,469	$2,743	$26,381	$(126,799)	$149,128	$163,922
Net loss		—	—	—	—	(41,186)	(41,186)
Unrealized gain on derivative contracts (net of deferred taxes of $1,955)		—	—	—	3,058	—	3,058

Comprehensive loss							(38,128)
Exercise of stock options	14,466	72	—	(41)	—	—	31
Performance accelerated restricted stock	(22,374)	(112)	—	(6)	—	—	(118)
Issuance of stock to director upon retirement	109,602	548	—	94			642
Stock-based compensation		—	—	1,033	—	—	1,033
Other	494	3	—	(24)	—	55	34

Balance at June 26, 2011	22,596,066	$112,980	$2,743	$27,437	$(123,741)	$107,997	$127,416

12. The Company’s subsidiaries guarantee the debt securities of the parent company. The Company’s subsidiaries are 100% owned except for the Company’s Supplemental 401(k) Plan; all subsidiaries except those in the non-guarantor column (which includes the Supplemental 401(k) Plan) currently guarantee the debt securities. These guarantees are full and unconditional and on a joint and several basis. The following financial information presents condensed consolidating balance sheets, statements of operations, and statements of cash flows for the parent company, the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries, together with certain eliminations.

Media General, Inc.

Condensed Consolidating Balance Sheet

As of June 26, 2011

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11,940	$1,659	$—	$—	$13,599
Accounts receivable—net	—	86,933	—	—	86,933
Inventories	2	5,763	—	—	5,765
Other	4,647	18,472	—	—	23,119

Total current assets	16,589	112,827	—	—	129,416

Investment in and advances to subsidiaries	274,642	1,975,659	—	(2,250,301)	—
Intercompany note receivable	678,760	—	—	(678,760)	—
Other assets	23,092	14,837	286	—	38,215
Property, plant & equipment—net	27,445	360,689	—	—	388,134
FCC licenses and other intangibles—net	—	211,402	—	—	211,402
Excess of cost over fair value of net identifiable assets of acquired businesses	—	355,017	—	—	355,017

TOTAL ASSETS	$1,020,528	$3,030,431	$286	$(2,929,061)	$1,122,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,463	$15,443	$—	$(6)	$24,900
Accrued expenses and other liabilities	36,885	38,131	—	—	75,016

Total current liabilities	46,348	53,574	—	(6)	99,916

Long-term debt	658,985	—	—	—	658,985
Intercompany loan	—	678,760	—	(678,760)	—
Retirement, post-retirement and post-employment plans	163,608	—	—	—	163,608
Deferred income taxes	—	45,745	—	—	45,745
Other liabilities and deferred credits	21,889	3,879	746	—	26,514
Stockholders’ equity
Common stock	115,723	4,872	—	(4,872)	115,723
Additional paid-in capital	29,719	2,434,816	(1,930)	(2,435,168)	27,437
Accumulated other comprehensive loss	(123,741)	—	—	—	(123,741)
Retained earnings	107,997	(191,215)	1,470	189,745	107,997

Total stockholders’ equity	129,698	2,248,473	(460)	(2,250,295)	127,416

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,020,528	$3,030,431	$286	$(2,929,061)	$1,122,184

Media General, Inc.

Condensed Consolidating Balance Sheet

As of December 26, 2010

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$30,893	$967	$—	$—	$31,860
Accounts receivable—net	—	102,314	—	—	102,314
Inventories	2	7,051	—	—	7,053
Other	3,112	57,001	—	(30,368)	29,745

Total current assets	34,007	167,333	—	(30,368)	170,972

Investment in and advances to subsidiaries	316,619	1,979,076	—	(2,295,695)	—
Intercompany note receivable	673,265	—	—	(673,265)	—
Other assets	23,266	17,114	249	—	40,629
Property, plant and equipment—net	27,518	371,421	—	—	398,939
FCC licenses and other intangibles—net	—	214,416	—	—	214,416
Excess of cost over fair value of net identifiable assests of acquired businesses	—	355,017	—	—	355,017

TOTAL ASSETS	$1,074,675	$3,104,377	$249	$(2,999,328)	$1,179,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,289	$20,747	$—	$(6)	$30,030
Accrued expenses and other liabilities	42,434	77,718	—	(30,368)	89,784

Total current liabilities	51,723	98,465	—	(30,374)	119,814

Long-term debt	663,341	—	—	—	663,341
Intercompany loan	—	673,265	—	(673,265)	—
Retirement, post-retirement and post-employment plans	170,670	—	—	—	170,670
Deferred income taxes	—	34,729	—	—	34,729
Other liabilities and deferred credits	22,594	4,039	864	—	27,497
Stockholders’ equity
Common stock	115,212	4,872	—	(4,872)	115,212
Additional paid-in capital	28,806	2,435,790	(1,906)	(2,436,309)	26,381
Accumulated other comprehensive loss	(126,799)	—	—	—	(126,799)
Retained earnings	149,128	(146,783)	1,291	145,492	149,128

Total stockholders’ equity	166,347	2,293,879	(615)	(2,295,689)	163,922

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,074,675	$3,104,377	$249	$(2,999,328)	$1,179,973

Media General, Inc.

Condensed Consolidating Statements of Operations

Three Months Ended June 26, 2011

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$7,891	$156,246	$—	$(9,351)	$154,786
Operating costs:
Employee compensation	4,793	66,376	(289)	—	70,880
Production	—	37,734	—	(1,324)	36,410
Selling, general and administrative	575	35,130	—	(8,027)	27,678
Depreciation and amortization	659	12,382	—	—	13,041

Total operating costs	6,027	151,622	(289)	(9,351)	148,009

Operating income	1,864	4,624	289	—	6,777
Other income (expense):
Interest expense	(17,180)	(12)	—	—	(17,192)
Intercompany interest income (expense)	17,210	(17,210)	—	—	—
Investment income (loss)—consolidated affiliates	(18,502)	—	—	18,502	—
Other, net	228	24	—	—	252

Total other income (expense)	(18,244)	(17,198)	—	18,502	(16,940)

Income (loss) before income taxes	(16,380)	(12,574)	289	18,502	(10,163)
Income tax expense (benefit)	(998)	6,217	—	—	5,219

Net income (loss)	(15,382)	(18,791)	289	18,502	(15,382)
Other comprehensive income (net of tax)	1,560	—	—	—	1,560

Comprehensive income (loss)	$(13,822)	$(18,791)	$289	$18,502	$(13,822)

Media General, Inc.

Condensed Consolidating Statements of Operations

Three Months Ended June 27, 2010

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$10,475	$191,886	$—	$(36,199)	$166,162

Operating costs:
Employee compensation	8,653	63,533	260	(1)	72,445
Production	—	37,364	—	(533)	36,831
Selling, general and administrative	342	62,229	—	(35,667)	26,904
Depreciation and amortization	607	13,090	—	—	13,697

Total operating costs	9,602	176,216	260	(36,201)	149,877

Operating income (loss)	873	15,670	(260)	2	16,285

Other income (expense):
Interest expense	(17,083)	(6)	—	—	(17,089)
Intercompany interest income (expense)	13,028	(13,028)	—	—	—
Investment income (loss)—consolidated affiliates	(5,167)	—	—	5,167	—
Other, net	204	(38)	—	—	166

Total other income (expense)	(9,018)	(13,072)	—	5,167	(16,923)

Income (loss) before income taxes	(8,145)	2,598	(260)	5,169	(638)

Income tax expense (benefit)	(3,862)	7,507	—	—	3,645

Net income (loss)	(4,283)	(4,909)	(260)	5,169	(4,283)

Other comprehensive income (net of tax)	4,443	—	—	—	4,443

Comprehensive income (loss)	$160	$(4,909)	$(260)	$5,169	$160

Media General, Inc.

Condensed Consolidating Statements of Operations

Six Months Ended June 26, 2011

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$17,219	$306,138	$—	$(19,628)	$303,729

Operating costs:
Employee compensation	14,965	134,313	(179)	—	149,099
Production	—	74,404	—	(2,238)	72,166
Selling, general and administrative	963	70,301	—	(17,390)	53,874
Depreciation and amortization	1,279	24,781	—	—	26,060

Total operating costs	17,207	303,799	(179)	(19,628)	301,199

Operating income	12	2,339	179	—	2,530

Other income (expense):
Interest expense	(33,733)	(23)	—	—	(33,756)
Intercompany interest income (expense)	34,364	(34,364)	—	—	—
Investment income (loss)—consolidated affiliates	(44,253)	—	—	44,253	—
Other, net	469	48	—	—	517

Total other income (expense)	(43,153)	(34,339)	—	44,253	(33,239)

Income (loss) before income taxes	(43,141)	(32,000)	179	44,253	(30,709)

Income tax expense (benefit)	(1,955)	12,432	—	—	10,477

Net income (loss)	(41,186)	(44,432)	179	44,253	(41,186)

Other comprehensive income (net of tax)	3,058	—	—	—	3,058

Comprehensive income (loss)	$(38,128)	$(44,432)	$179	$44,253	$(38,128)

Media General, Inc.

Condensed Consolidating Statements of Operations

Six Months Ended June 27, 2010

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Revenues	$18,889	$375,014	$—	$(68,877)	$325,026

Operating costs:
Employee compensation	17,237	130,514	287	(1)	148,037
Production	—	73,205	—	(841)	72,364
Selling, general and administrative	207	120,061	—	(68,035)	52,233
Depreciation and amortization	1,220	26,179	—	(1)	27,398

Total operating costs	18,664	349,959	287	(68,878)	300,032

Operating income (loss)	225	25,055	(287)	1	24,994

Other income (expense):
Interest expense	(36,897)	(15)	—	—	(36,912)
Intercompany interest income (expense)	24,132	(24,132)	—	—	—
Investment income (loss)—consolidated affiliates	(13,043)	—	—	13,043	—
Other, net	579	(38)	—	—	541

Total other income (expense)	(25,229)	(24,185)	—	13,043	(36,371)

Income (loss) before income taxes	(25,004)	870	(287)	13,044	(11,377)

Income tax expense (benefit)	(3,975)	13,627	—	—	9,652

Net income (loss)	(21,029)	(12,757)	(287)	13,044	(21,029)

Other comprehensive income (net of tax)	5,090	—	—	—	5,090

Comprehensive income (loss)	$(15,939)	$(12,757)	$(287)	$13,044	$(15,939)

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 26, 2011

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Cash flows from operating activities:
Net cash (used) provided by operating activities	$(7,596)	$4,634	$24	$—	$(2,938)

Cash flows from investing activities:
Capital expenditures	(936)	(9,643)	—	—	(10,579)
Net change in intercompany note receivable	(5,495)	—	—	5,495	—
Other, net	53	206	—	—	259

Net cash (used) provided by investing activities	(6,378)	(9,437)	—	5,495	(10,320)

Cash flows from financing activities:
Increase in bank debt	45,000	—	—	—	45,000
Repayment of bank debt	(50,000)	—	—	—	(50,000)
Net change in intercompany loan	—	5,495	—	(5,495)	—
Other, net	21	—	(24)	—	(3)

Net cash (used) provided by financing activities	(4,979)	5,495	(24)	(5,495)	(5,003)

Net (decrease) increase in cash and cash equivalents	(18,953)	692	—	—	(18,261)
Cash and cash equivalents at beginning of year	30,893	967	—	—	31,860

Cash and cash equivalents at end of period	$11,940	$1,659	$—	$—	$13,599

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 27, 2010

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Cash flows from operating activities:
Net cash (used) provided by operating activities	$(13,833)	$67,246	$9	$—	$53,422

Cash flows from investing activities:
Capital expenditures	(1,027)	(7,769)	—	—	(8,796)
Net change in intercompany note receivable	59,449	—	—	(59,449)	—
Other, net	60	460	—	—	520

Net cash provided (used) by investing activities	58,482	(7,309)	—	(59,449)	(8,276)

Cash flows from financing activities:
Proceeds from issuance of senior notes	293,070	—	—	—	293,070
Increase in bank debt	134,156	—	—	—	134,156
Repayment of bank debt	(466,625)	(15)	—	—	(466,640)
Debt issuance costs	(12,078)	—	—	—	(12,078)
Net change in intercompany loan	—	(59,449)	—	59,449	—
Other, net	192	—	(9)	—	183

Net cash (used) provided by financing activities	(51,285)	(59,464)	(9)	59,449	(51,309)

Net (decrease) increase in cash and cash equivalents	(6,636)	473	—	—	(6,163)
Cash and cash equivalents at beginning of year	31,691	1,541	—	—	33,232

Cash and cash equivalents at end of period	$25,055	$2,014	$—	$—	$27,069

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Media General is a multimedia communications company serving consumers and advertisers in strong local markets positioned primarily in the southeastern United States. It is committed to providing high-quality local content in growth markets over multiple platforms, to continually developing new products and services tailored to customer preferences, and to transitioning to a digital media model over time while continuing to nurture and, whenever possible, grow traditional audience viewership. The Company is comprised of five geographic segments (Virginia/Tennessee, Florida, Mid-South (which includes South Carolina, Georgia, Alabama, and Mississippi), North Carolina, and Ohio/Rhode Island) along with a sixth segment that includes interactive advertising services and certain other operations. Regardless of the delivery platform, the Company’s primary product is content and information, which is strategically delivered based on customers’ distinct needs and preferences within their individual markets. The Company’s strategic objective is to drive profitable growth across multiple platforms by engaging with communities on their own terms and by developing effective marketing opportunities that connect advertisers to the prospective customers they want to reach.

The Company’s fiscal year ends on the last Sunday in December.

RESULTS OF OPERATIONS

The Company recorded a net loss of $15 million ($0.68 per share) and $41 million ($1.84 per share) in the second quarter and first six months of 2011, respectively, compared to a net loss of $4.3 million and $21 million in the equivalent 2010 periods. Segment operating profits fell approximately 50% in the second quarter and first six months of 2011 from the prior-year similar periods. The primary factor contributing to this reduced year-over-year performance in the quarter and year to date was an approximate 7% decline in revenues in both periods. As the economic recovery has flattened this year, weakness in Print advertising has continued. Additionally, the absence of the Olympics and significantly reduced Political advertising in this odd-numbered year have both contributed to the revenue shortfall. In an effort to mitigate some of the revenue weakness, discretionary spending was held to a minimum as evidenced by a 1.2% quarter-over-quarter decrease in operating costs (despite a $1.5 million increase in severance expense) in the second quarter of 2011; operating costs were up less than one-half percent in the first six months of 2011 over the first half of 2010 (including a $1.3 million year-over-year increase in severance). While second-quarter interest expense was essentially level with the prior-year, there was an 8.6% decrease in the first half of the year that was more than fully attributable to the absence of $5.5 million of 2010 expense (due to debt issuance costs that were expensed immediately upon entering into the new financing structure in February 2010). Income taxes increased $1.6 million and $.8 million in the second quarter and first half of 2011 as compared to the equivalent periods of 2010, chiefly due to different amounts of intraperiod tax allocation related to Other Comprehensive Income adjustments recorded in the second quarter of 2010.

SEGMENT RESULTS

Revenues

Revenues are grouped primarily into five major categories: Local, National, Political, Classified, and Subscription/Content/Circulation (which includes newspaper circulation, broadcast retransmission revenues, and interactive subscription and content revenues). The following chart summarizes the total consolidated period-over-period changes in these select revenue categories:

Change in Market Revenue by Major Category

2011 versus 2010

	Second Quarter Change		Year-to-date Change
(In thousands)	Amount	Percent	Amount	Percent
Local	$533	0.6	$(753)	(0.5)
National	(1,272)	(4.4)	(5,885)	(10.1)
Political	(6,471)	(91.6)	(7,262)	(90.3)
Classified	(4,186)	(18.9)	(7,405)	(17.1)
Subs/Content/Circulation	(215)	(1.0)	(701)	(1.6)

As illustrated in the chart above, revenues were down across all major categories with the exception of second-quarter Local advertising. Contributing to the reduced revenues was a general weakness in advertising at the Company’s Print operations and the current-year absence of several items, including: more than $7 million in first-quarter 2010 Olympic revenues, nearly $1 million in prior-year first-quarter Super Bowl revenues (which aired on FOX this year), and approximately $1 million of second-quarter 2010 BP image advertising related to the Gulf of Mexico oil spill. As anticipated in this off-election year, Political advertising was down significantly. Classified continued to struggle in most, but not all, locations and generally had a greater impact in those markets with a heavier mix of newspapers. While not yet a major revenue category, the Company’s Printing and Distribution operations have continued to expand and are becoming an increasingly important contributor to overall revenues as evidenced by increases of 35% (to $4.5 million) in the second quarter and 30% (to $8.5 million) in the first half of 2011 over the equivalent prior-year periods.

Revenues in the Virginia/Tennessee Market fell approximately 8% in both the second quarter and first six months of 2011 as compared to the prior year. Advertising dollars were down across all categories. Classified advertising fell farthest from the mark (down 23% in the second quarter and 20% in the first half of 2011) and was the largest contributor to the year-over-year decline as legal advertising rates and real estate advertising volumes dropped significantly. National and Local advertising fell a combined 5% in both the second quarter and first half of 2011 from the equivalent periods last year. Revenues from third-party Printing and Distribution grew 26% and 16% in the second quarter and first six months of the year.

Revenues in the Florida Market decreased 11% in both the second quarter and first six months of 2011 compared to the same prior-year periods. The continued soft housing market and high unemployment in the Tampa Bay area remained factors in the Market’s overall revenue performance. National advertising suffered the largest decline (down 22% and 27% in the quarter and year to date, respectively) and was impacted by non-recurring revenues from both the second-quarter 2010 BP image advertising and the 2010 Winter Olympics. Local advertising (down 3.1% and 3.6% in the quarter and year to date, respectively) was also impacted by the absence of 2010 Olympic revenues, and decreased advertising in the department store, electronics and automotive categories. Classified advertising (down 18% and 17% in the quarter and first half of the year, respectively) dropped most significantly in the employment, automotive and real estate categories.

Revenues in the Mid-South Market decreased a moderate 1.1% in the second quarter of 2011 and, running counter to trend, increased 1.6% in the first half of 2011. Excluding Political advertising, total advertising revenues rose approximately 7% and 6% in the second quarter and first six months of 2011, respectively, due to solid growth in Local advertising (up approximately 5% in both the quarter and year to date) and National advertising (up 13% and 9.4% in the quarter and year to date, respectively). Displacement of Political advertising in 2011 freed up additional advertiser dollars and allowed for these solid gains in Local and National advertising. Partially mitigating the quarterly revenue decline induced by significantly diminished Political advertising, was an 83% increase in Printing and Distribution and a 8.4% rise in Subscription/Content/Circulation revenues. Contributing to the Market’s revenue improvement in the year to date was a 69% increase in Printing and Distribution revenues and growth of 7.6% in Subscription/Content/Circulation revenues.

Revenues in the North Carolina Market declined 1.2% and 3.7% in the second quarter and first half of 2011 from the comparative prior-year periods. Advertising revenues were down across all categories, with the exception of second-quarter Local advertising (up less than 1%). The lack of Olympic spending and weakness across many advertising categories led to reduced current-year revenues in the Market. Classified advertising struggled (down 19% and 18% in the quarter and year to date, respectively) due to lower legal and real estate advertising. National advertising posted declines of 9.2% in the second quarter and 15% in the first six months of the year as compared to equivalent 2010 periods. Conversely, Printing and Distribution revenues nearly doubled in the second quarter and more than doubled in the first half of 2011 with the addition of USA TODAY as a third-party customer towards the end of 2010.

Revenues in the Ohio/Rhode Island Market increased 1.8% in the second quarter, but decreased 3.7% in the first half of 2011. This is the Company’s only geographic market which does not include any newspapers and is therefore less influenced by Classified advertising, but more affected by the ebb and flow of Political and Olympic revenues in corresponding odd and even-numbered years. Both of this Market’s television stations are NBC affiliates and, consequently, reaped the full benefit of 2010 Winter Olympics advertising. Despite the lack of Olympic revenues and significantly diminished Political revenues in the current year, total advertising revenue was up 1.2% in the second quarter. Local advertising revenues improved (up 11% and 1.3% in the quarter and year to date, respectively) due to the success of new local business development. National advertising was impacted (down 1.9% and 9.8% in the quarter and year to date, respectively) by the weakened economy in advertising categories which rely heavily on disposable income such as entertainment and retail.

Operating Expenses

Total operating costs dropped 1.2% in the second quarter and rose less than 1% in the first half of 2011. The Company manages its expenses consistent with the revenue opportunities in each market. Over the past few years in particular, the Company has reacted to the challenging advertising environment by aggressively reducing costs across all markets and modifying its operations to achieve greater efficiencies. The slow pace of the economic recovery has prompted the Company to proactively manage discretionary spending and to implement both targeted reductions in force and a furlough program (which mandates employees take 15 unpaid days) for the second half of 2011. Workforce reductions are necessary to align expenses with the prevailing economic conditions and resulted in pretax severance costs of $1.6 million and $1.7 million in the second quarter and first half of 2011, respectively. After several years of virtually freezing all merit increases as well as suspending the Company’s 401(k) match, the Company reinstated modest merit increases and a 401(k) match of up to 2% of the employee’s salary effective with 2011’s first quarter. Despite these increased costs, employee compensation was down 2.2% in the second quarter due to lower employee counts and decreased stock-based compensation expense. In the first half of 2011, the same factors were in place, but in a different proportion, which resulted in an increase of less than 1% in employee compensation expense as compared to the first half of the prior year. Newsprint cost was up 14% and 22% in the second quarter and first half of 2011, respectively, from the equivalent prior-year periods due almost fully to a 13% and 21% increase in average cost per ton in those respective periods. Lower depreciation costs (due primarily to lower capital expenditures in recent years) provided additional savings in the quarter and helped mitigate the overall increase in operating expenses in the year to date.

Operating expenses in the Virginia/Tennessee Market increased approximately 1% in both the second quarter and first half of 2011. Higher newsprint costs (up 15% and 24% in the quarter and year to date, respectively) were primarily responsible for the increase, partially offset by a decrease in depreciation and amortization (due to lower capital expenditures) and lower employee compensation costs as a result of reduced employee counts.

Operating expenses in the Florida Market were down approximately 1% in the second quarter and essentially level in the first half of the year with the first six months of 2010. Lower depreciation and amortization costs, combined with concerted efforts to manage discretionary spending, more than offset higher newsprint expense (up 14% and 22% in the quarter and year to date, respectively). Savings from reduced departmental spending were achieved in numerous areas, but most significantly in marketing and promotion. Higher employee compensation included $.8 million of severance costs in both the quarter and first six months of 2011.

Operating expenses in the Mid-South Market rose 6% and 4.5% in the second quarter and first half of 2011 from the same periods in 2010. Higher employee compensation expense was responsible for the Market’s increased costs due not only to merit increases, but also to the Market’s strong performance in garnering Local and National advertising revenues which resulted in higher sales incentives and commissions. This market has a heavier mix of broadcast stations than newspapers and therefore, while newsprint costs were up, they were less significant to the overall cost increase than in most other markets.

Operating expenses in the North Carolina Market increased 3.4% and 1.1% in the second quarter and first half of 2011 as compared to 2010’s similar periods due in large part to higher newsprint costs (up 4.6% and 11% in the quarter and year to date, respectively) and a $.3 million quarter-over-quarter increase in severance costs in the second quarter of 2011. As was the case with all of the markets, a drop in depreciation and amortization expense (down 10% in both the quarter and year to date) aided the Market’s overall results.

Operating expenses in the Ohio/Rhode Island Market were up 3.8% in the second quarter and essentially level with the prior year for the first six months of 2011. Employee compensation costs rose as a result of merit increases and sales incentives associated with Local advertising success. Savings in depreciation and amortization expense, as well as reduced bad debt expense, partially offset higher employee costs in the quarter and year to date.

Advertising Services & Other

Advertising Services & Other (ASO) primarily includes:

•	Blockdot – an advergaming business that also produces other forms of branded entertainment;

•	DealTaker.com – an online social shopping portal;

•	NetInformer – a provider of mobile advertising and marketing services;

•	Production Services – comprised primarily of a provider of broadcast equipment and studio design services.

Revenues in ASO decreased 32% and 25% in the second quarter and first six months of 2011 from the comparative periods of 2010. The Market’s revenue decline was due in large part to a $1.7 million (77%) and $3.2 million (63%) reduction in revenues in the second quarter and first half of 2011, respectively, at DealTaker.com that was driven by a significant change in the way Internet search results are delivered by Google that affected many e-commerce businesses. Also contributing to the Market’s decreased revenues was a $.7 million (49%) and $.8 million (28%) decline in revenues in the quarter and year to date at Blockdot due to business softness. Partially offsetting DealTaker.com and Blockdot’s weak performance were a $.5 million (23%) and $.7 million (18%) increase in revenues in the Production Services operations due to higher broadcast equipment sales and installations and, to a lesser degree, revenue improvement at NetInformer. The Company performed an interim impairment test on DealTaker.com in the first quarter of 2011 and on Blockdot in the second quarter of this year by comparing the carrying values of the reporting units to their estimated fair values, with no impairment indicated.

Operating expenses were up approximately 6% in both the second quarter and first half of 2011 primarily due to higher cost of goods sold which were in line with the previously mentioned increased volume of work at Production Services, partially offset by small expense reductions at DealTaker.com and Blockdot.

Operating Profit (Loss)

The following chart shows the change in operating profit by market; the period-over-period movement in market operating profit was driven by the underlying fluctuations in revenue and expense as detailed in the previous discussion.

Change in Market Operating Profits

2011 versus 2010

	Second Quarter Change		Year-to-date Change
(In thousands)	Amount	Percent	Amount	Percent
Virginia/Tennessee	$(4,344)	(41.4)	$(8,116)	(44.9)
Florida	(3,737)	NM	(8,117)	NM
Mid-South	(2,366)	(24.7)	(1,630)	(11.4)
North Carolina	(840)	(54.7)	(1,824)	(68.9)
Ohio/Rhode Island	(142)	(3.9)	(1,079)	(15.5)
Adv. Services & Other	(2,217)	NM	(3,669)	NM

Total	$(13,646)	(49.3)	$(24,435)	(52.0)

“NM” is not meaningful

All markets fell short of achieving their 2010 operating profit performance in both the quarter and first half of 2011, with the Florida and Virginia/Tennessee Markets falling farthest from the prior-year marks. Lower revenues (due to 2011 being an odd-numbered year and to weakness in advertising at the Company’s Print operations) drove the year-over-year declines for most markets. The exceptions to this trend were the Ohio/Rhode Island Market which produced revenue growth of 1.8% in the quarter on the strength of Local advertising and the Mid-South Market which posted a 1.6% improvement in revenues in the first half of 2011, due primarily to a strong first-quarter revenue performance.

INTEREST EXPENSE

Interest expense was essentially even (up less than 1%) in the second quarter with the prior year’s second quarter. A $13 million decrease in average debt outstanding was more than offset by a slight increase in the average interest rate (up approximately 25 basis points). Interest expense decreased $3.2 million in the first six months of 2011 from the equivalent year-ago period. The first half of the prior-year included $5.5 million in debt issuance costs that were immediately expensed when the Company entered into its new financing structure in February 2010. Absent this write-off, interest expense would have increased in 2011 due to an increase in the average interest rate from 9% in the first half of 2010 to 10% in the first six months of 2011, slightly offset by the effect of a $26 million reduction in average debt outstanding.

In the third quarter of 2006, the Company entered into three interest rate swaps (where it pays a fixed rate and receives a floating rate) to manage interest cost and cash flows associated with variable interest rates, primarily short-term changes in LIBOR, not to trade such instruments for profit or loss. The interest rate swaps have historically been carried at fair value based on a discounted cash flow analysis (predicated on quoted LIBOR prices) of the estimated amounts the Company would have received or paid to terminate the swaps. These interest rate swaps were cash flow hedges with notional amounts originally totaling $300 million; swaps with notional amounts of $100 million matured in 2009, and the remaining $200 million will mature in August of 2011. Because the interest rate swaps expire in August 2011, the fair value as of June 26, 2011 was determined based on the value of the remaining interest payments under the swap. Changes in cash flows of the interest rate swaps offset changes in the interest payments on the Company’s bank debt. These swaps effectively convert the Company’s variable rate bank debt to fixed rate debt with a weighted average interest rate approximating 10.1% at June 26, 2011.

INCOME TAXES

The Company recorded non-cash income tax expense of $5.2 million and $10.5 million in the second quarter and first six months of 2011, compared to $3.6 million and $9.7 million in the equivalent quarter and six months of 2010. The year-over-year increase was primarily due to different amounts of intraperiod tax allocation related to Other Comprehensive Income (OCI) adjustments recorded in the second quarter of 2010. The Company’s tax provision for all periods had an unusual relationship to pretax loss due primarily to the existence of a full deferred tax asset valuation allowance at the beginning of each period. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. The tax expense recorded in the second quarter of 2011 reflects the accrual of approximately $6.2 million ($12 million for the first six months of 2011) of valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that is not available to offset existing deferred tax assets (termed a “naked credit”), partially offset by $1 million ($2 million for the first six months of 2011) of tax benefit related to the intraperiod allocation items in OCI. The Company expects the naked credit to result in approximately $25 million of non-cash income tax expense for the full-year 2011; other tax adjustments and intraperiod tax allocations that are difficult to forecast may also affect the remainder of 2011.

LIQUIDITY

Net cash used by operating activities in the first half of 2011 was $2.9 million compared to $53 million provided by operations in the year-ago period. Cash collected from year-end accounts receivable and the drawdown of cash equivalents allowed the Company to make interest payments of $32 million, make capital expenditures of $10.6 million, make retirement plan contributions of $7.1 million and to reduce debt by $5 million.

As of June 26, 2011, the Company had in place with its syndicate of banks a $364 million term loan that was fully drawn and a revolving credit facility with availability of $66 million and no outstanding balance. Also outstanding were 11.75% Senior Notes with a par value of $300 million that were sold at a discount and carried on the balance sheet at quarter end at $294 million. The bank credit facilities mature in March 2013 and bear an interest rate of LIBOR plus a margin (4.5% at the close of the second quarter) based on the Company’s leverage ratio, as defined in the agreement. The agreements have two main financial covenants; a leverage ratio and a fixed charge coverage ratio. The leverage ratio is calculated as the ratio of total indebtedness (including long-term debt, short-term capitalized leases, guarantees and letters of credit) to earnings before interest, depreciation and amortization (“EBITDA”) (rolling four quarters of EBITDA adjusted for severance and other shutdown charges, non-operating non-cash charges less gains and broadcast film rights’ amortization charges less cash payments). The fixed charge coverage ratio is calculated as the ratio of EBITDA (as defined for the leverage ratio) less capital expenditures to fixed charge expense (cash interest paid plus cash taxes paid).

The Company pledged its cash and assets as well as the stock of its subsidiaries as collateral; the Company’s subsidiaries also guarantee the debt of the parent company. Additionally, there are restrictions on the Company’s ability to pay dividends (none are allowed in 2011), make capital expenditures above certain levels, repurchase its stock, make pension plan contributions above the amount required to maintain 80% plan funding, and engage in certain other transactions such as making investments or entering into capital leases above certain preset levels. The Company was in compliance with all covenants as of June 26, 2011 and fully expects that the covenants in both the near and long-term will continue to be met. The Company is currently evaluating its options for refinancing the $364 million of bank debt due March 2013.

OUTLOOK

While the Company had aimed for and expected better results in the first half of 2011, the weakening economic recovery has resulted in further expense reductions that should better position the Company during the second half of the year. Even though this is an off-election year, the Company’s Broadcast stations are expected to benefit from issue advertising and early presidential campaign spending in the latter part of 2011. The Company remains optimistic about its Broadcast properties and digital offerings in the second half of the year and anticipates year-over-year improvement in several of its markets for the third quarter. However, the Company’s Print properties are expected to experience the effects of lower revenues and higher newsprint costs during the remainder of 2011. Targeted reductions in force and the previously described furlough program should allow the Company to keep its operating expenses down approximately 3% for the full year of 2011 as compared to 2010. The Company is responding to the ongoing changes in the packaging and delivery of news and information and is creating new revenue streams from multiple sources and leveraging all platforms available to it. The Company’s execution of this strategy is demonstrated by its success growing Local online revenues and in its relationships with both emerging and established online brands (such as Yahoo!, Zillow and Monster). Through these partnerships, diligent expense management and other market specific initiatives, the Company will be positioned well to capitalize on an economic recovery as it unfolds aided by the upcoming political and Olympic revenues in 2012.

* * * * * * * *

Certain statements in this quarterly report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to expectations regarding interest expense, the economic recovery, the impact of cost-containment measures, reductions in force, income taxes, the Internet, debt compliance, general advertising levels and political and Olympic advertising levels. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “plans,” “may” and similar words, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

Some significant factors that could affect actual results include: the effect of the economy on advertising demand, interest rates, the availability and pricing of newsprint, changes in consumer preferences for programming, health care cost trends and regulations, changes in return on pension plan assets, a natural disaster, the level of political advertising, and regulatory rulings and laws.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Annual Report on Form 10-K for the year ended December 26, 2010, details our disclosures about market risk. As of June 26, 2011, there have been no material changes in the Company’s market risk from December 26, 2010.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

(a)	Exhibits

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

101	The following financial information from the Media General, Inc. Quarterly Report on Form 10-Q for the quarter ended June 26, 2011, formatted in XBRL includes: (i) Consolidated Condensed Balance Sheets at June 26, 2011 and December 26, 2011, (ii) Consolidated Condensed Statements of Operations for the three and six months ended June 26, 2011 and June 27, 2010, (iii) Consolidated Condensed Statements of Cash Flows for the six months ended June 26, 2011 and June 27, 2010, and (iv) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

DATE: August 5, 2011	/s/ Marshall N. Morton
Marshall N. Morton
President and Chief Executive Officer

DATE: August 5, 2011	/s/ John A. Schauss
John A. Schauss
Vice President - Finance and Chief Financial Officer