Form 10-Q
period 2011-09-25
MEDIA GENERAL INC
filed 2011-11-04
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2011

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

Larger accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 30, 2011.

Class A Common shares:	22,596,392
Class B Common shares:	548,564

MEDIA GENERAL, INC.

FORM 10-Q REPORT

September 25, 2011

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(000’s except shares)

	September 25, 2011	December 26, 2010

ASSETS

Current assets:
Cash and cash equivalents	$10,099	$31,860
Accounts receivable - net	83,321	102,314
Inventories	7,289	7,053
Other	25,983	29,745

Total current assets	126,692	170,972

Other assets	36,557	40,629

Property, plant and equipment - net	380,985	398,939

FCC licenses and other intangibles - net	209,914	214,416

Excess of cost over fair value of net identifiable assets of acquired businesses	328,400	355,017

	$1,082,548	$1,179,973

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(000’s except shares and per share data)

	September 25, 2011	December 26, 2010

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$23,847	$30,030
Accrued expenses and other liabilities	68,178	89,784

Total current liabilities	92,025	119,814

Long-term debt	665,455	663,341

Retirement, post-retirement and post-employment plans	162,362	170,670

Deferred income taxes	40,518	34,729

Other liabilities and deferred credits	24,884	27,497

Stockholders’ equity:
Preferred stock ($5 cumulative convertible), par value $5 per share, authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 22,596,392 and 22,493,878 shares	112,982	112,469
Class B, authorized 600,000 shares; issued 548,564 shares	2,743	2,743
Additional paid-in-capital	27,985	26,381
Accumulated other comprehensive loss	(124,571)	(126,799)
Retained earnings	78,165	149,128

Total stockholders’ equity	97,304	163,922

	$1,082,548	$1,179,973

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(000’s except for per share data)

	Three Months Ended		Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Revenues
Broadcast television	$65,126	$75,009	$200,811	$214,603
Digital media and other	9,013	10,517	28,877	31,746
Print	70,605	77,687	218,785	241,890

Total revenues	144,744	163,213	448,473	488,239

Operating costs:
Employee compensation	66,048	74,494	215,147	222,531
Production	34,544	37,765	106,710	110,129
Selling, general and administrative	25,515	26,288	79,389	78,521
Depreciation and amortization	12,935	13,204	38,995	40,602
Goodwill impairment	26,617	—	26,617	—

Total operating costs	165,659	151,751	466,858	451,783

Operating income (loss)	(20,915)	11,462	(18,385)	36,456

Other income (expense):
Interest expense	(16,035)	(17,015)	(49,791)	(53,927)
Other, net	245	184	762	725

Total other expense	(15,790)	(16,831)	(49,029)	(53,202)

Loss before income taxes	(36,705)	(5,369)	(67,414)	(16,746)
Income tax (benefit) expense	(6,873)	5,288	3,604	14,940

Net loss	$(29,832)	$(10,657)	$(71,018)	$(31,686)

Net loss per common share - basic and assuming dilution	$(1.32)	$(0.48)	$(3.16)	$(1.42)

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(000’s)

	Nine Months Ended
	September 25, 2011	September 26, 2010

Operating activities:
Net loss	$(71,018)	$(31,686)
Adjustments to reconcile net loss:
Depreciation and amortization	38,995	40,602
Deferred income taxes	8,267	22,519
Intraperiod tax allocation	(4,663)	(3,852)
Goodwill impairment	26,617	—
Write-off of previously deferred debt issuance costs	—	1,772
Change in assets and liabilities:
Accounts receivable and inventories	18,757	13,572
Accounts payable, accrued expenses, and other liabilities	(17,875)	9,266
Company owned life insurance (cash surrender value less policy loans including repayments)	1,565	(519)
Income taxes refundable	423	24,636
Retirement plan contributions	(8,675)	(20,000)
Other, net	(46)	(1,431)

Net cash (used) provided by operating activities	(7,653)	54,879

Investing activities:
Capital expenditures	(15,681)	(15,604)
Other, net	408	599

Net cash used by investing activities	(15,273)	(15,005)

Financing activities:
Proceeds from issuance of senior notes	—	293,070
Increase in bank debt	88,500	134,156
Repayment of bank debt	(87,286)	(466,646)
Debt issuance costs	—	(12,078)
Other, net	(49)	249

Net cash provided (used) by financing activities	1,165	(51,249)

Net decrease in cash and cash equivalents	(21,761)	(11,375)
Cash and cash equivalents at beginning of period	31,860	33,232

Cash and cash equivalents at end of period	$10,099	$21,857

Cash paid for interest	$57,389	$49,385

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

3. The effects of the weakening economic recovery on certain markets, combined with the market’s perception of the value of media company stocks, including Media General’s, led the Company to perform an interim goodwill impairment test during the third quarter of 2011 on six reporting units including two reporting units in the Virginia/Tennessee Market, one each in the North Carolina and Mid-South Markets, and the Company’s Blockdot and DealTaker.com operations. While five of the reporting units passed the impairment test, the test resulted in a pretax goodwill impairment charge of $26.6 million (recorded on the “Goodwill impairment” line on the Consolidated Condensed Statements of Operations) related to one reporting unit comprised of certain print properties in the Virginia/Tennessee Market. While these print properties are profitable, certain regulatory changes and the overall economy has challenged their ability to achieve historically stronger levels of cash flow. The tax effect of this impairment charge is discussed further in Note 4.

For impairment tests, the Company compares the carrying value of the reporting unit or asset tested to its estimated fair value. The estimated fair value is determined using a combination of the income approach and the market approach. The income approach utilizes the estimated discounted cash flows expected to be generated by the assets. The market approach employs comparable company information, and where available, recent transaction information for similar assets. The determination of fair value requires the use of significant judgment and estimates about assumptions that management believes are appropriate in the circumstances although it is reasonably possible that actual performance will differ from these assumptions. These assumptions include those relating to revenue growth, compensation levels, newsprint prices, capital expenditures, discount rates and market trading multiples for broadcast and newspaper assets.

The Consolidated Condensed Statements of Operations include amortization expense from amortizing intangible assets of $1.5 million for the third quarters of 2011 and 2010, and $4.5 million and $4.7 million for the first nine months of 2011 and 2010. Currently, intangibles amortization expense is projected to be approximately $6 million in total for 2011, decreasing to $3 million in 2012, and to $2 million in each of the years 2013 through 2015.

The Company has recorded pretax cumulative impairment losses related to goodwill approximating $711 million through September 25, 2011. The following table shows the gross carrying amount and accumulated amortization for intangible assets as of September 25, 2011 and December 26, 2010:

	December 26, 2010		Change		September 25, 2011
(In thousands)	Gross Carry- ing Amount	Accumulated Amortization	Amortization Expense	Impairment charge	Gross Carry- ing Amount	Accumulated Amortization
Amortizing intangible assets (including network affiliation, advertiser, programming and subscriber relationships):
Virginia/Tennessee	$55,326	$43,088	$533	$—	$55,326	$43,621
Florida	1,055	1,055	—	—	1,055	1,055
Mid-South	84,048	66,057	3,216	—	84,048	69,273
North Carolina	11,931	10,316	110	—	11,931	10,426
Ohio/Rhode Island	9,157	5,222	268	—	9,157	5,490
Advert. Serv. & Other	6,614	3,847	375	—	6,614	4,222

Total	$168,131	$129,585	$4,502	$—	$168,131	$134,087

Indefinite-lived intangible assets:
Goodwill:
Virginia/Tennessee	$96,725			$26,617	$70,108
Florida	43,123			—	43,123
Mid-South	118,153			—	118,153
North Carolina	20,896			—	20,896
Ohio/Rhode Island	61,408			—	61,408
Advert. Serv. & Other	14,712			—	14,712

Total goodwill	355,017			26,617	328,400
FCC licenses
Virginia/Tennessee	20,000			—	20,000
Mid-South	93,694			—	93,694
North Carolina	24,000			—	24,000
Ohio/Rhode Island	36,004			—	36,004

Total FCC licenses	173,698			—	173,698
Other	2,172			—	2,172

Total	$530,887			$26,617	$504,270

The fair value measurements determined for purposes of performing the Company’s impairment tests are considered to be Level 3 under the fair value hierarchy because they required significant unobservable inputs to be developed using estimates and assumptions determined by the Company and reflecting those that a market participant would use. As a result of the impairment analysis, approximately $35 million of the Company’s total goodwill is measured at fair value.

In September 2011, the FASB issued an Accounting Standards Update (“ASU”) which allows companies the option to first assess qualitative factors to determine if it is necessary to perform a two-step goodwill impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, however, early adoption is permitted. The Company early adopted the ASU subsequent to the end of the third quarter, and will apply the guidance when it conducts its annual impairment testing in the fourth quarter.

4. The Company recorded non-cash income tax benefit of $6.9 million and tax expense of $3.6 million in the third quarter and first nine months of 2011, compared to non-cash tax expense of $5.3 million and $14.9 million in the equivalent quarter and nine months of 2010. The Company’s tax provision for all periods had an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance at the beginning of each period. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, consistent with the prior year, tax expense recorded in the third quarter of 2011 included the accrual of non-cash tax expense of approximately $6.2 million ($18.6 million for the first nine months of 2011) of additional valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”). The “naked credit” expense was more than offset in the third quarter (and partially offset in the first nine months) by a $10.4 million tax benefit related to the impairment charge as well as a $2.7 million tax benefit ($4.7 million for the first nine months of 2011) related to the intraperiod tax allocation of items in Other Comprehensive Income. The Company expects the naked credit to result in approximately $6.2 million of non-cash income tax expense in the fourth quarter; other tax adjustments and intraperiod tax allocations that are difficult to forecast may also affect the remainder of 2011. A full discussion of the naked credit issue is contained in Note 2 of Item 8 of the Company’s Form 10-K for the year ended December 26, 2010.

5. In the first quarter of 2010, the Company established a new financing structure; the Company simultaneously amended and extended its bank term loan facility and issued senior notes. As a result, the Company immediately expensed previously deferred debt issuance costs of $1.8 million. The senior notes mature in 2017 and have a face value of $300 million, an interest rate of 11.75%, and were issued at a price equal to 97.69% of face value. The proceeds from the senior notes were used to pay down existing bank credit facilities. The bank term loan facility matures in March 2013 and bears an interest rate of LIBOR plus a margin ranging from 3.75% to 4.75% (4.5% at September 25, 2011), determined by the Company’s leverage ratio, as defined in the agreement. The agreements have two main financial covenants: a leverage ratio and a fixed charge coverage ratio which involve debt levels, interest expense as well as other fixed charges, and a rolling four-quarter calculation of EBITDA, all as defined in the agreements. The Company pledged its cash and assets as well as the stock of its subsidiaries as collateral; the Company’s subsidiaries also guaranteed the debt of the parent company. Additionally, there are restrictions on the Company’s ability to pay dividends (none are allowed in 2011), make capital expenditures above certain levels, repurchase its stock, and engage in certain other transactions such as making investments or entering into capital leases above certain levels. The bank term loan facility contains an annual requirement to use excess cash flow (as defined within the agreement) to repay debt. Other factors, such as the sale of assets, may also result in a mandatory prepayment of a portion of the bank term loan. The Company was in compliance with all covenants and expects that the covenants will continue to be met. The Company is currently evaluating its options for refinancing, amending and/or extending the $363 million of bank debt due March 2013.

The following table includes information about the carrying values and estimated fair values of the Company’s financial instruments at September 25, 2011 and December 26, 2010:

	September 25, 2011		December 26, 2010
(In thousands)	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Assets
Investments
Trading	$195	$195	$249	$249

Liabilities
Interest rate swaps	—	—	6,891	6,891
Long-term debt:
Bank term loan	363,126	305,490	369,412	365,980
11.75% senior notes	294,672	265,032	293,929	320,608
Revolving credit facility ($58 million available at 9/25/11)	7,500	6,310	—	—

Trading securities held by the Supplemental 401(k) plan are carried at fair value and are determined by reference to quoted market prices. The fair value of the bank term loan and revolving credit facility debt in the chart above was estimated using discounted cash flow analyses and an estimate of the Company’s bank borrowing rate (by reference to publicly traded debt rates as of September 25, 2011) for similar types of borrowings. As of September 25, 2011, the fair value of the 11.75% Senior Notes was valued at the most recent trade prior to the end of the quarter which approximates fair value. Under the fair value hierarchy, the Company’s trading securities fall under Level 1 (quoted prices in active markets), and its long term debt falls under Level 2 (other observable inputs).

In the third quarter of 2006, the Company entered into several interest rate swaps as part of an overall strategy to manage interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR. These interest rate swaps were cash flow hedges with original notional amounts totaling $300 million; swaps with notional amounts of $100 million matured in August of 2009 and swaps with notional amounts of $200 million matured in August 2011. As of December 26, 2010, the interest rate swaps were carried at fair value (in the line item “accrued expenses and other liabilities” on the Consolidated Condensed Balance Sheets) based on the present value of the estimated cash flows the Company would have received or paid to terminate the swaps; the Company applied a discount rate that was predicated on quoted LIBOR prices and current market spreads for unsecured borrowings. In the first nine months of 2011 and 2010, $7.3 million and $8.0 million, respectively, were reclassified from Other Comprehensive Income (OCI) into interest expense on the Consolidated Condensed Statement of Operations as the effective portion of the interest rate swaps. The pretax charge deferred in OCI for the first nine months of 2011 and 2010 was $6.9 million and $5.0 million, respectively.

6. The Company is a diversified communications company located primarily in the southeastern United States. The Company is comprised of five geographic market segments (Virginia/Tennessee, Florida, Mid-South, North Carolina and Ohio/Rhode Island) along with a sixth segment that includes interactive advertising services and certain other operations.

Revenues for the geographic markets include revenues from 18 network-affiliated television stations, three metropolitan newspapers, and 20 community newspapers, all of which have associated websites. Additionally, more than 200 specialty publications that include weekly newspapers and niche publications (and the associated websites) are included in revenues for the geographic markets. Revenues for the sixth segment, Advertising Services & Other, are generated by three interactive advertising services companies and certain other operations including a broadcast equipment and studio design company.

Management measures segment performance based on profit or loss from operations before interest, income taxes, and acquisition-related amortization. Impairment charges and amortization of acquired intangibles are not allocated to individual segments although the intangible assets themselves are included in identifiable assets for each segment. Intercompany sales are primarily accounted for as if the sales were at current market prices and are eliminated in the consolidated financial statements. Certain promotions in the Company’s newspapers and television stations on behalf of its online shopping portal are recognized based on incremental cost. The Company’s reportable segments are managed separately, largely based on geographic market considerations and a desire to provide services to customers regardless of media platform. In certain instances, operations have been aggregated based on similar economic characteristics.

The following table sets forth the Company’s current and prior-year financial performance by segment:

(In thousands)	Revenues	Depreciation and Amortization	Operating Profit (Loss)
Three Months Ended September 25, 2011
Virginia/Tennessee	$42,812	$(3,154)	$6,082
Florida	30,504	(1,593)	(1,720)
Mid-South	39,030	(3,001)	6,599
North Carolina	17,664	(1,382)	993
Ohio/Rhode Island	12,832	(717)	3,502
Advertising Services & Other	3,207	(207)	(1,110)
Eliminations	(1,305)	—	—

			14,346

Unallocated amounts:
Acquisition intangibles amortization	—	(1,488)	(1,488)
Corporate expense	—	(1,393)	(7,128)

	$144,744	$(12,935)

Corporate interest expense			(16,022)
Goodwill impairment			(26,617)
Other			204

Consolidated loss before income taxes			$(36,705)

Three Months Ended September 26, 2010
Virginia/Tennessee	$46,105	$(3,285)	$7,399
Florida	38,958	(1,718)	2,052
Mid-South	39,065	(2,875)	7,030
North Carolina	18,174	(1,478)	(51)
Ohio/Rhode Island	14,688	(809)	4,426
Advertising Services & Other	6,757	(185)	483
Eliminations	(534)	—	(6)

			21,333

Unallocated amounts:
Acquisition intangibles amortization	—	(1,518)	(1,518)
Corporate expense	—	(1,336)	(7,888)

	$163,213	$(13,204)

Corporate interest expense			(17,007)
Other			(289)

Consolidated loss before income taxes			$(5,369)

(In thousands)	Revenues	Depreciation and Amortization	Operating Profit (Loss)
Nine Months Ended September 25, 2011
Virginia/Tennessee	$130,309	$(9,485)	$16,058
Florida	97,693	(4,795)	(7,066)
Mid-South	118,334	(8,942)	19,208
North Carolina	54,267	(4,190)	1,817
Ohio/Rhode Island	39,260	(2,242)	9,385
Advertising Services & Other	12,384	(693)	(2,456)
Eliminations	(3,774)	—	—

			36,946

Unallocated amounts:
Acquisition intangibles amortization	—	(4,502)	(4,502)
Corporate expense	—	(4,146)	(23,366)

	$448,473	$(38,995)

Corporate interest expense			(49,755)
Goodwill impairment			(26,617)
Other			(120)

Consolidated loss before income taxes			$(67,414)

Nine Months Ended September 26, 2010
Virginia/Tennessee	$140,903	$(9,862)	$25,491
Florida	114,424	(5,242)	4,823
Mid-South	117,127	(8,895)	21,269
North Carolina	56,195	(4,592)	2,597
Ohio/Rhode Island	42,129	(2,479)	11,388
Advertising Services & Other	19,035	(650)	2,808
Eliminations	(1,574)	—	(8)

			68,368

Unallocated amounts:
Acquisition intangibles amortization	—	(4,660)	(4,660)
Corporate expense	—	(4,222)	(23,600)

	$488,239	$(40,602)

Corporate interest expense			(53,904)
Other			(2,950)

Consolidated loss before income taxes			$(16,746)

7. The following table sets forth the computation of basic and diluted earnings per share from continuing operations. There were approximately 12,000 shares that were not included in the computation of diluted EPS for the first nine months of 2011, because to do so would have been anti-dilutive for the periods presented. Additionally, there were approximately 125,000 shares that were not included in the computation of diluted EPS for the third quarter and first nine months of 2010 because to do so would have been anti-dilutive.

(In thousands, except per share amounts)	Quarter Ended September 25, 2011	Quarter Ended September 26, 2010

Numerator for basic and diluted earnings per share:
Loss available to common stockholders	$(29,832)	$(10,657)

Denominator for basic and diluted earnings per share:
Weighted average shares outstanding	22,517	22,366

Loss per common share (basic and diluted)	$(1.32)	$(0.48)

(In thousands, except per share amounts)	Nine Months Ended September 25, 2011	Nine Months Ended September 26, 2010

Numerator for basic and diluted earnings per share:
Loss available to common stockholders	$(71,018)	$(31,686)

Denominator for basic and diluted earnings per share:
Weighted average shares outstanding	22,469	22,333

Loss per common share (basic and diluted)	$(3.16)	$(1.42)

8. The following table provides the components of net periodic employee benefits expense for the Company’s benefit plans for the third quarter and first nine months of 2011 and 2010:

	000000000	000000000	000000000	000000000
	Quarter Ended
	Pension Benefits		Other Benefits
(In thousands)	Sept. 25, 2011	Sept. 26, 2010	Sept. 25, 2011	Sept. 26, 2010
Service cost	$—	$10	$57	$50
Interest cost	5,606	5,727	477	580
Expected return on plan assets	(5,999)	(5,955)	—	—
Amortization of prior-service cost	—	—	430	430
Amortization of net loss/(gain)	949	668	(256)	(221)

Net periodic benefit cost	$556	$450	$708	$839

	0000000000	0000000000	0000000000	0000000000
	Nine Months Ended
	Pension Benefits		Other Benefits
(In thousands)	Sept. 25, 2011	Sept. 26, 2010	Sept. 25, 2011	Sept. 26, 2010
Service cost	$—	$29	$170	$151
Interest cost	16,819	17,182	1,432	1,740
Expected return on plan assets	(17,997)	(17,865)	—	—
Amortization of prior-service cost	—	—	1,291	1,290
Amortization of net loss/(gain)	2,846	2,003	(769)	(664)

Net periodic benefit cost	$1,668	$1,349	$2,124	$2,517

9. The Company’s comprehensive loss consisted of the following:

	Quarter Ended		Nine Months Ended
(In thousands)	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Net loss	$(29,832)	$(10,657)	$(71,018)	$(31,686)
Unrealized (loss) gain on derivative contracts (net of deferred taxes)	(830)	935	2,228	2,911
Change in pension and postretirement (net of deferred taxes)	—	—	—	3,114

Comprehensive loss	$(30,662)	$(9,722)	$(68,790)	$(25,661)

10. The Company accrues severance expense when payment of benefits is both probable and the amount is reasonably estimable. The Company records severance expense related to involuntary employee terminations in the “Employee compensation” line item on the Consolidated Condensed Statements of Operations. Targeted workforce reductions have been utilized in response to economic weakness and the Company’s continuing efforts to align its costs with available revenues. The Company recorded severance expense of $.7 million and $2.4 million in the third quarter and first nine months of 2011, as compared to $.7 million and $1.1 million in the third quarter and first nine months of 2010. Accrued severance costs are included in the “Accrued expenses and other liabilities” line item on the Consolidated Condensed Balance Sheet. The following table represents a summary of severance activity by segment (in thousands) for the nine months ended September 25, 2011:

(In thousands)	Virginia/ Tennessee	Florida	Mid- South	North Carolina	Ohio/ Rhode Island	Advertising Services & Other	Corporate	Consolidated
Accrued severance Dec. 26, 2010	$260	$—	$—	$56	$233	$356	$14	$919
Severance expense	742	892	30	363	78	228	78	2,411
Severance payments	(1,002)	(892)	(30)	(419)	(311)	(584)	(92)	(3,330)

Accrued severance September 25, 2011	$—	$—	$—	$—	$—	$—	$—	$—

11. The following table shows the Company’s Statement of Stockholders’ Equity as of September 25, 2011:

	Class A	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
(In thousands, except shares)	Shares	Class A	Class B	Capital	Income (Loss)	Earnings	Total
Balance at December 26, 2010	22,493,878	$112,469	$2,743	$26,381	$(126,799)	$149,128	$163,922
Net loss		—	—	—	—	(71,018)	(71,018)
Unrealized gain on derivative contracts (net of deferred taxes of $4,663)		—	—	—	2,228	—	2,228

Comprehensive loss							(68,790)
Exercise of stock options	14,466	72	—	(41)	—	—	31
Performance accelerated restricted stock	(22,374)	(112)	—	(6)	—	—	(118)
Issuance of stock to director upon retirement	109,602	548	—	94	—	—	642
Stock-based compensation		—	—	1,617	—	—	1,617
Other	820	5	—	(60)	—	55	—

Balance at September 25, 2011	22,596,392	$112,982	$2,743	$27,985	$(124,571)	$78,165	$97,304

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

Media General, Inc.

Condensed Consolidating Balance Sheet

As of September 25, 2011

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,372	$1,727	$—	$—	$10,099
Accounts receivable - net	—	83,321	—	—	83,321
Inventories	1	7,288	—	—	7,289
Other	4,657	21,326	—	—	25,983

Total current assets	13,030	113,662	—	—	126,692

Investment in and advances to subsidiaries	230,664	1,986,935	—	(2,217,599)	—
Intercompany note receivable	690,007	—	—	(690,007)	—
Other assets	21,170	15,192	195	—	36,557
Property, plant and equipment - net	26,194	354,791	—	—	380,985
FCC licenses and other intangibles - net	—	209,914	—	—	209,914
Excess of cost over fair value of net identifiable assets of acquired businesses	—	328,400	—	—	328,400

TOTAL ASSETS	$981,065	$3,008,894	$195	$(2,907,606)	$1,082,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,196	$15,657	$—	$(6)	$23,847
Accrued expenses and other liabilities	25,297	42,881	—	—	68,178

Total current liabilities	33,493	58,538	—	(6)	92,025

Long-term debt	665,438	17	—	—	665,455
Intercompany loan	—	690,007	—	(690,007)	—
Retirement, post-retirement and post-employment plans	162,362	—	—	—	162,362
Deferred income taxes	—	40,518	—	—	40,518
Other liabilities and deferred credits	20,163	4,287	434	—	24,884

Stockholders’ equity:
Common stock	115,725	4,872	—	(4,872)	115,725
Additional paid-in capital	30,290	2,434,816	(1,965)	(2,435,156)	27,985
Accumulated other comprehensive loss	(124,571)	—	—	—	(124,571)
Retained earnings	78,165	(224,162)	1,726	222,436	78,165

Total stockholders’ equity	99,609	2,215,526	(239)	(2,217,592)	97,304

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$981,065	$3,008,893	$195	$(2,907,605)	$1,082,548

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

Stockholders’ equity:
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

Media General, Inc.

Condensed Consolidating Statements of Operations

Three Months Ended September 25, 2011

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Revenues	$5,879	$146,048	$—	$(7,183)	$144,744

Operating costs:
Employee compensation	6,324	59,980	(256)	—	66,048
Production	—	35,747	—	(1,203)	34,544
Selling, general and administrative	363	31,132	—	(5,980)	25,515
Depreciation and amortization	711	12,224	—	—	12,935
Goodwill impairment	—	26,617	—	—	26,617

Total operating costs	7,398	165,700	(256)	(7,183)	165,659

Operating income (loss)	(1,519)	(19,652)	256	—	(20,915)

Other income (expense):
Interest expense	(16,022)	(13)	—	—	(16,035)
Intercompany interest income (expense)	17,405	(17,405)	—	—	—
Investment income (loss) - consolidated affiliates	(32,691)	—	—	32,691	—
Other, net	287	(42)	—	—	245

Total other income (expense)	(31,021)	(17,460)	—	32,691	(15,790)

Income (loss) before income taxes	(32,540)	(37,112)	256	32,691	(36,705)

Income tax expense (benefit)	(2,708)	(4,165)	—	—	(6,873)

Net income (loss)	(29,832)	(32,947)	256	32,691	(29,832)

Other comprehensive income (net of tax)	(830)	—	—	—	(830)

Comprehensive income (loss)	$(30,662)	$(32,947)	$256	$32,691	$(30,662)

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

Media General, Inc.

Condensed Consolidating Statements of Operations

Nine Months Ended September 25, 2011

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Revenues	$23,098	$452,186	$—	$(26,811)	$448,473

Operating costs:
Employee compensation	21,289	194,293	(435)	—	215,147
Production	—	110,151	—	(3,441)	106,710
Selling, general and administrative	1,326	101,433	—	(23,370)	79,389
Depreciation and amortization	1,990	37,005	—	—	38,995
Goodwill impairment	—	26,617	—	—	26,617

Total operating costs	24,605	469,499	(435)	(26,811)	466,858

Operating income (loss)	(1,507)	(17,313)	435	—	(18,385)

Other income (expense):
Interest expense	(49,755)	(36)	—	—	(49,791)
Intercompany interest income (expense)	51,769	(51,769)	—	—	—
Investment income (loss) - consolidated affiliates	(76,944)	—	—	76,944	—
Other, net	756	6	—	—	762

Total other income (expense)	(74,174)	(51,799)	—	76,944	(49,029)

Income (loss) before income taxes	(75,681)	(69,112)	435	76,944	(67,414)

Income tax (benefit) expense	(4,663)	8,267	—	—	3,604

Net income (loss)	(71,018)	(77,379)	435	76,944	(71,018)

Other comprehensive income (net of tax)	2,228	—	—	—	2,228

Comprehensive income (loss)	$(68,790)	$(77,379)	$435	$76,944	$(68,790)

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

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 25, 2011

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Cash flows from operating activities:
Net cash (used) provided by operating activities	$(5,342)	$(2,370)	$59	$—	$(7,653)

Cash flows from investing activities:
Capital expenditures	(1,735)	(13,946)	—	—	(15,681)
Net change in intercompany note receivable	(16,742)	—	—	16,742	—
Other, net	74	334	—	—	408

Net cash (used) provided by investing activities	(18,403)	(13,612)	—	16,742	(15,273)

Cash flows from financing activities:
Increase in bank debt	88,500	—	—	—	88,500
Repayment of bank debt	(87,286)	—	—	—	(87,286)
Net change in intercompany loan	—	16,742	—	(16,742)	—
Other, net	10	—	(59)	—	(49)

Net cash provided (used) by financing activities	1,224	16,742	(59)	(16,742)	1,165

Net (decrease) increase in cash and cash equivalents	(22,521)	760	—	—	(21,761)
Cash and cash equivalents at beginning of year	30,893	967	—	—	31,860

Cash and cash equivalents at end of period	$8,372	$1,727	$—	$—	$10,099

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 26, 2010

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Cash flows from operating activities:
Net cash (used) provided by operating activities	$(26,146)	81,073	$(48)	$—	$54,879

Cash flows from investing activities:
Capital expenditures	(3,151)	(12,453)	—	—	(15,604)
Net change in intercompany note receivable	69,202	—	—	(69,202)	—
Other, net	51	548	—	—	599

Net cash provided (used) by investing activities	66,102	(11,905)	—	(69,202)	(15,005)

Cash flows from financing activities:
Proceeds from issuance of senior notes	293,070	—	—	—	293,070
Increase in bank debt	134,156	—	—	—	134,156
Repayment of debt	(466,625)	(21)	—	—	(466,646)
Debt issuance costs	(12,078)	—	—	—	(12,078)
Net change in intercompany loan	—	(69,202)	—	69,202	—
Other, net	203	(2)	48	—	249

Net cash (used) provided by financing activities	(51,274)	(69,225)	48	69,202	(51,249)

Net decrease in cash and cash equivalents	(11,318)	(57)	—	—	(11,375)
Cash and cash equivalents at beginning of year	31,691	1,541	—	—	33,232

Cash and cash equivalents at end of period	$20,373	$1,484	$—	$—	$21,857

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

The Company recorded a net loss of $30 million ($1.32 per share) and $71 million ($3.16 per share) in the third quarter and first nine months of 2011, respectively. These results included a non-cash goodwill impairment charge. The weakening economic recovery combined with the market’s perception of the value of media company stocks led the Company to perform a third-quarter goodwill impairment test. That test resulted in a pretax $26.6 million non-cash goodwill impairment charge related to certain print properties in the Virginia/Tennessee Market. For a complete discussion of the impairment charge, see the Impairment section in this MD&A and Note 3 of this Form 10-Q.

Excluding the impairment charge, the Company’s net loss was $14 million and $55 million in the third quarter and first nine months of 2011, respectively, compared to a net loss of $11 million and $32 million in the equivalent 2010 periods. Segment operating profits fell 33% in the third quarter and 46% in the first nine months of 2011 from the similar prior-year periods. The driving factor behind the reduction in year-over-year performance was an 11% and 8.1% decline in revenues in the third quarter and first nine months from the equivalent 2010 periods. As the economic recovery has faltered this year, weakness in Print advertising has continued. Additionally, significantly reduced Political advertising in this odd-numbered year has contributed to the revenue shortfall. In a concerted effort to mitigate the revenue weakness, discretionary spending was reduced and is being held to a minimum as evidenced by an 8.4% quarter-over-quarter decrease in operating costs (excluding impairment) in the third quarter of 2011. Additionally, aggressive expense management led to a 2.6% decrease in operating costs (excluding impairment) in the first nine months of 2011 over the equivalent prior-year period despite a $1.3 million year-over-year increase in severance expense. Interest expense was down 5.8% in the third quarter and 7.7% in the first nine months of 2011; in the quarter, the decrease was the result of lower average interest rates which benefitted from the maturation of the Company’s remaining interest rate swaps in August 2011. Lower year-over-year interest expense was more than fully attributable to the absence of $5.5 million of 2010 expense (due to debt issuance costs that were expensed immediately upon entering into the new financing structure in February 2010). Income taxes decreased from a $5.3 million tax expense in the third quarter of 2010 to a $6.9 million tax benefit in the current quarter and decreased $11.3 million in the year to date from the equivalent prior-year period, due primarily to tax benefits associated with the impairment charge. Other factors that influenced income taxes, most notably a non-cash “naked credit,” are described in the Income Taxes section of this MD&A and Note 4 of this Form 10-Q.

SEGMENT RESULTS

Revenues

Revenues are grouped primarily into five major categories: Local, National, Political, Classified, and Subscription/Content/Circulation (which includes newspaper circulation, broadcast retransmission revenues, and interactive subscription and content revenues). The following chart summarizes the total consolidated period-over-period changes in these select revenue categories:

Change in Market Revenue by Major Category

2011 versus 2010

	Third Quarter Change		Year-to-date Change
(In thousands)	Amount	Percent	Amount	Percent
Local	$(1,071)	(1.4)	$(1,824)	(0.8)
National	(3,634)	(12.7)	(9,524)	(10.9)
Political	(8,330)	(86.3)	(15,593)	(88.1)
Classified	(4,091)	(19.9)	(11,497)	(18.0)
Subs/Content/Circulation	(330)	(1.6)	(1,031)	(1.6)

As illustrated in the chart above, revenues were down across all major categories. Contributing to the reduced revenues was a general weakness in advertising at the Company’s Print operations and the current-year absence of several items, including: more than $7 million in first-quarter 2010 Olympic revenues, nearly $1 million in prior-year first-quarter Super Bowl revenues (which aired on FOX this year), and approximately $2.2 million of 2010 BP image advertising related to the Gulf oil spill (of which approximately $1.2 million occurred in the third quarter of 2010). As anticipated in this off-election year, Political advertising was down significantly. Classified continued to struggle in most locations and had a greater impact in those markets with a heavier mix of newspapers. National advertising revenues reflected the absence of last year’s BP advertising as well as advertiser uncertainty in reaction to a weak national economy. Declines in Local advertising were somewhat softened by offering incentive-based trips to advertisers who made volume commitments. While not yet a major revenue category, the Company’s Printing and Distribution operations have continued to expand and are becoming an increasingly important contributor to overall revenues as evidenced by year-over-year increases of over 30% in the third quarter (to $4.4 million) and the first nine months of 2011 (to $12.9 million).

Revenues in the Virginia/Tennessee Market fell approximately 7% in both the third quarter and first nine months of 2011 as compared to the prior year. Advertising dollars were down across all categories with the exception of third-quarter Local advertising. Classified advertising was down 26% in the third quarter and 22% in the year to date and was the largest contributor to the Market’s year-over-year revenue declines as legal advertising rates and real estate advertising volumes dropped significantly. National advertising fell 8.3% and 12% in the third quarter and first nine months of 2011 from the equivalent periods last year. Local advertising was up modestly in the quarter due primarily to the success of offering incentive-based trips; the year-over-year Local advertising decline was less than 2%. Revenues from third-party Printing and Distribution grew 26% (up $.4 million) and 19% (up $.9 million) in the third quarter and first nine months of the year.

Revenues in the Florida Market decreased 22% and 15% in the third quarter and first nine months of 2011 compared to the same prior-year periods. The continued soft housing market and high unemployment in the Tampa Bay area remained factors in the Market’s overall revenue performance. Other than third-quarter Political advertising, National advertising suffered the largest decline (down 31% and 28% in the quarter and year to date, respectively) as the absence of revenues from both the 2010 Winter Olympics and BP image advertising had a considerable impact. Local advertising (down 9.1% and 5.4% in the quarter and year to date, respectively) was also impacted by the lack of 2010 Olympic revenues and decreased advertising in the department store, electronics and entertainment categories. Classified advertising (down 15% and 16% in the quarter and first nine months of the year, respectively) dropped most significantly in the recruitment and automotive categories.

Despite significantly lower Political advertising, revenues in the Mid-South Market were essentially flat in the third quarter of 2011 and, running counter to trend, increased 1% in the first nine months of 2011. Displacement of Political advertising in 2011 freed up additional advertising inventory and allowed for solid gains in Local advertising (up 2.1% in the quarter and 4.1% in the year to date) and National advertising (up 3.1% and 7.3% in the quarter and year to date, respectively). Partially mitigating the significant decline in Political advertising and the moderate decrease in Classified advertising, was an approximate 65% increase in Printing and Distribution revenues in both periods (up $.3 million in the quarter and $.8 million in the year to date), as well as a 3.8% and 6.3% rise in Subscription/Content/Circulation revenues in the third quarter and first nine months of 2011, respectively.

Revenues in the North Carolina Market declined approximately 3% in both the third quarter and first nine months of 2011 from the comparative prior-year periods. Advertising revenues were down across all categories. Classified advertising struggled (down 11% and 16% in the quarter and year to date, respectively) due to lower legal and real estate advertising. National advertising posted declines of 10% in the third quarter and 13% in the first nine months of the year as compared to equivalent 2010 periods; the absence of 2010 Olympic spending contributed to the weak year-over-year National results. Conversely, Printing and Distribution revenues more than doubled in the third quarter (up $.3 million) and first nine months of 2011 (up $1 million) with the addition of USA TODAY as a third-party customer towards the end of 2010.

Revenues in the Ohio/Rhode Island Market decreased approximately 13% and 7% in the third quarter and first nine months of 2011. This is the Company’s only geographic market which does not include any newspapers and is therefore less influenced by Classified advertising, but more affected by the ebb and flow of Political and Olympic revenues in corresponding odd and even-numbered years. Both of this Market’s television stations are NBC affiliates and, consequently, reaped the full benefit of 2010 Winter Olympics advertising. Increased Local advertising was unable to offset the lack of Olympic revenues and significantly diminished Political revenues in the current year. Local advertising revenues improved (up 1.7% and 1.4% in the quarter and year to date, respectively) due to increased spending in the retail category combined with the success of new local business development. National advertising reflected the weakened economy (down 11% and 10% in the quarter and year to date, respectively) and was hit particularly hard in the corporate and financial categories.

Operating Expenses

Excluding impairment, total operating costs dropped 8.4% and 2.6% in the third quarter and year to date periods of 2011. The Company manages its expenses, in part, based on the revenue opportunities in each market. Over the past few years in particular, the Company has reacted to the challenging advertising environment by aggressively reducing costs across all markets and modifying its operations to achieve greater efficiencies. Several factors have exacerbated the slow pace of economic recovery including a lack of clarity in the global financial markets and a prevailing uncertainty regarding the federal government’s domestic plan of action. The resultant soft advertising market prompted the Company to reduce discretionary spending and to implement both targeted reductions in force and a furlough program (which mandates most employees take 15 unpaid days during the second half of 2011). Workforce reductions were necessary to align expenses with the prevailing economic conditions and resulted in pretax severance costs of $.7 million and $2.4 million in the third quarter and first nine months of 2011, respectively. Severance costs were essentially flat in third-quarter, year-over-year comparisons, but were up $1.3 million in the year to date from the first nine months of 2010. After several years of virtually freezing all merit increases as well as suspending the Company’s 401(k) match, the Company reinstated modest merit increases and a 401(k) match of up to 2% of the employee’s salary effective with 2011’s first quarter. Despite these increased costs, employee compensation was down 11% and 3.3% in the third quarter and first nine months of 2011 due to lower employee counts, furlough savings and decreased stock-based compensation expense. Newsprint costs were up approximately 20% in both the third quarter and first nine months of 2011 from the equivalent prior-year periods due to a 21% increase in average cost per ton in both of those respective periods. Lower depreciation costs (due primarily to lower capital expenditures in recent years) provided additional savings in the quarter and year to date periods.

Operating expenses in the Virginia/Tennessee Market decreased 5.1% and 1% in the third quarter and first nine months of 2011 due primarily to lower employee compensation expense as a result of decreased employee counts, lower benefit costs and savings associated with furloughs (despite an approximate $480 thousand and $670 thousand increase in severance costs in the quarter and year to date, respectively). Modest decreases in depreciation and amortization (due to lower capital expenditures) and bad debt expense (attributable to favorable collections experience) in both periods also contributed to the year-over-year operating expense reduction in the Market. Higher newsprint costs (up 19% and 22% in the quarter and year to date, respectively) were moderated by the above-mentioned savings.

Operating expenses in the Florida Market were down 13% and 4.4% in the third quarter and first nine months of the year from the equivalent periods of 2010. The primary catalyst was lower employee compensation costs due to reduced employee counts, furlough savings and lower benefit costs in both the third quarter and first nine months of 2011 (despite an approximate $100 thousand and $750 thousand increase in severance costs in the quarter and year to date, respectively). Savings from reduced departmental spending were achieved in numerous areas, but most significantly in production costs and license fees. Increased newsprint costs (up 19% and 21% in the third quarter and first nine months of 2011, respectively) were more than offset by lower employee compensation costs, reduced departmental spending and diminished depreciation and amortization costs.

Operating expenses in the Mid-South Market rose 1.2% and 3.4% in the third quarter and first nine months of 2011 from the same periods in 2010. The impact of the furlough program (implemented in the third quarter) resulted in lower employee compensation expense during the quarter, but was unable to offset the cumulative effect of nine months of higher commissions in the year to date period related to increased non-political revenues. Costs related to sales incentives were up due primarily to the Market’s strong performance in garnering Local advertising revenues. This market has a heavier mix of broadcast stations than newspapers and therefore, while newsprint costs were up, they were less significant to the overall cost increase than in most other markets.

Operating expenses in the North Carolina Market decreased 8.5% and 2.1% in the third quarter and first nine months of 2011 as compared to 2010’s similar periods as a result of lower employee compensation costs due to workforce reductions, furlough savings and lower benefit costs. As was the case in most of the markets, a drop in depreciation and amortization expense (down 6.5% and 8.7% in the quarter and year to date) aided the Market’s overall results. Also following trend, a rise in newsprint costs (approximately 11% in both periods) was more than offset by lower employee compensation costs and depreciation and amortization expense.

Operating expenses in the Ohio/Rhode Island Market were down 9.1% and 2.8% in the third quarter and year to date. Much like the Mid-South Market, employee compensation costs fell in the third quarter, but increased in the first nine months of 2011. Lower departmental expense in both periods was achieved through careful management of discretionary spending and reduced costs associated with programming, content and news. Savings in depreciation and amortization also contributed to the Market’s expense savings.

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

Revenues in ASO decreased 53% and 35% in the third quarter and first nine months of 2011 from the comparative periods of 2010. The Market’s revenue decline was due in large part to a $1.8 million (94%) and

$5 million (71%) reduction in revenues in the third quarter and first nine months of 2011, respectively, at DealTaker.com that was driven by a significant change in the way Internet search results are delivered by Google that affected many e-commerce businesses. Also contributing to the Market’s decreased revenues was a $.7 million (51%) and $1.5 million (36%) decline in revenues in the quarter and year to date at Blockdot due to business softness. Production Services’ revenues were down $1.1 million (34%) and $.4 million (6.1%) in the three and nine-month periods due to lower broadcast equipment sales and installations. NetInformer displayed modest revenue improvement in the third quarter and posted a $.3 million (55%) increase in the first nine months of the year.

ASO operating expenses were down 31% and 8.6% in the third quarter and first nine months of 2011 primarily due to lower cost of goods sold which were in line with the previously mentioned decreased volume of work at Production Services and targeted expense reductions at DealTaker.com and Blockdot.

Operating Profit (Loss)

The following chart shows the change in operating profit by market; the period-over-period movement in market operating profit was driven by the underlying fluctuations in revenue and expense as detailed in the previous discussion.

Change in Market Operating Profits

2011 versus 2010

	Third Quarter Change		Year-to-date Change
(In thousands)	Amount	Percent	Amount	Percent
Virginia/Tennessee	$(1,317)	(17.8)	$(9,433)	(37.0)
Florida	(3,772)	NM	(11,889)	NM
Mid-South	(431)	(6.1)	(2,061)	(9.7)
North Carolinas	1,044	NM	(780)	(30.0)
Ohio/Rhode Island	(924)	(20.9)	(2,003)	(17.6)
Adv. Services & Other	(1,593)	NM	(5,264)	NM

Total	$(6,993)	(32.8)	$(31,430)	(46.0)

“NM” is not meaningful

With the exception of North Carolina’s third-quarter results, all markets fell short of achieving their 2010 operating profit performance in both the quarter and first nine months of 2011. The North Carolina Market was successful at outpacing lower revenues with reduced operating costs in the third quarter. Lower revenues (due to 2011 being an odd-numbered year and to a soft advertising market, particularly at the Company’s Print operations) drove the year-over-year declines for most markets. The exception to this trend was the Mid-South Market which produced revenue growth of 1% in the first nine months of 2011 on the strength of Local and National advertising. Excluding the Mid-South Market, all other markets successfully reduced operating costs.

INTEREST EXPENSE

Interest expense was down 5.8% in the third quarter from the prior year’s equivalent quarter. A $4 million increase in average debt outstanding was more than offset by a decrease in the average interest rate (down approximately 65 basis points) due, in part, to the maturation of the Company’s remaining interest rate swaps in August 2011. Interest expense decreased $4.1 million (7.7%) in the first nine months of 2011 from the equivalent year-ago period. The prior-year included $5.5 million in debt issuance costs that were immediately expensed when the Company entered into its new financing structure in February 2010. Absent this write-off, interest expense would have increased in 2011 due to a one-half percentage point rise in the average interest rate in the first nine months of 2011 from the prior-year rate, slightly offset by the effect of a $16 million reduction in average debt outstanding.

In the third quarter of 2006, the Company entered into three interest rate swaps (where it paid a fixed rate and received a floating rate) to manage interest cost and cash flows associated with variable interest rates, primarily short-term changes in LIBOR, not to trade such instruments for profit or loss. The interest rate swaps were carried at fair value based on a discounted cash flow analysis (predicated on quoted LIBOR prices) of the estimated amounts the Company would have received or paid to terminate the swaps. These interest rate swaps were cash flow hedges with notional amounts originally totaling $300 million; swaps with notional amounts of $100 million matured in 2009, and the remaining $200 million matured in August of 2011.

IMPAIRMENT

The effects of the weakening economic recovery on certain of the Company’s segments, combined with the market’s perception of the value of media company stocks, including Media General, led the Company to perform a third-quarter 2011 goodwill impairment test. The test resulted in a pretax, non-cash goodwill impairment charge of $26.6 million related to certain print properties in the Virginia/Tennessee Market. The impairment charge is discussed more fully in Note 3.

As a result of the third-quarter 2011 impairment test, there was a partial write-off of goodwill at one reporting unit within the Virginia/Tennessee Market which reduced its carrying value by a substantial margin in relation to its fair value. The Company tested five other reporting units for impairment during the third quarter of 2011, including one reporting unit in the Virginia/Tennessee Market, one each in the North Carolina and Mid-South Markets, and the Company’s Blockdot and DealTaker.com operations. While each of these reporting units passed the impairment test, one reporting unit in the Virginia/Tennessee Market and one reporting unit in the Mid-South Market, with $35 million and $22 million of goodwill, respectively, had fair values that exceeded their respective carrying values by less than 5%.

The Company reviews the carrying values of its reporting units utilizing discounted cash flow models and market-based models. The preparation of discounted cash flow models requires significant management judgment with respect to revenue growth, compensation levels, newsprint prices, capital expenditures, discount rates and market trading multiples for broadcast and newspaper assets. The preparation of market-based models requires the collection of estimated peer company data as to revenues and EBITDA, an analysis of recent transactions involving similar assets, as well as an assessment of enterprise values by looking at stock prices and debt levels. These key assumptions for both the discounted cash flow and market-based models work in concert with one another. Changes to one variable may necessitate changes to other variables. Since the estimated fair values that arise in both the discounted cash flow and market-based models are subject to change based on the Company’s performance and stock price, peer company performance and stock prices, overall market conditions, and the state of the credit markets, future goodwill impairment charges are possible.

INCOME TAXES

The Company recorded non-cash income tax benefit of $6.9 million and tax expense of $3.6 million in the third quarter and first nine months of 2011, compared to non-cash tax expense of $5.3 million and $14.9 million in the equivalent quarter and nine months of 2010. The Company’s tax provision for all periods had an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance at the beginning of each period. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, consistent with the prior year, tax expense recorded in the third quarter of 2011 included the accrual of non-cash tax expense of approximately $6.2 million ($18.6 million for the first nine months of 2011) of additional valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”). The “naked credit” expense was more than offset in the third quarter (and partially offset in the first nine months) by a $10.4 million tax benefit related to the impairment charge as well as a $2.7 million tax benefit ($4.7 million for the first nine months of 2011) related to the intraperiod tax allocation of items in Other Comprehensive Income. The Company expects the naked credit to result in approximately $6.2 million of non-cash income tax expense in the fourth quarter; other tax adjustments and intraperiod tax allocations that are difficult to forecast may also affect the remainder of 2011. The Company does not expect to pay cash income taxes for the next few years.

LIQUIDITY

Net cash used by operating activities in the first nine months of 2011 was $7.7 million compared to $55 million provided by operations in the year-ago period. Cash collected from year-end accounts receivable, the drawdown of cash and cash equivalents and a $1.2 million increase in bank debt, allowed the Company to make interest payments of $57 million, make capital expenditures of $15.7 million, and make retirement plan contributions of $8.7 million.

As of September 25, 2011, the Company had in place with its syndicate of banks a $363 million term loan that was fully drawn and a revolving credit facility with availability of $58 million and a $7 million outstanding balance. Also outstanding were 11.75% Senior Notes with a par value of $300 million that were sold at a discount and carried on the balance sheet at quarter end at $295 million. The bank credit facilities mature in March 2013 and bear an interest rate of LIBOR plus a margin (4.5% at the close of the third quarter) based on the Company’s leverage ratio, as defined in the agreement. The agreements have two main financial covenants; a leverage ratio and a fixed charge coverage ratio. The leverage ratio is calculated as the ratio of total indebtedness (including long-term debt, short-term capitalized leases, guarantees and letters of credit) to earnings before interest, taxes, depreciation and amortization (“EBITDA”) (rolling four quarters of EBITDA adjusted for severance and other shutdown charges, non-operating non-cash charges less gains and broadcast film rights’ amortization charges less cash payments). The fixed charge coverage ratio is calculated as the ratio of EBITDA (as defined for the leverage ratio) less capital expenditures to fixed charge expense (cash interest paid plus cash taxes paid).

The Company pledged its cash and assets as well as the stock of its subsidiaries as collateral; the Company’s subsidiaries also guarantee the debt of the parent company. Additionally, there are restrictions on the Company’s ability to pay dividends (none are allowed in 2011), make capital expenditures above certain levels, repurchase its stock, make pension plan contributions above the amount required to maintain 80% plan funding, and engage in certain other transactions such as making investments or entering into capital leases above certain preset levels. The Company was in compliance with all covenants as of September 25, 2011 and fully expects to remain in compliance in both the near and long-term, even though covenants will tighten, by taking the steps necessary to maintain EBITDA, constrain capital spending and minimize outstanding debt including selling assets, if necessary. The Company is currently evaluating its options for refinancing, amending and/or extending the $363 million of bank debt due March 2013. The Company expects the interest costs for this debt will increase but the extent will be dependent on the state of the credit markets and factors such as the Company’s financial performance, credit ratings, and the overall economic conditions within its markets.

OUTLOOK

In response to the challenges presented by the current economic conditions, the Company has responded proactively with further expense reductions. As the economic recovery has faltered, targeted reductions in force and the previously described furlough program should allow the Company to keep its operating expenses (excluding impairment) down approximately 3% for the full year of 2011 as compared to 2010. Despite 2011 being an off-election year, the Company’s Broadcast stations are expected to benefit from issue advertising and early presidential campaign spending in the latter part of the year. The Company remains optimistic about its Broadcast properties and digital offerings, but its Print properties are expected to experience the effects of lower revenues and higher newsprint costs during the remainder of 2011. The Company is responding to the ongoing changes in the packaging and delivery of news and information and is creating new revenue streams from multiple sources, including increased content revenues. The Company’s execution of this strategy is demonstrated by its success growing Local online revenues and in its relationships with both emerging and established online brands (such as Yahoo!, Zillow and Monster). Through these partnerships, diligent expense management and other market specific initiatives, the Company will be positioned well to capitalize on economic recovery as it develops, aided by the upcoming Political, Olympic and Super Bowl revenues in 2012.

The Company’s network affiliation agreements with NBC expire on December 31, 2011. NBC is negotiating the proxy agreement for retransmission consent for all NBC affiliates with the NBC affiliate board. The Company is also renegotiating retransmission agreements with cable providers as current contracts expire that will most likely result in increased retransmission revenues for the Company. While yet to be fully resolved, higher retransmission revenues are expected to be more than offset by increased expenses in the form of additional NBC network fees.

Non-GAAP Financial Metrics

The Company has presented the following non-GAAP financial metrics in Management’s Discussion and Analysis: net loss excluding impairment charge and operating costs excluding impairment charge. The Company believes these metrics are useful to shareholders and investors in understanding the Company’s financial results due to the outsized impact that impairment has on the Company’s consolidated statements of operations. The Company’s management does not use the non-GAAP measures presented in this filing for any purposes other than communicating the Company’s financial results to shareholders and investors. A reconciliation of these non-GAAP financial metrics to amounts on the consolidated statements of operations is included in the charts that follow:

	Third Quarter Ending		Nine months Ending
(in thousands, except percentages)	Sept. 25 2011	Sept. 26 2011	Sept. 25 2011	Sept. 26 2011

Operating costs	$165,659	$151,751	$466,858	$451,783
Impairment charge	(26,617)	—	(26,617)	—

Operating costs excluding impairment charge	$139,042	$151,751	$440,241	$451,783

Change in operating costs excluding impairment charge	8.4%		2.6%

Net loss	$(29,832)	$(10,657)	$(71,018)	$(31,686)
Impairment charge (net of taxes of $10,381)	16,236	—	16,236	—

Net loss excluding impairment charge	$(13,596)	$(10,657)	$(54,782)	$(31,686)

* * * * * * * *

Certain statements in this quarterly report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to expectations regarding interest expense, the economic recovery, the impact of cost-containment measures, reductions in force, income taxes, the Internet, debt compliance, the outcome of network-affiliation agreement renewals, general advertising levels and political and Olympic advertising levels. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “plans,” “may” and similar words, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

Some significant factors that could affect actual results include: interest rates, the effect of the economy on advertising demand, the availability and pricing of newsprint, changes in consumer preferences for programming, health care cost trends and regulations, changes in return on pension plan assets, a natural disaster, the level of political advertising, and regulatory rulings and laws (including income tax laws).

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Annual Report on Form 10-K for the year ended December 26, 2010, details our disclosures about market risk. As indicated in Items 1 and 2 and in Form 10-K, the Company’s interest rate swaps with a notional amount of $200 million matured, as anticipated, in the third quarter of 2011; therefore a larger portion of the Company’s borrowings were subject to variable interest rates as of September 25, 2011 than at December 26, 2010.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

(a)	Exhibits

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

101	The following financial information from the Media General, Inc. Quarterly Report on Form 10-Q for the quarter ended September 25, 2011, formatted in XBRL includes: (i) Consolidated Condensed Balance Sheets at September 25, 2011 and December 26, 2011, (ii) Consolidated Condensed Statements of Operations for the three and nine months ended September 25, 2011 and September 26, 2010, (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended September 25, 2011 and September 26, 2010, and (iv) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

DATE: November 4, 2011	/s/ Marshall N. Morton
Marshall N. Morton
President and Chief Executive Officer

DATE: November 4, 2011	/s/ James F. Woodward
James F. Woodward
Vice President - Finance and Chief Financial Officer