Form 10-K
period 2011-12-25
MEDIA GENERAL INC
filed 2012-03-22
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting stock held by nonaffiliates of the registrant, based upon the closing price of the Company’s Class A Common Stock as reported on the New York Stock Exchange, as of June 26, 2011, was approximately $89,259,000.

The number of shares of Class A Common Stock outstanding on February 26, 2012, was 22,792,473. The number of shares of Class B Common Stock outstanding on February 26, 2012, was 548,564.

The Company makes available on its website, www.mediageneral.com, its audited annual financial statements, annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as soon as reasonably practicable after being electronically filed with the Securities and Exchange Commission.

Part III incorporates information by reference from the proxy statement for the Annual Meeting of Stockholders to be held on April 26, 2012.

Index to Media General, Inc.

Annual Report on Form 10-K for the Year Ended December 25, 2011

Part I

Item 1.	Business

General

Media General, Inc. (the Company) is a leading provider of proprietary local news and information over multiple media platforms principally in leading small- and mid-size communities throughout the Southeastern United States. The Company owns 18 network-affiliated broadcast television stations and three metropolitan and 20 community newspapers. Each television station and newspaper has a full-service associated website. The Company’s television stations are mostly ranked number one or two in their respective markets, and its newspapers are the number one print brand in virtually all of their respective markets. The Company’s websites are fast growing and attract new audience and advertisers every year.

The Company was founded in 1850 as a newspaper company in Richmond, Virginia, and later diversified into broadcast television. The Company has grown through acquisition, mostly by purchasing high-quality, privately owned local media entities in the Southeast. The Company was incorporated in Virginia and became a public company in 1969. The Company has approximately 4,200 full-time equivalent employees.

The Company’s revenues are derived mostly from advertising that is placed with its leading local media platforms to connect its advertisers to the audiences they seek to reach. The Company’s business is seasonally the strongest in the holiday-intensive fourth and second quarters.

Increasingly, the Company’s online content is accessed by multiple mobile devices, and the Company distributes news and advertising content to mobile devices on demand. In addition, the Company has interactive advertising services that include interactive games used by advertisers for branding and promotion and a shopping and coupon website called DealTaker.com. The Company owns approximately 200 specialty publications targeted at specific communities of interest and most have an associated website.

The Company has engaged an investment banker to explore the potential sale of some or all of its newspaper operations. While there is no assurance that any transaction will occur, based on inquiries received and recent sales activity, the Company will examine whether this is the best way to maximize long-term shareholder value.

In 2009, the Company shifted its management structure from a product-based structure to a market-based structure. This change brought all platforms within a given market under the responsibility of a single leader. By eliminating platform bias in decision making, the Company is accelerating its digital strategy and increasing its speed to market with customer-focused solutions. This capability is critical at a time when technology and customer preferences are constantly and rapidly changing. The Company has transformed its sales force to focus on all of its platforms in a market, thereby providing a total media solution to advertisers. For financial information related to the Company’s segments, see Note 6 in Item 8 of this Form 10-K. Additional information related to each of the Company’s segments is included below.

Geographic Operations

The Company’s geographic operations as of December 25, 2011, included newspapers, television stations and websites in markets as shown on the following map:

Virginia/Tennessee

The Virginia/Tennessee Market consists of eight daily newspapers, two TV stations and each of their associated websites. For the year ended December 25, 2011, the Virginia/Tennessee Market generated $179 million in revenue and $29 million in operating profit, or 29% and 40% of total Company revenue and segment operating profit, respectively.

Daily Newspapers:

		(000s)*
Daily Newspapers (1)	Market	Daily	Sunday
Richmond Times-Dispatch	Richmond, VA	114	164
The News & Advance	Lynchburg, VA	27	34
Bristol Herald Courier	Bristol, VA	25	30
The Daily Progress	Charlottesville, VA	22	25
Danville Register & Bee	Danville, VA	15	18
News & Messenger	Prince William County, VA	13	12
Culpeper Star-Exponent	Culpeper, VA	6	6
The News Virginian	Waynesboro, VA	6	6

		228	295

*	All Circulation data represents average net paid circulation for the annual period ended December 2011.
(1)	Also included in this market are two newspapers (Eden News (Eden, NC) and The Reidsville Review (Reidsville, NC)) that publish three times a week.

Television Operations**:

Market	Market Rank	Station	Affiliation	Station Rank	Audience % Share	Expiration Date of Primary Network Agreement
Roanoke-Lynchburg, VA	66	WSLS	NBC	3	8%	6/30/2012
Tri-Cities, TN-VA	96	WJHL	CBS	2	12%	12/31/2014

**	Source: The Nielsen Company (November 2011)

Florida

The Florida Market consists of three daily newspapers, one TV station and each of their associated websites, including TBO.com (the leading website in Tampa). For the year ended December 25, 2011, the Florida Market generated $133 million in revenue, or 22% of total Company revenue, and a $7 million operating loss, which reduced overall segment operating profit by 9%.

Daily Newspapers:

		Circulation (000s)*
Daily Newspapers	Market	Daily	Sunday
The Tampa Tribune	Tampa, FL	137	256
Hernando Today	Brooksville, FL	2	3
Highlands Today	Sebring, FL	3	2

		142	261

*	All Circulation data represents average net paid circulation for the annual period ended December 2011.

Television Operations**:

Market	Market Rank	Station	Affiliation	Station Rank	Audience % Share	Expiration Date of Primary Network Agreement
Tampa, FL	14	WFLA	NBC	3 (Tied)	6%	6/30/2012

**	Source: The Nielsen Company (November 2011)

Mid-South

The Mid-South Market consists of four daily newspapers, eleven TV stations and each of their associated websites. For the year ended December 25, 2011, the Mid-South Market generated $162 million in revenue and $31 million in operating profit, or 26% and 43% of total Company revenue and segment operating profit, respectively.

Daily Newspapers:

		Circulation (000s)*
Daily Newspapers	Market	Daily	Sunday
Dothan Eagle	Dothan, AL	28	29
Morning News	Florence, SC	23	28
Opelika-Auburn News	Opelika, AL	14	14
Jackson County Floridan	Marianna, FL	5	5

		70	76

*	All Circulation data represents average net paid circulation for the annual period ended December 2011.

Television Operations**:

Market	Market Rank	Station	Affiliation	Station Rank	Audience % Share	Expiration Date of Primary Network Agreement
Greenville, SC/Spartanburg, SC	37	WSPA	CBS	1	11%	6/30/2015
Asheville, NC	37	WYCW	CW	5 (tie)	2%	9/17/2016
Birmingham, AL	39	WVTM	NBC	4	5%	6/30/2012
Mobile, AL/Pensacola, FL	60	WKRG	CBS	1	13%	4/2/2015
Savannah, GA	92	WSAV	NBC	2	9%	6/30/2012
Jackson, MS	93	WJTV	CBS	2	14%	12/31/2014
Charleston, SC	98	WCBD	NBC	2	11%	6/30/2012
Myrtle Beach/Florence, SC	103	WBTW	CBS	1	19%	6/30/2015
Augusta, GA	111	WJBF	ABC	2	16%	6/30/2014
Columbus, GA	127	WRBL	CBS	2	11%	3/31/2015
Hattiesburg, MS	167	WHLT	CBS	2	8%	8/31/2015

**	Source: The Nielsen Company (November 2011)

North Carolina

The North Carolina Market consists of six daily newspapers, two TV stations and each of their associated websites. For the year ended December 25, 2011, the North Carolina Market generated $75 million in revenue and $5.7 million in operating profit, or 12% and 8% of total Company revenue and segment operating profit, respectively.

Daily Newspapers:

		(000s)*
Daily Newspapers (1)	Market	Daily	Sunday
The Winston-Salem Journal	Winston-Salem, NC	58	76
Hickory Daily Record	Hickory, NC	18	22
Statesville Record & Landmark	Statesville, NC	13	15
The News Herald	Morganton, NC	7	8
The McDowell News	Marion, NC	4	4

		100	125

*	All Circulation data represents average net paid circulation for the annual period ended December 2011.
(1)	Also included in this market is one newspaper (Concord Independent Tribune (Concord/Kannapolis, NC) that publishes three times a week.

Television Operations**:

Market	Market Rank	Station	Affiliation	Station Rank	Audience % Share	Expiration Date of Primary Network Agreement
Raleigh-Durham, NC	24	WNCN	NBC	4	4%	6/30/2012
Greenville, NC	99	WNCT	CBS	2	12%	12/31/2014

**	Source: The Nielsen Company (November 2011)

Ohio/Rhode Island

The Ohio/Rhode Island Market consists of two TV stations and each of their associated websites. For the year ended December 25, 2011, the Ohio/Rhode Island Market generated $55 million in revenue and $17 million in segment operating profit, or 9% and 23% of total Company revenue and operating profit, respectively.

Television Operations**:

Market	Market Rank	Station	Affiliation	Station Rank	Audience % Share	Expiration Date of Primary Network Agreement
Columbus, OH	32	WCMH	NBC	2 (tie)	8%	6/30/2012
Providence/New Bedford, RI	53	WJAR	NBC	1	12%	6/30/2012

**	Source: The Nielsen Company (November 2011)

Advertising Services & Other

Advertising Services & Other consists of several digital media enterprises and a broadcast equipment company. The segment focuses on driving audience and revenue growth by serving customers with innovative products in digital media. The Company owns DealTaker.com, a Texas-based online social shopping and coupon site, which specializes in driving online shoppers to merchant sites in exchange for sales-based commissions. Additionally, the Company owns NetInformer, a Richmond-based mobile marketing and advertising services provider. The Company also owns Blockdot, Inc., a Texas-based advergaming and branded entertainment company, which serves major brands with creative and innovative gaming and messaging solutions. Collectively, these enterprises comprise the Company’s Advertising Services Group. In addition, the Company’s Professional Communications Systems operating unit derives revenue from the sale and integration of broadcast equipment to third parties including other broadcasters, corporate and governmental enterprises, and colleges and universities. For the year ended December 25, 2011, the Advertising Services & Other segment generated $16 million in revenue, or 3% of total Company revenue, and a $3.8 million operating loss that resulted in a 5% reduction in overall segment operating profit.

Newspaper and Television Affiliated Websites

As noted earlier, the Company operates websites affiliated with each of its newspapers and television stations. Content is typically delivered first on the websites, is frequently updated, and is complementary to its newspaper and television offerings. Online revenues from these websites are derived primarily from local and national advertising, as well as various classified products, display and sponsorship advertisements. The Company continues to direct additional resources to the online-only products available for customers.

Strategic Partnerships

In 2006, the Company entered into a ten-year strategic partnership with Yahoo!, Inc., as a founding member of a groundbreaking national consortium of more than 30 media companies representing more than 800 newspapers. The Company then transitioned the online career sections of its daily newspapers to the Yahoo! HotJobs platform. The Company also integrated search capability and distributed targeted local content across Yahoo!’s network of sites. After Yahoo!, Inc. sold its HotJobs recruitment site to its competitor Monster.com in 2010, the Company began selling recruitment advertising co-branded with Monster in the first quarter of 2011. The Company has retained its relationship with Yahoo! with regard to the sharing of content, search, and targeted display advertising in addition to an ad serving and management platform, the latter of which has contributed to the growth of digital media revenue. The Company also works with Zillow, Inc., the premier Internet real estate company, in a fashion similar to the Yahoo! and Monster partnerships. The Company expects these Internet partnerships will continue to be beneficial in driving audience and profitable revenue growth in upcoming years. In addition, the Company continues to partner with other third parties to provide more compelling content, infrastructure and operability to facilitate the efficient delivery of both advertising and content in varying ways to enable audience and revenue growth.

Publishing Raw Materials

The primary raw material the Company uses in its publishing operations is newsprint, which is purchased at market prices from various Canadian and United States sources, including SP Newsprint Co. (SPNC), in which the Company sold its one-third equity interest in the second quarter of 2008. The Company’s publishing operations consumed approximately 48 thousand short tons of newsprint in 2011 of which 35 thousand short tons were purchased from SPNC. The Company believes that sources of supply under existing arrangements, including a commitment to purchase 35 thousand short tons from SPNC, continue to be adequate in 2012. The Company is also committed to purchase a minimum of approximately 35 thousand tons of newsprint from SPNC in 2013 and 8.8 thousand tons in the first quarter of 2014. SPNC declared bankruptcy in the fourth quarter of 2011; however, the Company does not currently expect any impact on its agreement.

Broadcast Regulation

All of the Company’s stations are broadcasting a digital signal and are operating with final, full post-digital transition facilities. As a result of the digital transition and the adoption of a digital mobile standard, television broadcast stations can provide mobile digital television in addition to traditional free, over-the-air programming that is now delivered in standard or high definition. The Company expects mobile television to increase its viewership and generate additional revenues; however, the Company expects this to occur slowly over the next several years. The Company is a founding member of a group of local and national broadcasters working to develop over-the-air television for mobile devices in several U.S. markets. The Company is currently providing mobile television service in Columbus, Ohio; Tampa, Florida; Birmingham, Alabama; and Raleigh, North Carolina, and plans to launch it in several more markets in 2012.

On July 7, 2011, the United States Court of Appeals for the Third Circuit vacated and remanded to the FCC portions of the broadcast ownership rules that the FCC had adopted on December 18, 2007 (the “2008 rules”). The rules that the Third Circuit vacated included the FCC’s modifications to its newspaper/broadcast cross-ownership rule.

As a result of the Third Circuit’s action, the FCC’s 1975 rule on local newspaper/television combinations is currently in effect, pending further action by the FCC. The 1975 rule prohibits common ownership of a full-service broadcast television station and a daily newspaper if the newspaper’s city of publication is completely encompassed by the television station’s analog Grade A contour. The 2008 rule, which the court rejected for procedural reasons, had retained the ban but had grafted onto it a complex series of waiver provisions. Under its order adopting the 2008 rule, the FCC granted permanent waivers to the Company’s combined newspaper/television operations in the following television markets which were then the subject of renewal applications: Myrtle Beach-Florence, South Carolina; Columbus, Georgia; and the Tri-Cities (Tennessee and Virginia). The Third Circuit’s decision to vacate and remand the 2008 rule did not alter the effectiveness of those waivers or change the status of the Company’s grandfathered newspaper/television cross-ownership in Tampa, Florida, or the Company’s newspaper/television cross-ownership in Roanoke/Lynchburg/Danville, Virginia, which did not require an FCC waiver under the contour-approach of the 1975 ban or the 2008 rule. Other parties have asked the full FCC to review the decision of the FCC’s Media Bureau granting applications for renewal of licenses for the television stations in Myrtle Beach-Florence, South Carolina; Columbus, Georgia; and the Tri-Cities that had been challenged prior to issuance of the waivers.

The FCC has combined its response to the Third Circuit’s remand with its notice of proposed rulemaking released December 22, 2011, for the 2010 Quadrennial Review of its broadcast ownership rules as required by the Communications Act. In that notice, the FCC proposes a newspaper/broadcast cross-ownership rule that includes several basic elements of its 2008 rule but omits many of the waiver criteria. The FCC proposes to use designated market areas (DMAs) rather than signal contours to evaluate whether the rule applies to newspaper/television combinations, given the absence of a digital equivalent to the analog Grade A contour. Adoption of such a DMA-based standard for applying the rule could cause some newspaper/broadcast combinations, including the Company’s newspaper/television combination in Roanoke/Lynchburg/Danville, Virginia and combinations of smaller daily newspapers and WFLA-TV in the Tampa, Florida market, to become no longer compliant. The FCC’s rulemaking notice proposes, however, to grandfather newspaper/television combinations that become non-compliant as a result of the new standard.

The FCC’s proposed new rule would presume that newspaper/television combinations in the top 20 DMAs ordinarily would receive waivers. To receive such a presumptive waiver, the television station in the newspaper/television combination could not be among the top-four rated stations in the market, and at least eight independently owned commercial and noncommercial television stations and daily newspapers would have to remain in the market post-transaction. In all other circumstances waivers would be presumed to be inconsistent with the public interest, but that presumption could be overcome. The FCC proposes in its notice to continue to approach all waiver requests on a case-by-case basis and to consider specific, individual circumstances as warranted.

Although the Company is gratified that the FCC has provided permanent waivers to the stations operating in several of its convergence markets, the Company will continue to press for cross-ownership relief in all markets, regardless of size. On December 5, 2011, the Company filed a Petition for Writ of Certiorari to the United States Supreme Court asking it to hear the Company’s appeal of the Third Circuit’s 2011 decision, an appeal that ultimately seeks to bring to an end the FCC’s 1975 ban against the common ownership of newspapers and broadcast stations in the same communities.

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

As of December 25, 2011, the Company had long-term debt of $658 million. This indebtedness can have significant consequences for the Company’s creditors and investors. For example this indebtedness could:

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

In addition, at December 25, 2011, $363 million of the Company’s outstanding debt has a variable interest rate. If market interest rates increase, the Company’s variable rate debt will have higher debt service requirements, which would adversely affect the Company’s cash flow. While the Company may enter into agreements limiting its exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

If the Company were to breach a covenant, the state of the capital markets may result in less favorable terms to the Company.

In March 2012, the Company amended its credit agreement with revised covenants and an opportunity to extend the maturity in return for a paydown of amounts outstanding to the lender group; interest expense and bank fees will be higher. If the Company were to breach a covenant under its amended credit agreement, it is possible that the terms of any new agreement may be less favorable. These terms may include further increases in interest rates and bank fees, reductions in the outstanding commitment by lenders or accelerated principal amortization, which prevent the Company from executing its business plan. If the capital market conditions were to worsen, it is possible the Company would be unable to arrange for suitable refinancing alternatives and its current lenders would look to their contractual avenues of recourse, including the required sale of assets. The Company believes that it will remain compliant, or will be able to obtain appropriate modifications to its covenants to remain compliant, with its covenants and that suitable refinancing alternatives will remain available although the Company cannot be certain that this will be the case.

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

The Company’s revenue is primarily driven by advertiser spending, which is generally lower in the first and third fiscal quarters as consumer activity slows during those periods. Additionally, advertising revenue for broadcast stations tends to be higher in even-numbered years, when both political and Olympics coverage occurs. The level of advertising revenue across all markets is also dependent on a variety of factors including:

•	economic conditions in the Southeast, particularly in Tampa, Florida, Richmond, Virginia, and central North Carolina;

•	changes in the makeup of the population in the Company’s markets;

•	competition from other newspapers, television broadcasters, and Internet sites; and

•	mergers and bankruptcies of large advertisers.

The Company’s revenues are largely derived from publishing enterprises and television stations, which operate in mature businesses. The Company’s print advertising revenues have declined considerably over the last several years. Today’s “on demand” culture has shifted consumers’ historical newspaper reading and television viewing behaviors, particularly among younger segments of the population. As a result, the Company’s revenues are being challenged by new, often-times Internet-based, competitors who have differing business models. New and emerging consumer devices, such as Internet-connected tablet computers and “smart phones,” provide alternate platforms for the providers of video programming to compete with television broadcast service for viewers and for advertising revenue. In addition, a standard has been developed that allows broadcast stations to broadcast video to mobile devices. The resulting shift in consumer behaviors has the potential to modify the terms and conditions of future television network affiliation agreements, including those being negotiated with NBC in 2012. The current economic environment also exacerbates these trends. The most recent credit crises have caused, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth. The resulting pressure on the labor and retail markets and the downturn in consumer confidence have weakened the economic climate in all of the markets in which the Company does business and has had an adverse effect on the Company’s advertising revenues. The Company’s future success depends upon its ability to evolve and adapt its publishing and television station operations to this changing business environment. If the Company is unable to do so, the Company’s revenues and results of operations may be materially adversely affected.

Emerging technologies that allow viewers to digitally record, store, skip, and play back television programming may decrease viewership of commercials and, as a result, lower the Company’s advertising revenues. Over time, new technologies for receiving video programming may change consumer habits and expectations so as to require that the Company adapt its video services to new consumer preferences or risk the loss of viewership and advertising revenue.

The Company may be unable to sufficiently reduce operating costs to offset potential revenue declines.

The Company has taken extensive measures to manage its operating costs by reducing headcount, freezing or limiting certain employee benefits, and implementing other cost-control measures across the Company. In addition, the Company has taken aggressive action to further reduce its operating costs at The Tampa Tribune. While these expense reductions have not adversely impacted the Company’s ability to deliver news to its local markets or serve its advertisers, future expense reductions may diminish the quality of the Company’s products and limit its ability to generate revenue. If further reductions in employee compensation and benefits are necessary, the Company may not be able to attract and retain key employees. Furthermore, significant portions of the Company’s expenses are fixed in nature and may not be easily reduced if revenue declines occur which may adversely affect the Company’s operating results.

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

As a television broadcaster, the Company is highly regulated and continuation of its operations requires that it retain or renew a variety of government approvals.

The FCC extensively regulates the ownership, operation and sale of broadcast television stations, including those licensed to the Company. The Communications Act requires broadcasters to serve the public interest. Among other things, the FCC assigns frequency bands; determines stations’ locations and operating parameters; issues, renews, revokes and modifies station licenses; regulates and limits changes in ownership or control of station licenses; regulates equipment used by stations; regulates station employment practices; regulates certain program content and commercial matters in children’s programming; has the authority to impose penalties for violations of its rules or the Communications Act; and imposes annual fees on stations. Reference should be made to the Communications Act, as well as to the FCC’s rules, public notices and rulings for further information concerning the nature and extent of federal regulation of broadcast television stations.

Congress and the FCC have under consideration, and in the future may adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership transferability and profitability of the Company’s television stations and affect the ability of the Company to acquire additional stations. In addition to the matters noted above, these may include, for example, spectrum use fees, reallocation of portions of the television broadcast spectrum to other uses or reductions in the amount of spectrum allotted to television stations; restrictions on the ability of same-market television stations to engage in shared services, joint sales, or other cooperative arrangements to reduce operating costs, political advertising rates, potential restrictions on the advertising of certain products (such as alcoholic beverages), program content, increased fines for rule violations and ownership rule changes. For example, the FCC is considering in its ongoing quadrennial review of ownership rules whether to restrict the ability of same-market stations to enter into joint sales, shared services, news sharing and other cooperative agreements. The Company’s present joint sales and shared services arrangements with another television station in Augusta, Georgia, could be affected by such a change.

Uncertainty about media ownership regulations and adverse economic conditions may continue to dampen the acquisition market. As mentioned above, the FCC has an ongoing proceeding to revise its newspaper/broadcast cross-ownership rule and to consider changes to other ownership rules. The Company holds combined newspaper and television interests subject to waiver in several of the markets in which it operates and could be significantly affected by the outcome of these proceedings.

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

The Company’s advertising revenues depend in part on the success of the Company’s local, network and syndicated programming. The Company makes significant commitments to acquire rights to television programs under multi-year agreements. Whether these programs succeed depends upon unpredictable factors such as audience preferences, competing programming, and the availability of other entertainment activities. If a particular program is not popular, it may not be possible to sell enough advertising to cover the program’s cost. In some instances, the Company may have to replace or cancel programs before fully amortizing their costs and, as a result, may have impairments that increase operating costs.

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

The non-renewal or termination of a network affiliation agreement or a change in network affiliations could have a material adverse effect on the Company. In return for network programming, the Company’s stations broadcast network-inserted commercials during that programming and, in some cases, receive cash payments from networks, and in other cases, the Company makes cash payments to certain networks. The Company’s major network affiliation agreements will be renegotiated in the next few years. The Company’s network affiliation agreements with NBC were originally scheduled to expire on December 31, 2011 but were extended through June 30, 2012 as negotiations for a long-term agreement continue. As its network affiliations come up for renewal, the Company may not be able to negotiate terms comparable to or more favorable than its current agreements. There can be no assurance that the Company’s affiliation agreements will be renewed, or what effect, if any, they may have on the Company’s financial condition and results of operations. In addition, the impact of an increase in network compensation payments, under which the broadcaster compensates the network for programming pursuant to affiliation agreements, may have a negative effect on the Company’s financial operations.

If any of the Company’s stations cease to maintain affiliation agreements with networks for any reason, the Company would need to find alternative sources of programming, which may be less attractive and more expensive. A change in network affiliation in a given television market may have many short- and long-term consequences, depending upon the circumstances surrounding the change. Potential short-term consequences include: a) increased marketing costs and increased internal operating costs, which can vary widely depending on the amount of marketing required to educate the audience regarding the change and to maintain the station’s viewing audience; b) short-term loss of market share or slower market growth due to advertiser uncertainty about the switch; c) costs of building a new or larger news operation; d) other increases in station programming costs, if necessary; and e) the cost of equipment needed to conform the station’s programming, equipment and logos to the new network affiliation. Long-term consequences are more difficult to assess, due to the cyclical nature of each of the major networks’ share of the audience that changes from year-to-year with programs coming to the end of their production cycle, and the audience acceptance of new programs in the future and the fact that national network audience ratings do not necessarily indicate how a network’s programming may fare in a particular market. The circumstances that may surround a network affiliation switch cause uncertainty as to the actual costs that will be incurred by the Company, and if these costs are significant, the switch could have a material adverse impact on the income the Company derives from the affected station.

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

Pursuant to FCC rules, local television stations may elect every three years to either (1) require cable and/or direct broadcast satellite operators to carry the stations’ signals or (2) enter into retransmission consent agreements for carriage. Failure to reach timely retransmission consent agreements with the relevant operators may harm the Company’s business. There is no assurance that the Company will be able to agree on terms acceptable to the Company, which could lead to reduction in its revenue from cable and satellite retransmission consent agreements. If the Company is unable to reach retransmission consent agreements with cable companies, satellite providers, and telecommunication providers for the carriage of its stations’ signals, the Company could lose revenues and audience share. In addition, certain of the networks with which the Company is affiliated may attempt to require the Company to share revenue from retransmission consent agreements with them as part of renewing expiring affiliation agreements or pursuant to certain rights contained in existing affiliation agreements. The NBC affiliate board, which includes a representative from the Company, is working with the NBC network for the right to opt in to network-negotiated retransmission agreements in certain circumstances. The Company is also renegotiating retransmission agreements with cable providers as current contracts expire that will most likely result in increased retransmission revenues for the Company. While yet to be fully resolved, higher retransmission revenues are expected to be offset, in whole or in part, by increased expenses in the form of additional network fees.

The FCC is considering possible mechanisms for spectrum reallocation that may result in a loss of spectrum for the Company’s stations potentially adversely impacting its ability to compete.

The FCC is considering comments received in response to its Notice of Proposed Rulemaking that set forth three methods to permit up to 120 MHz of television spectrum to be reallocated for wireless broadband use: (a) encouraging broadcasters “voluntarily” to return 120 MHz of spectrum to be auctioned for wireless broadband service, with some, currently unknown, portion of the proceeds to be paid to broadcasters; (b) adopting rules to encourage two or more digital television stations to share the same 6 MHz channel, thus lessening the spectrum occupied by each station; and (c) adopting new engineering rules which would make VHF channels more desirable for digital television operations, thus encouraging stations to move from their current UHF channels into the VHF band and freeing UHF spectrum for wireless broadband use. This rulemaking remains pending. The FCC’s Notice, issued on November 30, 2010, grew out of the FCC’s National Broadband Plan, which contemplates the voluntary reallocation of spectrum from broadcasters for other purposes which may include wireless broadband.

Congress has enacted and the President has signed into law new legislation authorizing the FCC to conduct a “reverse auction” at which television broadcast licensees could submit bids to receive compensation for relinquishing all or a portion of their rights in the television spectrum of their full-service and Class A stations. A licensee could bid to relinquish its channel entirely, relocate to a different channel band (UHF to VHF), or relinquish its channel and share a different channel with another broadcaster. Broadcasters choosing to share a channel would retain must-carry rights on cable systems. Under the new law, the FCC may hold only one reverse auction. Concurrently with the reverse auction or after its completion, the FCC would conduct a forward auction of the newly freed spectrum. The FCC must complete both auctions by 2022.

Even if a television licensee does not participate in the reverse auction, the FCC nevertheless may require that it relocate its station to another channel or make technical changes to facilitate repacking the band. The FCC will have a $1.75 billion fund to compensate broadcasters and cable systems for the reasonable costs of repacking. The new legislation limits the ability of broadcasters to appeal FCC repacking decisions to the courts. The FCC may require several years to develop rules for the auctions that Congress has authorized. Changes in the FCC, the Administration, and the Congress could affect this schedule and the ultimate shape of the auctions in ways that cannot now be predicted.

The Company cannot predict whether the recent “reverse auction” legislation will affect the FCC’s pending rule making and the form of any final rules that the FCC may adopt for spectrum reallocation or whether the rules ultimately adopted would have any adverse effect upon the Company’s ability to compete. Furthermore, the Company cannot predict whether the FCC or the Congress might adopt even more stringent requirements or incentives to abandon current spectrum if the initiatives now being reviewed are adopted and implemented, but do not have the desired result of freeing what the agency deems to be sufficient spectrum for wireless broadband use.

The Company’s pension and postretirement benefit plans are currently underfunded. A declining stock market and lower interest rates could affect the value of its retirement plan assets and increase the Company’s postretirement obligations.

The Company has a qualified non-contributory defined benefit retirement plan which as of December 25, 2011, was underfunded in an amount equal to $132 million which covers substantially all employees hired before January 1, 2007, and non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage available to certain executives. There is also an unfunded plan that provides certain health and life insurance benefits to retired employees who were hired prior to 1992 and a retirement medical savings account established as of January 1, 2007. Although the Company has frozen benefits under these plans, two significant elements in determining pension expense are the expected return on plan assets and the discount rate used in projecting obligations. Large declines in the stock market (such as those seen in 2008) and lower discount rates (such as those seen in 2011) would increase the Company’s expense and necessitate additional cash contributions to the pension plan.

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

Further impairment of the value of the Company’s intangible assets is possible, depending on future operating results and the value of its stock.

Although the Company has written down its intangible assets (including goodwill) by more than $32 million in 2011 and $84 million in 2009, further impairment charges are possible. The Company periodically evaluates its intangible assets to determine if their carrying values are recoverable. Factors which influence the evaluation include expected future operating results (including assumptions around revenue growth, compensation levels, newsprint prices, capital expenditures, and discount rates), the Company’s stock price and the market for buying/selling media assets. If the carrying value is no longer deemed to be recoverable, a charge to earnings may be necessary. Although those charges are non-cash in nature and do not affect the Company’s operations, they could affect future reported results of operations and reduce the Company’s stockholders’ equity.

Cybersecurity risks could affect the Company’s operating effectiveness.

The Company uses computers in substantially all aspects of its business operations. Its revenues are increasingly dependent on digital products. Such use gives rise to cybersecurity risks such as business interruption, disclosure of nonpublic information, and/or decreased advertising revenues. The Company has preventive systems and processes in place to protect against the risk of cyber incidents and maintains insurance coverage to mitigate cyber-related risks; however, depending on the nature of an incident, these protections may not be fully sufficient.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The headquarters buildings of Media General, Inc., and the Richmond Times-Dispatch are owned by the Company and are adjacent to one another in Richmond, Virginia. The Company owns a third adjacent building which houses the Advertising Services & Other segment along with certain operations and support management. The Richmond newspaper is printed at a production and distribution facility in Hanover County, Virginia, near Richmond. The Company’s seven other daily newspapers in Virginia are printed at this facility or at its Lynchburg, Culpeper, or Bristol, Tennessee production facilities, and are distributed from facilities in or around their respective cities. Two of the Company’s 18 television stations are located in the Virginia/Tennessee Market.

The Company’s broadcast television station, WFLA-TV in Tampa, Florida, operates in a company-owned headquarters and studio building; this building adjoins The Tampa Tribune production plant and office building. This structure also serves as a multimedia news center where resources are combined and information is shared among The Tampa Tribune, WFLA-TV and TBO.com. The headquarters of the Company’s Brooksville (Hernando Today) and Sebring (Highlands Today), Florida, daily newspapers are located on leased property in their respective cities.

In North Carolina, the Winston-Salem Journal is headquartered in a facility in downtown Winston-Salem; the newspaper is printed at a nearby production and distribution facility. Both facilities are company owned. Four other daily newspapers in North Carolina are printed at this and one other production facility in Hickory, North Carolina, also owned by the Company, and are distributed from facilities located in or around their respective cities. Additionally, two of the Company’s television stations are located in its North Carolina Market.

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

Advertising Services & Other leases space in Dallas, Texas for its advergaming operations and its online social shopping and coupon business.

The Company considers all of its properties, together with its related machinery and equipment contained therein, to be adequate for its present needs. The Company has pledged its assets as collateral under its credit agreements. The Company continually evaluates its future needs and from time-to-time will undertake significant projects to replace or upgrade facilities. In late 2011, the Company completed a new facility in Augusta, Georgia for its ABC affiliate, WJBF-TV, as well as for WAGT-TV, an NBC affiliate owned by Shurz Communications. WJBF provides WAGT with sales, news and other operational services under a joint sales agreement and a shared services agreement that commenced in 2010.

Item 3.	Legal Proceedings

None

Item 4.	Mine Safety Disclosures

None

Executive Officers of the Registrant

Name	Age	Position and Office	Year First Took Office*

Marshall N. Morton	66	President and Chief Executive Officer	1989

John A. Schauss	56	Vice President, Market Operations	2001

George L. Mahoney	59	Vice President, Growth and Performance	1993

James F. Woodward	52	Vice President - Finance and Chief Financial Officer	2005

Andrew C. Carington	43	Vice President, General Counsel and Secretary	2011

Robert E. MacPherson	58	Vice President, Corporate Human Resources	2009

Lou Anne J. Nabhan	57	Vice President, Corporate Communications	2001

John A Butler	55	Treasurer	2005

Timothy J. Mulvaney**	43	Controller and Chief Accounting Officer	2005

*	The year indicated is the year in which the officer first assumed an office with the Company.
**	Effective December 31, 2011, Stephen Y. Dickinson retired as Vice President and Chief Accounting Officer of the Company. Effective January 1, 2012, Timothy J. Mulvaney assumed the position of Chief Accounting Officer as well as continuing his position as Controller.

Officers of the Company are elected at the Annual Meeting of the Board of Directors to serve, unless sooner removed, until the next Annual Meeting of the Board of Directors and/or until their successors are duly elected and qualified.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Media General, Inc., Class A common stock is listed on the New York Stock Exchange under the symbol MEG. The Company’s Class B common stock is not publically traded. The approximate number of equity security holders of record at February 26, 2012, was: Class A common – 1,247, Class B common – 10.

Both classes of stock participate equally in dividends to the extent that they are paid. Due to the economic uncertainty, the Board of Directors suspended the dividend indefinitely in January 2009. Furthermore, due to restrictions contained in the Company’s credit agreements, the Company does not anticipate paying dividends in 2012. The table below sets forth the volume of shares traded and the high and low sales prices for the Company’s Class A common stock in 2011 and 2010. No dividends were paid in 2011 and 2010.

(Unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Shares traded	10,318,000	10,158,000	8,939,000	14,737,000
Stock price range	$4.76-7.73	$3.33-7.20	$1.75-4.02	$1.14-4.60
2010
Shares traded	6,558,000	10,781,000	7,409,000	10,308,000
Stock price range	$7.60-10.10	$8.22-13.60	$7.44-11.46	$4.18-9.67

Performance Graph

The following graph, which is being furnished pursuant to Item 201 of Regulation S-K, shows the cumulative stockholder return on the Company’s Class A common stock over the last five fiscal years beginning on January 1, 2007 (the first day of its 2007 fiscal year) and ending December 25, 2011 (the last day of its 2011 fiscal year) as compared to the New York Stock Exchange (NYSE) Market Index and a Peer Group Index consisting of companies which the Company believes are representative of the multiple platforms in which it operates. The graph assumes that $100 was invested on January 1, 2007 and also assumes the reinvestment of dividends.

	2006	2007	2008	2009	2010	2011
Media General, Inc.	$100.00	$57.31	$5.13	$25.27	$17.70	$13.35
NYSE Composite Index	$100.00	$109.86	$63.86	$86.20	$96.51	$93.93
Peer Group Index*	$100.00	$63.37	$13.96	$31.71	$32.19	$26.56

*	The Peer Group includes: A.H. Belo Corporation, Belo Corporation, E.W. Scripps Company, Gannett Co., Inc., Journal Communications, Inc., Lee Enterprises, Media General, Inc., The McClatchy Company, and The New York Times Company.

Item 6.	Selected Financial Data

Certain of the following data was compiled from the consolidated financial statements of Media General, Inc., and should be read in conjunction with those statements (Item 8 of this Form 10-K) and Management’s Discussion and Analysis (Item 7 of this Form 10-K).

(In thousands, except per share amounts)	2011	2010	2009	2008	2007
Summary of Operations
Operating revenues (a)	$616,207	$678,115	$657,612	$797,375	$896,293

Income (loss) from continuing operations (a)	$(74,322)	$(22,638)	$(44,793)	$(623,255)	$9,235

Net income (loss) (a)	$(74,322)	$(22,638)	$(35,765)	$(631,854)	$10,687

Per Share Data - basic and assuming dilution: (a) (b)
Income (loss) from continuing operations	$(3.31)	$(1.01)	$(2.01)	$(28.21)	$0.39
Income (loss) from discontinued operations	—	—	0.40	(0.39)	0.06

Net income (loss)	$(3.31)	$(1.01)	$(1.61)	$(28.60)	$0.45

Other Financial Data:
Total assets (b)	$1,086,041	$1,179,973	$1,236,048	$1,334,252	$2,471,066
Working capital (excluding discontinued assets and liabilities) (a)	46,393	51,158	106,483	32,544	72,099
Capital expenditures	19,053	26,482	18,453	31,517	78,142
Total debt	658,216	663,341	711,909	730,049	897,572
Cash dividends per share	—	—	—	0.81	0.92

(a)	In 2009, the Company sold a small magazine in the Virginia/Tennessee market and completed the sale of WCWJ in Jacksonville, Florida. In 2008, the Company completed the sales of WTVQ in Lexington, Kentucky, WMBB in Panama City, Florida, KALB/NALB in Alexandria, Louisiana, and WNEG in Toccoa, Georgia. In 2009, 2008 and 2007, the Company recorded an after-tax gain of $8.9 million, an after-tax loss of $11.3 million, and an after-tax loss of $2 million, respectively, related to these divestitures. The results of these stations, the magazine, and their associated websites have been presented as discontinued operations for all periods presented.
(b)	In 2011, 2009 and 2008, the Company recorded non-cash, pretax impairment charges totaling $33 million, $84 million and $912 million, respectively, related primarily to its intangible assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion addresses the principal factors affecting the Company’s financial condition and operations during the past three years and should be read in conjunction with the consolidated financial statements and the Five-Year Financial Summary found in Item 8 and Item 6 of this report.

OVERVIEW

The Company is a diversified communications company located primarily in the southeastern United States. It is focused on providing high-quality local content in growth markets over multiple platforms and continuing to develop new products and initiatives tailored to customer preferences. The Company values traditional media audience viewership, but also understands the importance of garnering an increased share of digital audiences and monetizing online and mobile content. Regardless of the delivery platform, content and information remain the primary products that the Company provides. Each marketplace has its own specific needs, which are being addressed through a variety of targeted means, including: niche publications, digital subscriptions for online content, customized broadcast programs and segments, centralized content resulting from pooled resources within a region, and additional newscasts that resulted from partnering with other affiliates and TV stations. By focusing on specific opportunities within a geographic market, the Company remains close to its customers (advertisers and consumers) and as a result, its products evolve to meet the needs of the marketplace. The Company’s strategic objective is to drive profitable growth across multiple platforms by engaging with communities on their own terms and by developing effective marketing opportunities that connect advertisers to their prospective targeted customers.

The Company continues to build upon this “digital first” approach to news reporting and content gathering, leveraging mobile and the Internet as the immediate platforms for distribution of breaking news and positioning digital media in each of its markets for strong, long-term audience growth. The Company has expanded certain key strategic partnerships with Yahoo! and Zillow to include its television markets. In early 2011, the Company transitioned from Yahoo! Hot Jobs and began selling recruitment advertising co-branded with Monster. The Company has also forged partnerships with several other fast-growing online businesses in the shopping, coupon, mobile and social media categories. These relationships with both emerging and established online brands present promising new revenue growth opportunities. Additionally, the Company is a founding member of a group of local and national broadcasters that are working to develop a Mobile DTV model including content and technology. Over time, this technology has the potential to expand the Company’s broadcast audience and provide new revenue streams from both subscription packages and advertising. A component of accelerating the Company’s digital strategy includes a renewed focus on regaining a larger share of Classified advertising by exploiting all relationships and platforms available and utilizing all of its resources in tandem while making continued progress towards that goal. The Company recently joined forces with the Associated Press and other news organizations to launch a company that will monetize the currently unpaid online use of their original content by converting unauthorized websites, blogs and other newsgathering services into licensed paying customers.

The years 2007 through 2009 were laden with economic turmoil. In 2009, the economic climate remained daunting with only small signs of recovery as the year progressed. The economy in 2010 could be described as precariously stabilized, but this was in comparison to several tumultuous prior years. The sputtering economy continued into 2011, and many companies, and particularly those in the media industry, were directly impacted by reduced consumer confidence and lower advertiser spending levels. The Company’s Florida Market was the first and most significantly affected of the Company’s markets, as a housing-induced recession in Florida which began in late 2006 served as an indicator of what was to follow throughout the country; unfortunately, the Company’s other markets ultimately felt the economic reverberations. While most markets have begun to moderate, if not recover, the Florida Market has been slow to rebound as real estate values continue to struggle due to a high level of foreclosure activity. Over the past five years, the Company has heeded the economic indicators and has responded with aggressive cost reductions. These cost reductions included a major restructuring at The Tampa Tribune and its associated print operations toward the end of 2011, which resulted in a workforce reduction of approximately 20% of employees at the Company’s print and online operations in Tampa. Through substantial cost reductions and by capturing new synergies across the multiple newsrooms and bureaus that produce the various print publications and TBO.com content, the Company expects a markedly improved financial performance within the Florida Market as the newspaper’s cost structure now better aligns with its current revenue expectations.

Advertising sales comprise the majority of the Company’s revenues. The distribution of advertising revenues in the United States continues to shift among numerous established media, as well as many relatively new contenders, resulting in intense competition. The Company faces challenges from increasing digital competition, from structural changes in industries that have historically been major purchasers of print advertising, from cautious advertisers, and from the cyclical nature of certain advertising which translates into the relative absence of Political and Olympics advertising for television stations in odd-numbered years. The Company recognizes that it is part of an industry in transition, particularly regarding the packaging and delivery of information. While the Company is aware of the pace and depth of an underlying shift away from traditional print advertising, it also recognizes that this migration presents numerous potential revenue streams and prospective new customers. The role of digital media continues to evolve at a rapid pace, and the Company believes it is well positioned both strategically and structurally to capitalize on the emerging opportunities.

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

On March 20, 2012, the Company amended its existing bank credit agreement. The amendments include covenant modifications that provide the Company more flexibility to operate in the current uncertain economic environment. Additionally, the amended agreement provides for an extension of the maturity date of the $363 million of bank debt from March 2013 to March 2015 if certain criteria are met. The trigger for this extension will be raising at least $225 million prior to May 25, 2012 to prepay a portion of the outstanding term loan and to establish certain liquidity reserves. The terms of the agreement permit the incurrence of additional debt financing to fund the prepayment and liquidity reserves. For a more detailed discussion surrounding this amendment, see the Liquidity section of this Management’s Discussion & Analysis (MD&A).

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

Intangible assets

The Company reviews the carrying values of both goodwill and other identified intangible assets, including FCC licenses, as of the first day of the fourth quarter each year, or earlier if events indicate an impairment may have arisen, utilizing discounted cash flow models and market-based models. The preparation of discounted cash flow models requires significant management judgment with respect to revenue growth, compensation levels, newsprint prices, capital expenditures, discount rates and long-term growth rates for broadcast and newspaper assets. The preparation of market-based models requires the collection of estimated peer company data as to revenues and EBITDA, as well as an assessment of enterprise values by looking at stock prices and debt levels. These key assumptions for both the discounted cash flow and market-based models work in concert with one another. Changes to one variable may necessitate changes to other variables.

Goodwill is tested at the reporting unit level. All reporting units are one level below the operating segment, with the exception of the Florida and Ohio/Rhode Island Markets which are operating segments. The Company early adopted ASU 2011-08, Intangibles-Goodwill and Other, and applied the guidance when it conducted its annual impairment testing as of the first day of the fourth quarter in 2011. This standard allows companies the option to first assess qualitative factors to determine if it is necessary to perform a two-step goodwill impairment test. As a result, impairment testing for three reporting units, principally broadcast reporting units, was not required. All other reporting units were tested on an interim basis in August 2011 and/or annually in September 2011 as described below.

As a result of a third-quarter 2011 interim impairment test, there was a partial write-off of goodwill at one reporting unit within the Virginia/Tennessee Market which reduced its carrying value by a substantial margin in relation to its fair value. The Company tested five other reporting units for impairment during the third quarter of 2011, including one reporting unit in the Virginia/Tennessee Market, one each in the North Carolina and Mid-South Markets, and the Company’s Blockdot and DealTaker.com operations. While each of these reporting units passed the impairment test, one reporting unit in the Virginia/Tennessee Market and one reporting unit in the Mid-South Market, with $35 million and $22 million of goodwill, respectively, had fair values that exceeded their respective carrying values by less than 5% as of the date of the test.

As a result of its annual impairment testing in the fourth quarter of 2011, there was an additional impairment charge related to goodwill and other intangible assets at DealTaker.com; consequently, after the impairment, the carrying value of this reporting unit was substantially equivalent to its fair value. The Company has $9 million of remaining goodwill at DealTaker.com. The Company also retested the Company’s Blockdot reporting unit in the fourth quarter 2011 with no impairment indicated.

The key assumptions for all reporting units with goodwill include those relating to revenue growth, compensation levels, benefit costs, newsprint prices, capital expenditures, discount rates and market trading multiples for broadcast and newspaper assets. As of the end of 2011, the Company’s carrying value of FCC licenses was $174 million and no impairment was noted based on the annual impairment test. The models the Company uses to value FCC licenses are highly sensitive to changes in assumptions.

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

A one percentage-point change in the expected long-term rate of return on plan assets would have resulted in a change in pension expense for 2011 of approximately $3 million. A one percentage-point change in the discount rate would have raised or lowered the plans’ 2011 expense by less than $500 thousand and would have changed the plans’ projected obligations by approximately $45 million to $55 million as of the end of 2011. In 2009, the Company took the final steps to fully freeze all benefits under its retirement plans.

Self-insurance liabilities

The Company self-insures for certain medical and disability benefits, workers’ compensation costs, and automobile and general liability claims with specified stop-loss provisions for high-dollar claims. The Company estimates the liabilities for these items (approximately $17 million at December 25, 2011) based on historical experience and advice from actuaries and claim administrators. Actual claims experience as well as changes in health care cost trends could result in the Company’s eventual cost differing from this estimate.

Income taxes

The Company files income tax returns with various state tax jurisdictions in addition to the Internal Revenue Service and is regularly audited by both federal and state tax agencies. From time to time, those audits may result in proposed adjustments. The Company has considered alternative interpretations that may be assumed by the various tax agencies and does not anticipate any material impact on its earnings as a result of these audits. The Company maintains a reserve for uncertain tax positions, where the probability exceeds a “more likely than not” standard. The reserve for uncertain tax positions was $1.4 million at the end of 2011 and 2010.

The Company records income tax expense using the liability method, under which deferred tax assets and liabilities are recorded for the differing treatments of various items for financial reporting versus tax reporting purposes. The Company evaluates the need for a valuation allowance for deferred tax assets. The Company ordinarily bases its estimate of deferred tax assets and liabilities on current tax laws and rates as well as expected future income. However, the Company was in a net deferred tax asset position at the end of both 2011 and 2010 and, although the Company fully expects to utilize the underlying tax benefits, it could not assume future taxable income due to a cumulative book loss in recent years (the direct result of non-cash intangible asset impairment charges). The Company therefore established a valuation allowance.

Due to the requirements of accounting interpretations related to the Company’s amortization of intangible assets for income tax purposes, the Company anticipates recording an additional deferred tax valuation allowance of $23 million, $20 million and $19 million in 2012, 2013, and 2014, respectively. The additional valuation allowance will be recorded as a non-cash charge to income tax expense. An explanation of this additional valuation allowance as well as a description of the situation and events that would alter it are described more fully in Note 1 and Note 3 of Item 8 of this Form 10-K. Significant changes in enacted federal and state tax laws or in expected future earnings could impact income tax expense and deferred tax assets and liabilities as well as the valuation allowance.

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

RESULTS OF OPERATIONS

Net income

The Company recorded net losses of $74 million ($3.31 per share), $23 million ($1.01 per share) and $36 million ($1.61 per share) in 2011, 2010 and 2009, respectively. In 2011 and 2009, these results included non-cash goodwill impairment charges totaling $33 million and $84 million, respectively, as a result of challenging business conditions, the faltering economy and market perception of the value of media companies. For a complete discussion of these impairment charges, see the Impairment section in this MD&A and Note 2 in Item 8 of this Form 10-K.

In 2009, the Company completed the sale of a fifth and final held-for-sale television station as well as a small business magazine and recorded an after-tax gain of $8.9 million related to these divestitures. Results of the sold television station and the business magazine (and their related websites) have been reported as discontinued operations. See Note 4 of Item 8 in this Form 10-K for a detailed discussion of the Company’s divestitures.

As the economy continued to deteriorate over the last several years, the Company implemented various cost-curtailment plans, which included reducing its workforce in an effort to better align its costs with the declining business environment. These workforce reductions were in response to a general economic downturn, and particularly to the deep housing-induced recession in the Florida Market. Over the past four years, full-time equivalent employees have been reduced by approximately 35% to approximately 4,200 employees. As the Company trimmed its workforce, severance costs of $5.9 million, $2.3 million and $6.6 million were included in operating expenses for 2011, 2010 and 2009, respectively. Additionally, the Company implemented mandatory employee furlough programs in both 2011 and 2009, whereby most employees had 15 days of unpaid leave in each of those years. In 2010, the Company’s improved operating performance prompted reimbursement of the equivalent of 2 days of furlough to participating employees.

The Company had a loss from continuing operations of $74 million, $23 million and $45 million in 2011, 2010 and 2009. However, these year-over-year comparisons included the ramifications of a complicated tax situation as well as pretax impairment charges of $33 million in 2011 and $84 million in 2009, as discussed earlier. The Company recorded income tax expense related to continuing operations of $11 million and $25 million in 2011 and 2010, respectively, as compared to an income tax benefit of $29 million in 2009. In 2011 and 2010, the Company’s tax provision had an unusual relationship to its pretax income from continuing operations due primarily to the existence of a full deferred tax valuation allowance and a deferred tax liability that could not be used to offset deferred tax assets (termed a “naked credit”). For a more detailed discussion of the events and circumstances surrounding this non-cash naked credit, see the Income Taxes section of this MD&A and Note 3 in Item 8 of this Form 10-K.

The Company’s 2011 loss from continuing operations before income taxes was $31 million (excluding the $33 million pretax impairment charge), compared to income from continuing operations before income taxes of $2.8 million in 2010. This deterioration in performance was caused by a 9.1% decrease in revenues, and led to a 37% decline in segment operating profits in 2011 from the prior year. Significantly reduced Political advertising in this odd-numbered year comprised more than half of the year-over-year revenue shortfall. As the economic recovery struggled in 2011, advertising revenues suffered, particularly in Print. In a concerted effort to mitigate the revenue weakness, discretionary spending was reduced as evidenced by a 3.5% decrease in operating costs (excluding impairment) in 2011 from the prior year despite a $3.6 million year-over-year increase in severance expense. Interest expense was down 9.4% in 2011 due primarily to the absence of $5.5 million of 2010 expense (as a result of debt issuance costs that were expensed immediately upon entering into the revised financing structure in February 2010); maturity of the remaining interest rate swaps and a small decline in average debt outstanding was responsible for the remaining decrease.

The Company recorded income from continuing operations before income taxes of $2.8 million in 2010 as compared to income from continuing operations before income taxes of $11 million in 2009 (excluding the $84 million pretax impairment charge). The largest factors in these year-over-year results were a 69% increase in interest expense (reflecting the revised financing structure put into place in February 2010), which was virtually offset by an equally significant 33% improvement in segment operating results. This $28 million increase in segment operating profits in 2010 from the prior year was principally attributable to a 3.1% increase in revenues (driven in large part by strong Political advertising) combined with a 1.4% decrease in segment operating costs. Segment expenses were held in check primarily due to lower costs in the areas of newsprint, benefits, and depreciation and amortization. However, corporate expense was up 16% due principally to the impact of employee furlough days (which did not recur from 2009) and the absence of a $2 million gain from 2009 resulting from the final freeze of retirement plans. Additionally, total operating costs in 2009 were favorably impacted by substantially higher fixed asset sale gains.

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

Geographic Markets

Revenues

Revenues are grouped primarily into five major categories: Local, National, Political, Classified, and Subscription/Content/Circulation (which includes newspaper circulation, broadcast retransmission revenues, and interactive subscription and content revenues). The following chart summarizes the year-over-year changes in these select revenue categories:

	Change in Market Revenue by Major Category
	2011 versus 2010		2010 versus 2009
(In thousands)	Amount	Percent	Amount	Percent
Local	$(1,570)	-0.5%	$(64)	—
National	(11,188)	-9.5%	3,933	3.4%
Classified	(14,057)	-17.1%	(9,488)	-10.4%
Political	(35,881)	-86.3%	35,429	NM
Subs/Content/Circulation	(1,268)	-1.5%	126	0.2%

“NM” is not meaningful.

As illustrated in the previous chart, broadcast Political advertising time sales are typically higher in even-numbered years as a result of the national and statewide political races which generate additional advertising dollars. Political advertising, or its absence in a given year, cause a certain cyclicality which is demonstrated in the following graph showing Political advertising as a percentage of total television time sales. Accordingly, 2010 yielded higher Political advertising revenues, which were in sharp contrast to 2011 and 2009. With little deviation from historical trend, Political time sales in 2010 exceeded six and one-half times the prior-year level due to strong spending associated with U.S. congressional races and issue spending in certain states.

In 2011, revenues were down across all major categories. A general weakness in advertising at the Company’s Print operations contributed to the year-over-year revenue decline in 2011 and to shrinking Classified revenues across the last several years. Additionally, the absence of several items in 2011 were factors in the current-year revenue decline, including: $7.5 million in 2010 Olympic revenues, nearly $1 million in 2010 Super Bowl revenues (which aired on FOX in 2011), and approximately $2.8 million of 2010 BP image advertising related to the Gulf oil spill. At the opposite end of the spectrum, these items bolstered 2010 revenue comparisons to the prior year. As expected, Political advertising revenues dropped dramatically in 2011 and made the strongest contribution to the Company’s improved year-over-year revenues in 2010. Despite signs of firming in National broadcast transactional business in 2010, National advertising revenues in 2011 reflected the absence of last year’s BP advertising as well as advertiser uncertainty in reaction to a sputtering economic recovery. Over the past three years, Local and Classified revenues were down year-over-year due to lower newspaper advertising. In 2010, Local advertising fell just short of the prior-year amount, reflecting a solid broadcast performance despite some displacement of transactional advertising by Political issue and candidate spending. Classified advertising continued to struggle and had a greater impact in markets where there was a heavier mix of newspapers. Subscription/Content/Circulation revenues were down less than 2% in 2011 from the prior year (due to lower newspaper circulation which more than offset a rise in cable and satellite retransmission revenues) and remained flat in 2010. While not yet a major revenue category, the Company’s Printing/Distribution operations have continued to expand and are becoming an increasingly important contributor to overall revenues as evidenced by year-over-year increases of $4.1 million (30%) and $1 million (7.8%) in 2011 and 2010, respectively, over the prior-year equivalent periods.

Revenues in the Virginia/Tennessee Market fell 7% in 2011 and 3.5% in 2010 compared to the prior years. With the exception of Political in 2010, advertising dollars were down across all categories in both years. In 2011 and 2010, Classified advertising fell by approximately 21% and 7%, respectively, and was the largest contributor to the year-over-year declines as legal advertising rates began to drop towards the end of 2010 and throughout 2011 due to regulatory changes in this area. National and Local advertising fell a combined 2.9% in 2011 and 3.7% in 2010 from the equivalent prior-year periods. Conversely, revenues from third-party printing and distribution produced double-digit growth in both years.

Revenues in the Florida Market were down 15% in 2011 and almost 1% in 2010 from the equivalent prior-year periods. Similar to the Virginia/Tennessee Market, advertising revenues were down across all categories in both years with the exception of 2010 Political advertising. In 2010, Political advertising was robust as a result of Florida’s hotly contested gubernatorial, congressional, and attorney general races, combined with issue spending. However, the continued soft housing market and high unemployment in the Tampa Bay area remained detrimental factors to the Market’s overall revenue performance in 2011 and 2010. In 2011, National advertising suffered the largest decline (down 27%) as the absence of revenues from both the 2010 Winter Olympics and BP image advertising had a considerable impact. In 2011, Local advertising was also negatively impacted (down 4.7%) by the lack of 2010 Olympic revenue; Classified advertising fell 17%. Despite the presence of Olympic advertising and BP advertising in 2010, Classified, Local and National advertising were down 21%, 4.5% and 1.5%, respectively, from 2009, reflecting some displacement of transactional advertising by Political spending as well as a weakened advertising environment across all sources of advertising dollars at that time.

Revenues in the Mid-South Market fell 2% in 2011 but rose 14% in 2010 compared to prior years. With 11 of the Company’s 18 network-affiliated television stations, the Mid-South Market is significantly influenced by Political advertising. The decreased Political advertising in 2011’s off-election year freed up additional advertising inventory and allowed for solid gains in Local advertising (up 2.7%) and National advertising (up 4.9%). Partially mitigating the 2011 decline in Political advertising and a moderate decrease in Classified advertising, was an approximate 69% increase in Printing and Distribution revenues, as well as a 5.7% rise in Subscription/Content/Circulation revenues in 2011 over 2010. Strong Political advertising in 2010 (resulting from both primary and general election spending) provided the lion’s share of the year-over-year improvement; however, an approximate 6% increase in both Local and National advertising contributed as well. Success was also achieved from new printing and distribution arrangements which grew 46% in 2010 from the prior year.

Revenues in the North Carolina Market decreased 3.1% in 2011 and 1.4% in 2010 from the comparable periods in 2010 and 2009. While both years suffered declines in Local and Classified advertising, National advertising regained its footing in 2010 and improved 7.7% over 2009, only to recede 7.3% in 2011 from the prior year. In 2011, Local (down 3.3%) and Classified (down 12%) advertising declines compared to decreases of 3.1% (Local) and 7.1% (Classified) in 2010 from 2009. Classified advertising struggled due to lower legal and real estate advertising in 2011 and weak automotive advertising in 2010. Political advertising almost tripled in 2010 over the prior year due primarily to Congressional races and higher issue spending. With the addition of USA Today as a third-party customer towards the end of 2010, Printing and Distribution revenues nearly doubled in 2011 over 2010.

Revenues in the Ohio/Rhode Island Market decreased 12% in 2011 but increased 23% in 2010, from the prior year. This is the Company’s only geographic market which does not include any newspaper operations and is consequently less influenced by Classified advertising, but more affected by the ebb and flow of Political and Olympics revenues in corresponding odd and even-numbered years. Both of this Market’s television stations are NBC affiliates and, consequently, reaped the full benefit of 2010 Winter Olympics advertising. Increased Local advertising in 2011 was unable to offset the lack of Olympic revenues and significantly diminished Political revenues. Local advertising revenues improved 6.2% in 2011 over 2010 due to increased spending in the automotive category combined with the success of new local business development. In 2010, advertising revenues were up across all categories. Strong National advertising (up 16%) and solid Local advertising (up 3.8%) in this broadcast-intensive market supported signs of an overall strengthening in broadcast transactional business. Political advertising advances in 2010 were the result of gubernatorial and congressional elections, combined with intense issue spending.

Operating Expenses

Excluding impairment, total operating costs dropped 3.5% in 2011 and less than 1% in 2010. The Company manages its expenses, to the extent possible, based on the revenue opportunities in each market. Over the past few years in particular, the Company has reacted to the challenging advertising environment by aggressively reducing costs across all markets and modifying its operations to achieve greater efficiencies. Several factors have exacerbated the slow pace of economic recovery including a lack of clarity in the global financial markets and a prevailing uncertainty regarding the federal government’s domestic plan of action. The resultant soft advertising market prompted the Company to reduce discretionary spending and to implement both targeted reductions in force and furlough programs (which mandated most employees take 15 unpaid days in 2011 and 2009). Workforce reductions were necessary to align expenses with the prevailing economic conditions and, as discussed previously, resulted in pretax severance costs of $5.9 million, $2.3 million and $6.6 million in 2011, 2010 and 2009, respectively. After several years of virtually freezing all merit increases as well as suspending the Company’s 401(k) match, the Company reinstated modest merit increases and a 401(k) match of up to 2% of the employee’s salary as of the beginning of 2011. Despite these increased costs in 2011, employee compensation was down 4.1% from 2010 due to lower employee counts, furlough savings and decreased stock-based compensation expense. In 2010, total employee compensation expense decreased less than 1% from the prior year due to reductions in force, lower medical spending, and a full year of suspended 401(k) match (versus nine months in 2009), which were virtually offset by costs associated with the absence of furlough days in 2010 and new or promoted employees. Newsprint expense increased 14% in 2011 from the prior year due to a 15% increase in average cost per ton, and decreased 23% in 2010 from the prior year due primarily to substantial reductions in consumption because of lower advertising linage, decreased circulation volumes, web-width reductions and concerted conservation efforts. The average cost per ton also decreased 9.1% in 2010. Depreciation and amortization expense was down 2.8% in 2011 and 10% in 2010 from the equivalent prior-year periods as assets completing their depreciable lives outpaced new assets due to lower capital spending in recent years. In the following discussion which addresses the details surrounding expense fluctuations across the markets, two factors remain constant within most of those markets: year-over-year compensation costs were down in 2011 (excluding severance cost) and 2010 and generally had the largest impact on reducing each market’s operating expenses, and newsprint costs rose in 2011 due to price, but declined in 2010 primarily as a result of reduced consumption.

Operating expenses in the Virginia/Tennessee Market decreased 3.6% in 2011 and 2.3% in 2010 from the prior years. Lower compensation costs made up the largest portion of the operating expense decrease in both years. Higher 2011 newsprint costs (up 15%) were more than offset by lower compensation expense. In 2010, newsprint costs shrunk 22% and contributed to the overall year-over-year operating expense decrease.

Operating expenses in the Florida Market were down 4.3% in 2011 and 5.1% in 2010. In response to the continuing economic challenges in the Florida Market, the Company implemented a workforce reduction at its Florida print properties in late 2011, the benefit of which will be evident in 2012’s performance. Compensation cost rose slightly in 2011 from the prior year due to a $3.9 million increase in severance expense, but declined 5.4% in 2010. Savings from reduced departmental spending were achieved in 2011 in numerous areas, but most significantly in production costs and programming rights. Increased newsprint costs (up 12% in 2011) were more than offset by lower employee compensation costs (excluding severance cost), reduced departmental spending and diminished depreciation and amortization costs. In 2010, newsprint costs declined 26% from 2009.

Running counter to trend, operating expenses in the Mid-South Market increased 1.3% in 2011 and 4.1% in 2010 as compared to the prior years. In 2011, lower salary costs played a smaller role than in other markets due to the moderating effect of increased commissions related to non-political revenues. Additionally, costs related to sales incentives were up in 2011 due primarily to the Market’s strong performance in garnering Local advertising revenues. In 2010, a 5.5% increase in employee compensation expense was responsible for the Market’s increased year-over-year costs due not only to the absence of current-year furlough days, but also to the Market’s strong performance which resulted in higher sales incentives and commissions. This market has a heavier mix of broadcast stations than newspapers and therefore, while newsprint costs were up in 2011 and down in 2010, they were less significant to the Market’s overall operating expense fluctuations than in other markets.

Operating expenses decreased 3.7% in 2011 and 2.5% in 2010 in the North Carolina Market. In 2011, lower employee compensation accounted for the majority of the expense savings; in 2010, compensation costs were down 4.2% as compared to 2009. As was the case in most of the markets, a drop in depreciation and amortization expense aided the Market’s overall results in both years. Also following trend, newsprint costs rose 7.3% in 2011, but decreased 24% to contribute to the expense savings in 2010 from the prior year.

Operating expenses in the Ohio/Rhode Island Market decreased 8.1% in 2011 and increased 3.6% in 2010 compared to the prior year. In 2011, careful management of discretionary spending manifested itself through lower departmental expense and drove the Market’s overall operating expense reduction. Savings in depreciation and amortization also contributed to the Market’s expense savings. Due to similar circumstances as those at the Mid-South Market in 2010, improved prior-year performance in the Ohio/Rhode Island Market led to higher sales incentives and commissions. Newsprint was not a factor as the Company does not operate any newspapers in the Ohio/Rhode Island Market.

Advertising Services & Other

Advertising Services & Other (ASO) primarily includes:

•	Blockdot - an advergaming business that also produces other forms of branded entertainment;

•	DealTaker.com - an online social shopping portal;

•	NetInformer - a provider of mobile advertising and marketing services; and

•	Production Services - comprised primarily of a provider of broadcast equipment and studio design services.

Revenues in the Advertising Services & Other Segment decreased 36% in 2011 from the comparative period of 2010. The Market’s revenue decline was due in large part to a $6.8 million (76%) reduction in revenues at DealTaker.com that was driven by a significant change in the way Internet search results are delivered by Google that affected many e-commerce businesses. Also contributing to the Market’s decreased revenues was a $2.3 million (41%) decline in revenues at Blockdot due to the softness of the economy. NetInformer displayed modest revenue improvement and posted a $.4 million (50%) increase in 2011.

Revenues in the ASO decreased 6.1% in 2010 and were comprised of revenue declines of 15% at Blockdot (attributable to fewer advergaming projects) and 6.3% at DealTaker.com (due to lower placement within search engine results), combined with the absence of certain products which are now either being managed in their respective geographic market or have been discontinued. The revenue shortfall from 2009 was partially offset by an 11% increase in revenues in the Production Services operations due to higher sales and installation of broadcast equipment and, to a lesser degree, a 37% revenue improvement at NetInformer.

Operating costs were down approximately 10% in 2011 and 1% in 2010. In 2011, lower compensation costs combined with targeted expense reductions at Blockdot to produce the savings. In 2010, higher costs associated with investments to grow the mobile business were more than offset by the absence of expenses associated with the previously mentioned products which no longer reside in the ASO segment.

Operating Profit (Loss)

The following chart shows the change in operating profit (loss) by market; the year-over-year movement in market operating profit was driven by the underlying fluctuations in revenue and expense as detailed in the previous discussion.

	2011 versus 2010		2010 versus 2009
($ in millions)	Amount	Percent	Amount	Percent
Virginia/Tennessee	$(7.8)	(21.5)	$(3.2)	(8.1)
Florida	(17.9)	NM	6.9	161.7
Mid-South	(4.9)	(13.6)	14.9	70.5
North Carolina	0.2	4.3	0.8	16.2
Ohio/Rhode Island	(4.0)	(19.1)	10.3	97.8
Advertising Services & Other	(6.9)	NM	(1.4)	(31.8)

	$(41.3)	(36.5)	$28.3	33.3

“NM” is not meaningful.

With the exception of North Carolina, all markets fell short in 2011 of achieving their 2010 operating profit performance. The North Carolina Market was successful at outpacing lower revenues by reducing operating costs. Revenues were down in this off-election year at all markets due to a lack of Political advertising and to a soft advertising market, particularly at the Company’s Print operations; lower revenues consequently drove the operating profit declines for most markets. Excluding the Mid-South Market, all other markets successfully reduced operating costs. In 2011, the Florida Market fell farthest from its prior-year mark; however, a course of action was put into motion in late 2011 that included a 20% reduction in workforce (at the print and online operations in Tampa), a fresh leadership team and other cost-saving measures that will continue to improve the Florida Market’s performance as 2012 unfolds.

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

Interest expense

Interest expense decreased $6.6 million (9.4%) in 2011 from the prior year. The prior year included $5.5 million in debt issuance costs that were immediately expensed when the Company entered into its revised financing structure in February 2010. Absent this write-off, interest expense would have decreased less than 2% due primarily to a $13 million reduction in average debt outstanding and the remaining interest rate swaps maturing in the third quarter of 2011.

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

Impairment

In 2011, the effects of the weakening economic recovery on certain of the Company’s geographic markets, combined with the stock market’s perception of the value of media company stocks, including Media General’s, led the Company to perform an interim goodwill impairment test during the third quarter of 2011. It resulted in a non-cash pretax goodwill impairment charge of $26.6 million related to certain print properties in the Virginia/Tennessee Market. Later in 2011, DealTaker.com failed its annual impairment test, resulting in a pretax impairment charge totaling $6 million (comprised of $3.7 million related to goodwill and $2.3 million related to other intangibles). For additional information on these impairment charges, see the Intangible Assets section under Critical Accounting Estimates and Assumptions in this MD&A and Note 2 of Item 8 in this Form 10-K.

Income taxes

The Company’s 2011 and 2010 tax rate had an unusual relationship to pretax income from continuing operations due primarily to the existence of a full deferred tax valuation allowance. Income tax expense in 2011 and 2010 was $11 million and $25 million, respectively; both periods were heavily impacted by the presence of additional valuation allowance (of $25 million and $30 million, respectively) in connection with the tax amortization of the Company’s indefinite-lived intangible assets that is not available to offset existing deferred tax assets (termed a “naked credit”). In 2011, this non-cash tax expense was partially offset by the tax benefit related to the impairment charge and a benefit related to the maturity of the interest rate swaps and the resultant tax effect on Other Comprehensive Income (OCI). In 2010, the expense related to the naked credit was partially offset by tax benefits related to an additional 2009 net operating loss (NOL) carryback refund and a favorable settlement of a state income tax issue. In contrast, the Company reported an income tax benefit of $29 million in 2009, reflecting an effective tax rate on the loss from continuing operations of 39%. The 2009 rate reflects a normalized tax rate attributed to a NOL carryback benefit of approximately $25 million and a tax benefit related to a favorable outcome in a state income tax case, as well as the intraperiod tax allocation rules.

As of December 25, 2011 and December 26, 2010 the Company had a valuation allowance of $117 million and $62 million, respectively, recorded against its net deferred tax asset because cumulative pretax income in recent years was in an overall loss position principally due to non-cash impairment charges. The year-over-year increase was primarily attributable to the additional valuation allowance required in connection with the naked credit, a significant increase in the unfunded pension liability recorded against OCI, as well as the current year’s taxable loss. See Note 3 in Item 8 of this Form 10-K for a complete discussion of the Company’s deferred tax asset valuation allowance.

Other

The Company’s network affiliation agreements with NBC were originally scheduled to expire on December 31, 2011 but were extended through June 30, 2012 as negotiations for a long-term agreement continue. These negotiations may result in an increase in network compensation payments to NBC, under which the broadcaster compensates the network for programming pursuant to affiliation agreements. The Company’s network affiliation agreements for its ABC and CBS stations are due for renewal in 2014 and 2015, respectively. The Company currently expects that it will renew these network affiliation agreements prior to their expiration dates.

The Company has certain plans in place, mainly the Supplemental 401(k) Plan and the Director’s Deferred Compensation Plan, which are designed to align the interests of the participants with those of the shareholders. Future fluctuations in the Company’s stock price could have a significant effect on the amount of expense recognized. Each $1 change in the Company’s stock price as of December 25, 2011 would have affected the Company’s pretax operating results by approximately $.6 million.

The Company also maintains a Deferred Compensation Plan for certain employees. Unlike a 401(k) plan, the obligation resides with the Company and earnings are credited to each participant’s account based on the performance of participant-directed hypothetical equity and bond funds rather than actual investment activity. Historically, the Company directed investments associated with its company-owned life insurance policies to mirror investments used to determine the liability under the Deferred Compensation Plan. However, when amounts are borrowed under the company-owned life insurance policies for any considerable period of time, the Company is exposed to the market volatility related to its Deferred Compensation Plan liability. As of December 25, 2011, the Company had substantial borrowings under its company-owned life insurance policies and is not permitted to repay these loans pursuant to a February 2012 amendment to its credit agreement. A 10% change in these investments as of year end would have raised or lowered the liability and the Company’s operating results by approximately $1.1 million.

LIQUIDITY

The Company’s main source of liquidity remains its cash flow from operations. Although economic difficulties in recent years have adversely affected cash generation, the Company’s cash provided by operating activities totaled $17 million, $86 million, and $34 million in 2011, 2010, and 2009, respectively. Changes in balance sheet accounts such as income taxes refundable, company-owned life insurance policies, accrued expenses (including interest) can and did have an impact on this amount from year to year as shown on the Consolidated Statements of Cash Flows, but the underlying operating performance of the Company remains the key component. As of December 25, 2011, the Company did not have a material amount available to borrow against its company-owned life insurance policies.

Historically, all cash flow was used to repay debt and then, if additional working capital was needed, it was borrowed from a large revolving credit facility. While the Company still has a revolving facility, it is smaller. As of December 25, 2011, nothing was outstanding under that facility and there was $66 million of capacity available to be borrowed. However the Company’s ability to borrow under the revolving facility at any given time was constrained by its leverage ratio, as defined in the agreement. Additionally, the Company had a cash and cash equivalent balance of $23 million.

The Company produced annual operating cash flow (operating income (loss) plus depreciation and amortization less non-cash goodwill and other asset impairment and gains on insurance recoveries) of $84 million, $125 million, and $108 million, respectively, in 2011, 2010, and 2009. An amount within this range is expected for 2012. Interest payments are expected to utilize a substantial portion of operating cash flow in 2012. Other significant outflows will include capital expenditures and pension plan contributions. Capital expenditures have ranged from $18 million to $26 million over the past three years. In 2012, the Company anticipates capital spending will be close to $20 million (the limit under the amended credit agreement). Retirement Plan contributions have been in the $10 million to $20 million range over the last three years, with approximately $13 million currently expected in 2012.

Debt Agreements

On March 20, 2012, the Company amended its existing bank credit agreement. The amendments included covenant modifications that provide the Company more flexibility to operate in the current uncertain economic environment. Additionally, the amended agreement provides for an extension of the maturity date of the $363 million of bank debt from March 29, 2013 to March 30, 2015, if certain criteria are met. The trigger for this extension will be raising at least $225 million for the benefit of the Company’s credit facilities (the “extension event”) prior to May 25, 2012. The Company is currently evaluating its available options to raise the amounts needed to trigger the extension event. Of the $225 million raised to activate the extension event, at least $190 million must be applied to prepay the outstanding term loan and an amount determined by formula must be set aside in a liquidity account, as defined in the agreement. Within certain guidelines, the Company may withdraw funds from the liquidity account for general corporate purposes. However, all funds in the liquidity account must be depleted prior to accessing the Company’s revolving credit facility (the “revolver”). Upon amendment of the Company’s existing credit agreement, the Company’s maximum borrowing capacity under its revolver was reduced to $45 million with no amount outstanding at that time; its unused commitment fee rose to 2.5%. The Company’s ability to borrow under this facility at any given time may be constrained by its leverage ratio, as defined in the agreement.

The agreement allows for the issuance of new notes to refinance the Company’s existing indebtedness. Net cash proceeds received from the issuance of any new notes must be applied to the term loan, outstanding revolver loans, if any, or deposited in the liquidity account by formula defined in the agreement. In addition to the term loan paydown, the revolving commitment will be correspondingly reduced with any increases to the liquidity account funding in excess of $15 million.

The amended bank term loan has an interest rate of LIBOR (with a 1.5% floor) plus a margin ranging from 5% to 7% (and commitment fees ranging from 2.25% to 2.50%), determined by the Company’s leverage ratio, as defined in the agreement. In addition to this cash interest, the Company will accrue payment-in-kind (PIK) interest of 1.5%. PIK interest increases the bank term loan outstanding and is payable in cash at loan maturity. The PIK rate is subject to increase if the yield-to-maturity on any new notes exceeds 13%. The amended agreement has two main financial covenants; a leverage ratio and an interest coverage ratio which involve debt levels, a rolling four-quarter calculation of EBITDA, and cash paid for interest (excluding certain fees and PIK), all as defined in the agreement. The leverage ratio is calculated as the ratio of total indebtedness (including long-term debt, short-term capitalized leases, guarantees and letters of credit) to earnings before interest, taxes, depreciation and amortization (EBITDA) (rolling four quarters of EBITDA adjusted for severance and other shutdown charges, non-operating non-cash charges less gains and broadcast film rights’ amortization charges, less cash payments). The interest coverage ratio is calculated as the ratio of EBITDA (as defined for the leverage ratio) to cash interest paid (excluding certain fees). Depending on the quarter, the maximum leverage ratio allowed under the amended agreement falls between 7.1 and 9.5; likewise, the required minimum interest coverage ratio is in the 1.0 to 1.5 range. Additionally, there are restrictions on the Company’s ability to pay dividends, make capital expenditures above certain levels, repurchase its stock, make pension plan contributions above the amount required to maintain 80% plan funding, and engage in certain other transactions such as making investments or entering into capital leases above certain preset levels.

As of the end of 2011, the Company had in place with its syndicate of banks a $363 million term loan that was fully drawn and a revolving credit facility with availability of $66 million and no outstanding balance. Also outstanding were 11.75% senior notes with a par value of $300 million that were sold at a discount and carried on the balance sheet at year end at $295 million. The bank credit facilities mature in March 2013 (absent the occurrence of the extension event) and bore an interest rate of LIBOR plus a margin (4.75% as of December 25, 2011) based on the Company’s leverage ratio, as defined in the agreement. As of December 25, 2011, the agreements had two main financial covenants: a leverage ratio (7.43 compared to the maximum allowable ratio of 7.75) and a fixed charge coverage ratio (1.1 compared to a minimum fixed charge coverage ratio of .95). The leverage ratio is calculated as described above. The fixed charge coverage ratio is calculated as the ratio of EBITDA (as defined for the leverage ratio) less capital expenditures to fixed charge expense (defined as cash interest paid plus cash taxes paid).

The Company has pledged its cash and assets as well as the stock of its subsidiaries as collateral; the Company’s subsidiaries also guarantee the debt of the parent company. The bank term loan facility contains an annual requirement to use excess cash flow (as defined within the agreement) to repay debt. Other factors, such as the sale of assets and the issuance of new notes, may also result in a mandatory prepayment of the bank term loan. As of December 25, 2011, the Company had no mandatory excess cash flow payments due as a result of the principal prepayments made during 2011. In addition, the Company was in compliance with all covenants at December 25, 2011, and expects to remain in compliance under the revised covenants contained in the amended credit agreement.

Since the beginning of 2009, the Company has repaid approximately $74 million of debt. As the wider economy and the Company’s performance deteriorated during 2009, the Company took the necessary actions to remain compliant with all debt covenants, including reducing its operating expenses through a series of cost elimination and reduction efforts. In 2009, the Company indefinitely suspended its dividend, suspended the match of its 401(k) plan effective April 1st, froze benefits under its retirement plans, and implemented an employee furlough program whereby most employees had 15 days of unpaid leave. In 2011, the company restored a 2% match to its 401(k) plan and provided for merit-based employee raises equating to 2% of total salaries, the first such raises since 2008. However, as the year unfolded, a faltering recovery prompted another round of employee furloughs whereby most employees had to take 15 days of unpaid leave. There were no management bonuses or profit-sharing payments for employees in 2011, 2010 or 2009.

The Company believes that the combination of its operating cash flow over the next year, its borrowing capacity under its amended credit agreement and cash on hand, provides the necessary financial flexibility to manage its working capital, capital expenditures, interest, pension and other cash needs while developing new products and revenue streams and maintaining existing ones. The Company currently anticipates its 2012 operating results will include higher revenues as the economy continues to improve, particularly at its television stations due to the typical even-year presence of Olympics and Political advertising. The Company will continue to monitor its revenues, expense levels, and debt covenants and will adjust its operations and capital expenditures as appropriate to maintain cash flow.

The Company does not have material off-balance sheet arrangements.

The table that follows shows long-term debt and other specified obligations of the Company as of December 25, 2011:

(In millions)	Payments Due By Periods
			2013	2015	2017 and beyond
Contractual obligations[1]	Total	2012	2014	2016
Bank term loan facility:[2]
Principal	$363.1	$—	$363.1	$—	$—
Interest	22.8	18.3	4.5	—	—
11.75% Senior Notes:[3]
Principal	300.0	—	—	—	300.0
Interest	193.9	35.3	70.5	70.5	17.6
Capitalized leases[4]	0.3	0.1	0.1	0.1	—
Operating leases[5]	21.6	5.5	6.1	3.3	6.7
Broadcast film rights[6]	29.9	7.0	20.9	1.8	0.2
Estimated benefit payments from Company assets[7]	61.2	5.9	12.2	12.4	30.7
Purchase obligations[8]	167.9	106.3	50.6	5.6	5.4

Total specified obligations	$1,160.7	$178.4	$528.0	$93.7	$360.6

[1]

Other than the estimated benefit payments from company assets and broadcast film rights disclosed above and discussed further below, the table excludes items contained in “Other liabilities and deferred credits” on the Consolidated Balance Sheets, primarily because the ultimate timing and amount of these future payments is not determinable. As disclosed in Note 3 of Item 8 of this Form 10-K, the Company had a non-current liability for uncertain tax positions of approximately $1.4 million at December 25, 2011. The Company cannot reasonably estimate the amount or period in which the ultimate settlement of these uncertain tax positions will occur, therefore the contractual obligations table excludes this liability.

[2]

The bank term loan facility matures in March 2013 (absent the occurrence of the extension event), however, there is an annual requirement to use excess cash flow to repay debt. Other factors such as the sale of assets and the issuance of new notes may also result in a mandatory prepayment. The Company made principal payments of $6.3 million in 2011. Interest obligations presented in the table above are based on the December 2011 LIBOR plus a margin of 4.75% and assume no prepayments of principal; actual interest payments could differ substantially due to the amendments described above.

[3]	The 11.75% senior notes mature in February 2017 and cannot be prepaid until 2014. Interest obligations presented above assume no prepayments of principal.
[4]	Represents minimum rental commitments under capitalized leases. Amounts are recorded on the Consolidated Balance Sheets at their initial present value less principal payments.
[5]	Represents minimum rental commitments under noncancelable leases with terms in excess of one year.
[6]

Broadcast film rights include both recorded short-term and long-term liabilities for programs which have been produced and unrecorded commitments to purchase film rights which are not yet available for broadcast.

[7]

Actuarially estimated benefit payments under pension and other benefit plans expected to be funded directly from Company assets through 2021, which excludes expected contributions to the Retirement Plan. The Company currently expects to make contributions of $13 million to its qualified pension plan in 2012 based on current estimates of ERISA minimums. A further discussion is included in the paragraph that follows this chart.

[8]

Purchase obligations include: 1) all current liabilities not otherwise reported in the table that will require cash settlement, 2) significant purchase commitments for fixed assets, and 3) significant non-ordinary course contract-based obligations. Purchase obligations also include the Company’s purchase commitment to SPNC for 35 thousand tons of newsprint in both 2012 and 2013 and 8.8 thousand tons of newsprint in the first quarter of 2014. The Company’s SPNC commitment was estimated using an average price for all of its newsprint vendors as of December 25, 2011. Actual payments could differ from this estimate as newsprint prices have historically been highly volatile.

The Company’s unfunded obligation under its pension plans increased (see Note 8 of Item 8 of this Form 10-K) due to a 4.4% decline in the value of plan assets and a 10% increase in the plans’ liabilities, primarily because of a lower discount rate. The Company made required contributions of $11 million to its Retirement Plan in 2011 and currently anticipates making contributions of $13 million in 2012 based on current estimates of ERISA minimums. Many factors influence the required funding for the plan including the return on invested assets, funding requirements that are set forth by ERISA in enacting the laws passed by Congress, and the long-term discount rates that are applied to the funds’ benefit liabilities. The amounts shown in the preceding table do not reflect plan contributions. If the factors noted above remain unchanged, the Company’s required contributions in subsequent years would be in the $10 million to $20 million range.

OUTLOOK FOR 2012

Small indicators of a progressively improving economy are encouraging as 2012 begins to unfold. In addition, Broadcast revenue drivers are strong and the Company’s highly ranked stations are positioned to garner the associated revenues from Political, Olympic and Super Bowl advertising (both shown on the Company’s eight NBC stations), as well as higher retransmission fees. Retransmission revenues are expected to increase meaningfully in the coming years beginning in early 2012 as the Company renegotiates rates upon renewing agreements. Despite an expectation of slightly higher operating costs, due partly to the absence of furlough savings and increased newsprint costs in 2012, higher revenues are expected to generate increased operating profits. While interest costs will be higher in 2012, the Company’s recently amended credit agreement will provide the Company with more flexibility to operate in an uncertain advertising environment, as well as expanded opportunities to reduce total debt through asset sales and pursue further refinancing options. The Company will continue to focus on the importance of its digital strategy through expanding its paid-content initiatives, seeking beneficial partnerships with other fast-growing online businesses, developing new technology, and broadening its product offerings. Additionally, the restructuring at the Company’s Florida print operations and other cost-saving measures should contribute meaningfully to cash flow growth in 2012.

Non-GAAP Financial Metrics

The Company has presented the following non-GAAP financial metrics in Management’s Discussion and Analysis: operating cash flow, income (loss) from continuing operations before income taxes excluding impairment charges, and operating costs excluding impairment charges. The Company believes these metrics are useful to shareholders and investors in understanding the Company’s financial results due to the outsized impact impairment and insurance gains have had on the Company’s consolidated statements of operations. Specifically, the Company believes these metrics help investors and shareholders evaluate the effect the Company’s cost-cutting initiatives have had on its financial performance; management does not use these metrics for any other purpose. A reconciliation of these non-GAAP financial metrics to amounts on the consolidated statements of operations is included in the charts that follow:

(in thousands, except percentages)	2011	2010	2009

Operating income (loss)	$(247)	$72,888	$(33,126)
Depreciation and amortization	51,575	53,089	59,178
Goodwill and other asset impairment (included in operating income (loss))	32,645	—	84,220
Gain on insurance recovery	—	(956)	(1,915)

Operating cash flow	$83,973	$125,021	$108,357

	2011	2010	2009

Income (loss) from continuing operations before income taxes	$(63,620)	$2,789	$(73,431)
Goodwill and other asset impairment	32,645	—	84,220

Income (loss) from continuing operations before income taxes excluding impairment charges	$(30,975)	$2,789	$10,789

	2011	2010	2009

Operating costs	$616,454	$605,227	$690,738
Goodwill and other asset impairment (included in operating costs)	(32,645)	—	(84,220)

Operating costs excluding impairment charges	$583,809	$605,227	$606,518

Percentage change from previous year	(3.5)%	(0.2)%

* * * * * * *

Certain statements in this annual report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to pending transactions and contractual obligations, critical accounting estimates and assumptions, the impact of the Internet, and expectations regarding the effects of its debt financing, the Yahoo!, Zillow and Monster agreements, newsprint prices, retransmission fees, pension and post-retirement plans, general advertising levels and political advertising levels, and the effects of changes to FCC regulations. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “plans,” “hopes”, “may” and similar words, are made as of the date of this filing and are subject to risks and uncertainties that could potentially cause actual results to differ materially from those results expressed in or implied by such statements. The reader should understand that it is not possible to foresee or identify all risk factors. Consequently, any such list should not be considered a complete statement of all potential risks or uncertainties.

These forward-looking statements should be considered with regards to various important factors that could cause actual results to differ materially from estimates or projections including, without limitation: changes in advertising demand, changes to pending accounting standards, changes in circulation levels, changes in consumer preferences for programming, changes in relationships with broadcast networks and lenders, the availability and pricing of newsprint, fluctuations in interest rates, the performance of pension plan assets, health care cost trends, regulatory rulings including those related to ERISA and tax law, natural disasters, and the effects of acquisitions, investments, dispositions, and debt agreements on the Company’s results of operations and its financial condition. Actual results may differ materially from those suggested by forward-looking statements for a number of reasons including those described in Item 1A “Risk Factors” of this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk is principally associated with interest rates and newsprint costs. The Company is subject to interest rate fluctuations related to its debt obligations. These fluctuations are managed by balancing the amount of fixed versus variable-rate borrowings as described more fully in Note 5 of Item 8 of this Form 10-K. Based on the variable-rate debt outstanding during 2011, 2010, and 2009, a 50 basis point change in interest rates would have altered pretax interest expense by approximately $1.2 million in both 2011 and 2010, and $2.7 million in 2009. The decreased exposure to fluctuations in interest rates in 2011 and 2010, as compared to 2009, was primarily attributable to the Company’s new financing structure in the first quarter of 2010 which included the issuance of $300 million senior notes with a fixed interest rate of 11.75%. In the third quarter of 2011, the Company’s remaining interest rate swaps with a notional amount of $200 million matured. Consequently, a larger portion of the Company’s borrowings will be subject to fluctuations in interest rates in 2012.

Newsprint is a commodity whose price is subject to supply and demand imbalances. Newsprint expense represented 20%, 17%, and 21% of the Company’s production costs in 2011, 2010, and 2009, respectively. Focused solely on the number of tons consumed, a $10 change in newsprint prices would have altered the Company’s newsprint expense by approximately $500 thousand in 2011, 2010 and 2009.

Item 8.	Financial Statements and Supplementary Data

Report of Management on Media General, Inc.’s Internal Control over Financial Reporting

Management of Media General, Inc., (the Company) has assessed the Company’s internal control over financial reporting as of December 25, 2011, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 25, 2011, the Company’s system of internal control over financial reporting was operating effectively based upon the specified criteria.

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

March 22, 2012

/s/ Marshall N. Morton	/s/ James F. Woodward

Marshall N. Morton	James F. Woodward
President and	Vice President-Finance and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting

To the Board of Directors and Stockholders of

Media General, Inc.

We have audited the internal control over financial reporting of Media General, Inc. and subsidiaries (the “Company”) as of December 25, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Media General, Inc.’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 25, 2011 of the Company and our report dated March 22, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Richmond, Virginia

March 22, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Media General, Inc.

We have audited the accompanying consolidated balance sheets of Media General, Inc. and subsidiaries (the “Company”) as of December 25, 2011, and December 26, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 25, 2011. Our audits also included the financial statement schedule listed in the accompanying index in Item 15 for each of the two years in the period ended December 25, 2011. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Media General, Inc. and subsidiaries as of December 25, 2011, and December 26, 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 25, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 25, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Richmond, Virginia

March 22, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Media General, Inc.

We have audited the consolidated balance sheet of Media General, Inc., as of December 27, 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the accompanying index in Item 15 for the year ended December 27, 2009. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Media General, Inc., at December 27, 2009 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Richmond, Virginia

January 28, 2010

Media General, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Years Ended
	December 25, 2011	December 26, 2010	December 27, 2009

Revenues
Broadcast television	$278,669	$306,750	$258,967
Digital media and other	37,977	42,993	41,143
Print	299,561	328,372	357,502

Total revenues	616,207	678,115	657,612

Operating costs:
Employee compensation	285,635	297,725	300,439
Production	139,963	147,482	154,785
Selling, general and administrative	106,636	107,887	94,031
Depreciation and amortization	51,575	53,089	59,178
Goodwill and other asset impairment (Note 2)	32,645	—	84,220
Gain on insurance recovery	—	(956)	(1,915)

Total operating costs	616,454	605,227	690,738

Operating income (loss)	(247)	72,888	(33,126)

Other income (expense):
Interest expense	(64,408)	(71,053)	(41,978)
Income on investments	—	—	701
Other, net	1,035	954	972

Total other expense	(63,373)	(70,099)	(40,305)

Income (loss) from continuing operations before income taxes	(63,620)	2,789	(73,431)
Income tax expense (benefit)	10,702	25,427	(28,638)

Loss from continuing operations	(74,322)	(22,638)	(44,793)
Discontinued operations:
Income from discontinued operations (net of income taxes of $2)	—	—	155
Net gain related to divestiture of discontinued operations (net of income taxes of $144)	—	—	8,873

Net loss	$(74,322)	$(22,638)	$(35,765)

Earnings (loss) per common share (basic and diluted):

Loss from continuing operations	$(3.31)	$(1.01)	$(2.01)
Income from discontinued operations	—	—	0.40

Net loss	$(3.31)	$(1.01)	$(1.61)

Notes to Consolidated Financial Statements begin on page 44.

Media General, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share amounts)

ASSETS

	December 25, 2011	December 26, 2010
Current assets:
Cash and cash equivalents	$23,141	$31,860
Accounts receivable (less allowance for doubtful accounts 2011 - $4,903; 2010 - $5,003)	96,961	102,314
Inventories	5,704	7,053
Other	21,251	29,745

Total current assets	147,057	170,972

Other assets	33,413	40,629

Property, plant and equipment, at cost:
Land	36,547	37,186
Buildings	311,486	311,716
Machinery and equipment	536,569	538,005
Construction in progress	1,750	6,131
Accumulated depreciation	(511,639)	(494,099)

Net property, plant and equipment	374,713	398,939

FCC licenses and other intangibles - net	206,170	214,416

Excess of cost over fair value of net identifiable assets of acquired businesses	324,688	355,017

Total assets	$1,086,041	$1,179,973

Notes to Consolidated Financial Statements begin on page 44.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 25, 2011	December 26, 2010
Current liabilities:
Accounts payable	$26,595	$30,030
Accrued expenses and other liabilities	74,069	89,784

Total current liabilities	100,664	119,814

Long-term debt	658,216	663,341

Retirement, post-retirement, and post-employment plans	223,132	170,670

Deferred income taxes	45,954	34,729

Other liabilities and deferred credits	24,122	27,497

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock ($5 cumulative convertible), par value $5 per share: authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 22,548,741 and 22,493,878 shares	112,744	112,469
Class B, authorized 600,000 shares; issued 548,564 shares	2,743	2,743
Additional paid-in capital	28,711	26,381
Accumulated other comprehensive loss:
Unrealized loss on derivative contracts	—	(2,228)
Pension and postretirement	(185,116)	(124,571)
Retained earnings	74,871	149,128

Total stockholders’ equity	33,953	163,922

Total liabilities and stockholders’ equity	$1,086,041	$1,179,973

Notes to Consolidated Financial Statements begin on page 44.

Media General, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except shares and per share amounts)

	Class A Shares	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
		Class A	Class B				Total
Balance at December 28, 2008	22,250,130	$111,251	$2,759	$21,934	$(188,139)	$207,422	$155,227
Net loss		—	—	—	—	(35,765)	(35,765)
Unrealized gain on derivative contracts (net of deferred taxes of $134)		—	—	—	8,236	—	8,236
Pension and postretirement (net of deferred taxes of $1,011)		—	—	—	62,200	—	62,200

Comprehensive income							34,671
Performance accelerated restricted stock	(55,253)	(276)	—	(333)	—	75	(534)
Stock-based compensation		—	—	2,389	—	—	2,389
Other	47,082	235	—	263	—	—	498

Balance at December 27, 2009	22,241,959	111,210	2,759	24,253	(117,703)	171,732	192,251

Net loss		—	—	—	—	(22,638)	(22,638)
Unrealized gain on derivative contracts ($0 deferred taxes)		—	—	—	7,463	—	7,463
Pension and postretirement ($0 tax benefit)		—	—	—	(16,559)	—	(16,559)

Comprehensive loss							(31,734)
Exercise of stock options	92,085	460	—	(262)	—	—	198
Performance accelerated restricted stock	155,886	779	—	(779)	—	34	34
Stock-based compensation		—	—	3,154	—	—	3,154
Other	3,948	20	(16)	15	—	—	19

Balance at December 26, 2010	22,493,878	112,469	2,743	26,381	(126,799)	149,128	163,922

Net loss		—	—	—	—	(74,322)	(74,322)
Unrealized gain on derivative contracts ($4,663 deferred taxes)		—	—	—	2,228	—	2,228
Pension and postretirement ($2,688 tax benefit)		—	—	—	(60,545)	—	(60,545)

Comprehensive loss							(132,639)
Exercise of stock options	22,132	111	—	(63)	—	—	48
Issuance of stock to director upon retirement	109,602	548	—	94	—	—	642
Performance accelerated restricted stock	(77,732)	(389)	—	271	—	65	(53)
Stock-based compensation		—	—	2,117	—	—	2,117
Other	861	5	—	(89)	—	—	(84)

Balance at December 25, 2011	22,548,741	$112,744	$2,743	$28,711	$(185,116)	$74,871	$33,953

Media General, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended
	December 25,	December 26,	December 27,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(74,322)	$(22,638)	$(35,765)
Adjustments to reconcile net loss:
Depreciation	40,348	40,896	46,015
Amortization	11,227	12,193	13,177
Deferred income taxes	10,727	30,025	10,948
Uncertain tax positions	(25)	(1,667)	(4,771)
Intraperiod tax allocation	—	—	(1,145)
Income on investments	—	—	(701)
Goodwill and other asset impairment	32,645	—	84,220
Provision for doubtful accounts	2,143	2,626	4,087
Gain on insurance recovery	—	(956)	(1,915)
Write-off of previously deferred debt issuance costs	—	1,772	—
Net gain related to divestiture of discontinued operations	—	—	(8,873)
Change in assets and liabilities:
Income taxes refundable	933	26,697	(22,587)
Company owned life insurance (cash surrender value less policy loans including repayments)	1,832	(127)	(1,216)
Accounts receivable and inventory	4,559	(956)	(669)
Accounts payable, accrued expenses and other liabilities	(7,457)	17,321	(28,985)
Retirement plan contributions	(10,549)	(20,000)	(15,000)
Other, net	4,635	520	(3,042)

Net cash provided by operating activities	16,696	85,706	33,778

Cash flows from investing activities:
Capital expenditures	(19,053)	(26,482)	(18,453)
Proceeds from sales of discontinued operations and investments	—	—	17,625
Insurance proceeds related to machinery and equipment	—	—	3,120
Collection of note receivable	—	—	5,000
Other, net	448	692	2,991

Net cash (used) provided by investing activities	(18,605)	(25,790)	10,283

Cash flows from financing activities:
Increase in bank debt	112,500	134,156	215,700
Repayment of bank debt	(118,786)	(476,653)	(233,840)
Proceeds from issuance of senior notes	—	293,070	—
Debt issuance costs	—	(12,078)	—
Other, net	(524)	217	169

Net cash used by financing activities	(6,810)	(61,288)	(17,971)

Net (decrease) increase in cash and cash equivalents	(8,719)	(1,372)	26,090
Cash and cash equivalents at beginning of year	31,860	33,232	7,142

Cash and cash equivalents at end of year	$23,141	$31,860	$33,232

Notes to Consolidated Financial Statements begin on page 44.

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

Fiscal year

The Company’s fiscal year ends on the last Sunday in December. Results for 2011, 2010, and 2009 are for the 52-week periods ended December 25, 2011, December 26, 2010 and December 27, 2009, respectively.

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

Revenue recognition

The Company’s principal sources of revenue are advertising revenue (which includes the sale of advertising in its newspapers, the sale of airtime on its television stations, and the sale of advertising on its newspaper and television websites and portals) and newspaper circulation revenue (the sale of newspapers to individual subscribers and distributors). The Company’s gross advertising revenue and newspaper circulation revenue for 2011, 2010, and 2009 were as follows:

(In thousands)	2011	2010	2009
Advertising revenue	$531,297	$591,674	$564,249
Newspaper circulation revenue	63,295	66,691	69,872

In addition, the Company sells, and derives revenues from other online activities (including an online advergaming development firm and an online shopping portal), from cable and satellite retransmission of its broadcast programs, from its printing/distribution operations, as well as from the sale of broadcast equipment and studio design services. However, none of these sources of revenue currently account for more than 10% of total revenue.

Advertising revenue is recognized when advertisements are published, aired or displayed, or when related advertising services are rendered. Newspaper advertising contracts, which generally have a term of one year or less, may provide rebates or discounts based upon the volume of advertising purchased during the terms of the contracts. Estimated rebates and discounts are recorded as a reduction of revenue in the period the advertisement is displayed. This requires the Company to make certain estimates regarding future advertising volumes. Estimates are based on various factors including historical experience and advertising sales trends. These estimates are revised as necessary based on actual volumes realized. Agency commissions, primarily related to broadcast advertising, are recorded as a reduction of revenue. Newspaper circulation revenue is recognized when purchased newspapers are distributed. Subscription revenue is recognized on a pro-rata basis over the term of the subscription. Amounts received from customers in advance are deferred until the newspaper has been delivered. Commission revenues from the online shopping portal are recognized upon third-party notification of consumer purchase. Retransmission revenues from cable and satellite are recognized based on average monthly subscriber counts and contractual rates. Printing revenue for external customers as well as third-party distribution revenue is recognized when the product is delivered in accordance with the customers’ instructions. Revenues from fixed price contracts (such as studio design services or advergaming development) are recognized under the percentage of completion method, measured by actual cost incurred to date compared to estimated total costs of each contract.

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

Accounts receivable and concentrations of credit risk

Media General is a diversified communications company which sells products and services to a wide variety of customers located principally in the southeastern United States. The Company’s trade receivables result from the sale of advertising and content within its operating segments and have a contractual maturity of less than one year. The Company routinely assesses the financial strength of significant customers, and this assessment, combined with the large number and geographic diversity of its customer base, limits its concentration of risk with respect to trade receivables. The Company maintains an allowance for doubtful accounts based on both the aging of accounts at period end and specific reserves for certain customers. Accounts are written off when deemed uncollectible.

Inventories

Inventories consist principally of raw materials (primarily newsprint) and broadcast equipment, and are valued at the lower of cost or market using the specific identification method.

Self-insurance

The Company self-insures for certain employee medical and disability income benefits, workers’ compensation costs, as well as automobile and general liability claims. The Company’s responsibility for workers’ compensation and auto and general liability claims is capped at a certain dollar level (generally $100 thousand to $350 thousand depending on claim type). Insurance liabilities are calculated on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims. Estimates for projected settlements and incurred but not reported claims are based on development factors, including historical trends and data, provided by a third party.

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

Intangible and other long-lived assets

Intangible assets consist of goodwill (which is the excess of purchase price over the net identifiable assets of businesses acquired), FCC licenses, network affiliations, subscriber lists, other broadcast intangibles, intellectual property, and trademarks. Indefinite-lived intangible assets (goodwill, FCC licenses and trademarks) are not amortized, but finite-lived intangibles (network affiliations, subscriber lists and other broadcast intangibles) are amortized using the straight-line method over periods ranging from one to 25 years. Internal use software is amortized on a straight-line basis over its estimated useful life, not to exceed five to seven years.

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

FCC broadcast licenses are granted for maximum terms of eight years and are subject to renewal upon application to the FCC. The terms of several of the Company’s FCC licenses have expired, however the licenses remain in effect until action on the renewal applications has been completed. The Company filed all of its applications for renewal in a timely manner prior to the applicable expiration dates and expects its applications will be approved when the FCC works through its backlog, as is routine in the industry. The Company’s CBS network affiliation agreements are due for renewal in a weighted-average period of approximately three years. The Company’s network affiliation agreement for its single ABC station is due for renewal in two and one-half years. The Company’s network affiliation agreements with NBC have been extended through June 30, 2012. The Company currently expects that it will renew these network affiliation agreements prior to their expirations dates. Costs associated with renewing or extending intangible assets have historically been insignificant and are expensed as incurred.

Income taxes

The Company provides for income taxes using the liability method. The provision for, or benefit from, income taxes includes deferred taxes resulting from temporary differences in income for financial statement and tax purposes. Such temporary differences result primarily from differences in the carrying value of assets and liabilities. Valuation allowances are established when it is estimated that it is “more likely than not” that the deferred tax asset will not be realized. The evaluation prescribed includes the consideration of all available evidence regarding historical operating results including the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. Future taxable income may be considered with the achievement of positive cumulative financial reporting income (generally the current and two preceding years). Once a valuation allowance is established, it is maintained until a change in factual circumstances gives rise to sufficient income of the appropriate character and timing that will allow a partial or full utilization of the deferred tax asset. Residual deferred taxes related to Other Comprehensive Income (OCI) items are removed from OCI and affect net income when final settlement of the OCI items occurs.

Comprehensive income

The Company’s comprehensive income consists of net income, pension and postretirement related adjustments, unrealized gains and losses on certain investments in equity securities (including reclassification adjustments), and recognition of deferred gains or losses on derivatives designated as hedges.

New accounting pronouncements

The FASB issued ASU 2011-08, Intangibles-Goodwill and Other, which allows companies the option to first assess qualitative factors to determine if it is necessary to perform a two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. See Note 2 for further discussion of the Company’s early adoption of this standard.

The FASB issued ASU 2011-05, Statement of Comprehensive Income, as amended, which requires comprehensive income to be reported in either a continuous statement of comprehensive income or two separate, but consecutive, statements. The guidance does not change the items or the measurement of the items that must be reported in other comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011. The Company adopted this standard at the beginning of 2012 and expects to present comprehensive income in a separate statement in the first quarter of 2012.

Note 2: Intangible Assets and Impairment

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

The Company performs its annual impairment test on the first day of the fourth quarter each year. Additionally, it performs interim impairment tests whenever there are indicators of impairment during the year. As noted above, the Company early adopted ASU 2011-08 and applied the guidance when it conducted its annual impairment testing as of the first day of the fourth quarter. As a result, impairment testing for three reporting units, principally broadcast reporting units, was not required. All other reporting units were tested on an interim basis in August 2011 and/or annually in September 2011 as described below.

In 2011, the effects of the weakening economic recovery on certain of the Company’s geographic markets, combined with the stock market’s perception of the value of media company stocks, including Media General’s, led the Company to perform an interim goodwill impairment test during the third quarter of 2011. It resulted in a non-cash pretax goodwill impairment charge of $26.6 million related to one reporting unit comprised of certain print properties in the Virginia/Tennessee Market. While these print properties are profitable, certain regulatory changes and the overall economy had challenged their ability to achieve historically strong levels of cash flow. Later in 2011, DealTaker.com (a reporting unit) failed its annual impairment test, resulting in a pretax impairment charge totaling $6 million. This non-cash impairment charge was comprised of $3.7 million related to goodwill and $2.3 million related to other intangibles. Similar to many other e-commerce businesses, DealTaker.com has suffered the adverse effects of a significant change in the way Internet search results are delivered by Google.

During 2009, it became clear that the anticipated economic recovery would be delayed, leading the Company to perform a second-quarter interim impairment test, with no impairment indicated. Several developments in the third quarter of 2009 had relevance for purposes of impairment testing. First, at the beginning of the quarter the Company changed its structure from one organized by division (media platform) to one organized primarily by geographic market. At the same time, the Company reallocated goodwill in accordance with its revised market structure. Second, the market’s perception of the value of media stocks rose considerably, which contributed to an increase of approximately $50 million in the estimated fair value of all of the Company’s reporting units in total. Third, there were signs of the economy bottoming out. However, continued lackluster consumer spending in the quarter resulted in further advertising revenue erosion, and the Company’s expectation regarding a recovery in advertising spending was delayed. These factors, together with the more granular testing required by accounting standards as a result of the Company’s new reporting structure, resulted in a third-quarter impairment test in 2009. As a result, the Company recorded non-cash impairment charges related to goodwill totaling approximately $66 million and FCC licenses, network affiliation and other intangibles of approximately $18 million. All previously discussed impairment charges were recorded on the “Goodwill and other asset impairment” line on the Consolidated Statements of Operations and their associated tax benefits are subject to limitations as discussed more fully in Note 3.

The Company has recorded pretax cumulative impairment losses related to goodwill approximating $715 million through December 25, 2011. The following table shows the gross carrying amount and accumulated amortization for intangible assets as of December 25, 2011 and December 26, 2010:

	December 26, 2010		Change		December 25, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Amortization Expense	Impairment charge	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets (including network affiliation, advertiser, programming and subscriber relationships):
Virginia/Tennessee	$55,326	$43,088	$711	$—	$55,326	$43,799
Florida	1,055	1,055	—	—	1,055	1,055
Mid-South	84,048	66,057	4,287	—	84,048	70,344
North Carolina	11,931	10,316	147	—	11,931	10,463
Ohio/Rhode Island	9,157	5,222	358	—	9,157	5,580
Advert. Serv. & Other	6,614	3,847	427	(1,462)	5,152	4,274

Total	$168,131	$129,585	$5,930	$(1,462)	$166,669	$135,515

Indefinite-lived intangible assets:
Goodwill:
Virginia/Tennessee	$96,725			$(26,617)	$70,108
Florida	43,123			—	43,123
Mid-South	118,153			—	118,153
North Carolina	20,896			—	20,896
Ohio/Rhode Island	61,408			—	61,408
Advert. Serv. & Other	14,712			(3,712)	11,000

Total goodwill	355,017			(30,329)	324,688
FCC licenses
Virginia/Tennessee	20,000			—	20,000
Mid-South	93,694			—	93,694
North Carolina	24,000			—	24,000
Ohio/Rhode Island	36,004			—	36,004

Total FCC licenses	173,698			—	173,698
Other	2,172			(854)	1,318

Total	$530,887			$(31,183)	$499,704

The fair value measurements determined for purposes of performing the Company’s impairment tests are considered to be Level 3 under the fair value hierarchy because they required significant unobservable inputs to be developed using estimates and assumptions determined by the Company and reflecting those that a market participant would use. As a result of the 2011 impairment tests described above, goodwill was written down to an implied fair value of approximately $35 million for the reporting unit within the Virginia/Tennessee market and approximately $9 million for DealTaker.com as of the dates of the applicable impairment tests. In addition, other intangibles at DealTaker.com were written down to their fair value of approximately $1 million as of the date of the impairment test.

Intangibles amortization expense is projected to be approximately $3 million in 2012, decreasing to $2 million in each of the years 2013 through 2016.

Note 3: Taxes on Income

In 2011 and 2010, the Company’s tax provision had an unusual relationship to pretax income from continuing operations primarily due to the existence of a full deferred tax valuation allowance and a deferred tax liability that could not be used to offset deferred tax assets (termed a “naked credit”). A reconciliation of income taxes computed at the federal statutory tax rate to actual income tax expense from continuing operations is as follows:

(In thousands)	2011	2010	2009
Income taxes computed at federal statutory tax rate	$(22,267)	$976	$(25,701)
Increase (reduction) in income taxes resulting from:
“Naked credit” related to amortization of intangible assets	24,864	30,025	—
State income taxes, net of federal income tax benefit	(2,428)	626	(3,102)
Increase (decrease) in deferred tax valuation allowance	11,548	(4,823)	6,529
Intraperiod tax allocation	—	—	(1,291)
Change in reserve for uncertain tax positions	(25)	(1,667)	(4,771)
Interest rate swap maturity	(1,975)	—	—
Other	985	290	(302)

Income tax expense (benefit)	$10,702	$25,427	$(28,638)

The Company evaluates the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. Due to impairment charges, the Company had a cumulative pretax loss (when considering the current and two preceding years) and, therefore, could not consider expectations of future income to utilize the deferred tax assets. Other sources, such as income available in a carryback period, future reversal of existing temporary differences, or tax planning strategies were taken into consideration; however, a valuation allowance was deemed necessary as of the end of each year presented. The Company’s deferred tax asset valuation allowance was $116.9 million as of December 25, 2011 and $62.3 million as of December 26, 2010.

In the future, the Company will generate additional deferred tax assets and liabilities related to its amortization of acquired intangible assets for tax purposes (e.g., tax amortization was approximately $63.8 million in 2011 and is expected to be approximately $59.6 million in 2012). Because these long-lived intangible assets are not amortized for financial reporting purposes, the tax amortization in future years will give rise to a temporary difference, and a tax liability ($23.2 million expected in 2012 as compared to $24.9 million in 2011), which will only reverse at the time of ultimate sale or further impairment of the underlying intangible assets. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore, the tax liability cannot be used to offset the deferred tax asset related to the net operating loss (NOL) carryforward for tax purposes that will be generated by the same amortization. This “naked credit” gives rise to the need for additional valuation allowance.

In 2011, tax expense related to the additional valuation allowances required by the “naked credit” was $24.9 million, which was partially offset by the tax benefit related to the impairment charge of approximately

$12.2 million and a $2 million tax benefit related to the maturity of the interest rate swaps and the attendant tax effect in Other Comprehensive Income. In 2010, tax expense related to the additional valuation allowances required by the “naked credit” was $30 million, which was partially offset by an additional $2.9 million tax refund related to the Company’s 2009 NOL carryback claim and a $1.7 million tax benefit related to favorable adjustments to the Company’s reserve for uncertain tax positions. The Company anticipates recording an additional deferred tax valuation allowance of approximately $23 million, $20 million, and $19 million in 2012, 2013, and 2014, respectively. The additional valuation allowance will be recorded as a non-cash charge to income tax expense.

Significant components of income taxes from continuing operations are as follows:

(In thousands)	2011	2010	2009
Federal	$—	$(2,931)	$(29,982)
State	—	—	(4,833)

Current	—	(2,931)	(34,815)

Federal	8,831	25,287	4,358
State	1,896	4,738	61

Deferred	10,727	30,025	4,419

Valuation allowance	—	—	6,529
Change in reserve for uncertain tax positions	(25)	(1,667)	(4,771)

Income tax expense (benefit)	$10,702	$25,427	$(28,638)

Temporary differences, which gave rise to significant components of the Company’s deferred tax liabilities and assets at December 25, 2011, and December 26, 2010, are as follows:

(In thousands)	2011	2010
Deferred tax liabilities:
Difference between book and tax bases of intangible assets	$44,085	$34,019
Tax over book depreciation	60,255	61,614

Total deferred tax liabilities	104,340	95,633

Deferred tax assets:
Employee benefits	(16,847)	(21,683)
Net operating losses	(76,580)	(40,887)
Other comprehensive income items	(82,125)	(61,673)
Other	(2,596)	(3,269)

Total deferred tax assets	(178,148)	(127,512)

Net deferred tax assets	(73,808)	(31,879)
Valuation allowance	116,906	62,275
Deferred tax assets included in other current assets	2,856	4,333

Deferred tax liabilities	$45,954	$34,729

The Company’s NOL for tax purposes was approximately $96 million in 2011, bringing the cumulative total to approximately $174 million at December 25, 2011. These NOLs will be carried forward against future taxable income over a maximum carryforward period of 20 years, as allowed under federal income tax law, and therefore, will begin to expire as early as 2027, but largely in 2030 and 2031 if unused. Due to the Company’s cumulative book loss position discussed above, the Company is unable to assume future taxable income and has recorded a full valuation allowance against the deferred tax asset related to the NOL.

The Company received net refunds of income taxes of $.4 million and $29.2 million in 2011 and 2010 respectively, and paid income taxes of $.1 million, net of refunds, in 2009.

As of December 25, 2011 and December 26, 2010, the Company had $.1 million and $1.1 million of refundable income taxes, respectively, due to pending state income tax refunds.

A reconciliation of the beginning and ending balances of the gross liability for uncertain tax positions is as follows:

(In thousands)	2011	2010	2009
Uncertain tax position liability at the beginning of the year	$1,428	$8,146	$14,971
Additions for tax positions for prior years	67	381	665
Reductions for tax positions for prior years	(73)	(1,858)	(1,658)
Decreases due to settlements	—	(5,241)	(5,832)

Uncertain tax position liability at the end of the year	$1,422	$1,428	$8,146

The entire balance of the liability for uncertain tax positions would impact the effective rate (net of related asset for uncertain tax positions) if underlying tax positions were sustained or favorably settled. The Company recognizes interest and penalties accrued related to uncertain tax positions in the provision for income taxes. As of December 25, 2011, the liability for uncertain tax positions included approximately $.5 million of estimated interest and penalties.

For federal tax purposes, the Company’s tax returns have been audited or closed by statute through 2007 and remain subject to audit for years 2008 and beyond. The Company has various state income tax examinations ongoing and at varying stages of completion, but generally its state income tax returns have been audited or closed to audit through 2007.

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

The net gain related to these sales is shown on the face of the Consolidated Statements of Operations on the line “Net gain related to divestiture of discontinued operations (net of income taxes).” The results of the station and the magazine, and their associated websites, have been presented as discontinued operations in the accompanying Consolidated Statements of Operations for the year ended December 27, 2009, and included:

(In thousands)	2009
Revenues	$4,084
Costs and expenses	3,927

Income before income taxes	157
Income taxes	2

Income from discontinued operations	$155

Note 5: Long-Term Debt and Other Financial Instruments

Long-term debt at December 25, 2011, and December 26, 2010, was as follows:

(In thousands)	2011	2010
Bank term loan facility	$363,126	$369,412
11.75% senior notes	294,919	293,929
Revolving credit facility	—	—
Capitalized leases	171	—

Long-term debt	$658,216	$663,341

On March 20, 2012, the Company amended its financing structure that was in place at that date. See Note 13 for a complete discussion.

At December 25, 2011, the bank term loan facility had a maturity of March 2013 and had an interest rate of LIBOR plus a margin ranging from 3.75% to 4.75% (4.75% at December 25, 2011), determined by the Company’s leverage ratio, as defined in the agreement. The senior notes mature in 2017 and have a face value of $300 million, an interest rate of 11.75%, and were issued at a price equal to 97.69% of face value. At year-end, these agreements had two main financial covenants: a leverage ratio and a fixed charge coverage ratio which involve debt levels, interest expense as well as other fixed charges, and a rolling four-quarter calculation of EBITDA, all as defined in the agreements. The Company pledged its cash and assets as well as the stock of its subsidiaries as collateral; the Company’s subsidiaries also guaranteed the debt of the parent company. Additionally, there are restrictions on the Company’s ability to pay dividends (none were allowed in 2010 or 2011), make capital expenditures above certain levels, repurchase its stock, and engage in certain other transactions such as making investments or entering into capital leases above certain levels. The bank term loan facility contained an annual requirement to use excess cash flow (as defined within the agreement) to repay debt. Other factors, such as the sale of assets, may also result in a mandatory prepayment of a portion of the bank term loan. The Company was in compliance with all covenants as of and through December 25, 2011. The Company had revised its financing structure in the first quarter of 2010 by simultaneously amending and extending its bank term loan facility and issuing senior notes. As a result, the Company immediately expensed previously deferred debt issuance costs of $1.8 million.

At December 25, 2011, the Company had $65.6 million of uncommitted borrowings under its revolving credit facility with nothing outstanding. However, the Company’s ability to borrow under this facility at any given time is constrained by its leverage ratio and the rolling four-quarter calculation of EBITDA, as defined in the agreements. As EBITDA decreases and the leverage ratio increases, the Company’s ability to borrow under the facility diminishes.

Long-term debt maturities during the five years subsequent to December 25, 2011 aggregate $363.3 million, and virtually all of this debt is due in March 2013. The Company’s $300 million senior notes mature in 2017 and cannot be prepaid until 2014, except in certain circumstances defined in the agreement.

In 2006, the Company entered into several interest rate swaps as part of an overall strategy to manage interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR. These interest rate swaps were cash flow hedges with original notional amounts totaling $300 million; swaps with notional amounts of $100 million matured in 2009 and the remaining swaps with notional amounts of $200 million matured in the third quarter of 2011. As of December 26, 2010, the interest rate swaps were carried at fair value (in the line item “Accrued expenses and other liabilities” on the Consolidated Balance Sheets) based on the present value of the estimated cash flows the Company would have received or paid to terminate the swaps; the Company applied a discount rate that was predicated on quoted LIBOR prices and current market spreads for unsecured borrowings. In 2011, 2010, and 2009, $7.3 million, $10.7 million, and $12.2 million, respectively, were reclassified from Other Comprehensive Income (OCI) into interest expense on the Consolidated Statement of Operations as the effective portion of the interest rate swaps. The pretax net change in OCI for 2011, 2010, and 2009 was $6.9 million, $7.5 million, and $8.4 million, respectively. Under the fair value hierarchy, the Company’s interest rate swaps fell under Level 2 (other observable inputs).

The following table includes information about the carrying values and estimated fair values of the Company’s financial instruments at December 25, 2011 and December 26, 2010:

	2011		2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Investments
Trading	$205	$205	$249	$249
Liabilities:
Long-term debt:
Bank term loan facility	363,126	340,639	369,412	365,980
11.75% senior notes	294,919	285,000	293,929	320,608
Interest rate swap agreements	—	—	6,891	6,891

Trading securities held by the Supplemental 401(k) Plan are carried at fair value and are determined by reference to quoted market prices. The fair value of the bank term loan debt in the chart above was estimated using discounted cash flow analyses and the Company’s bank borrowing rate (by reference to market interest rates as of December 25, 2011 and December 26, 2010). The fair value of the 11.75% Senior Notes was valued by reference to the most recent trade prior to the end of the Company’s fiscal year. Under the fair value hierarchy, the Company’s trading securities fall under Level 1 (quoted prices in active markets) and its long-term debt falls under Level 2 (other observable inputs).

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

The following table sets forth the Company’s current and prior-year financial performance by segment:

(In thousands)	Assets	Capital Expenditures	Revenues	Depreciation and Amortization	Operating Profit (Loss)
2011
Virginia/Tennessee	$263,732	$1,838	$178,982	$(12,564)	$28,582
Florida	124,939	672	133,121	(6,459)	(6,791)
Mid-South	369,686	11,514	162,396	(12,026)	31,234
North Carolina	98,666	2,368	75,239	(5,530)	5,722
Ohio/Rhode Island	131,553	832	55,012	(2,943)	16,824
Advertising Services & Other	15,560	26	16,043	(858)	(3,758)
Eliminations	—	—	(4,586)	—	—

					71,813

Unallocated amounts:
Acquisition intangibles amortization	—	—	—	(5,930)	(5,930)
Corporate	81,905	1,803	—	(5,265)	(30,633)

	$1,086,041	$19,053	$616,207	$(51,575)

Corporate interest expense					(64,358)
Goodwill and other asset impairment					(32,645)
Other					(1,867)

Consolidated loss before income taxes					$(63,620)

2010
Virginia/Tennessee	$303,685	$3,389	$192,405	$(13,052)	$36,430
Florida	138,025	3,958	157,295	(6,883)	11,155
Mid-South	377,956	10,322	165,648	(11,526)	36,145
North Carolina	102,265	2,339	77,682	(6,009)	5,485
Ohio/Rhode Island	134,008	884	62,339	(3,179)	20,801
Advertising Services & Other	25,243	334	25,057	(797)	3,124
Eliminations	—	—	(2,311)	—	(8)

					113,132

Unallocated amounts:
Acquisition intangibles amortization	—	—	—	(6,175)	(6,175)
Corporate	98,791	5,256	—	(5,468)	(31,518)

	$1,179,973	$26,482	$678,115	$(53,089)

Corporate interest expense					(71,020)
Gain on insurance recovery					956
Other					(2,586)

Consolidated income before income taxes					$2,789

(In thousands)	Assets	Capital Expenditures	Revenues	Depreciation and Amortization	Operating Profit (Loss)
2009
Virginia/Tennessee	$324,528	$4,813	$199,290	$(13,807)	$39,644
Florida	152,264	930	158,232	(8,111)	4,262
Mid-South	387,361	4,677	145,621	(13,426)	21,201
North Carolina	110,031	2,520	78,762	(6,801)	4,719
Ohio/Rhode Island	139,479	1,527	50,613	(3,371)	10,514
Advertising Services & Other	41,618	113	26,683	(884)	4,579
Eliminations	—	—	(1,589)	2	(46)

					84,873

Unallocated amounts:
Acquisition intangibles amortization	—	—	—	(7,064)	(7,064)
Corporate	80,767	3,873	—	(5,716)	(27,067)

	$1,236,048	$18,453	$657,612	$(59,178)

Interest expense					(41,978)
Impairment of and income (loss) on investments					701
Goodwill and other asset impairment					(84,220)
Gain on insurance recovery					1,915
Other					(591)

Consolidated loss from continuing operations before income taxes					$(73,431)

Note 7: Common Stock and Stock Options

The Company’s Articles of Incorporation provide for the holders of the Class A Stock voting separately and as a class to elect 30% of the Board of Directors (or the nearest whole number if such percentage is not a whole number) and for the holders of the Class B Stock to elect the balance. The Company’s Class B stockholders have the sole right to vote on all other matters submitted for a vote of stockholders, except as required by law and except with respect to limited matters specifically set forth in the Articles of Incorporation. Class B common stock can be converted into Class A common stock on a share-for-share basis at the option of the holder. If any dividends are paid, both classes of common stock receive the same amount per share.

The Company’s Long-Term Incentive Plan (LTIP) is administered by the Compensation Committee and permits the grant of stock-based awards to key employees in the form of nonqualified stock options (Non-Qualified Stock Option Plan) and non-vested shares (Performance Accelerated Restricted Stock Plan (PARS)). At December 25, 2011, a combined 797,608 shares remained available for grants of PARS (up to 199,058 shares) and stock options under the LTIP. Grant prices of stock options are equal to the fair market value of the underlying stock on the date of grant. Options are exercisable during the continued employment of the optionee but not for a period greater than ten years and not for a period greater than one year after termination of employment; they generally become exercisable at the rate of one-third each year from the date of grant. For awards granted prior to 2006, the optionee may exercise any option in full in the event of death or disability or upon retirement after at least ten years of service with the Company and after attaining age 55. For awards granted in 2006 and thereafter, the optionee must be 63 years of age, with ten years of service, and must be an employee on December 31 of the year of grant in order to be eligible to exercise an award upon retirement. The Company has options for approximately 21,000 shares outstanding under former plans with slightly different exercise terms.

The Company valued stock options granted using a binomial lattice valuation method. The volatility factor was estimated based on the Company’s historical volatility over the contractual term of the options. The Company also used historical data to derive the option’s expected life. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the date of grant. The dividend yield was predicated on the average expected dividend payment over the expected life of the option and the stock price on the grant date. The key assumptions used to value stock options granted in 2011, 2010, and 2009 and the resulting grant date fair values are summarized below:

	2011	2010	2009
Risk-free interest rate	2.70%	3.10%	2.30%
Dividend yield	2.30%	1.60%	2.00%
Volatility factor	67.00%	65.00%	51.10%
Expected life (years)	6.50	6.60	6.60
Exercise price	$5.20	$8.90	$2.16
Grant date fair value	$2.58	$4.61	$0.89

The following is a summary of option activity for the year ended December 25, 2011:

(In thousands, except per share amounts)	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)*	Aggregate Intrinsic Value
Outstanding - beginning of year	2,465	$31.15
Granted	450	5.20
Exercised	(22)	2.16
Forfeited or expired	(291)	29.49

Outstanding - end of year	2,602	$27.09	5.7	$771

Outstanding - end of year less estimated forfeitures	2,517	$27.76	5.6	$770

Exercisable - end of year	1,830	$36.04	4.5	$481

*	Excludes 400 options which are exercisable during the lifetime of the optionee and 20,400 options which are exercisable during the continued employment of the optionee and for a three-year period thereafter.

The Company recognized non-cash compensation expense related to stock options in 2011, 2010, and 2009 as summarized below. As of December 25, 2011, there was $.9 million of total unrecognized compensation cost related to stock options expected to be recognized over a weighted-average period of approximately 1.5 years.

(In thousands)	2011	2010	2009
Pretax compensation cost (related to stock options)	$998	$1,614	$897
After-tax compensation cost (related to stock options)	636	1,028	571

Certain executives are eligible for PARS, which vest over a ten-year period. If certain earnings targets are achieved (as defined in the plan), vesting may accelerate to either a three, five or seven year period. The recipient of PARS must remain employed by the Company during the vesting period. However, in the event of death, disability, or retirement after age 63, a pro-rata portion of the recipient’s PARS becomes vested. PARS are awarded at the fair value of Class A shares on the date of the grant. All restrictions on PARS granted prior to 2003 have been released. The following is a summary of PARS activity for the year ended December 25, 2011:

(In thousands, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value
Nonvested balance - beginning of year	602	$30.01
Restrictions released	(63)	$49.65
Forfeited	(31)	$23.73

Nonvested balance - end of year	508	$27.94

As of the end of 2011, there was $3.7 million of total unrecognized compensation cost related to PARS under the LTIP; that cost is expected to be recognized over a weighted-average period of approximately 5.6 years. The amount recorded as expense in 2011, 2010, and 2009, was $1.2 million ($.8 million after-tax), $1.6 million ($1.0 million after-tax), and $1.4 million ($.9 million after-tax), respectively.

The Company has maintained a Supplemental 401(k) Plan (the Plan) for many years which allows certain employees to defer salary and obtain Company match where federal regulations would otherwise limit those amounts. The Company is the primary beneficiary of this Variable Interest Entity (VIE) that holds the Plan’s investments and consolidates the Plan accordingly. With certain 2008 amendments to the Plan, participants receive cash payments upon termination of employment, and participants age 55 and above can choose from a range of investment options including the Company’s Class A common stock. The Plan’s liability to participants ($.8 million and $.9 million at December 25, 2011 and December 26, 2010, respectively) is adjusted to its fair value each reporting period. The Plan’s investments ($.2 million at December 25, 2011 and December 26, 2010) other than its Class A common stock, are considered trading securities, reported as assets, and are adjusted to fair value each reporting period. Investments in the Class A common stock are measured at historical cost and are recorded as a reduction of additional paid-in capital. Consequently, fluctuations in the Company’s stock price will have an impact on the Company’s net income when the liability is adjusted to fair value and the common stock remains at historical cost. The Company recognized benefits of $.1 million ($.1 million after-tax), $.2 million ($.1 million after-tax) in 2011 and 2010, respectively, and an expense of $.7 million ($.4 million after-tax) in 2009 due to the fluctuations in the Company’s stock price. The Company suspended its 5% match on the Plan effective April 1, 2009; however, effective January 1, 2011, the Company reinstated the match up to a maximum of 2% of an eligible and participating employee’s salary.

Each member of the Board of Directors that is neither an employee nor a former employee of the Company (an Outside Director) participates in the Directors’ Deferred Compensation Plan. The plan provides that each Outside Director shall receive half of his or her annual compensation for services to the Board in the form of Deferred Stock Units (DSU); each Outside Director additionally may elect to receive the balance of his or her compensation in either cash, DSU, or a split between cash and DSU. Other than dividend credits (when dividends are declared), deferred stock units do not entitle Outside Directors to any rights due to a holder of common stock. DSU account balances may be settled after the Outside Director’s retirement date by a cash lump-sum payment, a single distribution of common stock, or annual installments of either cash or common stock over a period of up to ten years. The Company records expense annually based on the amount of compensation paid to each director as well as recording an adjustment for changes in fair value of DSU. The Company recognized an expense of $.1 million ($.1 million after-tax) in 2011, a benefit of $.2 million ($.1 million after-tax) in 2010, and an expense of $2.5 million ($1.6 million after-tax) in 2009 under the plan due primarily to the fluctuations in the fair value of DSU.

Because both the Supplemental 401(k) Plan and the Director’s Deferred Compensation Plan were designed to align the interest of participants with those of shareholders, fluctuations in stock price have an effect on the expense recognized by the Company. Each $1 change in the Company’s stock price as of December 25, 2011 would have adjusted the Company’s pretax income by approximately $.6 million.

Note 8: Retirement Plans

The Company has a funded, qualified non-contributory defined benefit retirement plan which covers substantially all employees hired before 2007, and non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage available to certain executives. The Company also has a retiree medical savings account (established as of the beginning of 2007) which reimburses eligible employees who retire from the Company for certain medical expenses. In addition, the Company has an unfunded plan that provides certain health and life insurance benefits to retired employees who were hired prior to 1992. The previously mentioned plans are collectively referred to as the “Plans.” The measurement date for the Plans is the Company’s fiscal year end.

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

Benefit Obligations

The following table provides a reconciliation of the changes in the Plans’ benefit obligations for the years ended December 25, 2011, and December 26, 2010:

	Pension Benefits		Other Benefits
(In thousands)	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$412,135	$390,313	$42,160	$40,290
Service cost	—	38	226	202
Interest cost	22,426	22,910	1,910	2,319
Participant contributions	—	—	1,450	1,699
Actuarial loss (gain)	41,803	19,416	(2,155)	1,795
Benefit payments, net of subsidy	(21,460)	(20,542)	(3,992)	(4,145)

Benefit obligation at end of year	$454,904	$412,135	$39,599	$42,160

The accumulated benefit obligation at the end of 2011 and 2010 was $455 million and $412 million, respectively. The Company’s policy is to fund benefits under the supplemental executive retirement, ERISA Excess, and all postretirement benefits plans as claims and premiums are paid. As of December 25, 2011 and December 26, 2010, the benefit obligation related to the supplemental executive retirement and ERISA Excess plans included in the preceding table was $48.9 million and $44.5 million, respectively. The Plans’ benefit obligations were determined using the following assumptions:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Discount rate	4.80%	5.60%	4.50%	5.20%
Compensation increase rate	—	—	3.00	3.50

An 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2011 (8.5% for 2010). This rate was assumed to decrease gradually each year to a rate of 5.0% in 2018 and remain at that level thereafter. These rates have an effect on the amounts reported for the Company’s postretirement obligations. A one-percentage point increase or decrease in the assumed health care trend rates would change the Company’s accumulated postretirement benefit obligation approximately $200 thousand, and the Company’s net periodic cost by approximately $2 thousand.

Plan Assets

The following table provides a reconciliation of the changes in the fair value of the Plans’ assets for the years ended December 25, 2011 and December 26, 2010:

	Pension Benefits		Other Benefits
(In thousands)	2011	2010	2011	2010
Change in plan assets:
Fair value of plan assets at beginning of year	$286,208	$259,063	$—	$—
Actual return on plan assets	(4,076)	25,495	—	—
Employer contributions	12,877	22,192	2,915	3,010
Participant contributions	—	—	1,450	1,699
Benefit payments	(21,460)	(20,542)	(4,365)	(4,709)

Fair value of plan assets at end of year	$273,549	$286,208	$—	$—

Under the fair value hierarchy, the Company’s retirement plan assets fall under Level 1 (quoted prices in active markets) and Level 2 (other observable inputs). The following table provides the fair value by each major category of plan assets at December 25, 2011 and December 26, 2010:

	2011		2010
	Level 1	Level 2	Level 1	Level 2
U.S. Small/Mid Cap Equity	$27,919	$—	$34,446	$—
U.S. Large Cap Equity	38,208	63,108	58,991	52,383
International/Global Equity	11,902	39,403	11,778	38,484
Fixed Income	65,507	23,391	64,623	22,882

The asset allocation for the Company’s funded retirement plan at the end of 2011 and 2010, and the asset allocation range for 2012, by asset category, are as follows:

	Asset allocation Range	Percentage of Plan Assets at Year End
Asset Category	2012	2011	2010
Equity securities	60% - 75%	66%	69%
Fixed income securities/cash	25% - 45%	34%	31%

Total		100%	100%

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

The plan’s investment policy is reviewed frequently and distributed to the investment managers. Periodically, the Company evaluates each investment manager to determine if that manager has performed satisfactorily when compared to the defined objectives, similarly invested portfolios, and specific market indices. The policy contains general guidelines for prohibited transactions such as:

•	borrowing of money

•	purchase of securities on margin

•	short sales

•	pledging any securities except loans of securities that are fully-collateralized

•	purchase or sale of futures or options for speculation or leverage

Restricted transactions include:

•	purchase or sale of commodities, commodity contracts, or illiquid interests in real estate or mortgages

•	purchase of illiquid securities such as private placements

•	use of various futures and options for hedging or for taking limited risks with a portion of the portfolio’s assets

Funded Status

The following table provides a statement of the funded status of the Plans at December 25, 2011 and December 26, 2010:

	Pension Benefits		Other Benefits
(In thousands)	2011	2010	2011	2010
Amounts recorded in the balance sheet:
Current liabilities	$(2,931)	$(2,598)	$(3,276)	$(3,299)
Noncurrent liabilities	(178,424)	(123,329)	(36,323)	(38,861)

Net amount recognized	$(181,355)	$(125,927)	$(39,599)	$(42,160)

The following table provides a reconciliation of the Company’s accumulated other comprehensive loss related to pension and other benefits prior to any deferred tax effects:

	Pension Benefits	Other Benefits
(In thousands)	Net Actuarial Loss	Net Actuarial Gain	Prior Service (Credit) Cost	Total
December 26, 2010	$162,645	$(9,774)	$10,106	$332
Current year change	66,082	(1,128)	(1,721)	(2,849)

December 25, 2011	$228,727	$(10,902)	$8,385	$(2,517)

The Company anticipates recognizing $4.8 million of actuarial loss and $1.3 million of prior service cost, both of which are currently in accumulated other comprehensive loss, as a component of its net periodic cost in 2012. The Company currently anticipates making contributions of $13 million to its retirement plan in 2012, which is based on current estimates of ERISA minimums. This contribution amount was assumed for purposes of these disclosures.

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

(In thousands)	Pension Benefits	Other Benefits	Medicare Subsidy Receipts
Employer Contributions
2012 (expectation) to participant benefits	$16,031	$3,276	$—
Expected Benefit Payments / Receipts
2012	23,709	3,276	(294)
2013	24,424	3,294	(305)
2014	25,262	3,303	(308)
2015	25,819	3,304	(321)
2016	26,362	3,348	(334)
2017-2021	140,866	15,625	(1,835)

Net Periodic Cost

The following table provides the components of net periodic benefit cost for the Plans for fiscal years 2011, 2010, and 2009:

	Pension Benefits			Other Benefits
(In thousands)	2011	2010	2009	2011	2010	2009

Service cost	$—	$38	$596	$226	$202	$227
Interest cost	22,426	22,910	24,150	1,910	2,319	2,500
Expected return on plan assets	(23,996)	(23,820)	(23,682)	—	—	—
Amortization of prior-service (credit) cost	—	—	(193)	1,721	1,721	1,721
Amortization of net loss (gain)	3,794	2,671	2,625	(1,026)	(691)	(1,065)
Curtailment gain	—	—	(2,000)	—	—	—

Net periodic benefit cost	$2,224	$1,799	$1,496	$2,831	$3,551	$3,383

The net periodic costs for the Company’s pension and other benefit plans were determined using the following assumptions:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Discount rate	5.60%	6.10%	5.20%	6.10%
Expected return on plan assets	8.00	8.25	—	—
Compensation increase rate	—	—	3.50	4.00

The reasonableness of the expected return on the funded retirement plan assets was determined by four separate analyses: 1) review of 10 years of historical data of portfolios with similar asset allocation characteristics done by a third party, 2) analysis of 20 years of historical performance assuming the current portfolio mix and investment manager structure performed by a third party, 3) review of the Company’s actual portfolio performance over the past five years, and 4) projected portfolio performance for 10 years, assuming the plan’s asset allocation range, performed by a third party. Net periodic costs for 2012 will use a discount rate of 4.8%, and an expected rate of return on plan assets of 8.0%.

The Company also sponsors a 401(k) plan covering substantially all employees. The Company matched 100% of participant pretax contributions up to a maximum of 5% of the employee’s salary until April 1, 2009 when the match was suspended. Effective January 1, 2011, the Company reinstated its match up to a maximum of 2% of the employee’s salary. Eligible account balances may be rolled over from a prior employer’s qualified plan. In 2011, contributions charged to expense under the plan were $2.6 million; in 2010, there were no contributions made to the plan and in 2009, contributions charged to expense under the plan were $2.4 million.

Note 9: Investments and Newsprint Commitments

In the second quarter of 2008, the Company and its two equal partners completed the sale of SP Newsprint Company (SPNC) to White Birch Paper Company. In the second quarter of 2009, a small adverse adjustment related to working capital was recognized, and in the third quarter of 2009, a small favorable resolution of a retained liability for an income tax dispute at SPNC was recorded. The net adjustment was included in the Statement of Operations in the line item “Income on investments.”

The Company purchased approximately 35 thousand tons of newsprint from SPNC in 2011 at market prices, which totaled $22 million and approximated 78% of the Company’s newsprint needs. In 2010 and 2009, the Company purchased approximately 42 thousand and 48 thousand tons, respectively, of newsprint from SPNC which approximated 89% and 83% of the Company’s newsprint needs in each of those years and totaled approximately $24 million and $26 million in 2010 and 2009, respectively. The Company is committed to purchase a minimum of 35 thousand tons per year in 2012 and 2013 and 8.8 thousand tons in the first quarter of 2014. SPNC declared bankruptcy in the fourth quarter of 2011; however, the Company does not currently expect any impact on its agreement.

Note 10: Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations as presented in the Consolidated Statements of Operations. There were approximately 9,000 shares, 93,000 shares and 48,000 shares that were not included in the computation of diluted EPS in 2011, 2010, and 2009, respectively, because to do so would have been anti-dilutive.

(In thousands, except per share amounts)	2011	2010	2009

Numerator for basic and diluted earnings per share:
Loss from continuing operations available to common stockholders	$(74,322)	$(22,638)	$(44,793)

Denominator for basic and diluted earnings per share:
Weighted average shares outstanding	22,478	22,341	22,245

Loss from continuing operations per common share (basic and diluted)	$(3.31)	$(1.01)	$(2.01)

Note 11: Commitments, Contingencies and Other

Broadcast film rights

Over the next six years, the Company is committed to purchase approximately $21.5 million of program rights that are not currently available for broadcast, including programs not yet produced. If such programs are not produced, the Company’s commitment would expire without obligation.

Lease obligations

The Company rents certain facilities and equipment under operating leases. These leases extend for varying periods of time ranging from one year to more than twenty years and in many cases contain renewal options. Total rental expense for continuing operations amounted to $6.6 million in 2011 and $6.8 million in both 2010 and 2009. Minimum rental commitments for continuing operations under operating leases with noncancelable terms in excess of one year are as follows: 2012 – $5.5 million; 2013 – $3.7 million; 2014 – $2.4 million; 2015 – $1.9 million; 2016 – $1.4 million; subsequent years – $6.7 million.

Barter transactions

The Company engages in barter transactions primarily for its television air time and recognized revenues and expenses of $9.8 million, $9.5 million and $9.4 million in 2011, 2010 and 2009, respectively.

Interest

In 2011, 2010 and 2009, the Company’s interest expense related to continuing operations was $64.4 million (net of $.5 million capitalized), $71.1 million (including $5.5 million of debt issuance costs expensed immediately when the new financing structure was consummated) and $42 million (net of $.2 million capitalized), respectively. Interest paid during 2011, 2010 and 2009, net of amounts capitalized, was $61.5 million, $56.6 million and $36.3 million, respectively.

Other current assets

Other current assets included program rights of $7.4 million and $13.3 million at December 25, 2011 and December 26, 2010, respectively.

Other assets

Other assets included assets held for sale of $4.3 million and $3.7 million in 2011 and 2010, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(In thousands)	2011	2010
Payroll and employee benefits	$26,607	$25,279
Deferred revenue	18,108	18,433
Interest	14,199	15,231
Program rights	6,978	12,707
Interest rate swaps	—	6,891
Other	8,177	11,243

Total	$74,069	$89,784

Insurance Recoveries

In the third quarter of 2009, the Company received cash of $3.5 million related to the collapse of television towers at WSPA following a storm; a portion of that settlement related to clean-up costs at the site. The Company wrote off the net book value of the destroyed towers totaling $1.3 million and recorded a gain of $1.9 million as the insured value of the property exceeded its net book value. In 2007, one of three presses at the Company’s Richmond Times-Dispatch printing facility caught fire which resulted in a 2007 settlement with the insurance company to cover the damaged press in addition to clean-up and repair costs in that year as well as subsequent years. In 2010, the Company identified more cost-effective methods to clean the equipment, remediate the facility, and remove the press than previously anticipated, and consequently, recorded a pretax gain of $1 million related to the insurance settlement. The gain was recorded on the Statements of Operations in the line item “Gain on insurance recovery.”

Other

The FCC mandated a reallocation of a portion of the broadcast spectrum to others, including Sprint/Nextel. According to the FCC order, broadcasters surrendered their old equipment to prevent interference within a narrowed broadcasting frequency range. In exchange for the relinquished equipment, Sprint/Nextel provided broadcasters with new digital equipment and reimbursed associated out-of-pocket expenses. The Company recorded a gain associated with the spectrum reallocation of $2.6 million in 2009 in the line item “Selling, general and administrative” on the Consolidated Statements of Operations. The Company’s television stations completed the replacement of equipment in 2009.

Severance

The Company accrues severance expense when payment of benefits is both probable and the amount is reasonably estimable. The Company records severance expense related to involuntary employee terminations in the “Employee compensation” line item on the Consolidated Statements of Operations. Workforce reductions have been in response to economic weakness and the Company’s continuing efforts to align its costs with available revenues. The Company recorded severance expense of $5.9 million, $2.3 million, and $6.6 million for 2011, 2010, and 2009 respectively. Accrued severance costs are included in the “Accrued expenses and other liabilities” line item on the Consolidated Balance Sheet. The following table represents a summary of severance activity, as well as balances in accrued severance at December 25, 2011, December 26, 2010 and December 27, 2009:

(In thousands)	Virginia/ Tennessee	Florida	Mid- South	North Carolina	Ohio/ Rhode Island	Advertising Services & Other	Corporate	Consolidated
Accrued severance-2009	$125	$—	$13	$11	$—	$19	$67	$235

Severance expense	364	142	63	460	245	923	128	2,325
Severance payments	(229)	(142)	(76)	(415)	(12)	(586)	(181)	(1,641)

Accrued severance-2010	260	—	—	56	233	356	14	919

Severance expense	742	4,005	43	478	79	317	254	5,918
Severance payments	(1,002)	(1,198)	(30)	(419)	(312)	(584)	(95)	(3,640)

Accrued severance-2011	$—	$2,807	$13	$115	$—	$89	$173	$3,197

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

Media General, Inc.

Condensed Consolidating Balance Sheet

As of December 25, 2011

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21,674	$1,467	$—	$—	$23,141
Accounts receivable - net	—	96,961	—	—	96,961
Inventories	2	5,702	—	—	5,704
Other	3,696	17,555	—	—	21,251

Total current assets	25,372	121,685	—	—	147,057

Investment in and advances to subsidiaries	233,450	1,985,266	—	(2,218,716)	—
Intercompany note receivable	677,469	—	—	(677,469)	—
Other assets	19,694	13,514	205	—	33,413
Property, plant and equipment - net	25,813	348,900	—	—	374,713
FCC licenses and other intangibles - net	—	206,170	—	—	206,170
Excess of cost over fair value of net identifiable assets of acquired businesses	—	324,688	—	—	324,688

TOTAL ASSETS	$981,798	$3,000,223	$205	$(2,896,185)	$1,086,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,390	$15,211	$—	$(6)	$26,595
Accrued expenses and other liabilities	33,430	40,639	—	—	74,069

Total current liabilities	44,820	55,850	—	(6)	100,664

Long-term debt	658,199	17	—	—	658,216
Intercompany loan	—	677,469	—	(677,469)	—
Retirement, post-retirement and post-employment plans	223,132	—	—	—	223,132
Deferred income taxes	—	45,954	—	—	45,954
Other liabilities and deferred credits	19,403	3,924	795	—	24,122

Stockholders’ equity:
Common stock	115,487	4,872	—	(4,872)	115,487
Additional paid-in capital	31,002	2,435,790	(1,994)	(2,436,087)	28,711
Accumulated other comprehensive loss	(185,116)	—	—	—	(185,116)
Retained earnings	74,871	(223,653)	1,404	222,249	74,871

Total stockholders’ equity	36,244	2,217,009	(590)	(2,218,710)	33,953

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$981,798	$3,000,223	$205	$(2,896,185)	$1,086,041

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

Media General, Inc.

Condensed Consolidating Statements of Operations

Fiscal Year Ended December 25, 2011

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Revenues	$30,669	$620,733	$—	$(35,195)	$616,207

Operating costs:
Employee compensation	29,145	256,603	(113)	—	285,635
Production	—	144,176	—	(4,213)	139,963
Selling, general and administrative	1,980	135,638	—	(30,982)	106,636
Depreciation and amortization	2,598	48,977	—	—	51,575
Goodwill and other asset impairment	—	32,645		—	32,645

Total operating costs	33,723	618,039	(113)	(35,195)	616,454

Operating income (loss)	(3,054)	2,694	113	—	(247)

Other income (expense):
Interest expense	(64,358)	(50)	—	—	(64,408)
Intercompany interest income (expense)	66,459	(66,459)	—	—	—
Investment income (loss) - consolidated affiliates	(76,757)	—	—	76,757	—
Other, net	1,388	(353)	—	—	1,035

Total other income (expense)	(73,268)	(66,862)	—	76,757	(63,373)

Income (loss) before income taxes	(76,322)	(64,168)	113	76,757	(63,620)

Income tax expense (benefit)	(2,000)	12,702	—	—	10,702

Net income (loss)	(74,322)	(76,870)	113	76,757	(74,322)

Other comprehensive loss (net of tax)	(58,317)	—	—	—	(58,317)

Comprehensive income (loss)	$(132,639)	$(76,870)	$113	$76,757	$(132,639)

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

Media General, Inc.

Condensed Consolidating Statements of Operations

Fiscal Year Ended December 27, 2009

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Revenues	$28,685	$756,395	$—	$(127,468)	$657,612

Operating costs:
Employee compensation	27,882	271,900	657	—	300,439
Production	—	157,131	—	(2,346)	154,785
Selling, general and administrative	(4,291)	223,438	—	(125,116)	94,031
Depreciation and amortization	2,484	56,696	—	(2)	59,178
Goodwill and other asset impairment	—	84,220	—	—	84,220
Gain on insurance recovery	—	(1,915)		—	(1,915)

Total operating costs	26,075	791,470	657	(127,464)	690,738

Operating income (loss)	2,610	(35,075)	(657)	(4)	(33,126)

Other income (expense):
Interest expense	(41,971)	(7)	—	—	(41,978)
Intercompany interest income (expense)	42,217	(42,217)	—	—	—
Income on investments	—	701	—	—	701
Investment income (loss) - consolidated affiliates	(41,055)	—	—	41,055	—
Other, net	1,151	(179)	—	—	972

Total other income (expense)	(39,658)	(41,702)	—	41,055	(40,305)

Income (loss) from continuing operations before income taxes	(37,048)	(76,777)	(657)	41,051	(73,431)
Income tax benefit	(1,283)	(27,355)	—	—	(28,638)

Income (loss) from continuing operations	(35,765)	(49,422)	(657)	41,051	(44,793)
Income from discontinued operations (net of taxes)	—	155	—	—	155
Net gain related to divestiture of discontinued operations (net of taxes)	—	8,873		—	8,873

Net income (loss)	(35,765)	(40,394)	(657)	41,051	(35,765)
Other comprehensive income (net of taxes)	70,436	—	—	—	70,436

Comprehensive income (loss)	$34,671	$(40,394)	$(657)	$41,051	$34,671

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Fiscal Year Ended December 25, 2011

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Cash flows from operating activities:
Net cash provided by operating activities	$3,402	$13,206	$88	$—	$16,696

Cash flows from investing activities:
Capital expenditures	(1,772)	(17,281)	—	—	(19,053)
Net change in intercompany note receivable	(4,204)	—	—	4,204	—
Other, net	74	374	—	—	448

Net cash (used) provided by investing activities	(5,902)	(16,907)	—	4,204	(18,605)

Cash flows from financing activities:
Increase in bank debt	112,500	—	—	—	112,500
Repayment of bank debt	(118,786)	—	—	—	(118,786)
Net change in intercompany loan	—	4,204	—	(4,204)	—
Other, net	(433)	(3)	(88)	—	(524)

Net cash (used) provided by financing activities	(6,719)	4,201	(88)	(4,204)	(6,810)

Net (decrease) increase in cash and cash equivalents	(9,219)	500	—	—	(8,719)
Cash and cash equivalents at beginning of year	30,893	967	—	—	31,860

Cash and cash equivalents at end of period	$21,674	$1,467	$—	$—	$23,141

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

Note 13: Subsequent Event – Amended Credit Agreement

On March 20, 2012, the Company amended its existing credit agreement. The amendments included covenant modifications that provide the Company more flexibility to operate in the current uncertain economic environment. Additionally, the amended agreement provides for an extension of the maturity date of the $363 million of bank debt from March 29, 2013 to March 30, 2015, if certain criteria are met. The trigger for this extension will be raising at least $225 million for the benefit of the Company’s credit facilities (the “extension event”) prior to May 25, 2012. The Company is currently evaluating its available options to raise the amounts needed to trigger the extension event. Of the $225 million raised to activate the extension event, at least $190 million must be applied to prepay the outstanding term loan and an amount determined by formula must be set aside in a liquidity account, as defined in the agreement. Within certain guidelines, the Company may withdraw funds from the liquidity account for general corporate purposes. However, all funds in the liquidity account must be depleted prior to accessing the Company’s revolving credit facility (the “revolver”). Upon amendment of the Company’s existing credit agreement, the Company’s uncommitted borrowings under its revolver were reduced to $45 million with no amount outstanding at that time; its unused commitment fee rose to 2.5%. The Company’s ability to borrow under this facility at any given time may be constrained by its leverage ratio, as defined in the agreement.

The agreement allows for the issuance of new notes to refinance the Company’s existing indebtedness. Net cash proceeds received from the issuance of any new notes must be applied to the term loan, outstanding revolver loans, if any, or deposited in the liquidity account by formula defined in the agreement. In addition to the term loan paydown, the revolving commitment will be correspondingly reduced with any increases to the liquidity account funding in excess of $15 million.

The amended bank term loan facility has an interest rate of LIBOR (with a 1.5% floor) plus a margin ranging from 5% to 7% (and commitment fees ranging from 2.25% to 2.50%), determined by the Company’s leverage ratio, as defined in the agreement. In addition to this cash interest, the Company will accrue payment-in-kind (PIK) interest of 1.5%. PIK interest increases the bank term loan outstanding and is payable in cash at loan maturity. The PIK rate is subject to increase if the yield-to-maturity on any new notes exceeds 13%. The amended agreement has two main financial covenants; a leverage ratio and an interest coverage ratio which involve debt levels, a rolling four-quarter calculation of EBITDA, and cash paid for interest (excluding certain fees and PIK), all as defined in the agreements. Additionally, there continue to be restrictions on the Company’s ability to pay dividends, make capital expenditures above certain levels, repurchase its stock, and engage in certain other transactions such as making investments or entering into capital leases above certain levels. The bank term loan facility contains an annual requirement to use excess cash flow (as defined within the agreement) to repay debt. Other factors, such as the sale of assets or the issuance of new notes, may also result in a mandatory prepayment of a portion of the bank term loan.

Quarterly Review

(Unaudited, in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Revenues	$148,943	$154,786	$144,744	$167,734
Operating income (loss) (a)	(4,247)	6,777	(20,915)	18,138
Net loss	(25,804)	(15,382)	(29,832)	(3,304)
Net loss per share - basic and assuming dilution	(1.15)	(0.68)	(1.32)	(0.15)
2010
Revenues	$158,864	$166,162	$163,213	$189,876
Operating income	8,709	16,285	11,462	36,432
Net income (loss)	(16,746)	(4,283)	(10,657)	9,048
Net income (loss) per share - basic and assuming dilution	(0.75)	(0.19)	(0.48)	0.39

(a)	In the third quarter of 2011, the Company performed an interim goodwill impairment test that resulted in a $26.6 million pretax impairment charge. In the fourth quarter of 2011, the Company performed its annual impairment test that resulted in an additional $6 million pretax impairment charge.

Schedule II - Valuation and Qualifying Accounts and Reserves

Fiscal Years Ended December 25, 2011, December 26, 2010, and December 27, 2009

(in thousands)	Balance at beginning of period (a)	Additions charged to expense-net	Additions charged to other comprehensive loss	Deductions net	Other	Balance at end of period
2011
Allowance for doubtful accounts	$5,003	$2,361	$—	$(2,461)	$—	$4,903

Reserve for subscribers	$444	$901	$—	$(980)	$—	$365

Deferred tax asset valuation allowance (b)	$62,275	$36,412	$20,493	$—	$(2,274)	$116,906

2010
Allowance for doubtful accounts	$5,371	$2,682	$—	$(3,050)	$—	$5,003

Reserve for subscribers	$487	$1,034	$—	$(1,077)	$—	$444

Deferred tax asset valuation allowance (b)	$23,891	$25,202	$3,114	$—	$10,068	$62,275

2009
Allowance for doubtful accounts	$5,961	$4,093	$—	$(4,683)	$—	$5,371

Reserve for subscribers	$396	$1,052	$—	$(961)	$—	$487

Deferred tax asset valuation allowance (b)	$47,638	$6,529	$—	$—	$(30,276)	$23,891

(a)	Amounts presented for continuing operations for all periods.
(b)	As indicated in Note 3 of Item 8 of this Form 10-K, the Company has a full valuation allowance against its net deferred tax asset. In 2011 and 2010, the Company’s net deferred tax asset valuation increased mainly due to the “naked credit” discussed in Note 3 and the deferred taxes on other comprehensive loss items. In 2010, the Company refined its process to apply the liability method of accounting to better estimate its deferred taxes. This methodology adjusted the 2010 net deferred tax assets as a result of comparing the tax basis balance sheet and the financial accounting balance sheet; net deferred tax assets had a corresponding and offsetting change in the valuation allowance that resulted in no impact to net income. Amounts shown in the “Other” column for 2011 and 2010 also include various adjustments to deferred taxes identified in preparation of the federal income tax return for the preceding year. In 2009, the Company’s net deferred tax asset valuation allowance was lower due primarily to a decrease in deferred tax assets as a result of a NOL carryback benefit.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Reports on Internal Control Over Financial Reporting

The Company’s report on internal control over financial reporting as of December 25, 2011, and the independent registered public accounting firm’s report on internal control over financial reporting as of December 25, 2011, are included in Item 8 of this Form 10-K on pages 35 and 36.

Change in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 25, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 26, 2012, with respect to directors, executive officers, Code of Business Conduct and Ethics, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, except as to certain information regarding executive officers included in Part I of this Form 10-K.

Item 11.	Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement of the Annual Meeting of Stockholders on April 26, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Company’s definitive proxy statement of the Annual Meeting of Stockholders on April 26, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement of the Annual Meeting of Stockholders on April 26, 2012.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference from the Company’s definitive proxy statement of the Annual Meeting of Stockholders on April 26, 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1	Financial Statements

As listed in the Index in “Item 8 – Financial Statements and Supplementary Data.” 34

2	Financial Statement Schedules

II - Valuation and qualifying accounts and reserves for the fiscal years ended December 25, 2011, December 26, 2010, and December 27, 2009 75

Schedules other than Schedule II, listed above, are omitted since they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

3	Exhibits

Index to Exhibits

Exhibit Number	Description

3 (i)	Articles of Incorporation of Media General, Inc., amended and restated as of May 28, 2004, incorporated by reference to Exhibit 3(i) of Form 10-Q for the fiscal period ended June 27, 2004.

3 (ii)	Bylaws of Media General, Inc., amended and restated as of February 24, 2009, incorporated by reference to Exhibit 3 (ii) of Form 10-K for the fiscal year ended December 28, 2008.

10.1	Addendum dated June 19, 1992, to Form of Option granted under the 1987 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.20 of Form 10-K for the fiscal year ended December 27, 1992.

10.2	Shareholders Agreement, dated May 28, 1987, between Mary Tennant Bryan, Florence Bryan Wisner, J. Stewart Bryan III, and as trustees under D. Tennant Bryan Media Trust, and Media General, Inc., D. Tennant Bryan and J. Stewart Bryan III, incorporated by reference to Exhibit 10.50 of Form 10-K for the fiscal year ended December 31, 1987.

10.3	Deferred Income Plan for Selected Key Executives of Media General, Inc., and form of Deferred Compensation Agreement thereunder dated as of December 1, 1984, incorporated by reference to Exhibit 10.29 of Form 10-K for the fiscal year ended December 31, 1989.

10.4	Media General, Inc., Management Performance Award Program, adopted November 16, 1990, and effective January 1, 1991, incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended December 29, 1991.

10.5	Media General, Inc., Deferred Compensation Plan, amended and restated as of January 1, 2012.

10.6	Media General, Inc., ERISA Excess Benefit Plan, amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.06 of Form 8-K filed on February 6, 2008.

10.7	Media General, Inc., 1995 Long-Term Incentive Plan, amended and restated as of April 26, 2007, incorporated by reference to Exhibit 10.13 of Form 10-K for the fiscal year ended December 30, 2007.

10.8	Media General, Inc., 1996 Employee Non-Qualified Stock Option Plan, amended as of December 31, 2001, incorporated by reference to Exhibit 10.14 of Form 10-K for the fiscal year ended December 26, 2004.

10.9	Media General, Inc., 1997 Employee Restricted Stock Plan, amended as of December 31, 2001, incorporated by reference to Exhibit 10.15 of Form 10-K for the fiscal year ended December 26, 2004.

10.10	Media General, Inc., Directors’ Deferred Compensation Plan, amended and restated as of November 16, 2001, incorporated by reference to Exhibit 10.16 of Form 10-K for the fiscal year ended December 26, 2004.

10.11	Form of an executive life insurance agreement between the Company and certain executive officers (who were participants on or before November 19, 2007), incorporated by reference to exhibit 10.17 of Form 10-K for the fiscal year ended December 29, 2002.

10.12	Media General, Inc., Executive Financial Planning and Income Tax Program, amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.08 of Form 8-K filed on February 6, 2008.

10.13	Media General, Inc., Executive Health Program adopted November 22, 2004, incorporated by reference to Exhibit 10.20 of Form 10-K for the fiscal year ended December 26, 2004.

10.14	Media General, Inc., Executive Supplemental Retirement Plan, amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.07 of Form 8-K filed on February 6, 2008.

10.15	Media General, Inc., Supplemental Profit Sharing Plan, effective as of January 1, 2007, incorporated by reference to Exhibit 10.02 of Form 8-K filed on February 6, 2008.

10.16	Media General, Inc., Retirement Transition Planning Program, effective January 1, 2008, incorporated by reference to Exhibit 10.09 of Form 8-K filed on February 6, 2008.

10.17	Form of an executive life insurance agreement between the Company and certain executive officers (who become participants subsequent to November 19, 2007), incorporated by reference to Exhibit 10.03 of Form 8-K filed on February 6, 2008.

10.18	Amendment to form of Deferred Compensation Agreement dated as of December 1, 1984, incorporated by reference to Exhibit 10.05 of Form 8-K filed on February 6, 2008.

10.19	Amendment to the Media General Inc., Executive Supplemental Retirement Plan dated May 31, 2009, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended June 28, 2009.

10.20	Amendment to the Media General Inc., Executive Supplemental Retirement Plan dated September 24, 2009, incorporated by reference to Exhibit 99.1 of Form 8-K filed on September 28, 2009.

10.21	Amendment to the Media General, Inc., ERISA Excess Benefit Plan dated May 31, 2009, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended June 28, 2009.

10.22	Media General, Inc., Supplemental 401(k) Plan, amended and restated effective January 1, 2011, incorporated by reference to Exhibit 10.25 of Form 10-K for the fiscal year ended December 26, 2010.

10.23	Amended and Restated Newsprint Purchase Contract dated January 18, 2008, among SP Newsprint Company and Media General Operations Inc., incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended March 30, 2008.

10.24	Television affiliation letter agreement, dated April 16, 2001, between Media General Broadcast Group and the NBC Television Network incorporated by reference to Exhibit 10.24 of Form 10-K for the fiscal year ended December 30, 2001.

10.25	Second Amended and Restated Credit Agreement, dated as of February 12, 2010 among Media General, Inc., Bank of America, N.A., as Administrative Agent and as letter of credit issuer and collateral agent, the lenders party thereto and the other parties thereto, incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 12, 2010.

10.26	First Amendment to Second Amended and Restated Credit Agreement, dated as of February 8, 2012 among the Company, Bank of America, N.A., as Administrative Agent and as letter of credit issuer and collateral agent, the lenders party thereto and the other parties thereto, incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 10, 2012.

10.27	Second Amendment to Second Amended and Restated Credit Agreement, dated as of March 20, 2012 among the Company, Bank of America, N.A., as Administrative Agent and as letter of credit issuer and collateral agent, the lenders party thereto and the other parties thereto, incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 20, 2012.

10.28	Indenture, dated as of February 12, 2010, among Media General, Inc., the guarantors party hereto and The Bank of New York Mellon, as Trustee (the “Trustee”). The Form of the 11 3/4% Senior Secured Notes due 2017 is included as Exhibit A to the Indenture, which is incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 12, 2010.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21	List of subsidiaries of the registrant.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Section 302 Chief Executive Officer Certification.

31.2	Section 302 Chief Financial Officer Certification.

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification.

101	The following financial information from the Media General, Inc. Annual Report on Form 10-K for the fiscal year ended December 25, 2011, formatted in XBRL includes: (i) Consolidated Statements of Operations for the fiscal years ended December 25, 2011, December 26, 2010, and December 27, 2009, (ii) Consolidated Balance Sheets at December 25, 2011 and December 26, 2010, (iii) Consolidated Statements of Stockholders’ Equity at December 25, 2011, December 26, 2010, and December 27, 2009, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 25, 2011, December 26, 2010, and December 27, 2009, and (v) the Notes to Consolidated Financial Statements.

Note:	Exhibits 10.1-10.22 are management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA GENERAL, INC.
Date: March 22, 2012
/s/ Marshall N. Morton
Marshall N. Morton, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Stewart Bryan III	Chairman	March 22, 2012
J. Stewart Bryan III

/s/ Marshall N. Morton	President, Chief Executive Officer and Director
Marshall N. Morton		March 22, 2012

/s/ James F. Woodward	Vice President – Finance and Chief Financial Officer
James F. Woodward		March 22, 2012

/s/ Timothy J. Mulvaney	Controller and Chief Accounting Officer
Timothy J. Mulvaney		March 22, 2012

/s/ Scott D. Anthony	Director
Scott D. Anthony		March 22, 2012

/s/ Diana F. Cantor	Director	March 22, 2012
Diana F. Cantor

/s/ Dennis J. FitzSimons	Director	March 22, 2012
Dennis J. FitzSimons

/s/ Thompson L. Rankin	Director	March 22, 2012
Thompson L. Rankin

/s/ Rodney A. Smolla	Director	March 22, 2012
Rodney A. Smolla

/s/ Carl S. Thigpen	Director	March 22, 2012
Carl S. Thigpen

/s/ Coleman Wortham III	Director	March 22, 2012
Coleman Wortham III