Form 10-Q
period 2012-03-25
MEDIA GENERAL INC
filed 2012-05-03
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐             No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 29, 2012.

Class A Common shares:	22,799,273
Class B Common shares:	548,564

MEDIA GENERAL, INC.

FORM 10-Q REPORT

March 25, 2012

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(000’s except shares)

	March 25, 2012	December 25, 2011

ASSETS

Current assets:
Cash and cash equivalents	$12,177	$23,141
Accounts receivable - net	83,263	96,961
Inventories	6,105	5,704
Other	18,953	21,251

Total current assets	120,498	147,057

Other assets	38,536	33,413

Property, plant and equipment - net	364,724	374,713

FCC licenses and other intangibles - net	203,760	206,170

Excess of cost over fair value of net identifiable assets of acquired businesses	315,590	324,688

	$1,043,108	$1,086,041

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(000’s except shares and per share data)

	March 25, 2012	December 25, 2011

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$24,603	$26,595
Accrued expenses and other liabilities	68,228	74,069

Total current liabilities	92,831	100,664

Long-term debt	658,444	658,216

Retirement, post-retirement and post-employment plans	221,121	223,132

Deferred income taxes	46,334	45,954

Other liabilities and deferred credits	24,361	24,122

Stockholders’ equity:
Preferred stock ($5 cumulative convertible), par value $5 per share, authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued
22,798,006 and 22,548,741 shares	113,990	112,744
Class B, authorized 600,000 shares; issued
548,564 shares	2,743	2,743
Additional paid-in capital	27,953	28,711
Accumulated other comprehensive loss	(185,116)	(185,116)
Retained earnings	40,447	74,871

Total stockholders’ equity	17	33,953

	$1,043,108	$1,086,041

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

(000’s except for per share data)

	Three Months Ended
	March 25, 2012	March 27, 2011

Revenues
Broadcast television	$73,442	$65,326
Digital media and other	8,808	10,273
Print	67,264	73,344

Total revenues	149,514	148,943

Operating costs:
Employee compensation	73,204	78,219
Production	35,599	35,756
Selling, general and administrative	25,003	26,196
Depreciation and amortization	12,494	13,019
Goodwill and other asset impairment	10,082	—

Total operating costs	156,382	153,190

Operating loss	(6,868)	(4,247)

Other income (expense):
Interest expense	(15,152)	(16,564)
Debt modification costs	(10,408)	—
Other, net	200	265

Total other expense	(25,360)	(16,299)

Loss before income taxes	(32,228)	(20,546)
Income tax expense	2,196	5,258

Net loss	(34,424)	(25,804)

Unrealized gain on derivative contracts (net of deferred taxes of $958)	—	1,498

Comprehensive loss	$(34,424)	$(24,306)

Net loss per common share - basic and assuming dilution	$(1.53)	$(1.15)

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(000’s)

	Three Months Ended
	March 25, 2012	March 27, 2011

Operating activities:
Net loss	$(34,424)	$(25,804)
Adjustments to reconcile net loss:
Depreciation and amortization	12,494	13,019
Deferred income taxes	2,196	6,215
Goodwill and other asset impairment	10,082	—
Debt modification costs	10,408	—
Change in assets and liabilities:
Accounts receivable and inventories	13,297	19,588
Accounts payable, accrued expenses, and other liabilities	(4,766)	(16,319)
Retirement plan contributions	(1,874)	—
Other, net	(3,041)	(631)

Net cash provided (used) by operating activities	4,372	(3,932)

Investing activities:
Capital expenditures	(1,516)	(4,612)
Other, net	78	151

Net cash used by investing activities	(1,438)	(4,461)

Financing activities:
Increase in bank debt	8,000	20,248
Repayment of bank debt	(8,000)	(25,108)
Debt issuance costs	(13,902)	—
Other, net	4	34

Net cash used by financing activities	(13,898)	(4,826)

Net decrease in cash and cash equivalents	(10,964)	(13,219)
Cash and cash equivalents at beginning of period	23,141	31,860

Cash and cash equivalents at end of period	$12,177	$18,641

Cash paid for interest	$21,567	$24,867

See accompanying notes.

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2011.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included.

2. Inventories are principally raw materials (primarily newsprint).

3. The Consolidated Condensed Statements of Operations include amortization expense from intangible assets of $1.4 and $1.5 million for the first quarters of 2012 and 2011. Currently, intangibles amortization expense is projected to be approximately $2.9 million in total for 2012, decreasing to $2 million in each of the years 2013 and 2014, and to $1.9 million in each of the years 2015 and 2016.

DealTaker.com suffered the adverse effects of a significant change in the way Internet search results are delivered by Google. At the end of the first quarter of 2012, it became apparent that DealTaker’s results were not in line with the Company’s expectations (particularly for the month of March) and that efforts to modify its software to address this search engine change would not produce results in a timely fashion. Accordingly, the Company performed an interim impairment test as of the end of the first quarter, which resulted in a non-cash pretax impairment charge of $10.1 million (comprised of $9.1 million related to goodwill and $1 million related to other intangibles). As a result of this most recent impairment charge, the carrying value of DealTaker’s goodwill and other intangible assets is zero.

For impairment tests, the Company compares the carrying value of the reporting unit or asset tested to its estimated fair value. The estimated fair value is determined using a combination of the income approach and the market approach. The income approach utilizes the estimated discounted cash flows expected to be generated by the assets. The market approach employs comparable company information, and where available, recent transaction information for similar assets. The determination of fair value requires the use of significant judgment and estimates about assumptions that management believes are appropriate in the circumstances although it is reasonably possible that actual performance will differ from these assumptions. These assumptions include those relating to revenue growth, compensation levels, capital expenditures, discount rates and market trading multiples for comparable assets. The fair value measurements determined for purposes of performing the Company’s impairment tests are considered to be Level 3 under the fair value hierarchy because they required significant unobservable inputs to be developed using estimates and assumptions determined by the Company and reflecting those that a market participant would use.

The Company has recorded pretax cumulative impairment losses related to goodwill approximating $724 million through March 25, 2012. The following table shows the gross carrying amount and accumulated amortization for intangible assets as of March 25, 2012 and December 25, 2011:

	December 25, 2011		Change		March 25, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Amortization Expense	Impairment charge	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets (including network affiliation, advertiser, programming and subscriber relationships):
Virginia/Tennessee	$55,326	$43,799	$176	$—	$55,326	$43,975
Florida	1,055	1,055	—	—	1,055	1,055
Mid-South	84,048	70,344	1,072	—	84,048	71,416
North Carolina	11,931	10,463	37	—	11,931	10,500
Ohio/Rhode Island	9,157	5,580	89	—	9,157	5,669
Advert. Serv. & Other	5,152	4,274	52	(826)	4,326	4,326

Total	$166,669	$135,515	$1,426	$(826)	$165,843	$136,941

Indefinite-lived intangible assets:
Goodwill:
Virginia/Tennessee	$70,108			$—	$70,108
Florida	43,123			—	43,123
Mid-South	118,153			—	118,153
North Carolina	20,896			—	20,896
Ohio/Rhode Island	61,408			—	61,408
Advert. Serv. & Other	11,000			(9,098)	1,902

Total goodwill	324,688			(9,098)	315,590
FCC licenses
Virginia/Tennessee	20,000			—	20,000
Mid-South	93,694			—	93,694
North Carolina	24,000			—	24,000
Ohio/Rhode Island	36,004			—	36,004

Total FCC licenses	173,698			—	173,698
Other	1,318			(158)	1,160

Total	$499,704			$(9,256)	$490,448

4. The Company recorded non-cash income tax expense of $2.2 million in the first quarter of 2012 compared to $5.3 million in the equivalent quarter of 2011. The Company’s tax provision for each period had an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance at the beginning of each period. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, tax expense recorded in the first quarter of 2012 and 2011 included the accrual of non-cash tax expense of approximately $6 million of additional valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”). The “naked credit” expense was partially offset in the first quarter by a $3.6 million tax benefit related to the DealTaker impairment charge. The Company expects the naked credit to generate approximately $23 million of non-cash income tax expense for the full-year 2012; other discrete tax adjustments and intraperiod tax allocations that are difficult to forecast may impact the remainder of 2012. A full discussion of the naked credit issue is contained in Note 3 of Item 8 of the Company’s Form 10-K for the year ended December 25, 2011.

5. On March 20, 2012, the Company amended its existing credit agreement. As a result, the Company immediately expensed $10.4 million of debt modification costs including certain advisory, arrangement and legal fees related to the refinancing. In addition, the Company capitalized $4.1 million of refinancing fees paid to its lenders and $1.2 million of advisory, arrangement and legal fees associated with the amendment of the revolving credit facility; these fees will be amortized as interest expense over the term of the credit agreement. The amendments included covenant modifications that provide the Company more flexibility to operate in the current uncertain economic environment. Additionally, the amended agreement provides for an extension of the maturity date of the $363 million of bank debt from March 29, 2013 to March 30, 2015, if certain criteria are met. The trigger for this extension is raising at least $225 million for the benefit of the Company’s credit facilities (the “extension event”) prior to May 25, 2012. The Company is currently evaluating its options to raise the amounts needed to trigger the extension event. Of the $225 million that must be raised to activate the extension event, at least $190 million must be applied to prepay the outstanding term loan and an amount determined by formula must be set aside in a liquidity account, as defined in the agreement. Within certain guidelines, the Company may withdraw funds from the liquidity account for general corporate purposes. However, all funds in the liquidity account must be depleted prior to accessing the Company’s revolving credit facility (the “revolver”). Upon amendment of the Company’s existing credit agreement, the Lenders’ commitment under the revolver was reduced to $40.3 million with no amount outstanding after considering letters of credit. The Company’s unused commitment fee rose to 2.5%. The Company’s ability to borrow under this facility at any given time may be constrained by its leverage ratio, as defined in the agreement.

The agreement allows for the issuance of new notes to refinance the Company’s existing indebtedness. Net cash proceeds received from the issuance of any new notes must be applied to the term loan, outstanding revolver loans, if any, or deposited in the liquidity account by formula defined in the agreement. In addition to the term loan paydown, the revolving commitment will be correspondingly reduced by the same amount of any increase to the liquidity account funding in excess of $15 million.

The amended bank term loan facility has an interest rate of LIBOR (with a 1.5% floor) plus a margin ranging from 5% to 7% (7% at March 25, 2012) and commitment fees ranging from 2.25% to 2.50%, determined by the Company’s leverage ratio, as defined in the agreement. In addition to this cash interest, the Company will accrue payment-in-kind (PIK) interest of 1.5%. PIK interest increases the bank term loan outstanding and is payable in cash at maturity. The PIK rate is subject to increase if the yield-to-maturity on any new notes exceeds 13%. The amended agreement has two main financial covenants; a leverage ratio and an interest coverage ratio which involve debt levels, a rolling four-quarter calculation of EBITDA, and cash paid for interest (excluding certain fees and PIK), all as defined in the agreements. Additionally, there continue to be restrictions on the Company’s ability to pay dividends, make capital expenditures above certain levels, repurchase its stock, and engage in certain other transactions such as making investments or entering into capital leases above certain levels. The bank term loan facility contains an annual requirement to use excess cash flow (as defined within the agreement) to repay debt. Other factors, such as the sale of assets or the issuance of new notes, may also result in a mandatory prepayment of a portion of the bank term loan.

As of March 25, 2012, the Company had in place with its syndicate of banks a $363 million term loan that was fully drawn and a revolving credit facility with availability of $40.3 million and no outstanding balance. Also outstanding were 11.75% Senior Notes with a par value of $300 million that were sold at a discount and carried on the balance sheet at quarter end at $295 million. The bank credit facilities mature in March 2013 (absent the occurrence of the extension event) and bear an interest rate at the LIBOR floor of 1.5% plus a margin (7% at the close of the first quarter) based on the Company’s leverage ratio, plus PIK interest of 1.5%, all as defined in the agreement. The Company pledged its cash and assets as well as the stock of its subsidiaries as collateral; the Company’s subsidiaries also guarantee the debt of the parent company. The Company was in compliance with all covenants at March 25, 2012, and expects to remain in compliance under the revised covenants contained in the amended credit agreement.

In the third quarter of 2011, the Company’s last remaining interest rate swaps matured. Interest rate swaps were carried at fair value based on the present value of the estimated cash flows the Company would have received or paid to terminate the swaps; the Company applied a discount rate that was predicated on quoted LIBOR prices and current market spreads for unsecured borrowings. In the first quarter of 2011, $2.7 million was reclassified from Other Comprehensive Income (OCI) into interest expense on the Consolidated Condensed Statement of Operations as the effective portion of the interest rate swap. The pretax change deferred in OCI in the first quarter of 2011 was $2.5 million, which was recorded in the Consolidated Condensed Statement of Operations in the “Interest expense” line.

The following table includes information about the carrying values and estimated fair values of the Company’s financial instruments at March 25, 2012 and December 25, 2011:

	March 25, 2012		December 25, 2011
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Investments
Trading	$188	$188	$205	$205
Liabilities:
Long-term debt:
Bank term loan facility	363,126	356,417	363,126	340,639
11.75% senior notes	295,162	295,500	294,919	285,000

Trading securities held by the Supplemental 401(k) Plan are carried at fair value and are determined by reference to quoted market prices. The fair value of the bank term loan debt in the chart above was estimated using discounted cash flow analyses and the Company’s bank borrowing rate (by reference to market interest rates as of March 25, 2012 and March 27, 2011). The fair value of the 11.75% Senior Notes was valued by reference to the most recent trade prior to the end of the applicable period. Under the fair value hierarchy, the Company’s trading securities fall under Level 1 (quoted prices in active markets) and its long-term debt falls under Level 2 (other observable inputs).

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

Management measures segment performance based on profit or loss from operations before acquisition-related amortization, impairment charges, and other corporate-related charges such as debt modification costs. Impairment charges and amortization of acquired intangibles are not allocated to individual segments although the intangible assets themselves are included in identifiable assets for each segment. Intercompany sales are primarily accounted for as if the sales were at current market prices and are eliminated in the consolidated financial statements. The Company’s reportable segments are managed separately, largely based on geographic market considerations and a desire to provide services to customers regardless of media platform. In certain instances, operations have been aggregated based on similar economic characteristics.

The following table sets forth the Company’s current and prior-year financial performance by segment:

(In thousands)	Revenues	Depreciation and Amortization	Operating Profit (Loss)
Three Months Ended March 25, 2012
Virginia/Tennessee	$41,176	$(2,781)	$4,359
Florida	31,963	(1,426)	747
Mid-South	42,968	(3,130)	9,262
North Carolina	17,916	(1,341)	313
Ohio/Rhode Island	13,329	(655)	3,181
Advertising Services & Other	2,504	(172)	(1,180)
Eliminations	(342)	—	—

			16,682

Unallocated amounts:
Acquisition intangibles amortization	—	(1,426)	(1,426)
Corporate expense	—	(1,563)	(8,171)

	$149,514	$(12,494)

Corporate interest expense			(15,136)
Debt modification costs			(10,408)
Goodwill and other asset impairment			(10,082)
Other			(3,687)

Loss before income taxes			$(32,228)

Three Months Ended March 27, 2011
Virginia/Tennessee	$42,580	$(3,177)	$3,837
Florida	33,945	(1,600)	(3,135)
Mid-South	38,292	(2,957)	5,412
North Carolina	17,629	(1,410)	127
Ohio/Rhode Island	12,357	(773)	2,344
Advertising Services & Other	5,149	(240)	(13)
Eliminations	(1,009)	—	—

			8,572

Unallocated amounts:
Acquisition intangibles amortization	—	(1,514)	(1,514)
Corporate expense	—	(1,348)	(8,272)

	$148,943	$(13,019)

Corporate interest expense			(16,553)
Other			(2,779)

Loss before income taxes			$(20,546)

7. The following table sets forth the computation of basic and diluted earnings per share. There were approximately 36,000 shares that were not included in the computation of diluted EPS for the quarter ended March 27, 2011, because to do so would have been anti-dilutive for the period presented.

(In thousands, except per share amounts)	Quarter Ended March 25, 2012	Quarter Ended March 27, 2011

Numerator for basic and diluted earnings per share:
Loss available to common stockholders	$(34,424)	$(25,804)

Denominator for basic and diluted earnings per share:
Weighted average shares outstanding	22,555	22,400

Loss per common share (basic and diluted)
(basic and diluted)	$(1.53)	$(1.15)

8. The following table provides the components of net periodic employee benefits expense for the Company’s benefit plans for the first quarter of 2012 and 2011:

	Pension Benefits		Other Benefits
(In thousands )	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Service cost	$—	$—	$50	$50
Interest cost	5,300	5,600	450	550
Expected return on plan assets	(5,925)	(6,175)	—	—
Amortization of prior-service (credit)/cost	—	—	325	450
Amortization of net loss/(gain)	1,375	950	(175)	(125)

Net periodic benefit cost	$750	$375	$650	$925

9. The Company accrues severance expense when payment of benefits is both probable and the amount is reasonably estimable. The Company records severance expense related to involuntary employee terminations in the “Employee compensation” line item on the Consolidated Condensed Statements of Operations. Targeted workforce reductions have been utilized in response to economic weakness and the Company’s continuing efforts to align its costs with available revenues. The Company’s severance expense was not significant in the quarter ended March 25, 2012 or the quarter ended March 27, 2011. Accrued severance costs are included in the “Accrued expenses and other liabilities” line item on the Consolidated Condensed Balance Sheet. The following table represents a summary of severance activity by segment (in thousands) for the quarter ended March 25, 2012:

(In thousands )	Virginia/ Tennessee	Florida	Mid- South	North Carolina	Ohio/ Rhode Island	Advertising Services & Other	Corporate	Consolidated
Accrued severance Dec. 25, 2011	$—	$2,807	$13	$115	$—	$89	$173	$3,197
Severance expense	58	(114)	—	(3)	3	9	25	(22)
Severance payments	(58)	(2,672)	(13)	(112)	(3)	(95)	(172)	(3,125)

Accrued severance March 25, 2012	$—	$21	$—	$—	$—	$3	$26	$50

10. The following table shows the Company’s Statement of Stockholders’ Equity as of March 25, 2012:

	Class A	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
(In thousands, except shares and per share amounts)	Shares	Class A	Class B	Capital	Income (Loss)	Earnings	Total
Balance at December 25, 2011	22,548,741	$112,744	$2,743	$28,711	$(185,116)	$74,871	$33,953
Net loss		—	—	—	—	(34,424)	(34,424)
Exercise of stock options	15,700	79	—	(45)	—	—	34
Performance accelerated restricted stock	233,553	1,167	—	(1,252)	—	—	(85)
Stock-based compensation		—	—	552	—	—	552
Other	12	—	—	(13)	—	—	(13)

Balance at March 25, 2012	22,798,006	$113,990	$2,743	$27,953	$(185,116)	$40,447	$17

11. The Company’s subsidiaries guarantee the debt securities of the parent company. The Company’s subsidiaries are 100% owned except for the Supplemental 401(k) Plan; all subsidiaries except those in the non-guarantor column (the Supplemental 401(k) Plan) currently guarantee the debt securities. These guarantees are full and unconditional and on a joint and several basis. The following financial information presents condensed consolidating balance sheets, statements of operations, and statements of cash flows for the parent company, the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries, together with certain eliminations.

Media General, Inc.

Condensed Consolidating Balance Sheet

As of March 25, 2012

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10,735	$1,442	$—	$—	$12,177
Accounts receivable - net	—	83,263	—	—	83,263
Inventories	2	6,103	—	—	6,105
Other	4,776	14,177	—	—	18,953

Total current assets	15,513	104,985	—	—	120,498

Investment in and advances to subsidiaries	211,823	1,986,311	—	(2,198,134)	—
Intercompany note receivable	660,213	—	—	(660,213)	—
Other assets	25,906	12,442	188	—	38,536
Property, plant and equipment - net	24,284	340,440	—	—	364,724
FCC licenses and other intangibles - net	—	203,760	—	—	203,760
Excess cost over fair value of net identifiable assets of acquired businesses	—	315,590	—	—	315,590

TOTAL ASSETS	$937,739	$2,963,528	$188	$(2,858,347)	$1,043,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,832	$15,777	$—	$(6)	$24,603
Accrued expenses and other liabilities	27,402	40,826	—	—	68,228

Total current liabilities	36,234	56,603	—	(6)	92,831

Long-term debt	658,429	15	—	—	658,444
Intercompany loan	—	660,213	—	(660,213)	—
Retirement, post-retirement and post-employment plans	221,121	—	—	—	221,121
Deferred income taxes	—	46,334	—	—	46,334
Other liabilities and deferred credits	19,739	3,664	958	—	24,361

Stockholders’ equity:
Common stock	116,733	4,872	—	(4,872)	116,733
Additional paid-in capital	30,152	2,435,790	(2,007)	(2,435,982)	27,953
Accumulated other comprehensive loss	(185,116)	—	—	—	(185,116)
Retained earnings	40,447	(243,963)	1,237	242,726	40,447

Total stockholders’ equity	2,216	2,196,699	(770)	(2,198,128)	17

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$937,739	$2,963,528	$188	$(2,858,347)	$1,043,108

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

Media General, Inc.

Condensed Consolidating Statements of Operations

and Comprehensive Loss

Three Months Ended March 25, 2012

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Revenues	$8,554	$149,855	$—	$(8,895)	$149,514

Operating costs:
Employee compensation	10,973	62,064	167	—	73,204
Production	—	35,919	—	(320)	35,599
Selling, general and administrative	(35)	33,613	—	(8,575)	25,003
Depreciation and amortization	933	11,561	—	—	12,494
Goodwill and other asset impairment	—	10,082	—	—	10,082

Total operating costs	11,871	153,239	167	(8,895)	156,382

Operating loss	(3,317)	(3,384)	(167)	—	(6,868)

Other income (expense):
Interest expense	(15,136)	(16)	—	—	(15,152)
Debt modification costs	(10,408)	—	—	—	(10,408)
Intercompany interest income (expense)	14,705	(14,705)	—	—	—
Investment income (loss) - consolidated affiliates	(20,477)	—	—	20,477	—
Other, net	209	(9)	—	—	200

Total other income (expense)	(31,107)	(14,730)	—	20,477	(25,360)

Income (loss) before income taxes	(34,424)	(18,114)	(167)	20,477	(32,228)

Income tax expense	—	2,196	—	—	2,196

Net loss	$(34,424)	$(20,310)	$(167)	$20,477	$(34,424)

Comprehensive loss	$(34,424)	$(20,310)	$(167)	$20,477	$(34,424)

Media General, Inc.

Condensed Consolidating Statements of Operations

and Comprehensive Loss

Three Months Ended March 27, 2011

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Revenues	$9,328	$149,892	$—	$(10,277)	$148,943

Operating costs:
Employee compensation	10,172	67,937	110	—	78,219
Production	—	36,670	—	(914)	35,756
Selling, general and administrative	388	35,171	—	(9,363)	26,196
Depreciation and amortization	620	12,399	—	—	13,019

Total operating costs	11,180	152,177	110	(10,277)	153,190

Operating loss	(1,852)	(2,285)	(110)	—	(4,247)

Other income (expense):
Interest expense	(16,553)	(11)	—	—	(16,564)
Intercompany interest income (expense)	17,154	(17,154)	—	—	—
Investment income (loss) - consolidated affiliates	(25,751)	—	—	25,751	—
Other, net	241	24	—	—	265

Total other income (expense)	(24,909)	(17,141)	—	25,751	(16,299)

Income (loss) before income taxes	(26,761)	(19,426)	(110)	25,751	(20,546)

Income tax expense (benefit)	(957)	6,215	—	—	5,258

Net income (loss)	$(25,804)	$(25,641)	$(110)	$25,751	$(25,804)

Comprehensive income (loss)	$(24,306)	$(25,641)	$(110)	$25,751	$(24,306)

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 25, 2012

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Cash flows from operating activities:
Net cash (used) provided by operating activities	$(13,930)	$18,289	$13	$—	$4,372

Cash flows from investing activities:
Capital expenditures	(382)	(1,134)	—	—	(1,516)
Net change in intercompany note receivable	17,256	—	—	(17,256)	—
Other, net	—	78	—	—	78

Net cash (used) provided by investing activities	16,874	(1,056)	—	(17,256)	(1,438)

Cash flows from financing activities:
Increase in bank debt	8,000	—	—	—	8,000
Repayment of bank debt	(8,000)	—	—	—	(8,000)
Net change in intercompany loan	—	(17,256)	—	17,256	—
Debt issuance costs	(13,902)	—	—	—	(13,902)
Other, net	19	(2)	(13)	—	4

Net cash (used) provided by financing activities	(13,883)	(17,258)	(13)	17,256	(13,898)

Net decrease in cash and cash equivalents	(10,939)	(25)	—	—	(10,964)
Cash and cash equivalents at beginning of year	21,674	1,467	—	—	23,141

Cash and cash equivalents at end of period	$10,735	$1,442	$—	$—	$12,177

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 27, 2011

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Cash flows from operating activities:
Net cash used by operating activities	$(3,383)	$(539)	$(10)	$—	$(3,932)

Cash flows from investing activities:
Capital expenditures	(748)	(3,864)	—	—	(4,612)
Net change in intercompany note receivable	(5,247)	—	—	5,247	—
Other, net	32	119	—	—	151

Net cash (used) provided by investing activities	(5,963)	(3,745)	—	5,247	(4,461)

Cash flows from financing activities:
Increase in bank debt	20,248	—	—	—	20,248
Repayment of bank debt	(25,108)	—	—	—	(25,108)
Net change in intercompany loan	—	5,247	—	(5,247)	—
Other, net	24	—	10	—	34

Net cash (used) provided by financing activities	(4,836)	5,247	10	(5,247)	(4,826)

Net (decrease) increase in cash and cash equivalents	(14,182)	963	—	—	(13,219)
Cash and cash equivalents at beginning of year	30,893	967	—	—	31,860

Cash and cash equivalents at end of period	$16,711	$1,930	$—	$—	$18,641

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company is a diversified communications company located primarily in the southeastern United States. It is focused on providing high-quality local content in growth markets over multiple platforms and continuing to develop new products and initiatives tailored to customer preferences. The Company values traditional media audience viewership, but also understands the importance of garnering an increased share of digital audiences and monetizing online and mobile content. Regardless of the delivery platform, content and information remain the primary products that the Company provides. Each marketplace has its own specific needs, which are being addressed through a variety of targeted means, including: niche publications, digital subscriptions for online content, customized broadcast programs, centralized content resulting from pooled resources within a region, and additional newscasts that resulted from partnering with other affiliates and TV stations. By focusing on specific opportunities within a geographic market, the Company remains close to its customers (advertisers and consumers) and as a result, its products evolve to meet the needs of the marketplace. The Company’s strategic objective is to drive profitable growth across multiple platforms by engaging with communities on their own terms and by developing effective marketing opportunities that connect advertisers to their prospective targeted customers.

In the first quarter of 2012, the Company engaged an investment banker to explore the potential sale of its newspaper operations. The Company is in the process of obtaining non-disclosure agreements from interested parties and scheduling due diligence reviews. While there is no assurance that any transaction will occur, the Company is examining whether this is the best way to maximize long-term shareholder value.

The Company’s fiscal year ends on the last Sunday in December.

RESULTS OF OPERATIONS

The Company recorded a net loss of $34 million ($1.53 per share) in the first quarter of 2012, as compared to a net loss of $26 million ($1.15 per share) in the equivalent prior-year quarter. In 2012, these results included a non-cash pretax impairment charge of $10 million to write-off the remaining goodwill and other intangible assets related to DealTaker.com. For a complete discussion of this impairment charge, see the Impairment section in this MD&A. Additionally, first quarter 2012 results included debt modification costs of $10 million related to the amendment of the Company’s bank credit facility, including certain advisory, arrangement and legal fees related to the refinancing. Income taxes in 2012 decreased $3.1 million as compared to the first quarter of 2011, due primarily to a tax benefit related to the impairment charge.

The Company reduced its loss from $26 million in the first quarter of 2011 to a loss excluding impairment charges and debt modification costs of $18 million in the first quarter of 2012. This $8 million improvement was achieved primarily through strong Political revenues and continued aggressive cost management; a significant cost-saving benefit was realized in the Florida Market from an extensive reengineering at The Tampa Tribune that was implemented in late 2011. Higher retransmission fees also bolstered Broadcast revenues. The combination of reduced overall costs and higher revenues at the Company’s Broadcast stations resulted in higher year-over-year profits at each of the geographic markets. Additionally, lower interest expense helped contribute to the bottom-line improvement. The 8.5% drop in interest expense was primarily due to the remaining interest rate swaps maturing in the third quarter of 2011.

SEGMENT RESULTS

Revenues

Revenues are grouped primarily into five major categories: Local, National, Political, Classified, and Subscription/Content/Circulation (which includes newspaper circulation, broadcast retransmission revenues, and interactive subscription and content revenues). The following chart summarizes the total consolidated period-over-period changes in these select revenue categories:

Change in Market Revenue by Major Category

2012 versus 2011

	First Quarter Change
(In thousands)	Amount	Percent
Local	$(2,840)	(3.6)
National	(69)	(0.3)
Political	6,000	NM
Classified	(1,905)	(10.5)
Subs/Content/Circulation	3,205	14.9

“NM” is not meaningful

Robust Political advertising and increased broadcast retransmission revenues contributed to higher total revenues in the first quarter of 2012. As anticipated, higher Political revenues in this presidential election year were responsible for the lion’s share of the improvement, while increased retransmission fees from higher rates when renewing agreements also contributed. Additionally, the Super Bowl aired on the Company’s eight NBC stations this year and contributed $2.8 million in related advertising revenues. As illustrated in the chart above, revenues were down across Local, Classified and National; a general weakness in advertising at the Company’s Print operations drove these year-over-year declines. While not yet a major revenue category, the Company’s Printing and Distribution operations have continued to expand and are becoming an increasingly important contributor to overall revenues as evidenced by a 9.1% revenue increase in the first quarter over the equivalent prior-year period (from $4 million to $4.4 million).

Revenues in the Virginia/Tennessee Market fell 3.3% in the first quarter of 2012 compared to 2011. Small increases in Political and National advertising were unable to offset lower Classified and Local advertising (down 12% and 2.8%, respectively). Revenues from third-party Printing and Distribution grew 17%.

Revenues in the Florida Market decreased 5.8%, in the first quarter of the year compared to the first three months of 2011. With the exception of Political, advertising revenues were down across all categories. Some of this decrease was an expected result of the reengineering at The Tampa Tribune where management is now focused on the core Tampa market. However, the continued soft housing market and high unemployment in the Tampa Bay area remained a detrimental factor in the Market’s overall revenue performance. Local advertising fell farthest (down 12%), with Classified advertising (down 14%) contributing the majority of the remaining shortfall. Both of these decreases were driven by Print advertising.

Revenues in the Mid-South Market increased a solid 12% in the first quarter of 2012 compared to 2011. A $4.5 million year-over-year increase in Political advertising provided a large percentage of the improvement. With 11 of the Company’s 18 network-affiliated television stations, the Mid-South Market is significantly influenced by Political advertising. Also contributing to this Market’s revenue success was a 51% increase in Printing and Distribution revenues and growth of 38% in Subscription/Content/Circulation revenues due to retransmission fees. Following trend, Local and Classified advertising were down (2.7% and 12%, respectively) due primarily to weak Print advertising.

Revenues in the North Carolina Market rose 1.6% in the first quarter of 2012 from the first three months of 2011. Higher retransmission revenues drove this growth and resulted in a 13% increase in Subscription/Content/Circulation revenues. A small increase in Political advertising was more than offset by the combined reductions in Local and National advertising. Printing and Distribution revenues in the North Carolina Market rose 15% in the first quarter of 2012.

Revenues in the Ohio/Rhode Island Market increased 7.9% in the first quarter of 2012 compared to the first quarter of 2011. This is the Company’s only geographic market which does not include any newspapers and is therefore less influenced by Classified advertising, but more affected by the ebb and flow of Political and Olympic revenues in corresponding odd and even-numbered years. Running counter to trend, this is the only Market which could attribute the largest portion of its revenue growth to improved Local advertising. Local revenues were up due to healthy new business growth and increases in the automotive, telecommunications and medical categories. Also contributing to the Market’s increased revenues was solid Political advertising and a 53% increase in Subscription/Content/Circulation revenues due to higher retransmission fees.

Operating Expenses

Total operating costs excluding impairment charges dropped 4.5% in the first three months of 2012. The Company manages its expenses, to the extent possible, based on the revenue opportunities in each market. Over the past few years in particular, the Company has reacted to the challenging advertising environment by aggressively reducing costs across all markets and modifying its operations to achieve greater efficiencies. In late 2011, the Company implemented a workforce reduction at its Tampa print properties as part of a strategic reengineering process in response to that Market’s weakened economy. The most significant factor contributing to the decrease in overall market operating costs was an 8.3% decrease in employee compensation costs (aided by reduced headcount in the Florida Market). Additionally, newsprint costs dropped 8.4% in 2012 from the prior year due primarily to a 7.8% decrease in consumption. While all markets reaped the benefits of higher retransmission revenues, there was also an increase in network affiliate fees.

Operating expenses in the Virginia/Tennessee Market decreased 5% in the first quarter of 2012 from the first quarter of 2011. The primary factor contributing to this Market’s lower operating costs was decreased salary expense as a result of reduced headcount. Also contributing, to a lesser degree, was a decrease in depreciation and amortization (down 12% due to lower capital expenditures).

Operating expenses in the Florida Market were down 16% in the first quarter of 2012 from the equivalent year-ago period of 2011, despite the inclusion of nearly $1 million of expense in the 2012 quarter related to the closure of a newspaper packaging and distribution center. Lower employee compensation (due to reduced headcount) was the driving factor behind the Market’s substantial quarter-over-quarter drop in operating costs. As mentioned earlier, a reengineering process in late 2011 more closely aligned the Market’s costs with its current revenue-producing capabilities. Lower newsprint consumption (due primarily to lower daily circulation that was part of the reengineering plan) resulted in a 20% reduction in newsprint costs.

Operating expenses in the Mid-South Market rose 2.5% in the first quarter of 2012 from the same period in 2011. While employee compensation costs were in line with the prior-year’s first quarter, small increases in several other areas resulted in the Market’s overall rise in operating costs. Differing from other markets, newsprint expense rose due to increased commercial printing volumes. This market has a heavier mix of broadcast stations than newspapers, and therefore, while newsprint costs were up, they were less significant to the overall cost expense base than in other markets. Additionally, the Market saw modest increases in depreciation and amortization expense and higher employee relocation costs.

Operating expenses in the North Carolina Market increased less than 1% in the first quarter compared to 2011’s first quarter. Lower employee compensation costs (due to a reduced workforce and lower commissions), were more than offset by an increase in certain departmental costs, primarily higher network affiliate fees.

Operating expenses in the Ohio/Rhode Island Market were up 1.4% in the quarter relative to the first three months of 2011. The combination of several factors was responsible for the Market’s increased overall costs. Higher employee compensation costs resulted as improved performance in Local advertising revenues led to higher sales incentives and commissions. Additionally, the Super Bowl and the NCAA basketball Final Four resulted in increased news coverage costs due to the participation of local sports teams in these events. A drop in depreciation and amortization (due to reduced capital spending) helped to soften the Market’s overall increase in operating costs.

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

Revenues in ASO decreased 51% in the first quarter of 2012 from the first quarter of 2011. The Market’s revenue decline was due in large part to a $1.3 million (91%) reduction in revenues at DealTaker.com that was driven by a significant change in the way Internet search results are delivered by Google. Also contributing to the Market’s decreased revenues were declines of $.7 million and $.5 million in revenues at Production Services and Blockdot, respectively, due to decreased sales and a general economic softness.

Operating expenses were down 29% in the first quarter of 2012 primarily due to lower compensation costs combined with targeted expense reductions at Blockdot. In addition, lower cost of goods sold was in line with the decreased volumes of work at Production Services.

Subsequent to the end of the first quarter, the Company began winding down the operations of its Production Services business due to continued weakness in third party sales. This operation will be completely shut down by the end of 2012. The Company is currently considering its options for DealTaker.com including a possible sale or shutdown, and expects to make a determination in the second quarter.

Operating Profit (Loss)

The following chart shows the change in operating profit by market; the period-over-period movement in market operating profit was driven by the underlying fluctuations in revenue and expense as detailed in the previous discussion.

	First Quarter Change
(In thousands)	Amount	Percent
Virginia/Tennessee	$522	13.6
Florida	3,882	NM
Mid-South	3,850	71.1
North Carolina	186	146.5
Ohio/Rhode Island	837	35.7
Adv. Services & Other	(1,167)	NM

Total	$8,110	94.6

“NM” is not meaningful

Excluding Advertising Services & Other, all Markets surpassed their 2011 first quarter operating profit performances, with the Florida and Mid-South Markets exhibiting the strongest growth. Robust Political advertising combined with lower operating costs (particularly in the Florida Market) to produce the improved quarter-over-quarter results. Higher operating costs at the Mid-South, North Carolina and Ohio/Rhode Island Markets, were more than offset by increased revenues in those Markets. Conversely, the Florida and Virginia/Tennessee Markets achieved their improved operating profits by reducing costs.

INTEREST EXPENSE

Interest expense decreased $1.4 million in the first quarter of 2012 from the first three months of 2011. Interest expense decreased 8.5% due primarily to the maturation of the remaining interest rate swaps in the third quarter of 2011. The average rate decreased from 9.9% in the first quarter of 2011 to 9.2% in the equivalent quarter of 2012. A $12 million reduction in average debt outstanding also contributed to the overall decrease in interest expense.

IMPAIRMENT

DealTaker.com suffered the adverse effects of a significant change in the way Internet search results are delivered by Google. At the end of the first quarter of 2012, it became apparent that DealTaker’s results were not in line with the Company’s expectations (particularly for the month of March) and that efforts to modify its software to address this search engine change would not produce results in a timely fashion. Accordingly, the Company performed an interim impairment test as of the end of the first quarter, which resulted in a non-cash pretax impairment charge of $10.1 million (comprised of $9.1 million related to goodwill and $1 million related to other intangibles). As a result of this most recent impairment charge, the carrying value of Dealtaker’s goodwill and other intangible assets is zero.

INCOME TAXES

The Company recorded non-cash income tax expense of $2.2 million in the first quarter of 2012 compared to $5.3 million in the equivalent quarter of 2011. The Company’s tax provision for all periods had an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance at the beginning of each period. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, tax expense recorded in the first quarter of 2012 and 2011 included the accrual of non-cash tax expense of approximately $6 million of additional valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”). The “naked credit” expense was partially offset in the first quarter by a $3.6 million tax benefit related to the impairment charge. The Company expects the naked credit to generate approximately $23 million of non-cash income tax expense for the full-year 2012; other discrete tax adjustments and intraperiod tax allocations that are difficult to forecast may impact the remainder of 2012. A full discussion of the naked credit issue is contained in Note 3 of Item 8 of the Company’s Form 10-K for the year ended December 25, 2011.

LIQUIDITY

Net cash provided by operating activities in the first quarter of 2012 was $4.4 million compared to a $3.9 million use of cash in the year-ago period. Cash collected from year-end accounts receivable as well as cash on hand at year end allowed the Company to pay debt issuance costs of $14 million, contribute $1.9 million to its retirement plan, and make capital expenditures of $1.5 million.

On March 20, 2012, the Company amended its existing bank credit agreement. The amendments included covenant modifications that provide the Company more flexibility to operate in the current uncertain economic environment. Additionally, the amended agreement provides for an extension of the maturity date of the $363 million of bank debt from March 29, 2013 to March 30, 2015, if certain criteria are met. The trigger for this extension is raising at least $225 million for the benefit of the Company’s credit facilities (the “extension event”) prior to May 25, 2012. The Company is currently evaluating its options to raise the amounts needed to trigger the extension event. Of the $225 million that must be raised to activate the extension event, at least $190 million must be applied to prepay the outstanding term loan and an amount determined by formula must be set aside in a liquidity account, as defined in the agreement. Within certain guidelines, the Company may withdraw funds from the liquidity account for general corporate purposes. However, all funds in the liquidity account must be depleted prior to accessing the Company’s revolving credit facility (the “revolver”). Upon amendment of the Company’s existing credit agreement, the Company’s maximum borrowing capacity under its revolver was reduced to $45 million; its unused commitment fee rose to 2.5%. The Company’s ability to borrow under this facility at any given time may be constrained by its leverage ratio, as defined in the agreement.

The agreement allows for the issuance of new notes to refinance the Company’s existing indebtedness. Net cash proceeds received from the issuance of any new notes must be applied to the term loan, outstanding revolver loans, if any, or deposited in the liquidity account by formula defined in the agreement. In addition to the term loan paydown, the revolving commitment will be correspondingly reduced by the same amount of any increase to the liquidity account funding in excess of $15 million.

The amended bank term loan has an interest rate of LIBOR (with a 1.5% floor) plus a margin ranging from 5% to 7%, determined by the Company’s leverage ratio, as defined in the agreement. In addition to this cash interest, the Company will accrue payment-in-kind (PIK) interest of 1.5%. PIK interest increases the bank term loan outstanding and is payable in cash at loan maturity. The PIK rate is subject to increase if the yield-to-maturity on any new notes exceeds 13%. The amended agreement has two main financial covenants; a leverage ratio and an interest coverage ratio which involve debt levels, a rolling four-quarter calculation of EBITDA, and cash paid for interest (excluding certain fees and PIK), all as defined in the agreement. The leverage ratio is calculated as the ratio of total indebtedness (including long-term debt, capitalized leases, guarantees and letters of credit) to earnings before interest, taxes, depreciation and amortization (EBITDA) (rolling four quarters of EBITDA adjusted for severance and other shutdown charges, non-operating non-cash charges less gains and broadcast film rights’ amortization charges, less cash payments). The interest coverage ratio is calculated as the ratio of EBITDA (as defined for the leverage ratio) to cash interest paid (excluding certain fees). Depending on the quarter, the maximum leverage ratio allowed under the amended agreement falls between 7.1 and 9.5; likewise, the required minimum interest coverage ratio is in the 1.0 to 1.5 range. Additionally, there are restrictions on the Company’s ability to pay dividends, make capital expenditures above certain levels, repurchase its stock, make pension plan contributions above the amount required to achieve and maintain 80% plan funding, and engage in certain other transactions such as making investments or entering into capital leases above certain preset levels.

As of March 25, 2012, the Company had in place with its syndicate of banks a $363 million term loan that was fully drawn and a revolving credit facility with availability of $40 million and no outstanding balance. Also outstanding were 11.75% Senior Notes with a par value of $300 million that were sold at a discount and carried on the balance sheet at quarter end at $295 million. The bank credit facilities mature in March 2013 (absent the occurrence of the extension event) and bear an interest rate at the LIBOR floor of 1.5% plus a margin (7% at the close of the first quarter) based on the Company’s leverage ratio, plus PIK interest of 1.5%, all as defined in the agreement. The Company pledged its cash and assets as well as the stock of its subsidiaries as collateral; the Company’s subsidiaries also guarantee the debt of the parent company.

The Company believes that the combination of its operating cash flow, its borrowing capacity under its amended credit agreement and cash on hand, provides the necessary financial flexibility to manage its working capital, capital expenditures, interest, pension and other cash needs while developing new products and revenue streams and maintaining existing ones. The Company is evaluating its options to raise the amounts necessary to extend the maturity of its credit agreement to March 2015. In the event that the extension is not triggered, the Company will pursue other options (including debt and equity financing and/or asset sales) to raise the amounts necessary to pay off the term loan or amend its term prior to its March 2013 maturity.

The Company was in compliance with all covenants at March 25, 2012, and expects to remain in compliance under the revised covenants contained in the amended credit agreement. The Company currently anticipates its 2012 operating results will include higher revenues as the economy continues to improve, particularly at its television stations due to the typical even-year presence of Olympics and Political advertising. The Company will continue to monitor its revenues, expense levels, and debt covenants and will adjust its operations and capital expenditures as appropriate to maintain cash flow.

OUTLOOK

As 2012 progresses, small indicators of a gradual economic improvement are encouraging. Additionally, Broadcast revenues are strong as evidenced by robust first-quarter Political and Super Bowl advertising. As the year unfolds, the Company expects to reap the benefits of continued strong Political advertising, higher retransmission revenues, and Summer Olympic advertising. While interest costs will be higher in the future months of 2012, the recently amended credit agreement will provide the Company with more flexibility to operate in an uncertain advertising environment. The Company is actively pursuing the sale of its newspaper assets and will strategically consider opportunities to reduce total debt through other asset sales. It is also pursuing further refinancing options. Additionally, the Company will continue to focus on appropriate cost-saving measures as prospects present themselves.

Non-GAAP Financial Metrics

The Company has presented the following non-GAAP financial metrics in Management’s Discussion and Analysis: operating costs excluding impairment charges and loss excluding impairment charges and debt modification costs. The Company believes these metrics are useful to shareholders and investors in understanding the Company’s financial results due to the outsized impact impairment and debt modification costs have had on the Company’s consolidated statements of operations. Specifically, the Company believes these metrics help investors and shareholders evaluate the effect the Company’s cost-cutting initiatives have had on its financial performance; management does not use these metrics for any other purpose. A reconciliation of these non-GAAP financial metrics to amounts on the consolidated statements of operations is included in the charts that follow:

	First Quarter Ending
(in thousands, except percentages)	March 25, 2012	March 27, 2011

Net loss	$(34,424)	$(25,804)
Goodwill and other asset impairment (net of tax benefit of $3,610)	6,472	—
Debt modification costs	10,408	—

Loss excluding impairment charges and debt modification costs	$(17,544)	$(25,804)

	March 25, 2012	March 27, 2011

Operating costs	$156,382	$153,190
Goodwill and other asset impairment (included in operating costs)	(10,082)	—

Operating costs excluding impairment charges	$146,300	$153,190

Percentage change from previous year	(4.5)%

* * * * * * * *

Certain statements in this quarterly report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to accounting estimates and assumptions, expectations regarding interest expense, the economic recovery, the impact of cost-containment measures, staff reductions, income taxes, the Internet, debt compliance, general advertising levels and political advertising levels. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “hopes,” “plans,” “may” and similar words, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

Some significant factors that could affect actual results include, without limitation: the effect of the economy on advertising demand, interest rates, changes in relationships with broadcast networks and lenders, the availability and pricing of newsprint, changes in consumer preferences for programming, health care cost trends and regulations, changes in return on pension plan assets, a natural disaster, the levels of Political and Olympics advertising, regulatory rulings and laws (including income tax laws), and the effects of dispositions and debt agreements on the Company’s results of operations and its financial condition.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Annual Report on Form 10-K for the year ended December 25, 2011, details our disclosures about market risk. As indicated in Items 1 and 2 and in the Form 10-K, the interest rate on the amended bank term loan is based on LIBOR (with a 1.5% floor) plus a margin, plus PIK interest of 1.5%. Going forward, the Company is subject to changes in interest rates to the extent LIBOR exceeds 1.5%. As of March 25, 2012, the applicable LIBOR was 0.24%.

Item 4.	Controls and Procedures

The Company’s management, including the chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes in the Company’s internal controls or in other factors that are reasonably likely to adversely affect internal control during the quarter ended March 25, 2012.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares withheld to satisfy tax withholding obligations upon the release of restrictions on Performance Accelerated Restricted Stock awarded under the Company’s Long-Term Incentive Plan during the three months ended March 25, 2012:

Date	Total Number of Shares Purchased	Average Price Per Share
December 31	20,748	$4.07

Item 6.	Exhibits

(a)	Exhibits

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

101	The following financial information from the Media General, Inc. Quarterly Report on Form 10-Q for the quarter ended March 25, 2012, formatted in XBRL includes: (i) Consolidated Condensed Balance Sheets at March 25, 2012 and December 25, 2011, (ii) Consolidated Condensed Statements of Operations and Comprehensive Loss for the three months ended March 25, 2012 and March 27, 2011, (iii) Consolidated Condensed Statements of Cash Flows for the three months ended March 25, 2012 and March 27, 2011, and (iv) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

DATE: May 3, 2012	/s/ Marshall N. Morton
Marshall N. Morton
President and Chief Executive Officer

DATE: May 3, 2012	/s/ James F. Woodward
James F. Woodward
Vice President - Finance and Chief Financial Officer