Form 10-Q
period 2012-06-24
MEDIA GENERAL INC
filed 2012-08-03
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549
Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2012
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
Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Larger accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 29, 2012.
Class A Common shares:	22,733,767
Class B Common shares:	548,564

MEDIA GENERAL, INC.
TABLE OF CONTENTS
FORM 10-Q REPORT
June 24, 2012

		Page
Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets – June 24, 2012 and December 25, 2011	1

	Consolidated Condensed Statements of Operations and Comprehensive Loss – Three and six months ended June 24, 2012 and June 26, 2011	3

	Consolidated Condensed Statements of Cash Flows – Six months ended June 24, 2012 and June 26, 2011	4

	Notes to Consolidated Condensed Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	30

Item 4.	Controls and Procedures	30

Part II. Other Information

Item 1A.	Risk Factors	31

Item 6.	Exhibits	31

	(a) Exhibits

Signatures		32

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

MEDIA GENERAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(000's except shares)

	June 24, 2012	December 25, 2011

ASSETS

Current assets:
Cash and cash equivalents	$16,661	$23,108
Accounts receivable - net	60,702	59,260
Other	18,796	17,513
Assets of discontinued operations	183,615	337,853
Total current assets	279,774	437,734

Other assets	35,870	28,350

Property, plant and equipment - net	159,408	169,827

FCC licenses and other intangibles - net	201,250	203,023

Excess of cost over fair value of net identifiable assets of acquired businesses	247,107	247,107
	$923,409	$1,086,041

See accompanying notes.

MEDIA GENERAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(000's except shares and per share data)

	June 24, 2012	December 25, 2011

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$19,334	$16,631
Accrued expenses and other liabilities	54,644	46,815
Liabilities of discontinued operations	32,547	38,269
Total current liabilities	106,525	101,715

Long-term debt	651,911	658,199

Retirement, post-retirement and post-employment plans	218,820	223,132

Deferred income taxes	52,721	45,954

Other liabilities and deferred credits	22,694	23,088

Stockholders' equity (deficit):
Preferred stock ($5 cumulative convertible), par value $5 per share, authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 22,803,358 and 22,548,741 shares	114,017	112,744
Class B, authorized 600,000 shares; issued 548,564 shares	2,743	2,743
Additional paid-in capital	44,922	28,711
Accumulated other comprehensive loss	(185,116)	(185,116)
Retained earnings (accumulated deficit)	(105,828)	74,871
Total stockholders' equity (deficit)	(129,262)	33,953
	$923,409	$1,086,041

See accompanying notes.

MEDIA GENERAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)
(000's except for per share data)

	Three Months Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Revenues
Broadcast television	$80,631	$68,833	$152,783	$132,778
Digital media and other	3,481	2,889	6,448	6,232
Total revenues	84,112	71,722	159,231	139,010
Operating costs:
Employee compensation	32,302	30,220	69,186	66,738
Production	18,923	17,779	37,011	34,882
Selling, general and administrative	10,423	10,263	19,189	19,104
Depreciation and amortization	6,110	7,279	13,425	14,497
Total operating costs	67,758	65,541	138,811	135,221
Operating income	16,354	6,181	20,420	3,789
Other income (expense):
Interest expense	(21,657)	(17,190)	(36,808)	(33,753)
Debt modification and extinguishment costs	(7,689)	-	(18,097)	-
Other, net	236	227	421	469
Total other expense	(29,110)	(16,963)	(54,484)	(33,284)

Loss from continuing operations before income taxes	(12,756)	(10,782)	(34,064)	(29,495)
Income tax expense	3,409	2,558	6,817	5,154
Loss from continuing operations	(16,165)	(13,340)	(40,881)	(34,649)
Discontinued operations:
Income (loss) from discontinued operations (net of taxes)	1,566	(2,042)	(8,142)	(6,537)
Loss related to divestiture of discontinued operations (net of taxes)	(131,697)	-	(131,697)	-
Net loss	(146,296)	(15,382)	(180,720)	(41,186)
Unrealized gain on derivative contracts (net of deferred taxes of $997 and $1,955, respectively)	-	1,560	-	3,058
Comprehensive loss	$(146,296)	$(13,822)	$(180,720)	$(38,128)
Net loss per common share:
Loss from continuing operations	$(0.71)	$(0.59)	$(1.81)	$(1.54)
Discontinued operations	(5.77)	(0.09)	(6.20)	(0.30)
Net loss per common share – basic and assuming dilution	$(6.48)	$(0.68)	$(8.01)	$(1.84)

See accompanying notes.

MEDIA GENERAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
 CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(000’s)

	Six Months Ended
	June 24, 2012	June 26, 2011
Operating activities:
Net loss	$(180,720)	$(41,186)
Adjustments to reconcile net loss:
Depreciation and amortization	21,086	26,060
Deferred income taxes	11,613	12,432
Loss related to divestiture of discontinued operations (net of taxes)	131,697	-
Goodwill and other asset impairment (net of taxes)	6,472	-
Non-cash interest expense	4,405	1,744
Debt modification and extinguishment costs	18,097	-
Change in assets and liabilities:
Accounts receivable and inventories	8,096	16,669
Accounts payable, accrued expenses, and other liabilities	9,819	(6,224)
Retirement plan contributions	(4,440)	(7,053)
Other, net	(5,914)	(5,380)
Net cash provided (used) by operating activities	20,211	(2,938)

Investing activities:
Capital expenditures	(4,253)	(10,579)
Collateral deposit related to letters of credit	(5,441)	-
Other, net	1,836	259
Net cash used by investing activities	(7,858)	(10,320)

Financing activities:
Increase in borrowings	395,500	45,000
Repayment of borrowings	(387,098)	(50,000)
Debt issuance costs	(27,172)	-
Other, net	(30)	(3)
Net cash used by financing activities	(18,800)	(5,003)

Net decrease in cash and cash equivalents	(6,447)	(18,261)
Cash and cash equivalents at beginning of period	23,108	31,860
Cash and cash equivalents at end of period	$16,661	$13,599

Cash paid for interest	$29,833	$32,288
Non-cash financing activites:
Issuance of common stock warrants	$(16,912)	$-
Discount accretion	1,270	495
Payment-in-kind interest	972	-

See accompanying notes.

MEDIA GENERAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and with applicable quarterly reporting regulations of the Securities and Exchange Commission.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 25, 2011.

As explained further below, the Company has adjusted its historical financial statements to present certain components of the Company as discontinued operations for all periods presented.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included.

2.         On the first day of the third quarter of 2012, the Company sold all of its newspapers (with the exception of the Tampa group) to World Media Enterprises, Inc. (World Media), a subsidiary of Berkshire Hathaway, for $142 million in cash subject to working capital adjustments and other specified items.  The Company is in discussions with other prospective buyers for its Tampa print assets and associated websites.  Additionally, in the second quarter of 2012, the Company sold DealTaker.com for a nominal amount and shut down its production services company which provided broadcast equipment and design services.  As illustrated in the following chart, the results of these newspapers (as well as their associated web sites), DealTaker.com and the Company’s production services unit have been presented as discontinued operations in the accompanying consolidated condensed statements of operations for the second quarters and six months ended June 24, 2012, and June 26, 2011.  Depreciation and amortization on assets related to these properties ceased during the second quarter of 2012.  The accompanying consolidated condensed balance sheets have been adjusted to present assets and liabilities of discontinued operations separately from those of continuing operations.  The Company also recorded a $132 million after-tax loss related to the expected divestiture of discontinued operations, in the second quarter.  The total after-tax loss includes an estimated loss on the sale of newspapers to World Media of $110 million, an estimated loss on the sale of the Tampa print properties of $18 million, and a loss on the sale of DealTaker.com of $4 million. The Company will provide transition services to World Media over the next twelve months in the areas of human resources, information technology and digital support.  Conversely, World Media will provide selected services (particularly the use of certain systems) which will primarily be utilized during the period the Company continues to operate the Tampa print properties.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands)	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Revenues	$74,999	$83,064	$149,394	$164,719
Costs and expense	71,034	82,445	156,350	165,933
Income before income taxes	3,965	619	(6,956)	(1,214)
Income taxes	2,399	2,661	1,186	5,323
Income (loss) from discontinued operations	$1,566	$(2,042)	$(8,142)	$(6,537)

The Company performed an interim impairment test on DealTaker.com as of the end of the first quarter, which resulted in a non-cash goodwill and other intangible asset impairment charge of $6.5 million net of a tax benefit of $3.6 million.  This impairment charge is included in the loss from discontinued operations for the six months ended June 24, 2012.

The assets of discontinued operations consisted of approximately $40 million and $47 million of current assets and $144 million and $291 million of long-lived assets at June 24, 2012 and December 25, 2011, respectively.  Long-lived assets at June 24, 2012, included $200 million of fixed assets, $69 million of allocated goodwill, $2 million of other intangible assets, and $5 million of other assets (primarily software) which were offset by the $132 million loss related to divestiture of discontinued operations.  Long-lived assets at December 25, 2011, included $205 million of fixed assets, $78 million of allocated goodwill, $3 million of other intangible assets, and $5 million of other assets (primarily software).

Liabilities of discontinued operations of approximately $33 million and $38 million at June 24, 2012 and December 25, 2011, respectively primarily represent accounts payable and accrued expenses.

3.         The Consolidated Condensed Statements of Operations include amortization expense from amortizing intangible assets of $.4 million and $1.4 million for the second quarters of 2012 and 2011, respectively, and $1.8 million and $2.7 million for the respective first six months of 2012 and 2011.  Currently, intangibles amortization expense is projected to be approximately $2.8 million in total for 2012, decreasing to $1.8 million in 2013 and for each year through 2017.

The Company has recorded pretax cumulative impairment losses related to goodwill approximating $724 million through June 24, 2012.  For impairment tests, the Company compares the carrying value of the reporting unit or asset tested to its estimated fair value. The estimated fair value is determined using a combination of the income approach and the market approach. The income approach utilizes the estimated discounted cash flows expected to be generated by the assets. The market approach employs comparable company information, and where available, recent transaction information for similar assets. The determination of fair value requires the use of significant judgment and estimates about assumptions that management believes are appropriate in the circumstances although it is reasonably possible that actual performance will differ from these assumptions. These assumptions include those relating to revenue growth, compensation levels, capital expenditures, discount rates and market trading multiples for comparable assets.  The fair value measurements determined for purposes of performing the Company’s impairment tests are considered to be Level 3 under the fair value hierarchy because they required significant unobservable inputs to be developed using estimates and assumptions determined by the Company and reflecting those that a market participant would use.

The following table shows the gross carrying amount and accumulated amortization for intangible assets as of June 24, 2012 and December 25, 2011:

	December 25, 2011		Change	June 24, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Amortization Expense	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
(including network affiliation, advertiser and programming relationships):
Virginia/Tennessee	$30,537	$19,338	$298	$30,537	$19,636
Florida	-	-	-	-	-
Mid-South	78,118	65,169	1,205	78,118	66,374
North Carolina	7,276	5,808	73	7,276	5,881
Ohio/Rhode Island	9,157	5,580	179	9,157	5,759
Advert. Serv. & Other	2,820	2,802	18	2,820	2,820
Total	$127,908	$98,697	$1,773	$127,908	$100,470

Indefinite-lived intangible assets:
Goodwill:
Virginia/Tennessee	$22,025			$22,025
Florida	40,663			40,663
Mid-South	112,564			112,564
North Carolina	8,545			8,545
Ohio/Rhode Island	61,408			61,408
Advert. Serv. & Other	1,902			1,902
Total goodwill	247,107			247,107
FCC licenses
Virginia/Tennessee	20,000			20,000
Mid-South	93,694			93,694
North Carolina	24,000			24,000
Ohio/Rhode Island	36,004			36,004
Total FCC licenses	173,698			173,698
Other	114			114
Total	$420,919			$420,919

4.            The Company recorded non-cash income tax expense from continuing operations of $3.4 million and $6.8 million in the second quarter and first six months of 2012, compared to $2.6 million and $5.2 million in the equivalent quarter and six months of 2011. The Company’s tax provision for each period had an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance at the beginning of each period. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, tax expense recorded in the second quarters of 2012 and 2011 included the accrual of non-cash tax expense of approximately $3.4 million and $3.6 million, respectively, of additional valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”). Both periods reflected approximately $6 million of non-cash tax expense in total that was allocated between continuing and discontinued operations. The “naked credit” expense was partially offset in the second quarter of 2011 by approximately $1 million of tax benefit related to the intraperiod allocation items in Other Comprehensive Income. After the sale of discontinued operations, the Company expects the naked credit to generate approximately $14 million of non-cash income tax expense from continuing operations for the full-year 2012; other discrete tax adjustments and intraperiod tax allocations that are difficult to forecast may impact the remainder of 2012. A full discussion of the naked credit issue is contained in Note 3 of Item 8 of the Company’s Form 10-K for the year ended December 25, 2011.

5.            On May 24 2012, the Company consummated a financing arrangement with BH Finance LLC, an affiliate of Berkshire Hathaway, that provides the Company with a $400 million term loan and a $45 million revolving credit line.  The funding of the new financing arrangement’s term loan and an initial draw of the revolving credit facility resulted in cash proceeds to the Company of $382.5 million, which were immediately used to fully repay all amounts outstanding under the Company’s existing credit facility, pay fees and expenses related to the financing and to fund working capital requirements.  The new loan was issued at a discount of 11.5% and was secured pari passu with the Company’s existing 11.75% senior secured notes due 2017.   The new term loan has an interest rate of 10.5%, which could step down to 9% if total leverage were to reach 3.50x.  While the new financing arrangement does not contain financial covenants, there are restrictions, in whole or in part, on certain activities including the incurrence of additional debt, repurchase of shares, and the payment of dividends.  The term loan may be voluntarily repaid prior to maturity, in whole or in part, at a price equal to 100% of the principal amount repaid plus accrued and unpaid interest, plus a premium as set forth in the agreement.  Other factors, such as the sale of assets may result in a mandatory prepayment or an offer to prepay a portion of the term loan without premium or penalty.  In addition, the Company may apply up to a maximum of $80 million of the proceeds from the sale of newspapers to World Media to its term loan at par without premium or penalty. The Company considers the prepayment feature to be an embedded derivative which it has bifurcated from the term loan as shown in the chart below.  The new loan and revolving credit facility will mature in May of 2020 and is guaranteed by the Company’s subsidiaries.  The revolving credit line bears interest at a rate of 10% and is subject to a 2% commitment fee.

Concurrent with the funding of the new financing arrangement and pursuant to a Warrant Agreement entered into on May 24, 2012, the Company issued warrants to Berkshire Hathaway to purchase 4.6 million shares of Class A common stock, which represented approximately 19.9% of the number of then outstanding shares of the Company’s common stock.  The warrants are exercisable immediately at a price of $0.01 per share and expire on May 24, 2020.  The Warrant Agreement contains customary anti-dilution provisions that increase the amount of shares that each warrant is exercisable for in the event that certain dilutive events occur.

In conjunction with the secured financing with Berkshire Hathaway and the repayment of the previous credit facility in the second quarter of 2012, the Company recorded debt modification and extinguishment costs of $7.7 million, primarily due to the write-off of unamortized fees related to the former credit agreement.  In addition, the Company capitalized $11 million of arrangement and legal fees related to the new financing; these fees will be amortized as interest expense over the term of the new financing arrangement.  In March of 2012, the Company amended its previous bank credit agreement which resulted in a $10.4 million of expense for debt modification and extinguishment costs including certain advisory, arrangement, and legal fees related to that refinancing.

The previous bank credit facility had an interest rate of LIBOR (with a 1.5% floor) plus a margin of 7% and commitment fees of 2.5%, which were determined by the Company’s leverage ratio, as defined in the agreement.  In addition to this cash interest, the Company accrued payment-in-kind (PIK) interest of 1.5%.  PIK interest increased the bank term loan by nearly $1 million between March and May and was paid in cash upon repayment of the entire facility.

As of June 24, 2012, the Company had in place a $400 million term loan that was fully drawn and a revolving credit facility with an $18.5 million outstanding balance and availability of $26.5 million. Also outstanding were 11.75% senior notes with a par value of $300 million that were sold at a discount and carried on the balance sheet at quarter end at $295 million.  The new term loan with BH Finance matures in March 2020 and bears an interest rate of 10.5%, but could decrease to 9% based on the Company’s leverage ratio, as defined in the agreement.  The Company was in compliance with all provisions at June 24, 2012. The chart below summarizes the carrying value of long-term debt at June 24, 2012:

June 24, 2012
(In thousands)	Carrying Amount
Term loan:
Face value	$400,000
Remaining original issue discount	(45,497)
Remaining warrant discount	(16,727)
Embedded derivative liability	8,809
Remaining embedded derivative discount	(8,713)
Carrying value	337,872

Revolving credit facility ($26.5 million remaining availability)	18,500

Senior notes:
Face value	300,000
Remaining original issue discount	(4,595)
Carrying value	295,405

Capital lease liability	134

Total carrying value	$651,911

Subsequent to the end of the second quarter, the Company completed the sale of its newspapers to World Media Enterprises (a subsidiary of Berkshire Hathaway) for $142 million in cash, subject to normal adjustments.  The Company has used the net proceeds from the newspaper sale to further reduce debt.  The Company has repaid $54 million on the term loan at par and the $18.5 million balance on the revolver.  On June 29, 2012, the Company commenced a cash tender offer to purchase up to $45 million of its 11.75% senior notes due 2017.  The tender offer expired on July 30, 2012, with only $200,000 of acceptances received.  The Company has offered and Berkshire Hathaway will accept repayment at par for the amount the noteholders elected not to take.  Any early repayment will result in additional interest expense from accelerated recognition of a pro rata portion of discounts and deferred issuance costs.

In the third quarter of 2011, the Company’s last remaining interest rate swaps matured.  Interest rate swaps were carried at fair value based on the present value of the estimated cash flows the Company would have received or paid to terminate the swaps; the Company applied a discount rate that was predicated on quoted LIBOR prices and current market spreads for unsecured borrowings.  In the first six months of 2011, $5.4 million was reclassified from Other Comprehensive Income (OCI) into interest expense on the Consolidated Condensed Statement of Operations as the effective portion of the interest rate swap.  The pretax change deferred in OCI in the first six months of 2011 was $5.0 million, which was recorded in the Consolidated Condensed Statement of Operations in the “Interest expense” line.

The following table includes information about the carrying values and estimated fair values of the Company’s financial instruments at June 24, 2012 and December 25, 2011:

	June 24, 2012		December 25, 2011
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Investments
Trading	$180	$180	$205	$205
Liabilities:
Long-term debt:
Revolving credit facility ($26.5 million available at 6/24/2012)	18,500	18,500	-	-
Term loan (including embedded derivative)	337,872	420,000	363,126	340,639
11.75% senior notes	295,405	322,500	294,919	285,000
Stockholders' Equity (Deficit):
Common stock warrants	16,912	18,585	-	-

Trading securities held by the Supplemental 401(k) Plan are carried at fair value and are determined by reference to quoted market prices.  At June 24, 2012, the fair values of the revolving credit facility and term loan were determined using a discounted cash flow analysis and an estimate of the current yield by reference to market interest rates for the Company’s senior notes.  At December 25, 2011, the fair value of the bank term loan debt was estimated using discounted cash flow analyses and the Company’s bank borrowing rate.  The fair value of the 11.75% senior notes was valued by reference to the most recent trade prior to the end of the applicable period.  The fair value of the common stock warrants at June 24, 2012, was determined by reference to a Black-Scholes model.  Under the fair value hierarchy, the Company’s trading securities fall under Level 1 (quoted prices in active markets), its senior notes, its common stock warrants, and it term loan that existed at December 25,  2011, fall under Level 2 (other observable inputs).  Its revolving credit facility and term loan at June 24, 2012, fall under Level 3 (unobservable inputs).

6.             The Company is a diversified communications company located primarily in the southeastern United States.  The Company is comprised of five geographic market segments (Virginia/Tennessee, Florida, Mid-South, North Carolina and Ohio/Rhode Island) along with a sixth segment that includes interactive advertising service companies.  See Note 2 of this Form 10-Q for a complete discussion regarding what comprises discontinued operations and is consequently excluded from the following segment disclosure.

Revenues for the geographic markets include revenues from 18 network-affiliated television stations and their associated websites.  Revenues for the sixth segment, Advertising Services & Other, are generated by two interactive advertising services companies.

Management measures segment performance based on profit or loss from operations before acquisition-related amortization, impairment charges, and other corporate-related charges such as debt modification and extinguishment costs.  Impairment charges and amortization of acquired intangibles are not allocated to individual segments although the intangible assets themselves are included in identifiable assets for each segment.  Intercompany sales are primarily accounted for as if the sales were at current market prices and are eliminated in the consolidated financial statements.  The Company’s reportable segments are managed separately, largely based on geographic market considerations and a desire to provide services to customers regardless of media platform. In certain instances, operations have been aggregated based on similar economic characteristics.

The following table sets forth the Company’s current and prior-year financial performance by segment:

(In thousands)	Revenues	Depreciation and Amortization	Operating Profit (Loss)
Three Months Ended June 24, 2012
Virginia/Tennessee	$6,736	$(349)	$2,011
Florida	15,120	(383)	5,646
Mid-South	36,588	(2,719)	9,457
North Carolina	7,562	(371)	1,790
Ohio/Rhode Island	17,146	(738)	6,603
Advertising Services & Other	1,203	(544)	(977)
Eliminations	(243)	-	32
			24,562
Unallocated amounts:
Acquisition intangibles amortization	-	(442)	(442)
Corporate expense	-	(564)	(8,492)
	$84,112	$(6,110)

Corporate interest expense			(21,641)
Debt modification and extinguishment costs			(7,689)
Other			946

Consolidated loss from continuing operations before income taxes			$(12,756)

Three Months Ended June 26, 2011
Virginia/Tennessee	$5,653	$(378)	$1,039
Florida	12,944	(422)	3,067
Mid-South	32,488	(2,557)	6,567
North Carolina	5,840	(428)	504
Ohio/Rhode Island	14,070	(752)	3,540
Advertising Services & Other	1,009	(722)	(1,033)
Eliminations	(282)	-	43
			13,727
Unallocated amounts:
Acquisition intangibles amortization	-	(1,361)	(1,361)
Corporate expense	-	(659)	(8,423)
	$71,722	$(7,279)

Corporate interest expense			(17,180)
Other			2,455

Consolidated loss from continuing operations before income taxes			$(10,782)

(In thousands)	Assets	Revenues	Depreciation and Amortization	Operating Profit (Loss)
Six Months Ended June 24, 2012
Virginia/Tennessee	$65,342	$12,644	$(697)	$3,399
Florida	78,506	29,090	(793)	9,996
Mid-South	332,163	71,662	(5,435)	18,660
North Carolina	47,081	13,547	(742)	2,179
Ohio/Rhode Island	130,099	30,476	(1,393)	9,784
Advertising Services & Other	10,114	2,276	(1,094)	(1,391)
Eliminations	-	(464)	-	59
				42,686
Unallocated amounts:
Acquisition intangibles amortization	-	-	(1,773)	(1,773)
Corporate	76,489	-	(1,498)	(17,359)
Assets of discontinued operations	183,615
	$923,409	$159,231	$(13,425)
Corporate interest expense				(36,777)
Debt modification and extinguishment costs				(18,097)
Other				(2,744)

Consolidated loss from continuing operations before income taxes				$(34,064)

Six Months Ended June 26, 2011
Virginia/Tennessee	$10,764	$(760)	$1,754
Florida	25,826	(851)	6,030
Mid-South	62,581	(5,091)	11,630
North Carolina	11,151	(857)	671
Ohio/Rhode Island	26,428	(1,525)	5,883
Advertising Services & Other	2,738	(1,425)	(1,481)
Eliminations	(478)	-	76
			24,563
Unallocated amounts:
Acquisition intangibles amortization	-	(2,709)	(2,709)
Corporate expense	-	(1,279)	(17,292)
	$139,010	$(14,497)

Corporate interest expense			(33,733)
Other			(324)

Consolidated loss from continuing operations before income taxes			$(29,495)

7.           The following table sets forth the computation of basic and diluted earnings per share.  There were approximately 1.6 million shares and 0.8 million shares (representing the weighted-average of common stock warrants issued to Berkshire Hathaway) that were not included in the computation of diluted EPS for the second quarter and first six months of 2012, respectively, because to do so would have been anti-dilutive for the periods presented.  Additionally, there were approximately 0 shares and 18,000 shares (representing the weighted-average of outstanding stock options) that were not included in the computation of diluted EPS for the second quarter and first six months of 2011, respectively, because to do so would have been anti-dilutive for the periods presented.

(In thousands, except per share amounts)	Three Months Ended June 24, 2012	Three Months Ended June 26, 2011

Numerator for basic and diluted earnings per share:
Loss from continuing operations available to common stockholders	$(16,165)	$(13,340)

Denominator for basic and diluted earnings per share:
Weighted average shares outstanding	22,563	22,488

Loss from continuing operations per common share (basic and diluted)	$(0.71)	$(0.59)

(In thousands, except per share amounts)	Six Months Ended June 24, 2012	Six Months Ended June 26, 2011

Numerator for basic and diluted earnings per share:
Loss from continuing operations available to common stockholders	$(40,881)	$(34,649)

Denominator for basic and diluted earnings per share:
Weighted average shares outstanding	22,559	22,444

Loss from continuing operations per common share (basic and diluted)	$(1.81)	$(1.54)

8.         The following table provides the components of net periodic employee benefits expense for the Company’s benefit plans for the second quarters and first six months of 2012 and 2011:

	Three Months Ended
	Pension Benefits		Other Benefits
(In thousands)	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Service cost	$-	$-	$50	$63
Interest cost	5,281	5,613	440	405
Expected return on plan assets	(5,927)	(5,823)	-	-
Amortization of prior-service cost	-	-	304	411
Amortization of net loss/(gain)	1,449	947	(235)	(388)
Net periodic benefit cost	$803	$737	$559	$491

	Six Months Ended
	Pension Benefits		Other Benefits
(In thousands)	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Service cost	$-	$-	$100	$113
Interest cost	10,581	11,213	890	955
Expected return on plan assets	(11,852)	(11,998)	-	-
Amortization of prior-service cost	-	-	629	861
Amortization of net loss/(gain)	2,824	1,897	(410)	(513)
Net periodic benefit cost	$1,553	$1,112	$1,209	$1,416

9.         The following table shows the Company’s Statement of Stockholders’ Equity (Deficit) as of June 24, 2012:

	Class A	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated
(In thousands, except shares and per share amounts)	Shares	Class A	Class B	Capital	Income (Loss)	Deficit)	Total
Balance at December 25, 2011	22,548,741	$112,744	$2,743	$28,711	$(185,116)	$74,871	$33,953
Net loss		-	-	-	-	(180,720)	(180,720)
Exercise of stock options	20,899	104	-	(59)	-	-	45
Performance accelerated restricted stock	233,553	1,168	-	(1,252)	-	21	(63)
Stock-based compensation		-	-	650	-	-	650
Issuance of common stock warrants		-	-	16,912	-	-	16,912
Other	165	1	-	(40)	-	-	(39)
Balance at June 24, 2012	22,803,358	$114,017	$2,743	$44,922	$(185,116)	$(105,828)	$(129,262)

10.   The Company’s network affiliation agreements with NBC were originally scheduled to expire on December 31, 2011 but have been extended through September 1, 2012, as negotiations for a long-term agreement continue.

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

 Media General, Inc.
 Condensed Consolidating Balance Sheet
 As of June 24, 2012
 (In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$15,419	$1,242	$-	$-	$16,661
Accounts receivable - net	-	60,702	-	-	60,702
Other	9,782	9,014	-	-	18,796
Assets of discontinued operations	-	183,615	-	-	183,615
Total current assets	25,201	254,573	-	-	279,774

Investment in and advances to subsidiaries	62,133	1,997,804	-	(2,059,937)	-
Intercompany note receivable	677,941	-	-	(677,941)	-
Other assets	29,244	6,446	180	-	35,870
Property, plant and equipment - net	22,445	136,963	-	-	159,408
FCC licenses and other intangibles - net	-	201,250	-	-	201,250
Excess cost over fair value of net identifiable assets of acquired businesses	-	247,107	-	-	247,107
TOTAL ASSETS	$816,964	$2,844,143	$180	$(2,737,878)	$923,409

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14,605	$4,735	$-	$(6)	$19,334
Accrued expenses and other liabilities	39,374	15,270	-	-	54,644
Liabilities of discontinued operations	-	32,547	-	-	32,547
Total current liabilities	53,979	52,552	-	(6)	106,525

Long-term debt	651,904	7	-	-	651,911
Intercompany loan	-	677,941	-	(677,941)	-
Retirement, post-retirement and post-employment plans	218,820	-	-	-	218,820
Deferred income taxes	-	52,721	-	-	52,721
Other liabilities and deferred credits	19,456	2,463	775	-	22,694

Stockholders' equity (deficit):
Common stock	116,760	4,872	-	(4,872)	116,760
Additional paid-in capital	46,989	2,435,790	(2,034)	(2,435,823)	44,922
Accumulated other comprehensive loss	(185,116)	-	-	-	(185,116)
Retained earnings (accumulated deficit)	(105,828)	(382,203)	1,439	380,764	(105,828)
Total stockholders' equity (deficit)	(127,195)	2,058,459	(595)	(2,059,931)	(129,262)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$816,964	$2,844,143	$180	$(2,737,878)	$923,409

 Media General, Inc.
 Condensed Consolidating Balance Sheet
 As of December 25, 2011
 (In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21,674	$1,434	$-	$-	$23,108
Accounts receivable - net	-	59,260	-	-	59,260
Other	3,698	13,815	-	-	17,513
Assets of discontinued operations	-	337,853	-	-	337,853
Total current assets	25,372	412,362	-	-	437,734

Investment in and advances to subsidiaries	233,450	1,985,266	-	(2,218,716)	-
Intercompany note receivable	677,469	-	-	(677,469)	-
Other assets	19,694	8,451	205	-	28,350
Property, plant and equipment - net	25,813	144,014	-	-	169,827
FCC licenses and other intangibles - net	-	203,023	-	-	203,023
Excess of cost over fair value of net identifiable assets of acquired businesses	-	247,107	-	-	247,107
TOTAL ASSETS	$981,798	$3,000,223	$205	$(2,896,185)	$1,086,041

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$11,390	$5,247	$-	$(6)	$16,631
Accrued expenses and other liabilities	33,430	13,385	-	-	46,815
Liabilities of discontinued operations	-	38,269	-	-	38,269
Total current liabilities	44,820	56,901	-	(6)	101,715

Long-term debt	658,199	-	-	-	658,199
Intercompany loan	-	677,469	-	(677,469)	-
Retirement, post-retirement and post-employment plans	223,132	-	-	-	223,132
Deferred income taxes	-	45,954	-	-	45,954
Other liabilities and deferred credits	19,403	2,890	795	-	23,088

Stockholders' equity (deficit):
Common stock	115,487	4,872	-	(4,872)	115,487
Additional paid-in capital	31,002	2,435,790	(1,994)	(2,436,087)	28,711
Accumulated other comprehensive loss	(185,116)	-	-	-	(185,116)
Retained earnings (accumulated deficit)	74,871	(223,653)	1,404	222,249	74,871
Total stockholders' equity (deficit)	36,244	2,217,009	(590)	(2,218,710)	33,953

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$981,798	$3,000,223	$205	$(2,896,185)	$1,086,041

 Media General, Inc.
 Condensed Consolidating Statements of Operations
 and Comprehensive Loss
 Three Months Ended June 24, 2012
 (In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Revenues	$7,267	$84,355	$-	$(7,510)	$84,112

Operating costs:
Employee compensation	5,299	27,205	(202)	-	32,302
Production	-	19,169	-	(246)	18,923
Selling, general and administrative	1,455	16,266	-	(7,298)	10,423
Depreciation and amortization	565	5,545	-	-	6,110
Total operating costs	7,319	68,185	(202)	(7,544)	67,758

Operating income (loss)	(52)	16,170	202	34	16,354

Other income (expense):
Interest expense	(21,641)	(16)	-	-	(21,657)
Debt modification and extinguishment costs	(7,689)	-	-	-	(7,689)
Intercompany interest income (expense)	20,866	(20,866)	-	-	-
Investment income (loss) - consolidated affiliates	(138,038)	-	-	138,038	-
Other, net	258	(22)	-	-	236
Total other income (expense)	(146,244)	(20,904)	-	138,038	(29,110)

Income (loss) from continuing operations before income taxes	(146,296)	(4,734)	202	138,072	(12,756)

Income tax expense	-	3,409	-	-	3,409

Income (loss) from continuing operations	(146,296)	(8,143)	202	138,072	(16,165)
Discontinued operations (net of tax):
Income from discontinued operations	-	1,600	-	(34)	1,566
Loss related to divestiture of discontinued operations	-	(131,697)		-	(131,697)

Net income (loss)	$(146,296)	$(138,240)	$202	$138,038	$(146,296)

Comprehensive income (loss)	$(146,296)	$(138,240)	$202	$138,038	$(146,296)

 Media General, Inc.
 Condensed Consolidating Statements of Operations
 and Comprehensive Loss
 Three Months Ended June 26, 2011
 (In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Revenues	$7,891	$72,004	$-	$(8,173)	$71,722

Operating costs:
Employee compensation	3,466	27,043	(289)	-	30,220
Production	-	17,969	-	(190)	17,779
Selling, general and administrative	1,902	16,388	-	(8,027)	10,263
Depreciation and amortization	659	6,620	-	-	7,279
Total operating costs	6,027	68,020	(289)	(8,217)	65,541

Operating income	1,864	3,984	289	44	6,181

Other income (expense):
Interest expense	(17,180)	(10)	-	-	(17,190)
Intercompany interest income (expense)	17,210	(17,210)	-	-	-
Investment income (loss) - consolidated affiliates	(18,502)	-	-	18,502	-
Other, net	228	(1)	-	-	227
Total other income (expense)	(18,244)	(17,221)	-	18,502	(16,963)

Income (loss) from continuing operations before income taxes	(16,380)	(13,237)	289	18,546	(10,782)

Income tax expense (benefit)	(998)	3,556	-	-	2,558

Income (loss) from continuing operations	(15,382)	(16,793)	289	18,546	(13,340)
Loss from discontinued operations (net of taxes)	-	(1,998)	-	(44)	(2,042)

Net income (loss)	$(15,382)	$(18,791)	$289	$18,502	$(15,382)

Comprehensive income (loss)	$(13,822)	$(18,791)	$289	$18,502	$(13,822)

 Media General, Inc.
 Condensed Consolidating Statements of Operations
 and Comprehensive Loss
 Six Months Ended June 24, 2012
 (In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Revenues	$15,821	$159,695	$-	$(16,285)	$159,231

Operating costs:
Employee compensation	14,846	54,375	(35)	-	69,186
Production	-	37,484	-	(473)	37,011
Selling, general and administrative	2,846	32,216	-	(15,873)	19,189
Depreciation and amortization	1,498	11,927	-	-	13,425
Total operating costs	19,190	136,002	(35)	(16,346)	138,811

Operating income (loss)	(3,369)	23,693	35	61	20,420

Other income (expense):
Interest expense	(36,777)	(31)	-	-	(36,808)
Debt modification and extinguishment costs	(18,097)	-	-	-	(18,097)
Intercompany interest income (expense)	35,571	(35,571)	-	-	-
Investment income (loss) - consolidated affiliates	(158,515)	-	-	158,515	-
Other, net	467	(46)	-	-	421
Total other income (expense)	(177,351)	(35,648)	-	158,515	(54,484)

Income (loss) from continuing operations before income taxes	(180,720)	(11,955)	35	158,576	(34,064)

Income tax expense	-	6,817	-	-	6,817

Income (loss) from continuing operations	(180,720)	(18,772)	35	158,576	(40,881)
Discontinued operations (net of tax):
Loss from discontinued operations	-	(8,081)	-	(61)	(8,142)
Loss related to divestiture of discontinued operations	-	(131,697)		-	(131,697)

Net income (loss)	$(180,720)	$(158,550)	$35	$158,515	$(180,720)

Comprehensive income (loss)	$(180,720)	$(158,550)	$35	$158,515	$(180,720)

 Media General, Inc.
 Condensed Consolidating Statements of Operations
 and Comprehensive Loss
 Six Months Ended June 26, 2011
 (In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Revenues	$17,219	$139,427	$-	$(17,636)	$139,010

Operating costs:
Employee compensation	12,300	54,617	(179)	-	66,738
Production	-	35,204	-	(322)	34,882
Selling, general and administrative	3,628	32,866	-	(17,390)	19,104
Depreciation and amortization	1,279	13,218	-	-	14,497
Total operating costs	17,207	135,905	(179)	(17,712)	135,221

Operating income	12	3,522	179	76	3,789

Other income (expense):
Interest expense	(33,733)	(20)	-	-	(33,753)
Intercompany interest income (expense)	34,364	(34,364)	-	-	-
Investment income (loss) - consolidated affiliates	(44,253)	-	-	44,253	-
Other, net	469	-	-	-	469
Total other income (expense)	(43,153)	(34,384)	-	44,253	(33,284)

Income (loss) from continuing operations before income taxes	(43,141)	(30,862)	179	44,329	(29,495)

Income tax expense (benefit)	(1,955)	7,109	-	-	5,154

Income (loss) from continuing operations	(41,186)	(37,971)	179	44,329	(34,649)
Loss from discontinued operations (net of tax)	-	(6,461)	-	(76)	(6,537)

Net income (loss)	$(41,186)	$(44,432)	$179	$44,253	$(41,186)

Comprehensive income (loss)	$(38,128)	$(44,432)	$179	$44,253	$(38,128)

 Media General, Inc.
 Condensed Consolidating Statements of Cash Flows
  Six Months Ended June 24, 2012
 (In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Cash flows from operating activities:
Net cash provided by operating activities	$17,928	$2,243	$40	$-	$20,211

Cash flows from investing activities:
Capital expenditures	(412)	(3,841)	-	-	(4,253)
Collateral deposit related to letters of credit	(5,441)	-	-	-	(5,441)
Net change in intercompany note receivable	(472)	-	-	472	-
Other, net	894	942	-	-	1,836
Net cash (used) provided by investing activities	(5,431)	(2,899)	-	472	(7,858)

Cash flows from financing activities:
Increase in borrowings	395,500	-	-	-	395,500
Repayment of borrowings	(387,098)	-	-	-	(387,098)
Net change in intercompany loan	-	472	-	(472)	-
Debt issuance costs	(27,172)	-	-	-	(27,172)
Other, net	18	(8)	(40)	-	(30)
Net cash (used) provided by financing activities	(18,752)	464	(40)	(472)	(18,800)

Net decrease in cash and cash equivalents	(6,255)	(192)	-	-	(6,447)
Cash and cash equivalents at beginning of year	21,674	1,434	-	-	23,108
Cash and cash equivalents at end of period	$15,419	$1,242	$-	$-	$16,661

 Media General, Inc.
 Condensed Consolidating Statements of Cash Flows
 Six Months Ended June 26, 2011
 (In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Cash flows from operating activities:
Net cash (used) provided by operating activities	$(7,596)	$4,634	$24	$-	$(2,938)

Cash flows from investing activities:
Capital expenditures	(936)	(9,643)	-	-	(10,579)
Net change in intercompany note receivable	(5,495)	-	-	5,495	-
Other, net	53	206	-	-	259
Net cash (used) provided by investing activities	(6,378)	(9,437)	-	5,495	(10,320)

Cash flows from financing activities:
Increase in borrowings	45,000	-	-	-	45,000
Repayment of borrowings	(50,000)	-	-	-	(50,000)
Net change in intercompany loan	-	5,495	-	(5,495)	-
Other, net	21	-	(24)	-	(3)
Net cash (used) provided by financing activities	(4,979)	5,495	(24)	(5,495)	(5,003)

Net (decrease) increase in cash and cash equivalents	(18,953)	692	-	-	(18,261)
Cash and cash equivalents at beginning of year	30,893	967	-	-	31,860
Cash and cash equivalents at end of period	$11,940	$1,659	$-	$-	$13,599

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company is a leading provider of news, information and entertainment across broadcast television, digital media and mobile platforms located primarily in the southeastern United States.  It is focused on providing high-quality local content in growth markets.

The Company's fiscal year ends on the last Sunday in December.

RESULTS OF OPERATIONS

The second quarter of 2012 marked the beginning of a significant transition for the Company as it announced the sale of virtually all of its newspapers to a subsidiary of Berkshire Hathaway, World Media Enterprises.  This sale, which closed on the first day of the third quarter, accelerated the Company’s transition to a pure-play television broadcaster. The Company is also in discussions with prospective buyers for its Tampa print properties and associated web sites.  Additionally, DealTaker.com was sold for a nominal amount and the Company’s Production Services company ceased operation in the second quarter.  All results from newspapers, Dealtaker.com, and the Company’s broadcast equipment provider are reflected as discontinued operations in all periods presented.  A non-cash pretax impairment charge of $10 million was recorded in the first quarter to write-off the remaining goodwill and other intangible assets related to DealTaker.com and is reflected in the results of discontinued operations. The Company also recorded a $132 million after-tax loss related to the expected divestiture of discontinued operations in the second quarter.  The loss included $69 million of allocated goodwill related to the properties to be divested.  In previous impairment tests, the Company tested goodwill at the reporting unit level.  Several of the Company’s reporting units consist of both print and broadcast properties meaning these units were valued using a combination of print and broadcast cash flows, discount rates, and market multiples.   The Company also previously valued its depreciable long-lived assets by applying the held for use principle, in which assets are tested for recoverability on an undiscounted basis when indicators of impairment are present, rather than the held for sale principle, which requires a comparison of current carrying value to current fair value less costs to sell.  Current market prices for newspapers assets were also a significant factor in the size of the loss.  See Note 2 of this Form 10-Q for further discussion of the Company’s discontinued operations.  The remainder of this discussion focuses only on results from continuing operations.

On May 24, 2012, the Company consummated a new financing arrangement with Berkshire Hathaway, which provided the Company with a $400 million term loan and a $45 million revolving credit line.  The Company’s recent refinancing activities have resulted in significant debt modification and extinguishments costs, including certain advisory, arrangement, legal and extinguishment fees as well as the write-off of previously deferred costs.  See the Liquidity section of this MD&A for a complete discussion regarding the Company’s financing arrangements.

The Company recorded a loss from continuing operations of $16 million and $41 million in the second quarter and first six months of 2012, respectively, compared to $13 million and $35 million in the equivalent 2011 periods.  Operating income increased by $10 million and $17 million in the second quarter and first six months of 2012 compared to the equivalent prior-year periods.  This improvement was largely driven by a 17% and 15% rise in revenues in the second quarter and first six months of 2012 as all of the geographic markets posted double-digit increases due primarily to robust Political advertising and a new reality in the market for satellite and cable retransmission fees.  Market operating profit jumped well over 70% in both the second quarter and year to date, but was partially offset by a 26% and 9% rise in interest expense in those respective periods. Although a large portion of the increased interest expense was non-cash in nature, higher interest rates as a result of the new financing arrangement were the primary reason for the increase.    The previously mentioned debt modification and extinguishment costs ($7.7 million in the second quarter and $18 million in the first half of the year) also significantly affected 2012 results.

SEGMENT RESULTS

Revenues

Revenues are grouped primarily into four major categories: Local, National, Political and Cable/Satellite Retransmission.  The following chart summarizes the total consolidated period-over-period changes in these select revenue categories:

2012 versus 2011

	Second Quarter Change		Year-to-date Change
(In thousands)	Amount	Percent	Amount	Percent
Local	$2,448	5.2	$2,585	2.9
National	609	2.6	1,389	3.2
Political	6,877	NM	12,877	NM
Cable/Satellite Retransmission	4,286	79.9	7,659	71.6

"NM" is not meaningful.

As illustrated in the chart above, all categories realized improved revenues, with robust Political advertising and sizable broadcast retransmission revenues contributing the largest portion to the period-over-period increases.  As anticipated, Political advertising reflected elevated spending by both presidential campaigns, PACs, and certain congressional primaries and senate races.  Retransmission fees reflected higher rates as a result of contract renewals in late 2011 and consistently posted period-over-period growth in the 70% to 80% range in each market.  Local advertising revenues accounted for over half of the Company’s total revenues in both periods, and made solid contributions to the overall revenue improvement.  Additionally, the Super Bowl aired on the Company’s eight NBC stations in the first quarter and contributed $2.8 million in related advertising revenues in the 2012 year-to-date period.

Revenues in the Virginia/Tennessee Market increased nearly 20% in both the second quarter and first six months of 2012 as compared to the prior year.  Political advertising in this market benefited from presidential and PAC campaigns and accounted for 88% and 66% of the increase in the Market’s total advertising revenues in the second quarter and first six months of 2012, respectively.  Local and National revenues rose a combined 3.6% and 6.6% in the current quarter and first half of 2012 from the equivalent periods last year.  Retransmission revenue growth exceeded 70% in both the quarter and first half of 2012.

Revenues in the Florida Market increased 17% and 13% in the second quarter and first six months of the year compared to the same prior-year periods.  Higher Political spending accounted for the Market’s overall improved revenues due to strong presidential campaign advertising.  Local revenues were up slightly in the quarter, but dropped in the first half of the year due to weakness in several categories, particularly furniture advertising.  National revenues were down in the second quarter, but showed moderate growth in the year to date.  Similar to the Virginia/Tennessee Market, retransmission revenues were up in excess of 70% in both periods.

Revenues in the Mid-South Market increased 13% in the second quarter and 15% in the first half of 2012.  Strong Political advertising (boosted by South Carolina’s primaries) buoyed the Market’s overall revenue performance.  Local and National rose a combined 6.1% and 3% in the second quarter and first half of 2012, led by increased automotive advertising.  Retransmission revenues rose over 80% in the second quarter and close to 75% in the first six months of the year.

Revenues in the North Carolina Market rose 29% and 21% in the second quarter and first half of 2012 from the comparative prior-year periods.  Political revenues improved due to presidential and gubernatorial campaign spending.  Local (up 5.1% in the quarter and 7.1% in the year to date) and National (up 6.4% and 3.6% in equivalent periods) advertising both made solid contributions to the Market’s overall revenue increase.  Retransmission revenues grew more than 80% in the second quarter and nearly 70% in the first six months of the year.

Revenues in the Ohio/Rhode Island Market increased 22% and 15% in the second quarter and first half of 2012.  As with all of the other Markets, robust Political advertising was responsible for the vast majority of higher year-over-year revenues.  The influx of Political dollars, particularly strong in Ohio, was the result of presidential and congressional campaign, PAC, and issue spending.  Additionally, Local revenues were up more than 10% in both periods due to new business growth and strength in several advertising categories, particularly automotive.  Retransmission revenues mimicked the North Carolina Market and rose in excess of 80% in the second quarter and nearly 70% in the first half of the year.

Operating Expenses

Total operating costs increased 3.4% and 2.7% in the second quarter and first half of 2012.  Employee compensation costs rose 6.9% and 3.7% due primarily to higher incentive-based compensation as a result of the Company’s improved operating performance in this Olympic and Political year.  Production costs increased approximately 6% in both periods as the result of higher network affiliate fees, partially offset by lower broadcast programming costs due in large part to programming changes (such as the absence of the Oprah show).  Depreciation and amortization expense was down due to reduced capital spending in recent years.

Operating expenses in the Virginia/Tennessee Market increased approximately 2.5% in the second quarter and first half of 2012 over the equivalent 2011 periods.  The combination of higher employee medical costs and increased network affiliate fees accounted for the majority of the increase.

Operating expenses in the Florida Market were down approximately 4% in both the second quarter and first six months of the year.  The savings came predominantly from lower broadcast programming costs, but were partially offset by increased network affiliate fees.

Operating expenses in the Mid-South Market rose approximately 4% in both the current quarter and year to date in comparison with the corresponding prior-year periods.  There was a large increase in network affiliate fees, partially offset by a sizeable decrease in broadcast programming costs.

Operating expenses in the North Carolina Market increased approximately 8% in both the second quarter and first six months of the year.  Similar to most markets, higher network affiliate fees was the main driver behind the period-over-period increases.

Operating expenses in the Ohio/Rhode Island Market increased less than 1% in both the current quarter and year to date in comparison with the similar year-ago periods.  Increased network affiliate fees were partially offset by decreased depreciation and amortization costs (resulting from lower capital expenditures).

Advertising Services & Other

Advertising Services & Other (ASO) includes:

•	Blockdot - an advergaming business that also produces other forms of branded entertainment;

•	NetInformer - a provider of mobile advertising and marketing services;

Revenues in ASO increased 19% in the second quarter, but decreased 17% in the first half of 2012.  In the second quarter, higher revenue was solely attributable to Blockdot which was up 29%, while NetInformer’s revenue decreased nominally.  Blockdot’s quarterly revenue increase reflected an increase in business with more advergaming projects in the pipeline.  In the first half of 2012, decreased revenue was the result of a 13% drop in Blockdot revenues combined with a $.2 million decrease in NetInformer’s revenues.  Blockdot’s second quarter uptick in securing projects was unable to offset first quarter advergaming weakness.

Operating expenses were up 6.8% in the second quarter, but were down 13% in the first six months of 2012.   Employee compensation costs were down in both the quarter and year to date due to targeted expense reductions at Blockdot and NetInformer; however, legal and patent licensing fees associated with NetInformer’s operations more than offset the reduced employee compensation costs in the second quarter.

Operating Profit (Loss)

The following chart shows the change in operating profit by market; the period-over-period movement in market operating profit was driven by the underlying fluctuations in revenue and expense as detailed in the previous discussion.

Change in Market Operating Profits
2012 versus 2011

	Second Quarter Change		Year-to-date Change
(In thousands)	Amount	Percent	Amount	Percent
Virginia/Tennessee	$972	93.6	$1,645	93.8
Florida	2,579	84.1	3,966	65.8
Mid-South	2,890	44.0	7,030	60.4
North Carolina	1,286	255.2	1,508	224.7
Ohio/Rhode Island	3,063	86.5	3,901	66.3
Adv. Services & Other	56	5.4	90	6.1
Total	$10,846	79.3	$18,140	74.1

All markets surpassed their 2011 operating profit performances, with the Mid-South, Florida and Ohio/Rhode Island Markets exhibiting the strongest growth.  Stellar Political advertising combined with robust cable and satellite retransmission fees to produce the improved period-over-period results.  Operating costs were up at all markets (with the exception of Florida), but were more than offset by increased revenues in each respective market. Conversely, the Florida Market achieved its improved operating profits through moderate cost reductions and by garnering meaningful revenue increases.

INTEREST EXPENSE

Interest expense increased $4.5 million and $3.1 million in the second quarter and first half of 2012.  However, 2012 interest included non-cash expenses of $3.4 million and $4.4 million in the second quarter and first half, respectively.   This non-cash interest included discounts related to original issuance, warrants and certain fees that are amortized over the life of a loan.  The increased interest expense was primarily due to higher interest rates as the result of the Company’s new financing arrangement; the increase was partially offset by the maturation of the remaining interest rate swaps in the third quarter of 2011.

INCOME TAXES

  The Company recorded non-cash income tax expense from continuing operations of $3.4 million and $6.8 million in the second quarter and first six months of 2012, compared to $2.6 million and $5.2 million in the equivalent quarter and six months of 2011.  The Company’s tax provision for each period had an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance at the beginning of each period.  This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance.  However, tax expense recorded in the second quarters of 2012 and 2011 included the accrual of non-cash tax expense of approximately $3.4 million and $3.6 million, respectively, of additional valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”).  Both periods reflected approximately $6 million of non-cash tax expense in total that was allocated between continuing and discontinued operations.  The “naked credit” expense was partially offset in the second quarter of 2011 by approximately $1 million of tax benefit related to the intraperiod allocation items in Other Comprehensive Income.  After the sale of discontinued operations, the Company expects the naked credit to generate approximately $14  million of non-cash income tax expense from continuing operations for the full-year 2012; other discrete tax adjustments and intraperiod tax allocations that are difficult to forecast may impact the remainder of 2012.  A full discussion of the naked credit issue is contained in Note 3 of Item 8 of the Company’s Form 10-K for the year ended December 25, 2011.

LIQUIDITY

The Company generated net cash of $20 million from operating activities in the first half of 2012 compared to a $2.9 million use of cash in the year-ago period.  During the year, the Company incurred debt issuance costs of $27 million, set aside $5.4 million as a collateral deposit for letters of credit, contributed $4.4 million to its retirement plan and paid capital expenditures of $4.3 million.  Additionally, the Company entered into a new financing arrangement which provided cash proceeds and is discussed further below.

On May 24 2012, the Company consummated a new financing arrangement with BH Finance LLC, an affiliate of Berkshire Hathaway, that provides the Company with a $400 million term loan and a $45 million revolving credit line.  The funding of the new financing arrangement’s term loan and an initial draw of the revolving credit facility resulted in cash proceeds to the Company of $383 million, which were immediately used to fully repay all amounts outstanding under the Company’s existing credit facility, pay fees and expenses related to the financing and to fund working capital requirements.  The new loan was issued at a discount of 11.5% and was secured pari passu with the Company’s existing 11.75% senior secured notes due 2017.   The new term loan has an interest rate of 10.5%, which could step down to 9% if total leverage were to reach 3.50x.  While the new financing arrangement does not contain financial covenants, there are restrictions, in whole or in part, on certain activities including the incurrence of additional debt, repurchase of shares, and the payment of dividends.  The term loan may be voluntarily repaid prior to maturity, in whole or in part, at a price equal to 100% of the principal amount repaid plus accrued and unpaid interest, plus a premium as set forth in the agreement.  Other factors, such as the sale of assets may result in a mandatory prepayment of a portion of the term loan without premium or penalty.  The new loan will mature in May of 2020 and is guaranteed by the Company’s subsidiaries.  The revolving credit line is subject to a 2% commitment fee.

Concurrent with the funding of the new financing arrangement and pursuant to a Warrant Agreement entered into on May 24, 2012, the Company issued warrants to Berkshire Hathaway to purchase 4.6 million shares of Class A common stock, which represented approximately 19.9% of the number of then outstanding shares of the Company’s common stock.  The warrants are exercisable immediately at a price of $0.01 per share and expire on May 24, 2020.  The Warrant Agreement contains anti-dilution provisions that increase the amount of shares that each warrant is exercisable for in the event that the Company pays a stock dividend or other non-cash distribution to its shareholders, repurchases shares at a price greater than market price or effects certain dilutive transactions.  Additionally, Berkshire Hathaway has the option to nominate a director to Media General’s Board of Directors.

In conjunction with the secured financing and the repayment of the previous bank credit facility in the second quarter of 2012, the Company recorded debt modification and extinguishment costs of $7.7 million, primarily due to the write-off of unamortized fees related to the former credit agreement.  In addition, the Company capitalized $11 million of arrangement and legal fees related to the new financing; these fees will be amortized as interest expense over the term of the new financing arrangement.  In March of 2012, the Company amended its previous credit agreement which resulted in $10.4 million of debt modification and extinguishment costs including certain advisory, arrangement, and legal fees related to that refinancing.

The previous credit facility had an interest rate of LIBOR (with a 1.5% floor) plus a margin of 7% and commitment fees of 2.50%, which were determined by the Company’s leverage ratio, as defined in the agreement.  In addition to this cash interest, the Company accrued payment-in-kind (PIK) interest of 1.5%.  PIK interest increased the bank term loan by nearly $1 million and was paid in cash upon repayment of the entire facility.

As of June 24, 2012, the Company had in place a $400 million term loan bearing interest of 10.5% that was fully drawn (and reflected on the balance sheet at a discounted carrying value of $338 million) and a revolving credit facility with an outstanding balance of $18.5 million (bearing interest of 10%) and with remaining availability of $26.5 million. Also outstanding were 11.75% Senior Notes with a par value of $300 million that were sold at a discount and carried on the balance sheet at quarter end at $295 million.  The Company was in compliance with all provisions at June 24, 2012, and expects to adhere to these provisions going forward.

Subsequent to the end of the second quarter, the Company completed the sale of its newspapers to World Media Enterprises (a subsidiary of Berkshire Hathaway) for $142 million in cash, subject to normal adjustments.  The Company has used the net proceeds from the newspaper sale to further reduce debt.  The Company has repaid $54 million on the Berkshire Hathaway term loan at par and $18.5 million on the revolver.  On June 29, 2012, the Company commenced a cash tender offer to purchase up to $45 million of its 11.75% senior notes due 2017.  The tender offer expired on July 30, 2012, with only $200,000 of acceptances received.  The Company has offered and Berkshire Hathaway will accept repayment at par for the amount the noteholders elected not to take.   Any early repayment will result in additional interest expense from accelerated recognition of a pro rata portion of the original issue discount and deferred issuance costs.

The Company believes that cash provided by operations and its revolving credit facility will be sufficient to cover its working capital, capital expenditures, interest, pension and other cash needs for the remainder of 2012.

OUTLOOK

The third quarter of 2012 will be a period of significant transition for the Company as the sale of its newspapers allows the Company to focus substantially all of its resources on its higher margin Broadcast television business, and its attractive economic model fueled by revenue growth.  The Company’s television stations have successfully capitalized on the event-driven revenue opportunities in the first half of the year and are poised to benefit from Olympic advertising revenues in the third quarter.   The Company also expects to reap the benefits of robust Political advertising and retransmission revenues in the second half of the year.  Also, in the second half of the year, the Company will implement its plan to reduce corporate expense by 35-40%.   While interest costs will be higher going forward, the new financing arrangement has addressed the Company’s long-term capital needs and will provide the Company with significant financial and operating flexibility.

* * * * * * * *

Certain statements in this quarterly report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws.  Forward-looking statements include statements related to accounting estimates and assumptions, expectations regarding interest expense, corporate expense, income taxes, debt arrangements, general advertising and Olympic and political advertising levels.  Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “hopes,” “plans,” “may” and similar words, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

Some significant factors that could affect actual results include, without limitation: the effect of the economy on advertising demand, changes in relationships with broadcast networks and lenders, health care cost trends and regulations, changes in return on pension plan assets, a natural disaster, the levels of Political and Olympics advertising, regulatory rulings and laws (including income tax laws), and the effects of dispositions and debt arrangements on the Company’s results of operations and its financial condition.

Item 3.           Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Annual Report on Form 10-K for the year ended December 25, 2011, details our disclosures about market risk.  As indicated in Items 1 and 2 and in the Form 10-K, the interest rate on the previous bank term loan was based on LIBOR (with a 1.5% floor) plus a margin, plus PIK interest of 1.5%.  On May 24, 2012, the Company entered into a new financing arrangement that has a fixed interest rate; consequently, the Company is no longer subject to changes in interest rates on its term loan or revolving credit facility.

Item 4.           Controls and Procedures

The Company’s management, including the chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes in the Company’s internal controls or in other factors that are reasonably likely to adversely affect internal control during the quarter ended June 24, 2012.

Subsequent to June 24, 2012, in conjunction with the sale of newspapers to World Media, the size of the Company’s operations was drastically reduced.  In addition, the Company began implementing its plan to reduce corporate expense by 35-40%.  The combination of the sale and the reduction in corporate staff will affect the Company’s control environment on an ongoing basis.  The Company’s management remains cognizant of the need to maintain effective disclosure controls and procedures during this time of transition.

PART II.       OTHER INFORMATION

Item 1A.           Risk Factors

The following paragraph should be read in conjunction with Item 1A of the Company’s annual report on Form 10-K for the year ended December 25, 2011:

On July 24, 2012, the Company was notified by its primary newsprint supplier for its Tampa print operations, SP Newsprint Co. (SPNC), of an unplanned 17 day shutdown of its Dublin, Georgia newsprint mill beginning July 26, 2012.  SPNC declared bankruptcy in the fourth quarter of 2011 but continues to provide newsprint to the Company’s Tampa print operations pursuant to a 2008 newsprint purchase contract.  While SPNC indicates that it will resume normal operations, there is no guarantee that will occur.  The Company is working with other newsprint vendors to mitigate the supply shortfall, however, the Company’s newsprint supply and/or expense related to its Tampa operations may be affected in the third quarter.

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

MEDIA GENERAL, INC.

DATE: August 3, 2012	/s/ Marshall N. Morton
Marshall N. Morton
President and Chief Executive Officer

DATE: August 3, 2012	/s/ James F. Woodward
James F. Woodward
Vice President - Finance and Chief Financial Officer