Form 10-Q/A
period 2012-06-24
MEDIA GENERAL INC
filed 2012-08-30
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549
Form 10-Q/A
Amendment No.1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 24, 2012 (the Form 10-Q), as filed with the Securities and Exchange Commission on August 3, 2012, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  Exhibit 101 to this report furnishes the following items from the Company’s Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Consolidated Condensed Balance Sheets as of June 24, 2012 and December 25, 2011, (ii) the unaudited Consolidated Condensed Statements of Operations for the three and six Months ended June 24, 2012 and June 26, 2011, (iii) the unaudited Consolidated Condensed Statements of Cash Flows for the six months ended June 24, 2012 and June 26, 2011, and (iv) the unaudited Notes to Consolidated Condensed Financial Statements.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Item 6.   Exhibits

Documents that are not physically filed with this report are incorporated herein by reference to the location indicated.

(a)	Exhibits

Exhibit No.	Description	Location
31.1	Section 302 Chief Executive Officer Certification	Previously filed on Form 10-Q for the quarterly period ended June 24, 2012
31.2	Section 302 Chief Financial Officer Certification	Previously filed on Form 10-Q for the quarterly period ended June 24, 2012
32	Section 906 Chief Executive Officer and Chief Financial Officer Certification	Previously filed on Form 10-Q for the quarterly period ended June 24, 2012
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

DATE: August 30, 2012	/s/ Marshall N. Morton
Marshall N. Morton
President and Chief Executive Officer

DATE: August 30, 2012	/s/ James F. Woodward
James F. Woodward
Vice President - Finance and
Chief Financial Officer

3