Form 10-Q
period 2012-09-23
MEDIA GENERAL INC
filed 2012-11-02
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549
Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2012
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

Larger accelerated filer	Accelerated filer X
Non-accelerated filer	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 28, 2012.

Class A Common shares:	27,382,718
Class B Common shares:	548,564

MEDIA GENERAL, INC.
TABLE OF CONTENTS
FORM 10-Q REPORT
September 23, 2012
			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets – September 23, 2012 and December 25, 2011	1

		Consolidated Condensed Statements of Operations and Comprehensive Loss – Three and nine months ended September 23, 2012 and September 25, 2011	3

		Consolidated Condensed Statements of Cash Flows – Nine months ended September 23, 2012 and September 25, 2011	4

		Notes to Consolidated Condensed Financial Statements	5

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	26

	Item 4.	Controls and Procedures	26

Part II.	Other Information

	Item 1A.	Unregistered Sales of Equity Securities and Use of Proceeds	27

	Item 6.	Exhibits	27

		(a) Exhibits

Signatures			28

PART I - FINANCIAL INFORMATION

Item 1.                                Financial Statements

MEDIA GENERAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(000's except shares)

	September 23, 2012	December 25, 2011

ASSETS

Current assets:
Cash and cash equivalents	$28,450	$23,108
Accounts receivable - net	61,595	58,587
Other	26,125	17,424
Assets of discontinued operations	10,552	333,329
Total current assets	126,722	432,448

Other assets	37,955	28,277

Property, plant and equipment - net	161,445	175,276

FCC licenses and other intangibles - net	200,695	202,891

Excess of cost over fair value of net identifiable assets of acquired businesses	247,149	247,149
	$773,966	$1,086,041

See accompanying notes.

MEDIA GENERAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(000's except shares and per share data)

	September 23, 2012	December 25, 2011

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$14,753	$16,527
Accrued expenses and other liabilities	66,965	46,472
Liabilities of discontinued operations	9,535	38,716
Total current liabilities	91,253	101,715

Long-term debt	551,337	658,199

Retirement, post-retirement and post-employment plans	213,675	223,132

Deferred income taxes	56,241	45,954

Other liabilities and deferred credits	21,371	23,088

Stockholders' equity (deficit):
Preferred stock, par value $5 per share, authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 22,723,555 and 22,548,741 shares	113,618	112,744
Class B, authorized 600,000 shares; issued 548,564 shares	2,743	2,743
Additional paid-in capital	44,890	28,711
Accumulated other comprehensive loss	(185,116)	(185,116)
Retained earnings (accumulated deficit)	(136,046)	74,871
Total stockholders' equity (deficit)	(159,911)	33,953
	$773,966	$1,086,041

See accompanying notes.

MEDIA GENERAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)
(000's except for per share data)

	Three Months Ended		Nine Months Ended
	Sept. 23, 2012	Sept. 25, 2011	Sept. 23, 2012	Sept. 25, 2011

Station revenue (less agency commissions)	$93,752	$66,076	$251,064	$202,730
Operating costs:
Station production expenses	31,458	27,726	92,359	86,103
Station selling, general and administrative expenses	21,505	19,497	63,473	60,854
Corporate and other expenses	12,093	7,082	31,604	24,070
Depreciation and software amortization	5,533	5,811	17,124	17,399
Amortization of intangible assets	442	1,314	2,196	3,940
(Gain) loss on disposal of assets, net	218	(137)	(32)	236
Total operating costs	71,249	61,293	206,724	192,602
Operating income	22,503	4,783	44,340	10,128
Other income (expense):
Interest expense	(20,220)	(16,034)	(57,028)	(49,787)
Debt modification and extinguishment costs	(17,318)	-	(35,415)	-
Other, net	40	219	452	688
Total other expense	(37,498)	(15,815)	(91,991)	(49,099)

Loss from continuing operations before income taxes	(14,995)	(11,032)	(47,651)	(38,971)
Income tax expense	3,406	847	10,223	6,001
Loss from continuing operations	(18,401)	(11,879)	(57,874)	(44,972)
Discontinued operations:
Loss from discontinued operations (net of taxes)	(1,038)	(17,953)	(10,588)	(26,046)
Loss related to divestiture of discontinued operations (net of taxes)	(10,894)	-	(142,591)	-
Net loss	(30,333)	(29,832)	(211,053)	(71,018)

Unrealized (loss) gain on derivative contracts (net of deferred taxes of $2,708 and $4,663, respectively)	-	(830)	-	2,228
Comprehensive loss	$(30,333)	$(30,662)	$(211,053)	$(68,790)
Net loss per common share:
Loss from continuing operations	$(0.81)	$(0.53)	$(2.56)	$(2.00)
Discontinued operations	(0.53)	(0.79)	(6.79)	(1.16)
Net loss per common share – basic and assuming dilution	$(1.34)	$(1.32)	$(9.35)	$(3.16)

See accompanying notes.

MEDIA GENERAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited, 000’s)

	Nine Months Ended
	Sept. 23, 2012	Sept. 25, 2011
Operating activities:
Net loss	$(211,053)	$(71,018)
Adjustments to reconcile net loss:
Depreciation and software amortization	24,759	34,493
Amortization of intangible assets	2,332	4,502
Deferred income taxes	15,021	18,648
Intraperiod tax allocation	-	(4,663)
Loss related to divestiture of discontinued operations (net of taxes)	142,591	-
Goodwill and other asset impairment (net of taxes)	6,472	16,236
Non-cash interest expense	6,773	2,618
Debt modification and extinguishment costs	35,415	-
Change in assets and liabilities:
Accounts receivable and inventories	5,936	18,757
Accounts payable, accrued expenses, and other liabilities	2,507	(17,875)
Retirement plan contributions	(9,097)	(8,675)
Other, net	(3,221)	(676)
Net cash provided (used) by operating activities	18,435	(7,653)
Investing activities:
Capital expenditures	(7,263)	(15,681)
Collateral deposit related to letters of credit	(10,271)	-
Proceeds from dispositions	139,902	-
Other, net	1,986	408
Net cash provided (used) by investing activities	124,354	(15,273)
Financing activities:
Increase in borrowings	395,500	88,500
Repayment of borrowings	(504,261)	(87,286)
Debt issuance costs	(28,772)	-
Other, net	86	(49)
Net cash (used) provided by financing activities	(137,447)	1,165
Net increase (decrease) in cash and cash equivalents	5,342	(21,761)
Cash and cash equivalents at beginning of period	23,108	31,860
Cash and cash equivalents at end of period	$28,450	$10,099
Cash paid for interest	$52,599	$57,389
Non-cash financing activities:
Issuance of common stock warrants	$(16,912)	$-

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

As of the beginning of the third quarter, the Company streamlined its management structure such that it now has two operating segments each consisting of nine network affiliated television stations divided on the basis of geographic region.  The Company has determined that these operating segments meet the criteria to be aggregated into one reporting segment.

2.             On the first day of the third quarter of 2012, the Company sold all of its newspapers with the exception of the Tampa group to World Media Enterprises, Inc. (World Media), a subsidiary of Berkshire Hathaway, for $142 million in cash subject to working capital adjustments and other specified items.  On October 7, 2012, the Company completed the sale of its Tampa print properties and associated web sites to Tampa Media Group, Inc., a new company formed by Revolution Capital Group, for $9.5 million subject to working capital adjustments and other specified items that resulted in net proceeds of approximately $2 million in cash.  The Company is also in discussions with prospective buyers for Blockdot, its advergaming business, and has discontinued its NetInformer operations. Additionally, in the second quarter of 2012, the Company sold DealTaker.com for a nominal amount and shut down its Production Services company which provided broadcast equipment and design services.  As illustrated in the following chart, the results of these newspapers (as well as their associated web sites), DealTaker.com, Blockdot, NetInformer, and the Company’s Production Services unit have been presented as discontinued operations in the accompanying consolidated condensed statements of operations for the third quarters and nine months ended September 23, 2012, and September 25, 2011.  Depreciation and amortization on assets related to these properties ceased as of the date each disposal group qualified for held-for-sale treatment.  The accompanying consolidated condensed balance sheets have been adjusted to present assets and liabilities of discontinued operations separately from those of continuing operations.  The Company also recorded a $142.6 million after-tax loss related to the divestitures of discontinued operations, in the nine months ended September 23, 2012.  The total after-tax loss includes a loss on the sale of newspapers to World Media of $112 million, an estimated loss on the sale of the Tampa print properties of $24.3 million, a loss on the sale of DealTaker.com of $3.9 million, and an estimated loss related to Blockdot of $2.4 million. The Company will continue to provide transition services, on a diminishing basis over the next nine months, to World Media and Tampa Media Group in the areas of human resources, information technology and digital support.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands)	Sept. 23, 2012	Sept. 25, 2011	Sept. 23, 2012	Sept. 25, 2011
Revenues	$18,491	$78,668	$169,805	$245,743
Costs and expense	19,527	104,342	179,205	274,186
Loss before income taxes	(1,036)	(25,674)	(9,400)	(28,443)
Income taxes	2	(7,721)	1,188	(2,397)
Loss from discontinued operations	$(1,038)	$(17,953)	$(10,588)	$(26,046)

The Company performed an interim impairment test on DealTaker.com as of the end of the first quarter 2012, which resulted in a non-cash goodwill and other intangible asset impairment charge of $6.5 million net of a tax benefit of $3.6 million.  This impairment charge is included in the loss from discontinued operations for the nine months ended September 23, 2012.  In the third quarter of 2011, the Company also performed an interim impairment test that resulted in a non-cash goodwill impairment charge of $16.2 million net of a tax benefit of $10.4 million related to certain print properties in its former Virginia/Tennessee market.   This impairment charge is included in the loss from discontinued operations for the three and nine months ended September 25, 2011.

After recording a $27 million loss related to the expected divestiture of discontinued operations, assets of discontinued operations as of September 23, 2012 were $10.6 million.

At December 25, 2011, the assets of discontinued operations consisted of approximately $48 million of current assets and $285 million of long-lived assets.  Long-lived assets at December 25, 2011, included $199 million of fixed assets, $78 million of allocated goodwill, $3 million of other intangible assets, and $5.1 million of other assets (primarily software).

Liabilities of discontinued operations of approximately $9.5 million and $39 million at September 23, 2012 and December 25, 2011, respectively, represent primarily accounts payable and accrued expenses.

3.             The Consolidated Condensed Statements of Operations include amortization expense from amortizing intangible assets, other than software, of $.4 million and $1.3 million for the third quarters of 2012 and 2011, respectively, and $2.2 million and $3.9 million for the respective first nine months of 2012 and 2011.  Currently, intangibles amortization expense is projected to be approximately $2.6 million in total for 2012, decreasing to $1.8 million in 2013 and for each year through 2017.

The Company has recorded pretax cumulative impairment losses related to goodwill approximating $724 million through September 23, 2012.  For impairment tests, the Company compares the carrying value of the reporting unit or asset tested to its estimated fair value. The estimated fair value is determined using a combination of the income approach and the market approach. The income approach utilizes the estimated discounted cash flows expected to be generated by the assets. The market approach employs comparable company information, and where available, recent transaction information for similar assets. The determination of fair value requires the use of significant judgment and estimates about assumptions that management believes are appropriate in the circumstances although it is reasonably possible that actual performance will differ from these assumptions. These assumptions include those relating to revenue growth, compensation levels, capital expenditures, discount rates and market trading multiples for comparable assets.  The fair value measurements determined for purposes of performing the Company’s impairment tests are considered to be Level 3 under the fair value hierarchy because they required significant unobservable inputs to be developed using estimates and assumptions determined by the Company and reflecting those that a market participant would use.

The following table shows the gross carrying amount and accumulated amortization for intangible assets, other than software, as of September 23, 2012 and December 25, 2011:

	December 25, 2011		Change	September 23, 2012
(In thousands)	Gross Carry- ing Amount	Accumulated Amortization	Amortization Expense	Gross Carry- ing Amount	Accumulated Amortization
Amortizing intangible assets (including network affiliation, advertiser and programming relationships)	$125,088	$95,895	$2,196	$125,088	$98,091

Indefinite-lived intangible assets:
Goodwill	247,149			247,149
FCC licenses	173,698			173,698
Total	$420,847			$420,847

In July 2012, the FASB issued an Accounting Standards Update (“ASU”) which allows companies the option to first assess qualitative factors to determine if it is necessary to perform a quantitative impairment test on indefinite-lived intangible assets other than goodwill. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, however, early adoption is permitted. The Company early adopted the ASU subsequent to the end of the third quarter, and will apply the guidance when it conducts its annual impairment testing of FCC licenses in the fourth quarter.

4.            The Company recorded non-cash income tax expense from continuing operations of $3.4 million and $10.2 million in the third quarter and first nine months of 2012, compared to $847 thousand and $6 million in the equivalent quarter and nine months of 2011. The Company’s tax provision for each period had an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance at the beginning of each period. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, tax expense recorded in the third quarters of 2012 and 2011 included the accrual of non-cash tax expense of approximately $3.4 million and $3.6 million, respectively, of additional valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”). Both periods reflected approximately $4 and $6 million respectively of non-cash tax expense in total that was allocated between continuing and discontinued operations. The “naked credit” expense was offset in the third quarter of 2011 by $732 thousand of tax benefit related to the intraperiod allocation items in Other Comprehensive Income and $2 million of tax benefit related to the interest rate swap termination.  After the sale of discontinued operations, the Company expects the naked credit to cause approximately $14 million of non-cash income tax expense from continuing operations for the full-year 2012; other discrete tax adjustments and intraperiod tax allocations that are difficult to forecast may impact the remainder of 2012. A full discussion of the naked credit issue is contained in Note 3 of Item 8 of the Company’s Form 10-K for the year ended December 25, 2011.

5.             In May of 2012, the Company consummated a financing arrangement with BH Finance LLC, an affiliate of Berkshire Hathaway, that provides the Company with a $400 million term loan and a $45 million revolving credit line.  The funding of the new financing arrangement’s term loan and an initial draw of the revolving credit facility resulted in cash proceeds to the Company of $382.5 million, which were immediately used to fully repay all amounts outstanding under the Company’s existing credit facility, pay fees and expenses related to the financing and to fund working capital requirements.  The new loan was issued at a discount of 11.5% and was secured pari passu with the Company’s existing 11.75% senior secured notes due 2017.   The new term loan has an interest rate of 10.5%, which could step down to 9% if total leverage were to reach 3.50x.  While the new financing arrangement does not contain financial covenants, there are restrictions, in whole or in part, on certain activities including the incurrence of additional debt, repurchase of shares, and the payment of dividends.  The term loan may be voluntarily repaid prior to maturity, in whole or in part, at a price equal to 100% of the principal amount repaid plus accrued and unpaid interest, plus a premium, which starts at 14.5% and steps down over time, as set forth in the agreement.  Other factors, such as the sale of assets may result in a mandatory prepayment or an offer to prepay a portion of the term loan without premium or penalty.  The Company considers the prepayment feature to be an embedded derivative which it has bifurcated from the term loan.  The new term loan and revolving credit facility will mature in May 2020 and is guaranteed by the Company’s subsidiaries.  The revolving credit line bears interest at a rate of 10% and is subject to a 2% commitment fee.

Concurrent with the funding of the financing arrangement and pursuant to a Warrant Agreement entered into in May of 2012, the Company issued warrants to Berkshire Hathaway to purchase 4.6 million shares of Class A common stock, which represented approximately 19.9% of the number of then outstanding shares of the Company’s common stock.  On September 24, 2012, Berkshire Hathaway exercised all of the warrants to purchase 4,646,220 shares of Class A common stock, par value $5.00 per share, for an aggregate purchase price of $46,462.20, or $0.01 per share.

On June 25, 2012, the Company completed the sale of its newspapers to World Media Enterprises (a subsidiary of Berkshire Hathaway) for $142 million in cash, subject to normal adjustments.  The Company immediately used the net proceeds from the newspaper sale to repay $53 million on the term loan at par and the $18.5 million balance on its then existing revolver.  The Company offered to purchase up to $45 million of its 11.75% senior notes due 2017 in a tender offer with only $200,000 of acceptances received.  The Company then offered and Berkshire Hathaway accepted repayment of $45 million on the term loan at par representing the amount the noteholders elected not to take.

The early repayment of debt resulted in debt modification and extinguishment costs of $17.3 million in the third quarter due to the accelerated recognition of a pro rata portion of discounts and deferred issuance costs.  In the second quarter of 2012, in conjunction with the secured financing with Berkshire Hathaway and the repayment of the previous credit facility the Company recorded debt modification and extinguishment costs of $7.7 million, primarily due to the write-off of unamortized fees related to the former credit agreement.  In addition, the Company capitalized $11.5 million of advisory and legal fees related to the new financing; these fees will be amortized as interest expense over the term of the financing arrangement.  In March of 2012, the Company amended its previous bank credit agreement which resulted in a $10.4 million of expense for debt modification and extinguishment costs including certain advisory, arrangement, and legal fees related to that refinancing.

The previous bank credit facility had an interest rate of LIBOR (with a 1.5% floor) plus a margin of 7% and commitment fees of 2.5%.  In addition to this cash interest, the Company accrued payment-in-kind (PIK) interest of 1.5%.  PIK interest increased the bank term loan by nearly $1 million between March and May 2012 and was paid in cash upon repayment of the entire facility.

Following these transactions, as of September 23, 2012, the Company had in place a term loan with a face value of $302 million and a revolving credit facility with no outstanding balance and maximum availability of $45 million. Also outstanding were 11.75% senior notes with a face value of $300 million.  The term loan with Berkshire Hathaway matures in May 2020 and bears an interest rate of 10.5%, but could decrease to 9% based on the Company’s leverage ratio, as defined in the agreement.  The Company was in compliance with all provisions of both agreements at September 23, 2012. The chart below summarizes the carrying value of long-term debt at September 23, 2012:

Sept. 23, 2012
(In thousands)	Carrying Amount
Term loan:
Face value	$301,537
Remaining original issue discount	(33,219)
Remaining warrant discount	(12,448)
Embedded derivative liability	115
Remaining embedded derivative discount	(110)
Carrying value	255,875

Revolving credit facility ($45 million remaining availability)	-

Senior notes:
Face value	299,800
Remaining original issue discount	(4,352)
Carrying value	295,448

Capital lease liability	14

Total carrying value	$551,337

In the third quarter of 2011, the Company’s last remaining interest rate swaps matured.  Interest rate swaps were carried at fair value based on the present value of the estimated cash flows the Company would have received or paid to terminate the swaps; the Company applied a discount rate that was predicated on quoted LIBOR prices and current market spreads for unsecured borrowings.  In the first nine months of 2011, $7.3 million was reclassified from Other Comprehensive Income (OCI) into interest expense on the Consolidated Condensed Statement of Operations as the effective portion of the interest rate swap.  The pretax change deferred in OCI in the first nine months of 2011 was $6.9 million.

The following table includes information about the carrying values and estimated fair values of the Company’s financial instruments at September 23, 2012 and December 25, 2011:

	Sept. 23, 2012		December 25, 2011
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Investments
Trading	$193	$193	$205	$205
Liabilities:
Long-term debt:
Revolving credit facility ($45 million available at 9/23/2012)	-	-	-	-
Term loan (including embedded derivative)	255,875	327,135	363,126	340,639
11.75% senior notes	295,448	346,269	294,919	285,000
Stockholders' Equity (Deficit):
Common stock warrants	16,912	23,649	-	-

Trading securities held by the Supplemental 401(k) Plan are carried at fair value and are determined by reference to quoted market prices.  At September 23, 2012, the fair value of the term loan was determined using a discounted cash flow analysis and an estimate of the current borrowing rate.  At December 25, 2011, the fair value of the bank term loan debt was estimated using discounted cash flow analyses and a current borrowing rate.  The fair value of the 11.75% senior notes was valued by reference to the most recent trade prior to the end of the applicable period.  The fair value of the common stock warrants at September 23, 2012, was determined by reference to a Black-Scholes model.  Under the fair value hierarchy, the Company’s trading securities fall under Level 1 (quoted prices in active markets), its senior notes, its common stock warrants, and it term loan that existed at December 25,  2011, fall under Level 2 (other observable inputs).  Its term loan at September 23, 2012, falls under Level 3 (unobservable inputs).

6.            The following table sets forth the computation of basic and diluted earnings per share.  There were approximately 4.6 million shares and 2.1 million shares (representing the weighted-average of common stock warrants issued to Berkshire Hathaway) that were not included in the computation of diluted EPS for the third quarter and first nine months of 2012, respectively, because to do so would have been anti-dilutive for the periods presented.  As disclosed previously, Berkshire Hathaway exercised warrants to purchase 4.6 million shares of common stock on September 24, 2012.  Additionally, there were approximately 0 shares and 12,000 shares (representing the weighted-average of outstanding stock options) that were not included in the computation of diluted EPS for the third quarter and first nine months of 2011, respectively, because to do so would have been anti-dilutive for the periods presented.

(In thousands, except per share amounts)	Three Months Ended Sept. 23, 2012	Three Months Ended Sept. 25, 2011

Numerator for basic and diluted earnings per share:
Loss from continuing operations available to common stockholders	$(18,401)	$(11,879)

Denominator for basic and diluted earnings per share:
Weighted average shares outstanding	22,593	22,517

Loss from continuing operations per common share (basic and diluted)	$(0.81)	$(0.53)

(In thousands, except per share amounts)	Nine Months Ended Sept. 23, 2012	Nine Months Ended Sept. 25, 2011

Numerator for basic and diluted earnings per share:
Loss from continuing operations available to common stockholders	$(57,874)	$(44,972)

Denominator for basic and diluted earnings per share:
Weighted average shares outstanding	22,570	22,469

Loss from continuing operations per common share (basic and diluted)	$(2.56)	$(2.00)

7.             The following table provides the components of net periodic employee benefits expense for the Company’s benefit plans for the third quarters and first nine months of 2012 and 2011:

	Three Months Ended
	Pension Benefits		Other Benefits
(In thousands)	Sept. 23, 2012	Sept. 25, 2011	Sept. 23, 2012	Sept. 25, 2011
Service cost	$-	$-	$50	$57
Interest cost	5,290	5,606	445	477
Expected return on plan assets	(5,926)	(5,999)	-	-
Amortization of prior-service cost	-	-	315	430
Amortization of net loss/(gain)	1,412	949	(205)	(256)
Net periodic benefit cost	$776	$556	$605	$708

	Nine Months Ended
	Pension Benefits		Other Benefits

(In thousands)	Sept. 23, 2012	Sept. 25, 2011	Sept. 23, 2012	Sept. 25, 2011
Service cost	$-	$-	$150	$170
Interest cost	15,871	16,819	1,335	1,432
Expected return on plan assets	(17,778)	(17,997)	-	-
Amortization of prior-service cost	-	-	944	1,291
Amortization of net loss/(gain)	4,236	2,846	(615)	(769)
Net periodic benefit cost	$2,329	$1,668	$1,814	$2,124

The Company currently anticipates making total contributions of $9 million to its retirement plan in 2012, which is based on funding relief provided by Congress.  The Company previously estimated making contributions of $13 million.

8.             The following table shows the Company’s Statement of Stockholders’ Equity (Deficit) as of September 23, 2012:

	Class A	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated
(In thousands, except shares and per share amounts)	Shares	Class A	Class B	Capital	Income (Loss)	Deficit)	Total
Balance at December 25, 2011	22,548,741	$112,744	$2,743	$28,711	$(185,116)	$74,871	$33,953
Net loss		-	-	-	-	(211,053)	(211,053)
Exercise of stock options	39,664	198	-	(113)	-	-	85
Performance accelerated restricted stock	134,740	674	-	(767)	-	136	43
Stock-based compensation		-	-	106	-	-	106
Issuance of common stock warrants		-	-	16,912	-	-	16,912
Other	410	2	-	41	-	-	43
Balance at September 23, 2012	22,723,555	$113,618	$2,743	$44,890	$(185,116)	$(136,046)	$(159,911)

9.       The Company’s network affiliation agreements with NBC were originally scheduled to expire on December 31, 2011 but have been extended through November 10, 2012, as negotiations for a long-term agreement continue.

10.           The Company accrues severance expense when payment of benefits is both probable and the amount is reasonably estimable.  The Company recorded severance expense from continuing operations of $3.4 million and $3.5 million in the third quarter and first nine months of 2012, as compared to $0.1 million and $0.5 million in the third quarter and first nine months of 2011.  The majority of the severance expense incurred in 2012 is due to a corporate reduction-in-force of 75 positions that occurred in July and is recorded in the “Corporate expense and other” line on the Consolidated Condensed Statements of Operations.  Severance costs related to television stations are reflected in either the “Station production expense” or the “Station selling, general and administrative expense” line items depending on the position eliminated. Accrued severance costs are included in the “Accrued expenses and other liabilities” line item on the Consolidated Condensed Balance Sheet.  The following table represents a summary of severance activity (in thousands) for the nine months ended September 23, 2012:

(In thousands)	Consolidated
Accrued severance Dec. 25, 2011	$178
Severance expense	3,524
Severance payments	(2,687)
Accrued severance Sept. 23, 2012	$1,015

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

 Media General, Inc.
 Condensed Consolidating Balance Sheet
 As of September 23, 2012
 (In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$27,765	$685	$-	$-	$28,450
Accounts receivable - net	-	61,595	-	-	61,595
Other	9,674	16,451	-	-	26,125
Assets of discontinued operations	-	10,552	-	-	10,552
Total current assets	37,439	89,283	-	-	126,722

Investment in and advances to subsidiaries	19,266	1,345,179	-	(1,364,445)	-
Intercompany note receivable	563,359	-	-	(563,359)	-
Other assets	30,908	6,854	193	-	37,955
Property, plant and equipment - net	21,750	139,695	-	-	161,445
FCC licenses and other intangibles - net	-	200,695	-	-	200,695
Excess cost over fair value of net identifiable assets of acquired businesses	-	247,149	-	-	247,149
TOTAL ASSETS	$672,722	$2,028,855	$193	$(1,927,804)	$773,966

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,263	$5,490	$-	$-	$14,753
Accrued expenses and other liabilities	38,698	28,267	-	-	66,965
Liabilities of discontinued operations	-	9,535	-	-	9,535
Total current liabilities	47,961	43,292	-	-	91,253

Long-term debt	551,331	6	-	-	551,337
Intercompany loan	-	563,359	-	(563,359)	-
Retirement, post-retirement and post-employment plans	213,675	-	-	-	213,675
Deferred income taxes	-	56,241	-	-	56,241
Other liabilities and deferred credits	17,883	2,634	854	-	21,371

Stockholders' equity (deficit):
Common stock	116,361	3,802	-	(3,802)	116,361
Additional paid-in capital	46,673	1,751,635	(1,954)	(1,751,464)	44,890
Accumulated other comprehensive loss	(185,116)	-	-	-	(185,116)
Retained earnings (accumulated deficit)	(136,046)	(392,114)	1,293	390,821	(136,046)
Total stockholders' equity (deficit)	(158,128)	1,363,323	(661)	(1,364,445)	(159,911)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$672,722	$2,028,855	$193	$(1,927,804)	$773,966

 Media General, Inc.
 Condensed Consolidating Balance Sheet
 As of December 25, 2011
 (In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21,674	$1,434	$-	$-	$23,108
Accounts receivable - net	-	58,587	-	-	58,587
Other	3,698	13,726	-	-	17,424
Assets of discontinued operations	-	333,329	-	-	333,329
Total current assets	25,372	407,076	-	-	432,448

Investment in and advances to subsidiaries	233,450	1,985,266	-	(2,218,716)	-
Intercompany note receivable	677,469	-	-	(677,469)	-
Other assets	19,694	8,378	205	-	28,277
Property, plant and equipment - net	25,813	149,463	-	-	175,276
FCC licenses and other intangibles - net	-	202,891	-	-	202,891
Excess of cost over fair value of net identifiable assets of acquired businesses	-	247,149	-	-	247,149
TOTAL ASSETS	$981,798	$3,000,223	$205	$(2,896,185)	$1,086,041

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,390	$5,143	$-	$(6)	$16,527
Accrued expenses and other liabilities	33,430	13,042	-	-	46,472
Liabilities of discontinued operations	-	38,716	-	-	38,716
Total current liabilities	44,820	56,901	-	(6)	101,715

Long-term debt	658,199	-	-	-	658,199
Intercompany loan	-	677,469	-	(677,469)	-
Retirement, post-retirement and post-employment plans	223,132	-	-	-	223,132
Deferred income taxes	-	45,954	-	-	45,954
Other liabilities and deferred credits	19,403	2,890	795	-	23,088

Stockholders' equity (deficit):
Common stock	115,487	4,872	-	(4,872)	115,487
Additional paid-in capital	31,002	2,435,790	(1,994)	(2,436,087)	28,711
Accumulated other comprehensive loss	(185,116)	-	-	-	(185,116)
Retained earnings (accumulated deficit)	74,871	(223,653)	1,404	222,249	74,871
Total stockholders' equity (deficit)	36,244	2,217,009	(590)	(2,218,710)	33,953

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$981,798	$3,000,223	$205	$(2,896,185)	$1,086,041

 Media General, Inc.
 Condensed Consolidating Statements of Operations
 and Comprehensive Loss
 Three Months Ended September 23, 2012
 (In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Station revenue (less agency commissions)	$7,622	$93,789	$-	$(7,659)	$93,752

Operating costs:
Station production expenses	-	31,459	-	(1)	31,458
Station selling, general, and administrative expenses	-	29,126	-	(7,621)	21,505
Corporate and other expenses	11,662	285	146	-	12,093
Depreciation and software amortization	564	4,969	-	-	5,533
Amortization of intangible assets	-	442	-	-	442
(Gain) loss on disposal of assets, net	(120)	338	-	-	218
Total operating costs	12,106	66,619	146	(7,622)	71,249

Operating income (loss)	(4,484)	27,170	(146)	(37)	22,503

Other income (expense):
Interest expense	(20,203)	(17)	-	-	(20,220)
Debt modification and extinguishment costs	(17,318)	-	-	-	(17,318)
Intercompany interest income (expense)	21,699	(21,699)	-	-	-
Investment income (loss) - consolidated affiliates	(10,057)	-	-	10,057	-
Other, net	30	10	-	-	40
Total other income (expense)	(25,849)	(21,706)	-	10,057	(37,498)

Income (loss) from continuing operations before income taxes	(30,333)	5,464	(146)	10,020	(14,995)

Income tax expense	-	3,406	-	-	3,406

Income (loss) from continuing operations	(30,333)	2,058	(146)	10,020	(18,401)
Discontinued operations (net of tax):
Income (loss) from discontinued operations	-	(1,075)	-	37	(1,038)
Loss related to divestiture of discontinued operations	-	(10,894)	-	-	(10,894)

Net income (loss)	$(30,333)	$(9,911)	$(146)	$10,057	$(30,333)

Comprehensive income (loss)	$(30,333)	$(9,911)	$(146)	$10,057	$(30,333)

 Media General, Inc.
 Condensed Consolidating Statements of Operations
 and Comprehensive Loss
 Three Months Ended September 25, 2011
 (In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Station revenue (less agency commissions)	$5,879	$66,324	$-	$(6,127)	$66,076

Operating costs:
Station production expenses	-	27,879	-	(153)	27,726
Station selling, general, and administrative expenses	-	25,435	-	(5,938)	19,497
Corporate and other expenses	6,802	536	(256)	-	7,082
Depreciation and software amortization	711	5,100	-	-	5,811
Amortization of intangible assets	-	1,314	-	-	1,314
(Gain) loss on disposal of assets, net	(115)	(22)	-	-	(137)
Total operating costs	7,398	60,242	(256)	(6,091)	61,293

Operating income (loss)	(1,519)	6,082	256	(36)	4,783

Other income (expense):
Interest expense	(16,022)	(12)	-	-	(16,034)
Intercompany interest income (expense)	17,405	(17,405)	-	-	-
Investment income (loss) - consolidated affiliates	(32,691)	-	-	32,691	-
Other, net	287	(68)	-	-	219
Total other income (expense)	(31,021)	(17,485)	-	32,691	(15,815)

Income (loss) from continuing operations before income taxes	(32,540)	(11,403)	256	32,655	(11,032)

Income tax expense (benefit)	(2,708)	3,555	-	-	847

Income (loss) from continuing operations	(29,832)	(14,958)	256	32,655	(11,879)
Discontinued operations (net of tax):
Income (loss) from discontinued operations	-	(17,989)	-	36	(17,953)

Net income (loss)	$(29,832)	$(32,947)	$256	$32,691	$(29,832)

Comprehensive income (loss)	$(30,662)	$(32,947)	$256	$32,691	$(30,662)

 Media General, Inc.
 Condensed Consolidating Statements of Operations
 and Comprehensive Loss
 Nine Months Ended September 23, 2012
 (In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Station revenue (less agency commissions)	$23,443	$251,559	$-	$(23,938)	$251,064

Operating costs:
Station production expenses	-	92,832	-	(473)	92,359
Station selling, general, and administrative expenses	-	86,959	-	(23,486)	63,473
Corporate and other expenses	29,847	1,646	111	-	31,604
Depreciation and software amortization	2,062	15,062	-	-	17,124
Amorization of intangible assets	-	2,196	-	-	2,196
(Gain) loss on disposal of assets, net	(613)	581	-	-	(32)
Total operating costs	31,296	199,276	111	(23,959)	206,724

Operating income (loss)	(7,853)	52,283	(111)	21	44,340

Other income (expense):
Interest expense	(56,980)	(48)	-	-	(57,028)
Debt modification and extinguishment costs	(35,415)	-	-	-	(35,415)
Intercompany interest income (expense)	57,270	(57,270)	-	-	-
Investment income (loss) - consolidated affiliates	(168,572)	-	-	168,572	-
Other, net	497	(45)	-	-	452
Total other income (expense)	(203,200)	(57,363)	-	168,572	(91,991)

Income (loss) from continuing operations before income taxes	(211,053)	(5,080)	(111)	168,593	(47,651)

Income tax expense	-	10,223	-	-	10,223

Income (loss) from continuing operations	(211,053)	(15,303)	(111)	168,593	(57,874)
Discontinued operations (net of tax):
Income (loss) from discontinued operations	-	(10,567)	-	(21)	(10,588)
Loss related to divestiture of discontinued operations	-	(142,591)	-	-	(142,591)

Net income (loss)	$(211,053)	$(168,461)	$(111)	$168,572	$(211,053)

Comprehensive income (loss)	$(211,053)	$(168,461)	$(111)	$168,572	$(211,053)

 Media General, Inc.
 Condensed Consolidating Statements of Operations
 and Comprehensive Loss
 Nine Months Ended September 25, 2011
 (In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Station revenue (less agency commissions)	$23,098	$203,314	$-	$(23,682)	$202,730

Operating costs:
Station production expenses	-	86,578	-	(475)	86,103
Station selling, general, and administrative expenses	-	84,101	-	(23,247)	60,854
Corporate and other expenses	22,904	1,601	(435)	-	24,070
Depreciation and software amortization	1,990	15,409	-	-	17,399
Amortization of intangible assets	-	3,940	-	-	3,940
(Gain) loss on disposal of assets, net	(289)	525	-	-	236
Total operating costs	24,605	192,154	(435)	(23,722)	192,602

Operating income (loss)	(1,507)	11,160	435	40	10,128

Other income (expense):
Interest expense	(49,755)	(32)	-	-	(49,787)
Intercompany interest income (expense)	51,769	(51,769)	-	-	-
Investment income (loss) - consolidated affiliates	(76,944)	-	-	76,944	-
Other, net	756	(68)	-	-	688
Total other income (expense)	(74,174)	(51,869)	-	76,944	(49,099)

Income (loss) from continuing operations before income taxes	(75,681)	(40,709)	435	76,984	(38,971)

Income tax expense (benefit)	(4,663)	10,664	-	-	6,001

Income (loss) from continuing operations	(71,018)	(51,373)	435	76,984	(44,972)
Loss from discontinued operations (net of tax)	-	(26,006)	-	(40)	(26,046)

Net income (loss)	$(71,018)	$(77,379)	$435	$76,944	$(71,018)

Comprehensive income (loss)	$(68,790)	$(77,379)	$435	$76,944	$(68,790)

 Media General, Inc.
 Condensed Consolidating Statements of Cash Flows
 Nine Months Ended September 23, 2012
 (In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Cash flows from operating activities:
Net cash (used) provided by operating activities	$(99,462)	$117,937	$(40)	$-	$18,435

Cash flows from investing activities:
Capital expenditures	(1,604)	(5,659)	-	-	(7,263)
Collateral deposit related to letters of credit	(10,271)	-	-	-	(10,271)
Net change in intercompany note receivable	114,110	-	-	(114,110)	-
Proceeds from dispositions	139,902	-	-	-	139,902
Other, net	894	1,092	-	-	1,986
Net cash (used) provided by investing activities	243,031	(4,567)	-	(114,110)	124,354

Cash flows from financing activities:
Increase in borrowings	395,500	-	-	-	395,500
Repayment of borrowings	(504,261)	-	-	-	(504,261)
Net change in intercompany loan	-	(114,110)	-	114,110	-
Debt issuance costs	(28,772)	-	-	-	(28,772)
Other, net	55	(9)	40	-	86
Net cash (used) provided by financing activities	(137,478)	(114,119)	40	114,110	(137,447)

Net increase (decrease) in cash and cash equivalents	6,091	(749)	-	-	5,342
Cash and cash equivalents at beginning of year	21,674	1,434	-	-	23,108
Cash and cash equivalents at end of period	$27,765	$685	$-	$-	$28,450

 Media General, Inc.
 Condensed Consolidating Statements of Cash Flows
 Nine Months Ended September 25, 2011
 (In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Cash flows from operating activities:
Net cash (used) provided by operating activities	$(5,342)	$(2,370)	$59	$-	$(7,653)

Cash flows from investing activities:
Capital expenditures	(1,735)	(13,946)	-	-	(15,681)
Net change in intercompany note receivable	(16,742)	-	-	16,742	-
Other, net	74	334	-	-	408
Net cash (used) provided by investing activities	(18,403)	(13,612)	-	16,742	(15,273)

Cash flows from financing activities:
Increase in borrowings	88,500	-	-	-	88,500
Repayment of borrowings	(87,286)	-	-	-	(87,286)
Net change in intercompany loan	-	16,742	-	(16,742)	-
Other, net	10	-	(59)	-	(49)
Net cash (used) provided by financing activities	1,224	16,742	(59)	(16,742)	1,165

Net (decrease) increase in cash and cash equivalents	(22,521)	760	-	-	(21,761)
Cash and cash equivalents at beginning of year	30,893	967	-	-	31,860
Cash and cash equivalents at end of period	$8,372	$1,727	$-	$-	$10,099

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company is a leading provider of news, information and entertainment across broadcast television, digital media and mobile platforms located primarily in the southeastern United States.  It is focused on providing high-quality local content in growth markets.

As of the beginning of the third quarter, the Company streamlined its management structure and operations to align with its new focus as a pure-play television broadcaster. Accordingly, the Company now has two operating segments each consisting of nine network affiliated television stations divided on the basis of geographic region.  The Company has determined that these operating segments meet the criteria to be aggregated into one reporting segment.

The Company's fiscal year ends on the last Sunday in December.

RESULTS OF OPERATIONS

The third quarter of 2012 was a period of significant transition for the Company as it completed the sale of all of its newspapers, with the exception of its Tampa print properties, to World Media Enterprises, a subsidiary of Berkshire Hathaway.  Subsequent to the end of the third quarter, the Company also completed the sale of its Tampa print properties and associated web sites to the Tampa Media Group, Inc., a new company formed by Revolution Capital Group.  With these transactions completed, the Company has sold all of its newspapers and transformed itself into a pure-play television broadcaster. The results from newspapers, Dealtaker.com, Blockdot, NetInformer, and the Production Services company are reflected as discontinued operations in all periods presented.  The Company has recorded a cumulative $143 million after-tax loss related to the divestiture of discontinued operations in 2012.  The loss includes $68 million of allocated goodwill related to the discontinued properties.  In previous impairment tests, the Company tested goodwill at the reporting unit level.  Several of the Company’s reporting units consisted of both print and broadcast properties meaning these units were valued using a combination of print and broadcast cash flows, discount rates, and market multiples.   The Company also previously valued its depreciable long-lived assets by applying the held for use principle, in which assets are tested for recoverability on an undiscounted basis when indicators of impairment are present, rather than the held for sale principle, which requires a comparison of current carrying value to current fair value less costs to sell.  Current market prices for newspapers assets were also a significant factor in the size of the loss related to the divestiture of discontinued operations.

A non-cash impairment charge of $6.5 million, net of a tax benefit of $3.6 million, was recorded in the first quarter to write-off the remaining goodwill and other intangible assets related to DealTaker.com and is reflected in the results of discontinued operations for the nine months ended September 23, 2012. In the third quarter of 2011, the Company also performed an interim impairment test that resulted in a non-cash goodwill impairment charge of $16.2 million net of a tax benefit of $10.4 million related to certain print properties in its former Virginia/Tennessee market.   This impairment charge is included in the loss from discontinued operations for the three and nine months ended September 25, 2011.  See Note 2 of this Form 10-Q for further discussion of the Company’s discontinued operations.  The remainder of this discussion focuses only on results from continuing operations.

The Company used the net proceeds from the sale of newspapers to World Media to reduce outstanding debt during the third quarter including a repayment of $98 million of principal on its term loan and the entire $18.5 million balance of the revolver.  The Company recorded $17 million of debt modification and extinguishment costs during the third quarter due to the accelerated recognition of a pro rata portion of discounts and deferred issuance costs. The Company’s recent refinancing activities have resulted in significant debt modification and extinguishments costs, including certain advisory, arrangement, legal and extinguishment fees as well as the write-off of previously deferred costs.  See the Liquidity section of this MD&A for a complete discussion regarding the Company’s financing arrangements.

The Company recorded a loss from continuing operations of $18 million and $58 million in the third quarter and first nine months of 2012, respectively, compared to $12 million and $45 million in the equivalent 2011 periods.  Operating income increased by $18 million and $34 million in the third quarter and first nine months of 2012 compared to the equivalent prior-year periods.  This improvement was largely driven by a 42% and 24% rise in revenues in the third quarter and first nine months of 2012 due primarily to robust Political advertising, the presence of the Olympic games which aired on the Company’s NBC stations in the third quarter, and increased satellite and cable retransmission fees attributable to higher rates upon contract renewals in late 2011.  The increases in revenue and operating income were not enough to overcome the previously mentioned debt modification and extinguishment costs ($17 million in the third quarter and $35 million in the first nine months of the year) and increases in interest expense of 26% and 15% in the same respective periods.  Tax expense also rose in 2012 due to the absence of tax benefits related to intraperiod tax allocation and the termination of interest rate swaps in the third quarter of 2011.

REVENUES

Revenues are grouped primarily into five major categories: Local, National, Political, Cable/Satellite Retransmission, and Digital.  The following chart summarizes the total consolidated period-over-period changes in these select revenue categories:

Change in Revenue by Major Category
2012 versus 2011

	Third Quarter Change		Year-to-date Change
(In thousands)	Amount	Percent	Amount	Percent
Local (gross)	$6,378	15.6	$8,150	6.3
National (gross)	4,014	19.2	5,523	8.7
Political	18,240	NM	31,117	NM
Cable/Satellite Retransmission	4,087	77.6	11,747	73.6
Digital	454	20.7	1,107	18.2

“NM” is not meaningful.

As illustrated in the chart above, all categories realized revenue improvement.  Political advertising has exceeded expectations and reflected higher spending by both presidential campaigns, PACs, and certain Congressional primaries and Senate races.  The Company operates six television stations in the presidential battleground states of Florida, North Carolina, Ohio, and Virginia.  The Company generated $15.5 million of revenue at its eight NBC stations from the Summer Olympics in the third quarter, a significant driver of the robust growth in the Local and National categories.  Additionally, the Super Bowl aired on the Company’s NBC stations in the first quarter and contributed $2.8 million in related advertising revenues in the 2012 year-to-date period.  Beyond event driven revenues, the Company also saw healthy growth in the third quarter and first nine months of 2012 in the automotive, financial, grocery, medical, telecommunications, and travel categories.

Retransmission fees were higher as a result of renegotiated rates, as agreements expired, for 25% of the households in the Company’s markets late in 2011.  The increases in digital advertising are largely due to Local online advertising which increased 28% in the third quarter and 26% in the first nine months of 2012.

OPERATING COSTS

Total operating costs increased 16% and 7.3% in the third quarter and first nine months of 2012.  Employee compensation related costs played a large part in the increases.  Specifically, $3.3 million of severance expense was incurred at corporate due to the announced elimination of 75 positions in July 2012.  Additionally, the Company instituted a furlough program in the second half of 2011 which mandated most employees take 15 unpaid days.  The absence of the furlough program in 2012 increased operating costs by approximately $1.9 million in the third quarter.  Higher incentive-based compensation as a result of the Company’s improved operating performance in this Olympic and Political year has also contributed to the increases.

Station production expenses increased 13% in the third quarter due in part to the previously mentioned furlough program.  Higher network affiliate fees, partially offset by lower broadcast programming costs (due in large part to the absence of the Oprah show and a shift towards more local programming) contributed to both the third quarter increase and a 7.3% increase in year-to-date station production expenses.

The absence of the furlough program in 2012 compared to 2011 was the primary driver of a 10% increase in station selling, general, and administrative expenses in the third quarter.  Higher incentive compensation costs were also a factor in both the third quarter and year-to-date 4.3% increase in station selling, general, and administrative expenses.

Corporate and other expenses, as shown on the Consolidated Condensed Statements of Operations, increased by 71% in the third quarter and 31% in the first nine months.  As mentioned above, the third quarter of 2012 included $3.3 million of severance expense.  In both the three and nine months ended September 23, 2012, the Company also recorded accruals for incentive compensation attributable to both corporate and station management that were not present last year.  Corporate expense (excluding depreciation and amortization) decreased by 8.5% and 3.5% during the three and nine months ended September 23, 2012 due to a corporate staffing reduction that was implemented progressively throughout the third quarter, offset by the absence of furlough savings that occurred in 2011.

Depreciation and software amortization expense was down due to reduced capital spending in recent years.  Amortization of intangible assets decreased as a number of assets reached the end of their useful lives in the first quarter of 2012.

INTEREST EXPENSE

Interest expense increased $4.2 million and $7.2 million in the third quarter and first nine months of 2012, respectively.  The increased interest expense was due to higher interest rates as the result of the Company’s new financing arrangement partially offset by a reduction in average debt outstanding.  Interest expense in 2012 included non-cash charges of $2.4 million and $6.8 million in the third quarter and first nine months, respectively.   This non-cash interest expense represents accretion of discounts related to original issuance, warrants and certain fees that are amortized over the life of a loan.

INCOME TAXES

The Company recorded non-cash income tax expense from continuing operations of $3.4 million and $10 million in the third quarter and first nine months of 2012, compared to $847 thousand and $6 million in the equivalent periods of 2011. The Company’s tax provision for each period had an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance at the beginning of each period. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, tax expense recorded in the third quarters of 2012 and 2011 included the accrual of non-cash tax expense of approximately $3.4 million and $3.6 million, respectively, of additional valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”). Both periods reflected approximately $4 million and $6 million respectively of non-cash tax expense that was allocated between continuing and discontinued operations. The “naked credit” expense was offset in the third quarter of 2011 by $732 thousand of tax benefit related to the intraperiod allocation items in Other Comprehensive Income and $2 million of tax benefit related to the interest rate swap termination. After the sale of discontinued operations, the Company expects the naked credit to generate approximately $14 million of non-cash income tax expense from continuing operations for the full-year 2012; other discrete tax adjustments and intraperiod tax allocations that are difficult to forecast may impact the remainder of 2012. A full discussion of the naked credit issue is contained in Note 3 of Item 8 of the Company’s Form 10-K for the year ended December 25, 2011.

LIQUIDITY

The Company generated net cash of $18 million from operating activities in the first nine months of 2012 compared to a $7.7 million use of cash in the year-ago period.  During the third quarter, the Company received net proceeds from the sale of newspapers to World Media of $140 million and paid down principal on long-term debt of $117 million.  During the year, the Company also paid debt issuance related costs of $29 million, set aside $10 million as cash collateral for its letters of credit, contributed $9.1 million to its retirement plan and made cash capital expenditures of $7.3 million.  A discussion of the Company’s financing arrangements follows.

In May of 2012, the Company consummated a financing arrangement with BH Finance LLC, an affiliate of Berkshire Hathaway, that provides the Company with a $400 million term loan and a $45 million revolving credit line.  The funding of the new financing arrangement’s term loan and an initial draw of the revolving credit facility resulted in cash proceeds to the Company of $383 million, which were immediately used to fully repay all amounts outstanding under the Company’s existing credit facility, pay fees and expenses related to the financing and to fund working capital requirements.  The new loan was issued at a discount of 11.5% and was secured pari passu with the Company’s existing 11.75% senior secured notes due 2017.   The new term loan has an interest rate of 10.5%, which could step down to 9% if total leverage were to reach 3.50x.  While the new financing arrangement does not contain financial covenants, there are restrictions, in whole or in part, on certain activities including the incurrence of additional debt, repurchase of shares, and the payment of dividends.  The term loan may be voluntarily repaid prior to maturity, in whole or in part, at a price equal to 100% of the principal amount repaid plus accrued and unpaid interest, plus a premium, which starts at 14.5% and steps down over time, as set forth in the agreement.  Other factors, such as the sale of assets may result in a mandatory prepayment of a portion of the term loan without premium or penalty.  The new term loan and revolving credit facility will mature in May of 2020 and are guaranteed by the Company’s subsidiaries.  The revolving credit line bears interest at a rate of 10% and is subject to a 2% commitment fee.

Concurrent with the funding of the financing arrangement and pursuant to a Warrant Agreement entered into in May of 2012, the Company issued warrants to Berkshire Hathaway to purchase 4.6 million shares of Class A common stock, which represented approximately 19.9% of the number of then outstanding shares of the Company’s common stock.  On September 24, 2012, Berkshire Hathaway exercised all of the warrants to purchase 4,646,220 shares of Class A common stock, par value $5.00 per share, for an aggregate purchase price of $46,462.20, or $0.01 per share.  Additionally, on September 20, 2012, the Board of Directors elected Wyndham Robertson as a new Class B director.  Ms. Robertson was nominated by Berkshire Hathaway pursuant to a Shareholders Agreement dated May 24, 2012.

On June 25, 2012, the Company completed the sale of its newspapers to World Media Enterprises (a subsidiary of Berkshire Hathaway) for $142 million in cash, subject to normal adjustments.  The Company immediately used the net proceeds from the newspaper sale to repay $53 million on the term loan at par and the $18.5 million balance on its then existing revolver.  The Company offered to purchase up to $45 million of its 11.75% senior notes due 2017 in a tender offer with only $200,000 of acceptances received.  The Company then offered and Berkshire Hathaway accepted repayment of $45 million on the term loan at par representing the amount the noteholders elected not to take.

The early repayment of debt resulted in debt modification and extinguishment costs of $17.3 million in the third quarter due to accelerated recognition of a pro rata portion of discounts and deferred issuance costs.  In the second quarter of 2012, in conjunction with the secured financing with Berkshire Hathaway and the repayment of the previous credit facility the Company recorded debt modification and extinguishment costs of $7.7 million, primarily due to the write-off of unamortized fees related to the former credit agreement.  In addition, the Company capitalized $11.5 million of advisory and legal fees related to the new financing; these fees will be amortized as interest expense over the term of the financing arrangement.  In March of 2012, the Company amended its previous bank credit agreement which resulted in a $10.4 million of expense for debt modification and extinguishment costs including certain advisory, arrangement, and legal fees related to that refinancing.

The previous bank credit facility had an interest rate of LIBOR (with a 1.5% floor) plus a margin of 7% and commitment fees of 2.5%.  In addition to this cash interest, the Company accrued payment-in-kind (PIK) interest of 1.5%.  PIK interest increased the bank term loan by nearly $1 million between March and May 2012 and was paid in cash upon repayment of the entire facility.

Following these transactions, as of September 23, 2012, the Company had in place a term loan with a face value of $302 million bearing interest of 10.5% (and reflected on the balance sheet at a discounted carrying value of $256 million) and a revolving credit facility with maximum availability of $45 million and no outstanding balance (subject to a 2% commitment fee).  Also outstanding were 11.75% Senior Notes with a par value of $300 million that were sold at a discount and carried on the balance sheet at $295 million.  The Company was in compliance with all provisions of both agreements at September 23, 2012, and expects to adhere to these provisions going forward.

As of September 23, 2012, the Company had outstanding letters of credit of approximately $5 million.  The Company has posted cash of $10 million in aggregate with its current and former letter of credit agents to support these letters of credit during 2012.  The Company received a $5 million refund of the cash collateral from its previous letter of credit agent in October 2012.

The Company’s network affiliation agreements with NBC were originally scheduled to expire on December 31, 2011 but have been extended through November 10, 2012 as negotiations for a long-term agreement continue.

The Company believes that its cash on hand, cash provided by operations, and its revolving credit facility are sufficient to cover its working capital, capital expenditures, interest, pension and other cash needs.

OUTLOOK

With the sales of its print properties now complete, the Company has transformed its business model to one focused entirely on broadcast television and digital media.  The Company’s television stations have successfully capitalized on the event-driven and Political revenue opportunities that have presented themselves so far in 2012 and expect to continue to reap the benefits of robust Political advertising in the fourth quarter.  The Company has nearly completed its plan to reduce corporate expense by 35-40% and will now focus on progressively improving cash flow margins at its television stations by driving ratings and share increases as well as through expense management. While interest costs reflect higher rates as a result of the new agreement, the Berkshire Hathaway financing arrangement has addressed the Company’s long-term capital needs and will provide the Company with significant financial and operating flexibility.

* * * * * * * *

Certain statements in this quarterly report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws.  Forward-looking statements include statements related to accounting estimates and assumptions, expectations regarding interest expense, corporate expense, cash flow margins, income taxes, debt arrangements, general advertising and Political advertising levels.  Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “hopes,” “plans,” “may” and similar words, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

Some significant factors that could affect actual results include, without limitation: the effect of the economy on advertising demand, changes in relationships with broadcast networks and lenders, health care cost trends and regulations, changes in return on pension plan assets, a natural disaster, the levels of Political advertising, regulatory rulings and laws (including income tax laws), and the effects of dispositions and debt arrangements on the Company’s results of operations and its financial condition.

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

Item 4.                Controls and Procedures

The Company’s management, including the chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, accumulated and reported to management, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

During the third quarter, in conjunction with the sale of newspapers to World Media, the size of the Company’s operations was reduced.  In addition, the Company implemented its plan to reduce corporate expense by 35-40%.  The combination of the sale and the reduction in corporate staff is likely to affect internal controls over financial reporting on an ongoing basis.  The Company’s management remains cognizant of the need to maintain effective disclosure controls and procedures during this time of transition.

PART II.                      OTHER INFORMATION

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares withheld to satisfy tax withholding obligations upon the release of restrictions on Performance Accelerated Restricted Stock awarded under the Company’s Long-Term Incentive Plan during the three months ended September 23, 2012:

Date	Total Number of Shares Purchased	Average Price Per Share
July 13	2,010	$4.61

Item 6.             Exhibits

(a)           Exhibits

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

101
The following financial information from the Media General, Inc. Quarterly Report on Form 10-Q for the quarter ended September 23, 2012, formatted in XBRL includes: (i) Consolidated Condensed Balance Sheets at September 23, 2012 and December 25, 2011, (ii) Consolidated Condensed Statements of Operations and Comprehensive Loss for the three months and nine months ended September 23, 2012 and September 25, 2011, (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended September 23, 2012 and September 25, 2011, and (iv) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

DATE: November 2, 2012	/s/ Marshall N. Morton
Marshall N. Morton
President and Chief Executive Officer

DATE: November 2, 2012	/s/ James F. Woodward
James F. Woodward
Vice President - Finance and Chief Financial Officer