Form 10-K
period 2012-12-31
MEDIA GENERAL INC
filed 2013-02-28
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock	New York Stock Exchange
(Title of class)	(Name of exchange on
which registered)

Securities registered pursuant to Section 12(g) of the Act:           None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes                   No        X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes                   No        X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Large accelerated filer                          Accelerated filer         X                Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                    No        X

The aggregate market value of voting and non-voting stock held by nonaffiliates of the registrant, based upon the closing price of the Company’s Class A Common Stock as reported on the New York Stock Exchange, as of June 24, 2012, was approximately $89,755,000.

The number of shares of Class A Common Stock outstanding on January 31, 2013, was 27,197,888.  The number of shares of Class B Common Stock outstanding on January 31, 2013, was 548,564.

The Company makes available, free of charge through its website, www.mediageneral.com, its audited annual financial statements, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after being electronically filed with the Securities and Exchange Commission.

Part III incorporates information by reference from the proxy statement for the Annual Meeting of Stockholders to be held on April 25, 2013.

Index to Media General, Inc.
Annual Report on Form 10-K for the Year Ended December 31, 2012

Part I
Item 1.  Business
General

Media General, Inc. (Media General or the Company) is a provider of news, information and entertainment across 18 network-affiliated broadcast television stations and their associated digital media and mobile platforms. The Company’s stations serve consumers and advertisers primarily in the Southeast.  Media General’s network affiliations include eight NBC stations, eight CBS stations, one ABC station and one CW station. Media General entered the television business in 1955 when it launched WFLA-TV in Tampa, Florida, as an NBC affiliate. Today, WFLA is the Company’s largest TV station, operating in the 14th largest designated market area (DMA) in the United States.  Six of the Company’s stations operate in Top 50 markets in the United States. Media General’s stations reach more than one-third of TV households in the Southeast and more than 8 percent of U.S. TV households.  The Company has approximately 1,600 full-time equivalent employees.

The Company was founded in 1850 as a newspaper company in Richmond, Virginia, and later diversified into broadcast television. Media General was incorporated in Virginia and became a public company in 1969. The Company grew through acquisition, mostly by purchasing high-quality, privately owned local media entities in the Southeast. During the third quarter of 2012, the Company completed the sale of all of its newspapers, with the exception of its Tampa print properties, to World Media Enterprises, a subsidiary of Berkshire Hathaway, Inc.  During the fourth quarter of 2012, the Company completed the sale of its Tampa print properties and associated websites to Tampa Media Group, Inc., a new company formed by Revolution Capital Group.  The Company also disposed of its Advertising Services enterprises (which included Blockdot, DealTaker and NetInformer) in 2012 and early 2013 and discontinued its broadcast equipment company. With these transactions completed, the Company has transformed itself into a pure-play television broadcast and digital company.

Broadcast Stations and Markets

The Company’s continuing operations as of December 31, 2012, include television stations and websites as shown on the following map:

During 2012, the Company streamlined its management structure and operations consistent with its new focus. The Company now has two operating segments, each consisting of nine network-affiliated television stations, divided on the basis of geographic regions.  The Company has determined that these operating segments meet the criteria to be aggregated into one reporting segment.  The following table sets forth general information for the Company’s television stations as of December 31, 2012:

Market	Market Rank	Station	Network Affiliation	Station Rank (a)	Audience % Share (a)	Expiration Date of Primary Network Agreement

Tampa - St. Petersburg - Sarasota, FL	14	WFLA	NBC	2	6	12/31/2015
Raleigh - Durham, NC	24	WNCN	NBC	4	4	12/31/2015
Columbus, OH	32	WCMH	NBC	2	10	12/31/2015
Greenville-Spartanburg, SC, Asheville, NC	37	WSPA	CBS	1	10	6/30/2015
Greenville-Spartanburg, SC, Asheville, NC	37	WYCW	CW	6	2	9/17/2016
Birmingham, AL	42	WVTM	NBC	4	6	12/31/2015
Providence, RI - New Bedford, MA	53	WJAR	NBC	1	13	12/31/2015
Mobile, AL - Pensacola, FL	60	WKRG	CBS	1	13	4/2/2015
Roanoke - Lynchburg, VA	68	WSLS	NBC	3	8	12/31/2015
Savannah, GA	92	WSAV	NBC	2	9	12/31/2015
Jackson, MS	93	WJTV	CBS	1	15	12/31/2014
Tri-Cities, TN/VA	96	WJHL	CBS	2	13	12/31/2014
Charleston, SC	98	WCBD	NBC	2	9	12/31/2015
Greenville - New Bern, NC	100	WNCT	CBS	3	11	12/31/2014
Myrtle Beach - Florence, SC	103	WBTW	CBS	1	18	6/30/2015
Augusta, GA - Aiken, SC	113	WJBF	ABC	3	15	6/30/2014
Columbus, GA	127	WRBL	CBS	2	12	3/31/2015
Hattiesburg - Laurel, MS	167	WHLT	CBS	2	8	8/31/2015

(a) Source: The Nielsen Company (November 2012).  Represents Sign-On to Sign-Off Households share.

Revenues, Cyclicality and Seasonality

The Company’s principal sources of revenue are advertising revenue (which includes the sale of airtime on its television stations and the sale of advertising on its websites) and revenue derived from cable and satellite retransmission of its broadcast programming. Advertising rates are influenced by a variety of factors including demand, the size of a station’s market, the station’s overall rating, economic conditions and the popularity of the programming.  In 2012, the two largest advertising categories were automotive and Political, representing 21% and 17%, respectively, of total gross advertising revenue.  In 2011 and 2010, automotive accounted for 21% and 18%, respectively, of total gross advertising revenue.  Political represented 13% of total gross advertising revenue in 2010.  Retransmission consent fees reached 10% of net revenue for the first time in 2012.

Broadcast advertising revenue is generally higher in even-numbered years due to political election spending and advertising revenue generated from the Olympic Games.  Increased consumer advertising in the spring and for the holiday season generates higher advertising revenue in the second and fourth quarters of each year.

Broadcast Regulation

All of the Company’s stations are broadcasting a digital signal and are operating with final, full post-digital transition facilities.  As a result of the digital transition and the adoption of a digital mobile standard, television broadcast stations can provide mobile digital television in addition to traditional free, over-the-air programming that is now delivered in standard or high definition.  The Company believes mobile television can increase its viewership and generate additional revenues; however, the Company expects this to occur slowly over the coming years. The Company is a founding member of a group of local and national broadcasters working to develop over-the-air television for mobile devices in several U.S. markets.  The Company is currently providing mobile television service in Tampa, Florida; Raleigh, North Carolina; Columbus, Ohio; and Birmingham, Alabama.

In 2012, the Company consummated transactions pursuant to which Berkshire Hathaway made a financial investment in the Company coupled with the right to nominate a director.  In addition, a subsidiary of Berkshire Hathaway purchased most of the Company’s newspapers.  As a result of these transactions and pertinent regulations of the Federal Communications Commission (FCC), there is a newspaper/broadcast cross-ownership interest in the Company’s Tri-Cities (Tennessee and Virginia); Myrtle Beach-Florence, South Carolina; and Columbus, Georgia, markets.

As a result of Court action vacating portions of the broadcast ownership rules that the FCC had adopted on December 18, 2007 (the “2008 rules”), the FCC’s 1975 rule on local newspaper/television combinations is still in effect.  The 1975 rule prohibits common ownership of a full-service broadcast television station and a daily newspaper if the newspaper’s city of publication is completely encompassed by the television station’s analog Grade A contour. Under its order adopting the 2008 rules, the FCC granted permanent waivers to the Company’s combined newspaper/television operations in the following television markets which were then the subject of renewal applications: Tri-Cities (Tennessee and Virginia); Myrtle Beach-Florence, South Carolina; and Columbus, Georgia.  The Court’s decision to vacate and remand the 2008 rules did not alter the effectiveness of those waivers.  However, certain parties have challenged the Company’s waivers and have asked the FCC to review the decision granting renewals of the Company’s licenses for its television stations in these three markets.

The FCC’s current and continuing rulemaking, released December 22, 2011, proposes changes in a number of its media ownership rules, including those involving newspaper/broadcast cross-ownership.  For example, the FCC proposes to use designated market areas (DMAs) rather than signal contours to evaluate whether the rule applies to newspaper/television combinations.  Adoption of such a DMA-based standard for applying the rule could cause some newspaper/broadcast combinations, including a combination with WSLS and World Media’s newspaper in Roanoke/Lynchburg/Danville, Virginia, to fall out of compliance.

The FCC’s proposed new rule would presume that newspaper/television combinations in the top 20 DMAs ordinarily would receive waivers if they meet certain conditions.  In all other circumstances waivers would be presumed to be inconsistent with the public interest, but that presumption could be overcome.  The FCC proposes in its notice to continue to approach all waiver requests on a case-by-case basis and to consider specific, individual circumstances as warranted.  The Company is actively participating in the FCC’s proceedings.

Competition

All of the Company’s markets compete for viewers’ and users’ most precious commodity – time – principally on the basis of content, quality of service and price. The Company derives the vast majority of its revenue from advertising. The Company competes for advertisers in its markets with other broadcast stations and cable television stations.  The Company also competes with newspapers, both published nationally and in nearby cities and towns, magazines, local news websites and websites offering programming, mobile delivery devices, and with virtually all other promotional media.   Many of these sources of competition emanate from outside the geographic boundaries of a particular market.

Competition for audience is based mainly on program popularity. Because most of the Company’s stations received a substantial portion of their daily programming from the network, the stations depend on the performance of the network to attract viewers.  The stations compete with other local broadcast stations for non-network programming, specifically exclusive access to first-run programming and off-network reruns.

Item 1A.             Risk Factors

The Company’s substantial indebtedness could impair its financial condition and its ability to fulfill its debt obligations.

As of December 31, 2012, the Company had total long-term debt of $553 million.  This indebtedness can have significant consequences for the Company’s creditors and investors.  For example this indebtedness could:

•	make it more difficult for the Company to satisfy its obligations, which could in turn result in an event of default on its indebtedness;

•	impair the Company’s ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•	diminish the Company’s ability to withstand a downturn in its business, the industry in which it operates, or the economy generally;

•	limit flexibility in planning for, or reacting to, changes in the Company’s business and the industry in which it operates; and

•	place the Company at a competitive disadvantage compared to certain competitors that may have proportionately less debt.

If the Company is unable to meet its debt service obligations or if it otherwise breaches a covenant, it could be forced to restructure or refinance its indebtedness, seek additional equity capital, or sell assets.  The Company may be unable to obtain financing or sell assets on satisfactory terms, or at all.

In addition, the Company is and will remain subject to restrictions contained in its debt agreements.  These include restrictions on the incurrence of debt, repurchase of shares and payment of dividends.  Any default under the terms contained in the instruments governing the Company’s indebtedness could permit its creditors to accelerate the payment of the Company’s indebtedness.  If the Company’s indebtedness is accelerated, the Company cannot be certain that it will have sufficient funds available to pay the accelerated indebtedness or that it will have the ability to refinance the accelerated indebtedness on terms favorable to the Company or at all.  For a description of the Company’s indebtedness, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company will require a significant amount of cash to service its indebtedness.  This cash may not be readily available to the Company.

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

The Company’s revenue is primarily driven by advertiser spending, which is generally lower in the first and third fiscal quarters as consumer activity slows during those periods.  Additionally, broadcast advertising revenue tends to be higher in even-numbered years, when both political and Olympics advertising occurs.  The level of advertising revenue across its television stations is also dependent on a variety of factors including:

•	economic conditions and demographics of the Company’s markets which are concentrated in the Southeast;
•	the popularity of programming offered by the Company’s stations;
•	variability in pricing for local and national advertising;
•	the volume of political advertising which may be constrained by campaign finance laws;
•	competition from other television broadcasters, websites and other media outlets; and
•	the financial health of large advertisers, particularly those in the automotive industry.

Television broadcasting is a mature industry.  As a result, the Company’s revenues are being challenged by new, often-times web-based, competitors who have differing business models.  New and emerging consumer devices, such as web-connected tablet computers and “smart phones,” provide alternate platforms for the providers of video programming to compete with television broadcast service for viewers and for advertising revenue. In addition, technologies that allow viewers to digitally record, store, skip and play back television programming may decrease viewership of commercials and, as a result, lower the Company’s advertising revenues.  The Company’s future success depends upon its ability to adjust its operations to this changing business environment.  For example, the Company is attempting to capitalize on a new standard that allows broadcast stations to broadcast video to mobile devices. If the Company is unable to adapt successfully, the Company’s existing revenues and results of operations may be materially adversely affected.

The Company may be unable to sufficiently reduce operating costs to offset potential revenue declines.

The Company previously has taken measures to manage its operating costs by reducing headcount, freezing or limiting certain employee benefits, and implementing other cost-control measures across the Company. In addition, during and following the disposition of its newspapers in 2012, the Company took aggressive action to reduce its corporate overhead costs. While these expense reductions have not significantly impacted the Company’s ability to deliver news to its local markets or serve its advertisers, future expense reductions may diminish the quality of the Company’s products and limit its ability to generate revenue. If further reductions in employee compensation and benefits are necessary, the Company may not be able to attract and retain key employees. Furthermore, significant portions of the Company’s expenses are fixed in nature and may not be easily reduced if revenue declines occur which may adversely affect the Company’s operating results.

As a television broadcaster, the Company is highly regulated and continuation of its operations requires that it retain or renew a variety of government approvals.

The FCC extensively regulates the ownership, operation and sale of broadcast television stations, including those licensed to the Company.  The Communications Act of 1934 (the Communications Act) requires broadcasters to serve the public interest. Among other things, the FCC assigns frequency bands; determines stations’ locations and operating parameters; issues, renews, revokes and modifies station licenses; regulates and limits changes in ownership or control of station licenses; regulates equipment used by stations; regulates station employment practices; regulates certain program content and commercial matters in children’s programming; has the authority to impose penalties for violations of its rules or the Communications Act; and imposes annual fees on stations. Reference should be made to the Communications Act, as well as to the FCC’s rules, public notices and rulings for further information concerning the nature and extent of federal regulation of broadcast television stations.

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

Uncertainty about media ownership regulations and adverse economic conditions has from time-to-time dampened the acquisition market.  As mentioned above, the FCC has an ongoing proceeding to revise its newspaper/broadcast cross-ownership rule and to consider changes to other ownership rules.  Due to its relationship with Berkshire Hathaway, which purchased certain of the Company’s newspaper assets through its World Media subsidiary, the Company continues to hold cross-ownership interests subject to waiver in several of the markets in which it operates and could be significantly affected by the outcome of these proceedings.

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

The Company’s advertising revenues depend in part on the success of the Company’s local, network and syndicated programming.  The Company makes significant commitments to acquire rights to television programs under multi-year agreements.  Whether these programs succeed depends upon unpredictable factors such as audience preferences, competing programming and the availability of other entertainment activities.  If a particular program is not popular, it may not be possible to sell enough advertising to cover the program’s cost.  In some instances, the Company may have to replace or cancel programs before fully amortizing their costs and, as a result, may have impairments that increase operating costs.

In addition, FCC rules affect the network-affiliate relationship.  Among other things, these rules require network affiliation agreements to (i) prohibit networks from requiring affiliates to clear time previously scheduled for other use, (ii) permit an affiliate to preempt network programs it believes are unsuitable for its audience and (iii) permit affiliates to substitute programs believed to be of greater local or national importance than network programming.  In 2008, the FCC resolved a petition to review certain of these rules by clarifying its limitations on the extent to which the networks can exert control over the operations of their affiliates.

The non-renewal or termination of a network affiliation agreement or a change in network affiliations could have a material adverse effect on the Company.  The Company periodically renegotiates its major network affiliation agreements.  For example, the Company recently entered into a new network affiliation agreement with NBC that extends through December 31, 2015.  The Company’s network affiliation agreement with ABC expires in June 2014, and its network affiliation agreements with CBS begin to expire in December 2014.  The Company anticipates that it will be required to pay commercially reasonable fees to ABC and CBS once it renews the respective affiliation agreements.  However, there can be no assurance that the Company’s affiliation agreements will be renewed, or what effect, if any, these renewals may have on the Company’s financial condition and results of operations.

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

In addition, syndication agreements are licenses to broadcast programs that are produced by production companies.  Such programming can form a significant component of a station’s programming schedule.  Syndication agreements are subject to cancellation, which may affect a station’s programming schedule, and the Company cannot be certain that it will continue to be able to acquire rights to syndicated programs once its current contracts for these programs end.

If the Company is unable to secure or maintain carriage of its television stations’ signals over cable, telecommunication video and/or direct broadcast satellite systems, the Company’s television stations may not be able to compete effectively.

Pursuant to FCC rules, local television stations may elect every three years to either (1) require cable and/or direct broadcast satellite operators to carry the stations’ signals or (2) enter into retransmission consent agreements for carriage.  Failure to reach timely retransmission consent agreements with the relevant operators may harm the Company’s business.  There is no assurance that the Company will be able to agree on acceptable terms, which could lead to reduction in its revenue from cable and satellite retransmission consent agreements.  If the Company is unable to reach retransmission consent agreements with cable companies, satellite providers and telecommunication providers for the carriage of its stations’ signals, the Company could lose revenues and audience share.  The Company is renegotiating retransmission agreements with cable providers as current contracts expire, and these renewals will most likely result in increased retransmission revenues for the Company.  However, higher retransmission revenues may be offset, in whole or in part, by increased expenses in the form of additional network fees as described above.

The FCC is considering possible mechanisms for spectrum reallocation that could affect the spectrum for the Company’s stations and adversely impact the Company’s ability to compete.

The FCC is authorized to conduct a “reverse auction” at which television broadcast licensees could submit bids to receive compensation for relinquishing all or a portion of their rights in the television spectrum of their full-service and Class A stations.  A licensee could bid to relinquish its channel entirely, relocate to a different channel band (UHF to VHF) or relinquish its channel and share a different channel with another broadcaster.  Broadcasters choosing to share a channel would retain must-carry rights on cable systems.  Under the law, the FCC may hold only one reverse auction.  Concurrently with the reverse auction or after its completion, the FCC would conduct a forward auction of the newly freed spectrum.  The FCC must complete both auctions by 2022.

Even if a television licensee does not participate in the reverse auction, the FCC nevertheless may require that it relocate its station to another channel or make technical changes to facilitate repacking the band.  The FCC will have a $1.75 billion fund to compensate broadcasters and cable systems for the reasonable costs of repacking.  The legislation limits the ability of broadcasters to challenge FCC repacking decisions by denying a licensee the right to a hearing before the FCC modifies its license, a right that the Communications Act otherwise would provide.  The FCC issued a new rule making proposal on October 2, 2012, to develop rules to govern incentive auctions for television broadcast spectrum, re-auction of any reclaimed spectrum to wireless broadband providers and the repacking of broadcasters on the channels remaining dedicated to television broadcasting after the auction.  The FCC has indicated that it hopes to complete this rule making in mid-2013 so that the auctions can take place early in 2014, but it could require several years to develop rules for the auctions that Congress has authorized.  Changes in the FCC, the Administration and the Congress could affect this schedule and the ultimate shape of the auctions in ways that cannot now be predicted.

The Company further cannot predict the form of any final rules that the FCC may adopt for television spectrum reallocation or whether the rules ultimately adopted would have any adverse effect upon the Company’s ability to compete.  Additionally, the Company cannot predict whether the FCC or the Congress might adopt even more stringent requirements or incentives to abandon current spectrum if the initiatives now being reviewed are adopted and implemented but do not have the desired result of freeing what the agency deems to be sufficient spectrum for wireless broadband use.

The Company’s Class B stockholders exercise control over most matters submitted for a vote of stockholders.

The Company’s Articles of Incorporation provide for the holders of the Class A common stock voting separately and as a class to elect 30% of the Board of Directors and for the holders of the Class B common stock to elect the balance.  The Company’s Class B stockholders have the sole right to vote on all other matters submitted for a vote of stockholders, except as required by law and except with respect to limited matters specifically set forth in the Articles of Incorporation.  Class B common stock can be converted into Class A common stock on a share-for-share basis at the option of the holder.  J. Stewart Bryan III, Chairman of the Board of Directors, controls approximately 85% of the Company’s Class B common stock and therefore has the power to determine the outcome of Class B director elections and approve significant corporate transactions.  The interests of Mr. Bryan and other Class B stockholders may differ from those of other stockholders.

Mr. Bryan also has the ability to prevent a change of control of the Company, regardless of whether holders of Class A common stock might otherwise receive a premium for their shares over the then current market price. As a result, the market price of the Company’s A common stock could be adversely affected.

Berkshire Hathaway and its affiliates may have the ability to exercise influence over the Company.

As of December 31, 2012, Berkshire Hathaway owned approximately 17% of the Class A common stock of the Company and had recommended an individual to serve as a Director of the Company in accordance with the Shareholder Agreement.  Berkshire Hathaway also is the counterparty to the Company’s term loan and revolving line of credit, as described in Note 5 of Item 8.  In the third quarter of 2012, the Company sold most of its newspapers and associated websites to World Media Enterprises, a subsidiary of Berkshire Hathaway.  The Company considers Berkshire Hathaway and affiliates to be related parties.

By virtue of its investment in the Company’s Class A common stock, its position in nearly half of the Company’s outstanding debt and the Company’s appointment of a Director nominated by Berkshire Hathaway, Berkshire Hathaway may have the ability to exercise influence over the Company’s activities.  The interests of Berkshire Hathaway may differ from those of other stockholders.  Furthermore, Berkshire Hathaway’s investment in the Company’s stock means the Company continues to be impacted by the FCC’s newspaper/broadcast ownership rules which may limit its ability to acquire additional stations or could potentially require it to divest of certain stations.

The Company’s pension and postretirement benefit plans are currently underfunded.  A declining stock market and lower interest rates could affect the value of its retirement plan assets and increase the Company’s postretirement obligations.

The Company has a qualified non-contributory defined benefit retirement plan (covering substantially all employees hired before January 1, 2007), which as of December 31, 2012, was underfunded in an amount equal to $162 million.  The Company also has non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage available to certain executives.  There is also an unfunded plan that provides certain health and life insurance benefits to retired employees who were hired prior to 1992 and a retirement medical savings account established as of January 1, 2007.  Although the Company has frozen participation and benefits under these plans, two significant elements in determining the Company’s pension expense are the expected return on plan assets and the discount rate used in projecting obligations.  Large declines in the stock market (such as those seen in 2008) and lower discount rates (such as those seen in 2012) increase the Company’s expense and may necessitate higher cash contributions to the pension plan.

The Company may experience lost advertising, damaged property and increased expense due to natural disasters.

          Due to the Company’s concentration in the Southeastern United States, its operations are particularly susceptible to tropical storms, tornadoes and hurricanes.  These storms can cause lost advertising revenue and higher expenses if the Company’s geographic markets are threatened or are directly in the path of the storms.  Additionally, the Company’s properties could experience severe damage in the event of a major storm.

Impairment of the value of the Company’s intangible assets is possible, depending on future operating results and the value of its stock.

          The Company periodically evaluates its intangible assets to determine if their carrying values are recoverable.  Factors which influence the evaluation include expected future operating results (including assumptions around revenue growth, compensation levels, capital expenditures and discount rates), the Company’s stock price and the market for buying/selling media assets. If the carrying value is no longer deemed to be recoverable, a charge to earnings may be necessary.  Although those charges are non-cash in nature and do not affect the Company’s operations, they could affect future reported results of operations and increase the Company’s stockholders’ deficit.

Cybersecurity risks could affect the Company’s operating effectiveness.

The Company uses computers in substantially all aspects of its business operations.  Its revenues are increasingly dependent on digital products.  Such use gives rise to cybersecurity risks such as business interruption, disclosure of nonpublic information and/or decreased advertising revenues.  The Company has systems and processes in place to protect against risks associated with cyber incidents, and it maintains insurance coverage to mitigate cyber-related risks; however, depending on the nature of an incident, these protections may not be fully sufficient.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company owns its headquarters building in downtown Richmond, Virginia and also owns an adjacent building which it has vacated and listed for sale or lease.

The Company owns and operates one television station each in Florida, Rhode Island, Ohio, Tennessee, and Virginia; two stations each in Alabama, Mississippi, and North Carolina; three stations in Georgia; and four stations in South Carolina.  Substantially all of the television stations are located on land owned by the Company. Ten stations own their main transmitter tower and the land, one station owns its main transmitter tower but leases the land, three stations participate in 50/50 partnerships that own both the main transmitter tower and the land or own the tower but lease the land, and four stations lease space on towers for their main transmitter.

In January 2013, the Company sold the intellectual property and certain tangible assets of Blockdot but retained an office lease in Dallas, Texas which expires in June 2016.  The Company is seeking to sublease the property to a third party for the remaining term of the lease.

The Company considers all of its properties, together with its related computers and equipment contained therein, to be adequate for its present needs.  The Company has pledged its assets as collateral under its credit agreements.  The Company continually evaluates its future needs and from time-to-time will undertake significant projects to replace or upgrade facilities. In late 2011, the Company completed a new facility in Augusta, Georgia for its ABC affiliate, WJBF-TV, as well as for WAGT-TV, an NBC affiliate owned by Shurz Communications.  WJBF provides WAGT with sales, news and other operational services under a joint sales agreement and a shared services agreement that commenced in 2010.

Item 3.  Legal Proceedings

None

Item 4.  Mine Safety Disclosures

None

Executive Officers of the Registrant

Name	Age	Position and Office	Year First Took Office*

George L. Mahoney**	60	President and Chief Executive Officer	1993

John A Butler	55	Treasurer	2005

Andrew C. Carington	44	Vice President, General Counsel and Secretary	2011

James R. Conschafter***	61	Vice President, Broadcast Markets	2012

John R. Cottingham***	62	Vice President, Broadcast Markets	2012

Robert E. MacPherson	59	Vice President, Corporate Human Resources	2009

Timothy J. Mulvaney	44	Controller and Chief Accounting Officer	2005

Lou Anne J. Nabhan	58	Vice President, Corporate Communications	2001

James F. Woodward	53	Vice President - Finance and Chief Financial Officer	2005

*   The year indicated is the year in which the officer first assumed an office with the Company.

** Effective December 31, 2012, Marshall N. Morton retired as President and Chief Executive Officer of the Company; he will continue to serve as Vice Chairman of the Board of Directors.  Effective January 1, 2013, George L. Mahoney assumed the position of President and Chief Executive Officer of the Company.

*** Effective June 29, 2012, John A. Schauss retired as Vice President, Market Operations, of the Company.  Concurrent with Mr. Schauss’s retirement, James R. Conschafter and John R. Cottingham both became Vice President, Broadcast Markets.

Officers of the Company are elected at the Annual Meeting of the Board of Directors to serve, unless sooner removed, until the next Annual Meeting of the Board of Directors and/or until their successors are duly elected and qualified.

PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Media General’s Class A common stock is listed on the New York Stock Exchange under the symbol MEG.  The Company’s Class B common stock is not publicly traded.  The approximate number of equity security holders of record at January 31, 2013, was: Class A common stock – 1,203, Class B common stock – 10.

Both classes of common stock participate equally in dividends to the extent that they are paid.  Due to economic uncertainty, the Board of Directors suspended the dividend indefinitely in January 2009.  Furthermore, due to restrictions contained in the Company’s credit agreements, the Company does not anticipate paying dividends in the foreseeable future.  The table below sets forth the volume of shares traded and the high and low sales prices for the Company’s Class A common stock in 2012 and 2011.  No dividends were paid in 2012 and 2011.

	First			Second			Third			Fourth
(Unaudited)	Quarter			Quarter			Quarter			Quarter
2012
Shares traded		8,889,000			8,199,000			7,032,000			5,027,000
Stock price range	$3.48	-	6.84	$3.02	-	5.58	$3.70	-	5.50	$3.80	-	5.44
2011
Shares traded		10,318,000			10,158,000			8,939,000			14,737,000
Stock price range	$4.76	-	7.73	$3.33	-	7.20	$1.75	-	4.02	$1.14	-	4.60

Performance Graph

The following graph, which is being furnished pursuant to Item 201 of Regulation S-K, shows the cumulative stockholder return on the Company’s Class A common stock over the last five fiscal years beginning on December 31, 2007 (the first day of its 2008 fiscal year), and ending on December 31, 2012 (the last day of its 2012 fiscal year), as compared to the New York Stock Exchange (NYSE) Market Index, a Broadcast Peer Group Index, and a Multimedia Peer Group Index.  The graph assumes that $100 was invested on December 31, 2007, and also assumes the reinvestment of dividends.

	2007	2008	2009	2010	2011	2012
Media General, Inc.	$100.00	$8.95	$44.09	$30.88	$23.30	$23.46
NYSE Composite Index	$100.00	$58.13	$78.46	$87.85	$85.50	$98.82
Broadcast Peer Group Index	$100.00	$16.66	$45.33	$66.06	$71.76	$95.75
Multimedia Peer Group Index	$100.00	$22.03	$50.04	$50.80	$41.92	$54.50

During 2012, the Company sold all of its newspapers and became a pure-play broadcast and digital company; consequently it has established an index of broadcast-only peer companies for purposes of the chart above. The Broadcast Peer Group includes: Belo Corporation, Gray Television, Inc., Nexstar Broadcasting Group, Inc., Sinclair Broadcasting Group, Inc. and LIN TV Corporation. Prior to 2012, the Company compared itself against an index of multimedia peers that operated both newspapers and television stations. The Multimedia Peer Group includes: A.H. Belo Corporation, Belo Corporation, E.W. Scripps Company, Gannett Co., Inc., Journal Communications, Inc., Lee Enterprises, Media General, Inc., The McClatchy Company and The New York Times Company.  In future filings, the Company will no longer compare its stock performance against the Multimedia Peer Group.

Item 6.      Selected Financial Data

Certain of the following data was compiled from the consolidated financial statements of Media General, Inc., and should be read in conjunction with those statements (Item 8 of this Form 10-K) and Management’s Discussion and Analysis (Item 7 of this Form 10-K).

(In thousands, except per share amounts)	2012	2011	2010	2009	2008
Summary of Operations
Operating revenues (a) (b)	$359,722	$280,611	$304,798	$256,654	$315,940
Loss from continuing operations (a) (b) (c)	$(39,957)	$(48,933)	$(38,545)	$(50,662)	$(286,418)
Net loss (a) (b) (c)	$(193,417)	$(74,322)	$(22,638)	$(35,765)	$(631,854)
Per Share Data - basic and assuming dilution: (a) (b) (c)
Loss from continuing operations	$(1.68)	$(2.18)	$(1.72)	$(2.28)	$(12.98)
Income (loss) from discontinued operations	(6.47)	(1.13)	0.71	0.67	(15.62)
Net loss	$(8.15)	$(3.31)	$(1.01)	$(1.61)	$(28.60)
Other Financial Data:
Total assets (c)	$773,421	$1,086,041	$1,179,973	$1,236,048	$1,334,252
Working capital (excluding discontinued assets and liabilities) (a) (b)	37,750	36,120	34,881	82,990	11,043
Capital expenditures	17,886	19,053	26,482	18,453	31,517
Total debt	553,187	658,199	663,341	711,881	730,000
Cash dividends per share	-	-	-	-	0.81

(a)
In 2012, the Company sold all of its newspapers and associated web sites.  Additionally, the Company sold DealTaker for a nominal amount, shut down its production services company which provided broadcast equipment and design services, and has discontinued its NetInformer operations.  Blockdot was held-for-sale at December 31, 2012, and sold shortly after year-end.  The Company recorded a $142 million after-tax loss related to the divestitures of discontinued operations in the year ended December 31, 2012.  The results of these properties have been presented as discontinued operations for all periods presented.

(b)
In 2009, the Company sold a small magazine and completed the sale of WCWJ in Jacksonville, Florida.  In 2008, the Company completed the sales of WTVQ in Lexington, Kentucky, WMBB in Panama City, Florida, KALB/NALB in Alexandria, Louisiana, and WNEG in Toccoa, Georgia.  In 2009 and 2008, the Company recorded an after-tax gain of $8.9 million and an after-tax loss of $11.3 million, respectively, related to these divestitures.  The results of these stations, the magazine, and their associated websites have been presented as discontinued operations for all periods presented.

(c)
In 2009 and 2008, the Company recorded non-cash, pretax impairment charges in continuing operations totaling $49 million and $397 million, respectively, related primarily to its broadcast intangible assets.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion addresses the principal factors affecting the Company's financial condition and results of operations during the past three years and should be read in conjunction with the Company’s consolidated financial statements and the Five-Year Financial Summary contained respectively in Item 8 and Item 6 of this report.

OVERVIEW

Media General ended 2012 as a vastly different company than it entered the year.  At the beginning of 2012, the Company had a portfolio of newspapers, television stations and advertising services businesses and was in the process of refinancing its bank debt.  By the end of the year, the Company had sold all of its newspapers and disposed of its advertising services businesses.  The Company also had entered into a new financing arrangement with an affiliate of Berkshire Hathaway which matures in 2020 and resulted in Berkshire Hathaway becoming a significant stockholder.  For a more detailed discussion surrounding the Company’s debt agreements, see the Liquidity and Capital Resources section of this Management’s Discussion & Analysis (MD&A).

The Company has transformed itself into a pure-play broadcast television and digital media company.  It is focused on providing high-quality local content in growth markets located primarily in the southeastern United States.  The Company has streamlined its operations to align with its focus as a television broadcaster and is now organized on the basis of two geographic regions each consisting of nine network-affiliated television stations.  During 2012, the Company aggressively added new newscasts and local variety shows aimed at specific consumer interests in its markets.  This additional local content attracts new viewers and advertisers while reducing syndicated programming costs.  The Company also is installing a new content management system for its websites and mobile platforms to provide a single workflow for its newsrooms.

Advertising sales comprise the majority of the Company’s revenues.  The distribution of advertising revenues in the United States continues to shift among numerous established media, as well as many relatively new contenders, resulting in intense competition.  The Company faces challenges from other broadcasters, from increasing digital competition, from cautious advertisers and from the cyclical nature of certain advertising which translates into the relative absence of political and Olympics advertising for television stations in odd-numbered years.  The role of digital media continues to evolve at a rapid pace, and the Company believes it is well positioned both strategically and structurally to capitalize on emerging opportunities.  Retransmission fees also represent a growing component of overall revenues.

The years 2010 and 2011 were a period of precarious economic recovery and, at times, weak consumer confidence and muted advertiser spending.  The Company took steps during this period to manage its costs in light of its revenue opportunities, including implementing a 15-day furlough for most employees in 2011.  In contrast, 2012 was an exceptionally strong year for the Company, as it benefited from record political spending, the Super Bowl and Olympics on its NBC stations and overall growth in Local and National advertising, particularly in the automotive sector.

The Company entered into a new network-affiliation agreement with NBC in 2012 that expires at the end of 2015.  This agreement ensures that the Company’s NBC stations maintain their primary source of programming along with special events such as the Olympics.  Under the agreement, the Company is required, as it was previously, to make certain cash payments to NBC for inventory management and programming.  In addition, the renewed agreement requires that the Company’s NBC affiliates pay a variable fee which is dependent on subscriber counts and retransmission rates received by the Company.  For further discussion of the NBC agreement, see the Results of Operations - Other section of this MD&A.

During and following the sale of its newspapers, the Company streamlined its management structure and significantly reduced its corporate expense.  The Company also consolidated its corporate headquarters facilities and has reduced its postretirement and postemployment obligations.

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

Intangible assets

The Company reviews the carrying values of both goodwill and other identified intangible assets, including FCC licenses, as of the first day of the fourth quarter each year, or earlier if events indicate an impairment may have arisen, utilizing qualitative analyses and discounted cash flow models and market-based models, where necessary.  When evaluating goodwill and other intangible assets for potential impairment, the Company first considers qualitative factors including but not limited to:  current macroeconomic conditions, the Company’s actual performance versus budgeted performance, key management changes and selling prices for broadcast companies.  When a quantitative test is deemed necessary, the Company prepares discounted cash flow models which require significant management judgment with respect to revenue growth, compensation levels, capital expenditures, discount rates and long-term growth rates for broadcast assets.  In addition, the preparation of market-based models requires the collection of estimated peer company data as to revenues and EBITDA, as well as an assessment of enterprise values by looking at stock prices and debt levels.  These key assumptions for both the discounted cash flow and market-based models work in concert with one another.  Changes to one variable may necessitate changes to other variables.

Goodwill is tested at the reporting unit level, which the Company considers to be its two operating segments (each consisting of nine television stations and their associated websites divided geographically).  Prior to performing a quantitative two-step goodwill impairment test, the Company first assesses qualitative factors to determine whether the quantitative test is necessary.  In 2012, the Company determined that an annual quantitative test was not required.

The Company performs its annual impairment test of indefinite-lived intangible assets (i.e., FCC licenses) at the station level.  Fifteen of the Company’s stations have FCC license carrying values.  In 2012, the Company “early adopted” a new accounting standard which allowed the Company to first assess qualitative factors to determine if it was necessary to perform a quantitative impairment test on indefinite-lived intangible assets other than goodwill.  Quantitative impairment testing was deemed unnecessary for thirteen of these fifteen stations. Quantitative impairment testing was performed for the remaining two stations.  In both instances, the estimated fair values of the FCC licenses exceeded their carrying values.  As of the end of 2012, the Company’s carrying value of FCC licenses was $174 million.  The models the Company uses to value FCC licenses are highly sensitive to changes in assumptions.

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

Pension plans and postretirement benefits

A determination of the liabilities and cost of the Company’s pension and other postretirement plans requires the use of assumptions.  The actuarial assumptions used in the Company’s pension and postretirement reporting are reviewed annually with independent actuaries and are compared with external benchmarks, historical trends and the Company’s own experience to determine that its assumptions are reasonable.  The assumptions used in developing the required estimates include the following key factors:

•	Discount rates
•	Expected return on plan assets
•	Mortality rates
•	Health care cost trends
•	Retirement rates
•	Expected contributions

A one percentage-point change in the expected long-term rate of return on plan assets would have resulted in a change in pension expense for 2012 of approximately $3 million.  A one percentage-point change in the discount rate would have raised or lowered the plans’ 2012 expense by approximately $100 thousand and would have changed the plans’ projected obligations by approximately $57 million to $71 million as of the end of 2012. The Company has fully frozen all participation and benefits under its retirement plans.

Self-insurance liabilities

The Company self-insures for certain medical and disability benefits, workers’ compensation costs, and automobile and general liability claims with specified stop-loss provisions for high-dollar claims.  The Company estimates the liabilities for these items (approximately $11 million at December 31, 2012) based on historical experience and advice from actuaries and claim administrators.  Actual claims experience as well as changes in health care cost trends could result in the Company’s eventual cost differing from this estimate.

Income taxes

The Company files income tax returns with various state tax jurisdictions in addition to the Internal Revenue Service and is regularly audited by both federal and state tax agencies.  From time to time, those audits may result in proposed adjustments.  The Company has considered alternative interpretations that may be assumed by the various tax agencies and does not anticipate any material impact on its earnings as a result of these audits.  The Company maintains a reserve for uncertain tax positions, where the probability exceeds a “more likely than not” standard.  The reserve for uncertain tax positions was $1.4 million at the end of both 2012 and 2011.

The Company records income tax expense using the liability method, under which deferred tax assets and liabilities are recorded for the differing treatments of various items for financial reporting versus tax reporting purposes.  The Company evaluates the need for a valuation allowance for deferred tax assets.  The Company ordinarily bases its estimate of deferred tax assets and liabilities on current tax laws and rates as well as expected future income.  However, the Company was in a net deferred tax asset position at the end of both 2012 and 2011 and, although the Company expects to utilize the underlying tax benefits, it could not assume future taxable income due to a cumulative book loss in recent years.  The Company therefore established a valuation allowance.

Due to the requirements of accounting interpretations related to the Company’s amortization of intangible assets for income tax purposes, the Company anticipates recording an additional deferred tax valuation allowance of $13.1 million, $12.6 million and $12.6 million in 2013, 2014 and 2015, respectively.  The additional valuation allowance will be recorded as a non-cash charge to income tax expense.  An explanation of this additional valuation allowance as well as a description of the situation and events that would alter it are described more fully in Note 1 and Note 4 of Item 8 of this Form 10-K.  Significant changes in enacted federal and state tax laws or in expected future earnings could impact income tax expense and deferred tax assets and liabilities as well as the valuation allowance.

Summary

Management believes, given current facts and circumstances, supplemented by the expertise and concurrence of external resources, including actuaries, that its estimates and assumptions are reasonable and in accordance with GAAP.  Management further believes that the assumptions and estimates used in the financial statements, taken as a whole, represent the most appropriate choices from among reasonably possible alternatives and fairly present the financial position, results of operations and cash flows of the Company.  Management will continue to discuss key estimates with the Audit Committee of the Board of Directors.

RESULTS OF OPERATIONS

Net loss

The Company recorded net losses of $193 million ($8.15 per share), $74 million ($3.31 per share) and $23 million ($1.01 per share) in 2012, 2011 and 2010, respectively. The results from newspapers, Blockdot, DealTaker, NetInformer and its production services company are reflected as discontinued operations in all periods presented.  As discussed further below, the net loss in 2012 included $142 million of losses related to the divestiture of discontinued operations and $35 million of debt modification and extinguishment costs.

In addition to the 2012 dispositions, in January 2013, the Company sold the intellectual property and certain tangible assets of Blockdot for a nominal amount, but did not sell Blockdot’s working capital or certain operating leases in Dallas, Texas.  In addition to the loss related to the divestiture already recorded, and because the space related to these leases will no longer be utilized by the Company, the Company expects to record a loss from discontinued operations in the first quarter of 2013 that could approach $1 million.  The remainder of this discussion focuses only on results from continuing operations.

Operating income was $87 million, $26 million and $42 million in 2012, 2011 and 2010, respectively, and was driven primarily by higher Political and Olympic revenue in the even-numbered years.  In 2012, the operating income increase in excess of $60 million was offset by a $14 million (21%) rise in total interest expense (due to higher interest rates on the Company’s new financing arrangement) and by the previously mentioned debt modification costs of $35 million.  In 2011, operating income declined more than $15 million as decreased operating costs resulting from a furlough program, and other cost containment measures could not mitigate the absence of Political and Olympic revenue.  Interest expense was essentially even in 2011 and 2010, although the Company incurred $5.5 million of debt modification and extinguishment costs in conjunction with its 2010 refinancing activities.  As a result of these forces, the Company’s loss from continuing operations was $40 million, $49 million, and $39 million in 2012, 2011 and 2010, respectively.

Revenues

Revenues are grouped into five major categories: Local, National, Political, Cable/Satellite Retransmission, and Digital.  The following chart summarizes the total consolidated period-over-period changes in these select revenue categories:

	Change in Market Revenue by Major Category
	2012 versus 2011		2011 versus 2010
(In thousands)	Amount	Percent	Amount	Percent
Local (gross)	$10,694	6.1%	$4,819	2.8%
National (gross)	5,870	6.6%	(3,573)	-3.9%
Political	57,984	NM	(35,881)	-86.3%
Cable/Satellite Retransmission	16,295	76.3%	2,128	11.1%
Digital	1,538	18.4%	1,406	20.2%

"NM" is not meaningful.

As illustrated in the previous chart, broadcast Political advertising time sales are higher in even-numbered years as a result of national and statewide political races which generate additional advertising dollars for the Company.  Political advertising, or its relative absence in odd-numbered years, causes a certain cyclicality, as demonstrated in the following graph showing Political advertising as a percentage of total television time sales.  Record Political time sales in 2012 were eleven times the prior-year level due to an extended Presidential primary race, the footprint of the Company’s television stations in four key Presidential swing states and a fiercely contested Senate race in Massachusetts.

In 2012, all revenue categories improved.  Political advertising reflected higher spending by both presidential campaigns, by PACs and SuperPACs and in certain Congressional primaries and Senate races.  The Company operates six television stations in the key presidential battleground states of Florida, North Carolina, Ohio and Virginia.  In the third quarter of the year, the Company generated $16 million of revenue at its eight NBC stations from the Summer Olympics, a significant driver of the robust growth in the Local and National categories.  The Super Bowl also aired on the Company’s NBC stations in the first quarter and contributed $2.8 million in related advertising revenues.  Beyond event driven revenues, the Company saw healthy growth in 2012 in the automotive, financial, medical and telecommunications categories. Retransmission revenues were higher as a result of renegotiated rates, following renewal in late 2011 of agreements for 25% of the households in the Company’s markets.  Digital advertising increases were due largely to local online advertising, which increased 23% in 2012.

In 2011, Local revenues were up $4.8 million but were largely offset by declines in National advertising (down $3.6 million).  The absence of event driven advertising in 2011 was a factor in the decline as $7.5 million in 2010 Olympic revenues and nearly $1 million in 2010 Super Bowl revenues (which aired on FOX in 2011) did not recur.  Despite signs of firming in National broadcast transactional business in 2010, National advertising revenues in 2011 reflected uncertainty related to a sputtering economic recovery and disruption of automotive advertising due to the tsunami in Japan.  Digital revenue rose by 20%, led by an increase in local online advertising.

Operating Costs

Total operating costs increased 7.4% in 2012.  The primary driver was higher affiliate expenses (which increased by more than $10 million as a result of the new NBC agreement); employee compensation costs also contributed.  Specifically, $3.4 million of severance expense was incurred at corporate due primarily to the elimination of 75 positions in the second half of 2012.  Additionally, the Company implemented a furlough program in 2011, which mandated that most employees take 15 unpaid days.  The absence of the furlough program in 2012 increased operating costs by approximately $3.7 million.  Higher incentive-based compensation as a result of the Company’s improved operating performance also contributed to the increase.  The impact of higher compensation costs was muted by fourth quarter gains of $7 million, in aggregate, recorded at the corporate level and related to the Company’s postretirement and postemployment plans.  In 2011, total operating costs decreased 3.4% from 2010.  A reduction in programming costs and the referenced furlough program were responsible for much of the decrease.

Station production expenses increased 13% in 2012 due in part to the absence of the furlough program.  However, higher network affiliate fees, partially offset by lower programming costs (due in large part to the retirement of Oprah Winfrey and a shift toward more local programming) were responsible for the majority of the increase.  In 2011, station production expenses decreased 5.5% as programming costs dropped by $5.2 million, resulting from a shift by the Company’s stations to more locally produced content.

Employee compensation costs were primarily responsible for a 9.6% rise in station selling, general and administrative expenses in 2012.  The absence of the furlough program, higher healthcare costs and increased commissions and sales incentives were all factors.  Station selling, general and administrative expenses were essentially even in 2011 and 2010.  Salary decreases associated with the furlough program were offset by a rise in commissions (related to Local revenue increases) and the return of a Company match of employees’ 401(k) plan contributions.

Corporate and other expenses as shown on the Consolidated Statement of Operations dropped 5.8% in 2012.  The reductions included a non-cash curtailment gain of more than $2 million, resulting from former newspaper employees leaving the Company’s postretirement plans, and a $5 million non-cash gain resulting from using a third-party to provide disability coverage for substantially all Medicare eligible participants.  These gains were offset by a $4.1 million increase in incentive compensation for both corporate and station management that was not present in the previous year and by $3.4 million of corporate severance expense.  Corporate expense (excluding depreciation and amortization and severance) decreased by 5.7% during 2012 due to the referenced corporate staffing reduction, but also offset by the absence of furlough savings from 2011.  This same furlough program also drove the 5.4% decline in corporate and other expenses in 2011.

Depreciation and software amortization expense was down 2.6% and 0.9% in 2012 and 2011, respectively, due to reduced capital spending in recent years.  Amortization of intangible assets decreased by half in 2012 as certain assets reached the end of their amortization periods in the first quarter.

As a result of the corporate restructuring, the Company has consolidated its operations in one of two headquarters buildings in Richmond, Virginia; the Company wrote down the carrying value of the other building by $2 million and recorded the loss in the “Loss (gain) related to fixed assets, net” line on the Consolidated Statement of Operations.

Interest expense

Total interest expense (including $26 million of related party interest associated with the Berkshire Hathaway financing) increased $14 million (21%) in 2012 from the prior year.  The increased interest expense was due to higher interest rates as a result of the Company’s new financing arrangement and partially offset by a reduction in average debt outstanding.  Interest expense in 2012 included non-cash charges of $9.3 million compared to $3.5 million in 2011.   This non-cash interest expense represents accretion of discounts related to original issuance, warrants and certain fees that are amortized over the life of a loan.  Non-cash interest expense for 2012 also includes payment-in-kind (PIK) interest of nearly $1 million which was incurred between March and May 2012 under the Company’s previous credit facility.

Interest expense decreased $1.2 million (1.8%) in 2011 from 2010 due primarily to a $13 million reduction in average debt outstanding and the remaining interest rate swaps maturing in the third quarter of 2011.

Income taxes

The Company’s 2012, 2011 and 2010 tax rates had an unusual relationship to pretax loss from continuing operations.  Income tax expense in all three periods was heavily impacted by the presence of an additional valuation allowance ($14 million in 2012 and 2011, and $15 million in 2010) in connection with the tax amortization of the Company’s indefinite-lived intangible assets that is not available to offset existing deferred tax assets (termed a “naked credit”).   In 2011, this non-cash tax expense was partially offset by the tax benefit related to the maturity of the interest rate swaps and the resultant tax effect on other comprehensive loss.  In 2010, the expense related to the naked credit was partially offset by tax benefits related to an additional 2009 net operating loss carryback refund and a favorable settlement of a state income tax issue.

As of December 31, 2012, and December 25, 2011, the Company had a valuation allowance of $200 million and $117 million, respectively, recorded against its net deferred tax asset because cumulative pretax income in recent years was in an overall loss position.  The year-over-year increase was primarily attributable to the additional valuation allowance required in connection with the naked credit, a significant increase in the unfunded pension liability recorded in other comprehensive loss, as well as the current year’s tax loss.  See Note 4 in Item 8 of this Form 10-K for a complete discussion of the Company’s deferred tax asset valuation allowance.

Discontinued operations

The Company recorded a combined $142 million after-tax loss related to the divestiture of discontinued operations in 2012.  The loss included $68 million of allocated goodwill related to the discontinued properties.  In previous impairment tests, the Company tested goodwill at the reporting unit level.  Several of the Company’s reporting units consisted of both print and broadcast properties; as a result, these units were valued using a combination of print and broadcast cash flows, discount rates and market multiples.   The Company also previously valued its depreciable long-lived assets by applying the “held for use” principle, in which assets are tested for recoverability on an undiscounted basis when indicators of impairment are present, rather than the “held for sale” principle, which requires a comparison of current carrying value to current fair value less costs to sell.  Current market prices for newspapers assets were also a significant factor in the size of the loss related to the divestiture of discontinued operations.

Certain impairment losses have been included in the results of discontinued operations.  In 2011, DealTaker failed its annual impairment test, resulting in a non-cash goodwill and other intangible asset impairment charge of $4.2 million net of a tax benefit of $1.8 million.  The Company performed a subsequent interim impairment test on DealTaker in the first quarter of 2012; this resulted in an additional non-cash goodwill and other intangible asset impairment charge of $6.5 million net of a tax benefit of $3.6 million.  In the third quarter of 2011, the Company also performed an interim impairment test resulting in a non-cash goodwill impairment charge of $16.2 million net of a tax benefit of $10.4 million related to certain print properties in its former Virginia/Tennessee market.  See Note 2 of Item 8 of this Form 10-K for further discussion of the Company’s discontinued operations.

Other

The Company renewed its network affiliation agreement with NBC in 2012.  The terms of this renewal are retroactive to January 1, 2012, and the new agreement extends to December 31, 2015.  Under this agreement, the Company is required to make certain cash payments to NBC for inventory management, NBC News Channel, distribution, Olympics and NFL programming, consistent with the past agreements.  In addition, the renewed agreement requires the Company to pay a variable fee which is dependent on each station’s cable and satellite monthly retransmission revenue.  The Company accrued for the new fee throughout 2012 and will pay NBC approximately $11 million in early 2013.  The amounts payable in future years will be dependent on future subscriber counts and retransmission fees negotiated by the Company. The Company currently estimates that the new minimum payment amount will increase by approximately $8-$10 million per year over the term of the agreement, although the rate of increase could be higher or lower, depending on future subscriber counts and retransmission rates. Based on agreements already negotiated, the Company anticipates retransmission revenues to increase approximately 50% in 2013.

The Company’s network affiliation agreement with ABC expires in June 2014, and its network affiliation agreements with CBS begin to expire in December 2014.  The Company’s CW network agreement expires in 2016.

The Company has certain plans in place, mainly the Supplemental 401(k) Plan and the Director’s Deferred Compensation Plan, which are designed to align the interests of the participants with those of the shareholders.  Future fluctuations in the Company’s stock price could have a significant effect on the amount of expense recognized.  Each $1 change in the Company’s stock price as of December 31, 2012, would have affected the Company’s pretax operating results by approximately $.7 million.

Certain pending climate change legislation and other environmental laws and regulations could impact the Company (if enacted or adopted) by potentially increasing its operating costs through higher electricity and other expenses associated with its facilities.  Climate change effects could include more intense tropical storms, tornadoes and hurricanes potentially causing lost revenue and higher expenses associated with storms because of the concentration of the Company’s operations in the southeastern United States, as discussed in Item 1A of this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity remains its cash flow from operations.  Although economic difficulties in recent years have adversely affected cash generation, the Company’s cash provided by operating activities totaled $36 million, $17 million and $86 million in 2012, 2011 and 2010, respectively.  Retirement plan contributions and changes in balance sheet accounts such as income taxes refundable, company-owned life insurance policies, accounts receivable and accrued expenses (including interest) can and did have an impact on this amount from year to year, as shown on the Consolidated Statements of Cash Flows, but the key component is and was the Company’s underlying operating performance.

In 2012, the Company sold all of its newspapers and received net proceeds of $136 million, the majority of which was used to pay down debt.  Further discussion of the Company’s debt agreements is contained in the section that follows.

The Company produced annual operating cash flow from continuing operations (operating income plus depreciation and software amortization and amortization of intangible assets) of $112 million, $55 million and $70 million, respectively, in 2012, 2011, and 2010.   An amount within this range is expected for 2013.  Interest payments are expected to utilize a substantial portion of operating cash flow in 2013.  Other significant outflows will include capital expenditures and retirement plan contributions.  Capital expenditures have ranged from $18 million to $26 million over the past three years.  In 2013, the Company anticipates capital spending will be approximately $15 million.   Retirement plan contributions have been in the $9 million to $20 million range over the last three years.  The Company anticipates its retirement plan contributions will be approximately $4.5 million in 2013.

Debt Agreements

The Company refinanced its debt once in 2010 and twice in 2012.  The first two refinancings were with the same basic group of bank lenders.  However, in May 2012, the Company consummated a financing arrangement with BH Finance LLC, an affiliate of Berkshire Hathaway, that provided the Company with a $400 million term loan and a $45 million revolving credit facility.  The funding of the new financing arrangement’s term loan and an initial draw of the revolving credit facility resulted in cash proceeds to the Company of $382.5 million, which were immediately used to fully repay all amounts outstanding under the Company’s existing credit facility, pay fees and expenses related to the financing and to fund working capital requirements.  The term loan was issued at a discount of 11.5% and was secured pari passu with the Company’s existing senior secured notes due 2017.   While the new financing arrangement does not contain financial covenants, there are restrictions, in whole or in part, on certain activities including the incurrence of additional debt, repurchase of shares and the payment of dividends.  The term loan may be voluntarily repaid prior to maturity, in whole or in part, at a price equal to 100% of the principal amount repaid plus accrued and unpaid interest, plus a premium, which starts at 14.5% and steps down over time.  Other factors, such as the sale of assets, may result in a mandatory prepayment or an offer to prepay a portion of the term loan without premium or penalty.  The term loan and revolving credit facility mature in May 2020 and are guaranteed by the Company’s subsidiaries.  The revolving credit facility bears interest at a rate of 10% and is subject to a 2% commitment fee.

Concurrent with the funding of the financing arrangement and pursuant to a Warrant Agreement entered into in May 2012, the Company issued warrants to Berkshire Hathaway to purchase 4.6 million shares of Class A common stock, representing approximately 19.9% of the number of then-outstanding shares of the Company’s Class A common stock.  On September 24, 2012, Berkshire Hathaway exercised all of the warrants and purchased 4,646,220 shares of Class A common stock, par value $5.00 per share, for an aggregate purchase price of $46,462.20, or $0.01 per share.  Additionally, on September 20, 2012, the Board of Directors elected Wyndham Robertson as a new Class B director.  Miss Robertson was selected by Berkshire Hathaway for nomination and election pursuant to a Shareholders Agreement signed in May 2012.

At the time of the execution of the financing arrangement and related agreements, the Company and Berkshire Hathaway (and its affiliates) were not then related parties.  However, the consummation of, and exercise of rights under, those agreements created the related party status.  As described in Note 10 of Item 8, the Company and World Media engaged in a series of transactions to effectuate an orderly transition following the sale of the Company’s newspapers.  The Company will continue to provide a few remaining transition services to World Media, on a diminishing basis over the first three to six months of 2013, in the areas of information technology and digital support.

Following the sale of certain of its newspapers to World Media, the Company used the net proceeds to repay $98 million of the term loan at par and the $18.5 million balance of its then-existing revolver.  This early repayment of debt resulted in debt modification and extinguishment costs of $17.3 million in the third quarter of 2012 due to the accelerated recognition of a pro rata portion of discounts and deferred issuance costs.  In the second quarter of 2012, in conjunction with the secured financing with Berkshire Hathaway and the repayment of the previous credit facility, the Company recorded debt modification and extinguishment costs of $7.7 million, primarily due to the write-off of unamortized fees related to the former credit agreement.  In addition, the Company capitalized $11.5 million of advisory and legal fees related to the new financing; these fees will be amortized as interest expense over the term of the financing arrangement.  In March of 2012, the Company amended its previous bank credit agreement which resulted in $10.4 million of expense for debt modification and extinguishment costs including certain advisory, arrangement and legal fees.

The previous bank credit facility bore interest at LIBOR (with a 1.5% floor) plus a margin of 7% and commitment fees of 2.5%.  In addition to this cash interest, the Company accrued payment-in-kind (PIK) interest of 1.5%.  PIK interest increased the bank term loan by nearly $1 million between March and May 2012 and was paid in cash upon repayment of the entire facility.

As of December 31, 2012, the Company had in place a term loan with a face value of $302 million bearing interest of 10.5% (and reflected on the balance sheet at a discounted carrying value of $257 million) and a revolving credit facility with maximum availability of $45 million and no outstanding balance (subject to a 2% commitment fee).  Also outstanding were 11.75% Senior Notes with a par value of $300 million that were sold at a discount and carried on the balance sheet at $296 million.  The Company was in compliance with all provisions of both agreements at December 31, 2012, and it expects to adhere to these provisions going forward.  The Company has pledged its cash and assets as well as the stock of its subsidiaries as collateral; the Company’s subsidiaries also guarantee the debt of the parent company.

As of December 31, 2012, the Company had outstanding letters of credit of approximately $5 million.  The Company has posted cash with letter of credit agents to support these letters of credit.  The Company received a $1 million refund of this cash collateral from one of its agents in January 2013.

The Company believes that its cash on hand, cash provided by operations and its revolving credit facility are more than sufficient to cover its working capital, capital expenditures, interest, pension and other cash needs in 2013 and in the coming years.  The Company would like to reduce its interest obligations and will consider refinancing the senior notes in February 2014, when they become redeemable at a price of 105.875% of the outstanding principal.

The Company does not have material off-balance sheet arrangements.

The table that follows shows long-term debt and other specified obligations of the Company as of December 31, 2012:

(In millions)		Payments Due By Periods
			2014	2016	2018 and
Contractual obligations1	Total	2013	2015	2017	beyond
Term loan:2
Principal	$301.5	$-	$-	$-	$301.5
Interest	234.2	31.7	63.3	63.3	75.9
Revolving credit facility:3
Commitment fees	6.7	0.9	1.8	1.8	2.2
11.75% Senior Notes:4
Principal	299.8	-	-	299.8	-
Interest	158.5	35.2	70.5	52.8	-
Operating leases5	14.7	2.3	3.0	2.6	6.8
Broadcast film rights6	21.7	7.5	13.8	0.3	0.1
Estimated benefit payments from Company assets7	54.3	5.6	10.9	11.0	26.8
Purchase obligations8	195.2	88.8	94.1	7.7	4.6
Total specified obligations	$1,286.6	$172.0	$257.4	$439.3	$417.9

1
Other than the estimated benefit payments from company assets and broadcast film rights disclosed above and discussed further below, the table excludes items contained in “Other liabilities and deferred credits” on the Consolidated Balance Sheets, primarily because the ultimate timing and amount of these future payments is not determinable. As disclosed in Note 4 of Item 8 of this Form 10-K, the Company had a non-current liability for uncertain tax positions of approximately $1.4 million at December 31, 2012. The Company cannot reasonably estimate the amount or period in which the ultimate settlement of these uncertain tax positions will occur; therefore the contractual obligations table excludes this liability.

2
The term loan matures in May 2020; however, events such as the sale of assets could result in a prepayment.  The Company made principal payments of $98 million in 2012 following the sale of its newspapers.  Interest obligations presented above assume no prepayments of principal and no step-down in interest rate; actual interest payments could differ substantially.

3
The Company has a $45 million credit facility through May 2020.  When no borrowings are outstanding, the Company is charged a 2% commitment fee.  The chart above assumes no borrowings under the revolving credit facility through the end of the agreement.  Actual payments could differ substantially if amounts are borrowed under the facility.

4
The 11.75% senior notes mature in February 2017 and can be redeemed with a premium (105.875%) in February 2014.  Interest obligations presented above assume no prepayments of principal and no early redemption.  Actual payments could differ substantially.

5	Represents minimum rental commitments under noncancelable operating leases with terms in excess of one year.

6
Broadcast film rights include both recorded short-term and long-term liabilities for programs which have been produced and unrecorded commitments to purchase film rights which are not yet available for broadcast.

7
Actuarially estimated benefit payments under pension and other benefit plans expected to be funded directly from Company assets through 2022, which excludes expected contributions to the Retirement Plan.  The Company currently anticipates making contributions of $4.5 million in 2013 to its qualified plan based on current estimates of ERISA minimums.  A further discussion is included in the paragraph that follows this chart.

8
Purchase obligations include: 1) all current liabilities not otherwise reported in the table that will require cash settlement, 2) affiliate payments, 3) significant purchase commitments for fixed assets, and 4) significant non-ordinary course contract-based obligations.  For the NBC agreement, the Company has made assumptions regarding future subscriber counts.  Actual payments could vary substantially.

The Company’s unfunded obligation under its pension plans (see Note 7 of Item 8 of this Form 10-K) increased due to a 105 basis point decrease in the discount rate, but offset by an appreciation of plan assets.  The Company made contributions of $9 million to its retirement plan in 2012 and currently anticipates making contributions of $4.5 million in 2013 based on current estimates of ERISA minimums.  Many factors influence the required funding for the plan including the return on invested assets, funding requirements that are set forth by ERISA in enacting the laws passed by Congress and the long-term discount rates that are applied to the funds’ benefit liabilities.  The amounts shown in the preceding table do not reflect plan contributions.  If the factors noted above remain unchanged, the Company’s required contributions in subsequent years would likely return to the $10 million to $20 million range.

OUTLOOK FOR 2013

The Company enters 2013 in a much stronger position than a year ago after taking transformative measures during 2012.  While revenues will be lower in 2013, as is typical in an odd-numbered year in the broadcast television industry, there are a number of revenue opportunities that the Company expects will mitigate this decline.  The Company’s stations have business development programs in place to capitalize on improved market share and increase local time sales.  The Super Bowl aired in early February, benefiting the Company’s eight CBS stations.  The Virginia gubernatorial race, issue advertising, Senate, Congressional and other races are expected to bolster Political revenues during 2013.  Retransmission revenue should continue to grow based on contracts already renegotiated.  The Company’s digital strategy embraces new mobile technologies and broadens its product offerings.  Having reduced corporate expense, the Company will strive to improve cash flow margins at its television stations, drive ratings and share increases, while continuing to manage expenses. Although interest costs reflect higher rates as a result of the financing arrangements, the Company has addressed its long-term capital needs and has gained significant financial and operating flexibility.

*  *  *  *  *  *  *

Certain statements in this annual report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws.  Forward-looking statements include, among others, statements related to pending transactions and contractual obligations, critical accounting estimates and assumptions, the impact of technological advances including consumer acceptance of mobile television and expectations regarding the effects of retransmission fees, network affiliate fees, pension and postretirement plans, capital spending, general advertising levels and political advertising levels, the effects of changes to FCC regulations and FCC approval of license applications.  Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “plans,” “hopes”, “may” and similar words, are made as of the date of this annual report on Form 10-K and are subject to risks and uncertainties that could potentially cause actual results to differ materially from those results expressed in or implied by such statements.  The reader should understand that it is not possible to foresee or identify all risk factors.  Consequently, any such list should not be considered a complete statement of all potential risks or uncertainties.

Various important factors could cause actual results to differ materially from the Company’s forward looking statements, estimates or projections including, without limitation:  changes in advertising demand, changes to pending accounting standards, changes in consumer preferences for programming and delivery method, changes in relationships with broadcast networks, the performance of pension plan assets, health care cost trends, regulatory rulings including those related to ERISA and tax law, natural disasters, and the effects of dispositions and debt agreements on the Company’s results of operations and its financial condition.  Actual results may differ materially from those suggested by forward-looking statements for a number of reasons including those described in Item 1A “Risk Factors” of this Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a result of the May 24, 2012, financing arrangement with Berkshire Hathaway, all of the Company’s borrowings have a fixed rate. Accordingly, the Company’s cash flows are no longer subject to fluctuations in interest rates.  The fair values of the Company’s term loan and senior notes were estimated to be approximately $344 million and $346 million, respectively, at December 31, 2012, based on yields obtained from third parties and quoted market prices. The carrying amounts of the Company’s term loan and senior notes were $257 million and $296 million, respectively, at December 31, 2012.  A 50 basis point increase in interest rates would have decreased the December 31, 2012, fair value of the Company’s term loan and senior notes by approximately $9 million and $6 million, respectively.

The Company sold all of its newspapers in 2012 and is no longer subject to changes in newsprint prices.

Item 8.  Financial Statements and Supplementary Data

On January 31, 2013, the Company issued its consolidated financial statements as of December 31, 2012, and December 25, 2011, and for each of the three years in the period ended December 31, 2012, by posting them to its website, www.mediageneral.com, in accordance with Securities and Exchange Commission rules. Those financial statements were also furnished to the U.S. Securities and Exchange Commission as Exhibit 99.1 under Item 7.01 of a Form 8-K dated January 31, 2013.

Report of Management on Media General, Inc.’s Internal Control over Financial Reporting

Management of Media General, Inc., (the Company) has assessed the Company’s internal control over financial reporting as of December 31, 2012, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework”  issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that as of December 31, 2012, the Company’s system of internal control over financial reporting was operating effectively based upon the specified criteria.

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

January 31, 2013

/s/ George L. Mahoney	/s/ James F. Woodward

George L. Mahoney	James F. Woodward
President and Chief Executive Officer	Vice President-Finance and Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting

To the Board of Directors and Stockholders of Media General, Inc.

We have audited the internal control over financial reporting of Media General, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Media General, Inc.’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated January 31, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Richmond, Virginia
January 31, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Media General, Inc.

We have audited the accompanying consolidated balance sheets of Media General, Inc. and subsidiaries (the "Company") as of December 31, 2012, and December 25, 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the accompanying index in Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Media General, Inc. and subsidiaries as of December 31, 2012, and December 25, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 31, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Richmond, Virginia
January 31, 2013

Media General, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Years Ended
	December 31,	December 25,	December 26,
	2012	2011	2010

Station revenue (less agency commissions)	$359,722	$280,611	$304,798
Operating costs:
Station production expenses	125,996	111,586	118,042
Station selling, general and administrative expenses	88,235	80,472	81,122
Corporate and other expenses	31,705	33,651	35,574
Depreciation and software amortization	22,422	23,029	23,240
Amortization of intangible assets	2,637	5,253	5,253
Loss (gain) related to fixed assets, net	2,062	213	11
Total operating costs	273,057	254,204	263,242
Operating income	86,665	26,407	41,556
Other income (expense):
Interest expense	(51,566)	(64,403)	(65,597)
Interest expense - related party	(26,468)	-	-
Debt modification and extinguishment costs	(35,415)	-	(5,450)
Other, net	458	1,281	989
Total other expense	(112,991)	(63,122)	(70,058)

Loss from continuing operations before income taxes	(26,326)	(36,715)	(28,502)
Income tax expense	13,631	12,218	10,043

Loss from continuing operations	(39,957)	(48,933)	(38,545)
Discontinued operations:
Income (loss) from discontinued operations (net of tax expense of $1,188, tax benefit of $1,516, and tax expense of $15,384, respectively)	(11,270)	(25,389)	15,907
Loss related to divestiture of discontinued operations (net of tax expense of $320)	(142,190)	-	-
Net loss	$(193,417)	$(74,322)	$(22,638)

Earnings (loss) per common share (basic and diluted):

Loss from continuing operations	$(1.68)	$(2.18)	$(1.72)
Income (loss) from discontinued operations	(6.47)	(1.13)	0.71
Net loss per common share (basic and diluted)	$(8.15)	$(3.31)	$(1.01)

Notes to Consolidated Financial Statements begin on page 36.

Media General, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
	Fiscal Years Ended
	December 31,	December 25,	December 26,
	2012	2011	2010

Net loss	$(193,417)	$(74,322)	$(22,638)

Unrealized gain on derivative contracts (net of deferred tax expense of $0, $4,663, and $0, respectively)	-	2,228	7,463

Pension and postretirement (net of deferred tax benefit of $0, $2,688, and $0, respectively)	(34,540)	(60,545)	(16,559)

Comprehensive loss	$(227,957)	$(132,639)	$(31,734)

Notes to Consolidated Financial Statements begin on page 36.

Media General, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

ASSETS
	December 31,	December 25,
	2012	2011
Current assets:
Cash and cash equivalents	$36,802	$23,108
Accounts receivable (less allowance for doubtful accounts 2012 - $1,742; 2011 - $2,023)	58,486	58,587
Other	18,493	17,424
Assets of discontinued operations	670	331,784
Total current assets	114,451	430,903

Other assets	45,462	28,277

Property, plant and equipment, at cost:
Land	16,414	16,414
Buildings	110,676	115,517
Machinery and equipment	230,479	240,993
Construction in progress	6,765	1,084
Accumulated depreciation	(198,229)	(197,187)
Net property, plant and equipment	166,105	176,821

FCC licenses and other intangibles - net	200,254	202,891

Excess of cost over fair value of net identifiable assets of acquired businesses	247,149	247,149

Total assets	$773,421	$1,086,041

Notes to Consolidated Financial Statements begin on page 36.

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	December 31,	December 25,
	2012	2011
Current liabilities:
Accounts payable	$11,669	$16,527
Accrued expenses and other liabilities	64,362	46,472
Liabilities of discontinued operations	467	38,716
Total current liabilities	76,498	101,715

Long-term debt	295,721	658,199

Long-term debt - related party	257,466	-

Retirement, postretirement, and postemployment plans	242,309	223,132

Deferred income taxes	58,865	45,954

Other liabilities and deferred credits	18,786	23,088

Commitments and contingencies (Note 9)

Stockholders' equity (deficit):
Preferred stock ($5 cumulative convertible), par value $5 per share: authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share: Class A, authorized 75,000,000 shares; issued 27,215,117 and 22,548,741 shares	136,076	112,744
Class B, authorized 600,000 shares; issued 548,564 shares	2,743	2,743
Additional paid-in capital	23,024	28,711
Accumulated other comprehensive loss:
Pension and postretirement	(219,656)	(185,116)
Retained earnings (accumulated deficit)	(118,411)	74,871
Total stockholders' equity (deficit)	(176,224)	33,953

Total liabilities and stockholders' equity (deficit)	$773,421	$1,086,041

Notes to Consolidated Financial Statements begin on page 36.

Media General, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except shares and per share amounts)

	Class A	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated
	Shares	Class A	Class B	Capital	Income (Loss)	Deficit)	Total
Balance at December 27, 2009	22,241,959	$111,210	$2,759	$24,253	$(117,703)	$171,732	$192,251
Net loss		-	-	-	-	(22,638)	(22,638)
Unrealized gain on derivative contracts		-	-	-	7,463	-	7,463
Pension and postretirement		-	-	-	(16,559)	-	(16,559)
Exercise of stock options	92,085	460	-	(262)	-	-	198
Performance accelerated restricted stock	155,886	779	-	(779)	-	34	34
Stock-based compensation		-	-	3,154	-	-	3,154
Other	3,948	20	(16)	15	-	-	19
Balance at December 26, 2010	22,493,878	112,469	2,743	26,381	(126,799)	149,128	163,922
Net loss		-	-	-	-	(74,322)	(74,322)
Unrealized gain on derivative contracts		-	-	-	2,228	-	2,228
Pension and postretirement		-	-	-	(60,545)	-	(60,545)
Exercise of stock options	22,132	111	-	(63)	-	-	48
Issuance of stock to director upon retirement	109,602	548	-	94	-	-	642
Performance accelerated restricted stock	(77,732)	(389)	-	271	-	65	(53)
Stock-based compensation		-	-	2,117	-	-	2,117
Other	861	5	-	(89)	-	-	(84)
Balance at December 25, 2011	22,548,741	112,744	2,743	28,711	(185,116)	74,871	33,953
Net loss		-	-	-	-	(193,417)	(193,417)
Pension and postretirement		-	-	-	(34,540)	-	(34,540)
Exercise of stock options	86,663	433	-	(246)	-	-	187
Performance accelerated restricted stock	(66,927)	(334)	-	241	-	135	42
Stock-based compensation		-	-	574	-	-	574
Common stock warrants	4,646,220	23,231	-	(6,273)	-	-	16,958
Other	420	2	-	17	-	-	19
Balance at December 31, 2012	27,215,117	$136,076	$2,743	$23,024	$(219,656)	$(118,411)	$(176,224)

Notes to Consolidated Financial Statements begin on page 36.

Media General, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended
	December 31,	December 25,	December 26,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(193,417)	$(74,322)	$(22,638)
Adjustments to reconcile net loss:
Depreciation and software amortization	30,122	45,645	46,914
Amortization of intangible assets	2,773	5,930	6,175
Loss (gain) related to fixed assets, net	2,275	246	169
Curtailment gain	(2,785)	-	-
Postemployment gain	(5,028)	-	-
Deferred income taxes	18,429	22,889	30,025
Loss related to divestiture of discontinued operations (net of taxes)	142,190	-	-
Goodwill and other asset impairment (net of taxes)	6,472	20,483	-
Provision for doubtful accounts	1,026	2,143	2,626
Non-cash interest expense	9,278	3,492	3,378
Debt modification and extinguishment costs	35,415	-	1,772
Change in assets and liabilities:
Income taxes refundable	(45)	933	26,697
Company owned life insurance (cash surrender value less policy loans including repayments)	(10,682)	1,832	(127)
Accounts receivable and inventory	9,176	4,559	(956)
Accounts payable, accrued expenses and other liabilities	3,738	(7,457)	17,321
Retirement plan contributions	(9,097)	(10,549)	(20,000)
Other, net	(3,451)	839	(5,650)
Net cash provided by operating activities	36,389	16,663	85,706
Cash flows from investing activities:
Capital expenditures	(17,886)	(19,053)	(26,482)
Collateral deposit related to letters of credit	(4,830)	-	-
Net proceeds from sales of discontinued operations	135,642	-	-
Other, net	1,800	448	692
Net cash provided (used) by investing activities	114,726	(18,605)	(25,790)
Cash flows from financing activities:
Increase in borrowings	13,000	112,500	134,156
Repayment of borrowings	(377,298)	(118,786)	(476,653)
Increase in related party borrowings	382,500	-	-
Repayment of related party borrowings	(126,963)	-	-
Proceeds from issuance of senior notes	-	-	293,070
Debt issuance costs	(28,868)	-	(12,078)
Other, net	208	(524)	217
Net cash used by financing activities	(137,421)	(6,810)	(61,288)
Net increase (decrease) in cash and cash equivalents	13,694	(8,752)	(1,372)
Cash and cash equivalents at beginning of year	23,108	31,860	33,232
Cash and cash equivalents at end of year	$36,802	$23,108	$31,860

Non-cash financing activities:
Issuance of common stock warrants	$(16,912)	$-	$-

Notes to Consolidated Financial Statements begin on page 36.

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:      Summary of Significant Accounting Policies

Fiscal year
Effective for 2012 and future periods, the Company’s fiscal year ends on December 31.  For years prior to 2012, the Company’s fiscal year ended on the last Sunday in December.  Results for 2012 are for a 53-week plus one day period ended December 31, 2012, while results for 2011 and 2010 are for the 52-week periods ended December 25, 2011, and December 26, 2010, respectively.

Principles of consolidation
The accompanying financial statements include the accounts of Media General, Inc., subsidiaries more than 50% owned, and its Variable Interest Entity (VIE), for which Media General, Inc. is the primary beneficiary (collectively, the Company).  Intercompany balances and transactions have been eliminated.

The Company owns and operates 18 network-affiliated broadcast television stations which are primarily located in the Southeastern United States; each television station has an associated website.  In the third quarter of 2012, the Company streamlined its management structure such that it now has two operating segments each consisting of nine television stations and their associated websites divided on the basis of geographic region.  The Company has determined that these operating segments meet the criteria to be aggregated into one reporting segment.

Use of estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company re-evaluates its estimates on an ongoing basis.  Actual results could differ from those estimates.

Presentation
As explained further below, the Company has adjusted its historical financial statements to present all newspapers, its former Advertising Services businesses, and its Production Services company as discontinued operations for all periods presented.  Accordingly, certain prior-year financial information has been reclassified to conform with the current year’s presentation.

Revenue recognition
The Company’s principal sources of revenue are advertising revenue (which includes the sale of airtime on its television stations and the sale of advertising on its websites) and revenue derived from cable and satellite retransmission of its broadcast programming.

 Advertising revenue is recognized when advertisements are aired or displayed, or when related advertising services are rendered. Agency commissions related to broadcast advertising are recorded as a reduction of revenue.  Retransmission revenues from cable and satellite systems are recognized based on average monthly subscriber counts and contractual rates.

The Company’s advertising revenue (net of agency commissions) and cable and satellite retransmission revenue for 2012, 2011, and 2010 were as follows:

(In thousands)	2012	2011	2010
Advertising revenue (net of agency commissions)	$311,036	$249,646	$276,173
Cable and satellite retransmission revenue	37,662	21,367	19,239

Cash, cash equivalents, and restricted cash
Cash in excess of current operating needs is invested in various short-term instruments carried at cost that approximates fair value.  Those short-term investments having an original maturity of three months or less are classified in the balance sheet as cash equivalents.

The Company’s agents require the Company to post cash as collateral for its letter of credit arrangements.  These restricted cash balances ($4.8 million as of December 31, 2012) are classified in the balance sheet as other current assets or other assets depending on the expected term.

Derivatives
Derivatives are recognized as either assets or liabilities on the balance sheet at fair value.  For derivative instruments that are designated as cash flow hedges, the effective portion of the change in value of the derivative instrument is reported as a component of the Company’s other comprehensive income (loss) and is reclassified into earnings (e.g., interest expense for interest rate swaps) in the same period or periods during which the hedged transaction affects earnings.  For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the Company’s current earnings during the period of change.

Accounts receivable and concentrations of credit risk
The Company provides services to a wide variety of customers located principally in the southeastern United States.  The Company’s trade receivables primarily result from the sale of advertising and have a contractual maturity of less than one year.  The Company routinely assesses the financial strength of significant customers, and this assessment, combined with the size and geographic diversity of its customer base, limits its concentration of risk with respect to trade receivables.  The Company maintains an allowance for doubtful accounts based on both the aging of accounts at period end and specific reserves for certain customers.  Accounts are written off when deemed uncollectible.

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

Intangible and other long-lived assets
Intangible assets consist of goodwill (which is the excess of purchase price over the net identifiable assets of businesses acquired), FCC licenses, network affiliations, and certain advertiser and programming relationships.  Indefinite-lived intangible assets (goodwill and FCC licenses) are not amortized, but finite-lived intangibles (network affiliations and advertiser and programming relationships) are amortized using the straight-line method over periods ranging from one to 25 years.  Internal use software is amortized on a straight-line basis over its estimated useful life, not to exceed five to seven years.

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

FCC broadcast licenses are granted for maximum terms of eight years and are subject to renewal upon application to the FCC.  The licenses remain in effect until action on the renewal applications has been completed.  The Company has filed all of its applications for renewal in a timely manner prior to the applicable expiration dates and expects its applications will be approved when the FCC works through its backlog, as is routine in the industry.    The Company’s CBS network affiliation agreements are due for renewal in a weighted-average period of approximately two years.  The Company’s network affiliation agreement for its single ABC station is due for renewal in one and one-half years.  The Company’s network affiliation agreement with NBC is due for renewal in three years.  The Company currently expects that it will renew these network affiliation agreements prior to their expiration dates.  Costs associated with renewing or extending intangible assets have historically been insignificant and are expensed as incurred.

Income taxes
The Company provides for income taxes using the liability method.  The provision for, or benefit from, income taxes includes deferred taxes resulting from temporary differences in income for financial statement and tax purposes.  Such temporary differences result primarily from differences in the carrying value of assets and liabilities.  Valuation allowances are established when it is estimated that it is “more likely than not” that the deferred tax asset will not be realized.  The evaluation prescribed includes the consideration of all available evidence regarding historical operating results including the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused.  Future taxable income may be considered with the achievement of positive cumulative financial reporting income (generally the current and two preceding years).  Once a valuation allowance is established, it is maintained until a change in factual circumstances gives rise to sufficient income of the appropriate character and timing that will allow a partial or full utilization of the deferred tax asset.  Residual deferred taxes related to comprehensive income (loss) items are removed from comprehensive income (loss) and affect net income (loss) when final settlement of the items occurs.

Comprehensive income (loss)
The Company’s comprehensive income (loss) consists of net income (loss), pension and postretirement related adjustments, and, when applicable, recognition of deferred gains or losses on derivatives designated as hedges.

New accounting pronouncements
In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, which allows companies the option to first assess qualitative factors to determine if it is necessary to perform a quantitative impairment test on indefinite-lived intangible assets other than goodwill. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, however, early adoption is permitted.  See Note 3 for further discussion of the Company’s early adoption of this standard.

The FASB issued ASU 2011-05, Statement of Comprehensive Income, as amended, which requires comprehensive income (loss) to be reported in either a continuous statement of comprehensive income (loss) or two separate, but consecutive, statements.  The guidance does not change the items or the measurement of the items that must be reported in other comprehensive income.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011.  The Company adopted this standard in 2012 and elected to present comprehensive income (loss) in a separate statement.

Note 2: Acquisitions, Dispositions and Discontinued Operations

In the third quarter of 2012, the Company sold all of its newspapers and associated web sites (with the exception of the Tampa group) to World Media Enterprises, Inc. (World Media), a subsidiary of Berkshire Hathaway, for gross proceeds of $141 million including certain working capital adjustments and other specified items.  In the fourth quarter of 2012, the Company completed the sale of its Tampa print properties and associated web sites to Tampa Media Group, Inc., a new company formed by Revolution Capital Group, for gross proceeds of $1.3 million including working capital adjustments and other specified items.  During the second quarter of 2012, the Company also sold DealTaker.com for a nominal amount, shut down its Production Services company which provided broadcast equipment and design services, and discontinued its NetInformer operations.  In January 2013, the Company sold the intellectual property and certain tangible assets of Blockdot for a nominal amount; the Company retained Blockdot’s working capital and an operating lease for office space in Dallas, Texas.  The Company recorded a $142 million after-tax loss related to the divestitures of discontinued operations, in the year ended December 31, 2012.  The total after-tax loss included a loss on the sale of newspapers to World Media of $112 million, a loss on the sale of the Tampa print properties of $24 million, a loss on the sale of DealTaker.com of $3.9 million, and an estimated loss related to Blockdot of $2.5 million.  The Company will continue to provide a few remaining transition services, on a diminishing basis over the first three to six months of 2013, to World Media and Tampa Media Group in the areas of information technology and digital support.

As illustrated in the following chart, the results of these newspapers (as well as their associated web sites), DealTaker.com, Blockdot, NetInformer, and the Company’s Production Services unit have been presented as discontinued operations in the accompanying Consolidated Statements of Operations for the years ended December 31, 2012, December 25,  2011, and December 26, 2010.  Depreciation and amortization on assets related to these properties ceased as of the date in 2012 that each disposal group qualified for held-for-sale treatment.  The accompanying Consolidated Balance Sheets have been adjusted to present assets and liabilities of discontinued operations separately from those of continuing operations.

(In thousands)	2012	2011	2010
Revenues	$173,503	$335,596	$373,317
Costs and expense	183,585	362,501	342,026
Loss before income taxes	(10,082)	(26,905)	31,291
Income tax expense (benefit)	1,188	(1,516)	15,384
Loss from discontinued operations	$(11,270)	$(25,389)	$15,907

In 2011, DealTaker.com failed its annual impairment test, resulting in a non-cash goodwill and other intangible asset impairment charge of $4.2 million net of a tax benefit of $1.8 million.  The Company subsequently performed an interim impairment test on DealTaker.com in the first quarter of 2012 which resulted in an additional non-cash goodwill and other intangible asset impairment charge of $6.5 million net of a tax benefit of $3.6 million.  In the third quarter of 2011, the Company performed an interim impairment test that resulted in a non-cash goodwill impairment charge of $16.2 million net of a tax benefit of $10.4 million related to certain print properties in its former Virginia/Tennessee market.  These impairment charges are included in the loss from discontinued operations (shown above) for the years ended December 25, 2012 and December 25, 2011.

After recording a $2.5 million loss related to the expected divestiture of Blockdot, assets of discontinued operations as of December 31, 2012 were $700 thousand.  At December 25, 2011, the assets of discontinued operations consisted of approximately $48 million of current assets and $284 million of long-lived assets.  Long-lived assets at December 25, 2011, included $198 million of fixed assets, $78 million of allocated goodwill, $3 million of other intangible assets, and $5.1 million of other assets (primarily software).  Liabilities of discontinued operations of approximately $500 thousand and $39 million at December 31, 2012 and December 25, 2011, respectively, consisted primarily of accounts payable and accrued expenses.

Note 3:      Intangible Assets and Impairment

For impairment tests, the Company compares the carrying value of the reporting unit or asset tested to its estimated fair value. The estimated fair value is determined using a combination of the income approach and the market approach.  The income approach utilizes the estimated discounted cash flows expected to be generated by the assets.   The market approach employs comparable company information, and where available, recent transaction information for similar assets. The determination of fair value requires the use of significant judgment and estimates about assumptions that management believes are appropriate in the circumstances although it is reasonably possible that actual performance will differ from these assumptions. These assumptions include those relating to revenue growth, compensation levels, capital expenditures, discount rates and market trading multiples for broadcast assets.

The Company performs its annual impairment test of goodwill on the first day of the fourth quarter each year.  Additionally, it performs interim impairment tests whenever there are indicators of impairment during the year.  There were no goodwill impairment charges attributable to continuing operations for 2012, 2011, or 2010.

The Company performs its annual impairment test of indefinite-lived intangible assets (i.e., FCC licenses) on the first day of the fourth quarter each year. Additionally, it performs interim impairment tests whenever there are indicators of impairment during the year. As noted above, the Company early adopted ASU 2012-02 and applied the guidance when it conducted its annual impairment testing as of the first day of the fourth quarter. As a result, quantitative impairment testing for thirteen of the fifteen stations that have FCC license carrying values was not required. For the two stations that were tested for impairment, the estimated fair values of the FCC licenses exceeded their carrying values.

The Company has recorded pretax cumulative impairment losses related to goodwill approximating $724 million through December 31, 2012.  The following table shows the gross carrying amount and accumulated amortization for intangible assets as of December 31, 2012 and December 25, 2011:

	December 25, 2011		Change	December 31, 2012
	Gross Carry-	Accumulated	Amortization Expense	Gross Carry-	Accumulated
(In thousands)	ing Amount	Amortization		ing Amount	Amortization
Amortizing intangible assets (including network affiliation, advertiser and programming relationships)	$125,088	$95,895	$2,637	$125,088	$98,532

Indefinite-lived intangible assets:
Goodwill	247,149			247,149
FCC licenses	173,698			173,698
Total	$420,847			$420,847

Intangibles amortization expense is projected to be approximately $1.8 million in each of the years 2013 through 2017.  The weighted-average remaining useful life for intangible assets is 16 years.

Note 4:  Taxes on Income

In each of the years presented below, the Company’s tax provision had an unusual relationship to pretax income from continuing operations primarily due to the existence of a full deferred tax valuation allowance and a deferred tax liability that could not be used to offset deferred tax assets (termed a “naked credit”).  A reconciliation of income taxes computed at the federal statutory tax rate to actual income tax expense from continuing operations is as follows:

(In thousands)	2012	2011	2010
Income taxes computed at federal statutory tax rate	$(9,214)	$(12,850)	$(9,976)
Increase (reduction) in income taxes resulting from:
"Naked credit" related to amortization of intangible assets	13,631	14,218	14,641
State income taxes, net of federal income tax benefit	(1,049)	(1,463)	(1,136)
Increase in deferred tax valuation allowance	3,181	13,328	7,891
Change in reserve for uncertain tax positions	-	(25)	(1,667)
Interest rate swap maturity	-	(1,975)	-
Non-deductible debt discount	6,571	-	-
Other	511	985	290
Income tax expense	$13,631	$12,218	$10,043

In 2012, tax expense related to the additional valuation allowances required by the “naked credit” was $13.6 million.  In 2011, tax expense related to the additional valuation allowances required by the “naked credit” was $14.2 million, which was partially offset by a $2 million tax benefit related to the maturity of the interest rate swaps and the attendant tax effect in other comprehensive income (loss).  In 2010, tax expense related to the additional valuation allowances required by the “naked credit” was $14.6 million, which was partially offset by a $2.9 million tax refund related to the Company’s 2009 NOL carryback claim and a $1.7 million tax benefit related to favorable adjustments to the Company’s reserve for uncertain tax positions.

The Company’s net operating loss carryforward (NOL) for tax purposes was approximately $133 million in 2012, bringing the cumulative total to approximately $307 million at December 31, 2012.  These NOLs will be carried forward against future taxable income over a maximum carryforward period of 20 years, as allowed under federal income tax law, and therefore, will expire as follows: $2 million in 2027, $76 million in 2030, $96 million in 2031 and $133 million in 2032.  These NOLs will be available to offset future taxable income, and therefore, the Company does not anticipate paying significant cash income taxes for the foreseeable future.

The Company evaluates the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized.  The Company had a cumulative pretax loss (when considering the current and two preceding years) and, therefore, could not consider expectations of future income to utilize the deferred tax assets including the NOLs described above.  Other sources, such as income available in a carryback period, future reversal of existing temporary differences, or tax planning strategies were taken into consideration; however, a valuation allowance was deemed necessary as of the end of each year presented.  The Company’s deferred tax asset valuation allowance was $200 million as of December 31, 2012 and $117 million as of December 25, 2011.

In the future, the Company will generate additional deferred tax assets and liabilities related to its amortization of acquired intangible assets for tax purposes (e.g., tax amortization was approximately $35 million in 2012 and is expected to be approximately $33.7 million in 2013).  Because these long-lived intangible assets are not amortized for financial reporting purposes, the tax amortization in future years will give rise to a temporary difference, and a tax liability, which will only reverse at the time of ultimate sale or impairment of the underlying intangible assets.  Due to the uncertain timing of this reversal, the temporary difference cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore, the tax liability cannot be used to offset the deferred tax asset related to the NOL carryforward for tax purposes that will be generated by the same amortization.  This “naked credit” gives rise to the need for additional valuation allowance.  The Company anticipates recording an additional deferred tax valuation allowance of approximately $13.1 million, $12.6 million, and $12.6 million in 2013, 2014, and 2015, respectively.  The additional valuation allowance will be recorded as a non-cash charge to income tax expense.

Significant components of income taxes from continuing operations are as follows:

(In thousands)	2012	2011	2010
Federal	$-	$-	$(2,931)
State	-	-	-
Current	-	-	(2,931)
Federal	11,480	10,109	12,331
State	2,151	2,134	2,310
Deferred	13,631	12,243	14,641
Change in reserve for uncertain tax positions	-	(25)	(1,667)
Income tax expense	$13,631	$12,218	$10,043

Temporary differences, which gave rise to significant components of the Company's deferred tax liabilities and assets at December 31, 2012, and December 25, 2011, are as follows:

(In thousands)	2012	2011
Deferred tax liabilities:
Difference between book and tax bases of intangible assets	$61,188	$44,085
Tax over book depreciation	23,783	60,255
Total deferred tax liabilities	84,971	104,340

Deferred tax assets:
Employee benefits	(7,009)	(16,847)
Net operating losses	(125,131)	(76,580)
Other comprehensive income items	(94,663)	(82,125)
Other	(353)	(2,596)
Total deferred tax assets	(227,156)	(178,148)

Net deferred tax assets	(142,185)	(73,808)
Valuation allowance	200,423	116,906
Deferred tax assets included in other current assets	627	2,856
Deferred tax liabilities	$58,865	$45,954

The Company paid no income taxes in 2012 and received net refunds of $.4 million and $29.2 million in 2011 and 2010 respectively.

As of December 31, 2012 and December 25, 2011, the Company had $.2 million and $.1 million of refundable income taxes, respectively, due to pending state income tax refunds.

A reconciliation of the beginning and ending balances of the gross liability for uncertain tax positions is as follows:

(In thousands)	2012	2011	2010
Uncertain tax position liability at the beginning of the year	$1,422	$1,428	$8,146
Additions for tax positions for prior years	-	67	381
Reductions for tax positions for prior years	-	(73)	(1,858)
Decreases due to settlements	-	-	(5,241)
Uncertain tax position liability at the end of the year	$1,422	$1,422	$1,428

The entire balance of the liability for uncertain tax positions would impact the effective rate (net of related asset for uncertain tax positions) if underlying tax positions were sustained or favorably settled.  The Company recognizes interest and penalties accrued related to uncertain tax positions in the provision for income taxes.  As of December 31, 2012, the liability for uncertain tax positions included approximately $.5 million of estimated interest and penalties.

For federal tax purposes, the Company’s tax returns have been audited or closed by statute through 2008 and remain subject to audit for years 2009 and beyond.  The Company has various state income tax examinations ongoing and at varying stages of completion, but generally its state income tax returns have been audited or closed to audit through 2008.

Note 5: Long-Term Debt and Other Financial Instruments

Long-term debt at December 31, 2012, and December 25, 2011, was as follows:

(In thousands)	2012	2011
Term loan:
Face value	$301,537	$363,126
Remaining original issue discount	(32,058)	-
Remaining warrant discount	(12,013)	-
Carrying value	257,466	363,126

Revolving credit facility ($45 million and $66 million remaining availability in 2012 and 2011, respectively)	-	-

Senior notes:
Face value	299,800	300,000
Remaining original issue discount	(4,091)	(5,081)
Carrying value	295,709	294,919

Capital lease liability	12	154

Total carrying value	$553,187	$658,199

On December 31, 2012, the Company had in place a term loan with a face value of $302 million and a revolving credit facility with no outstanding balance and maximum availability of $45 million. Also outstanding were 11.75% senior notes with a face value of $300 million that were issued at a price equal to 97.69% of face value.  The term loan with Berkshire Hathaway matures in May 2020 and bears an interest rate of 10.5%, but could decrease to 9% based on the Company’s leverage ratio, as defined in the agreement.  The Company was in compliance with all provisions of both agreements at December 31, 2012.

In May of 2012, the Company consummated a financing arrangement with BH Finance LLC, an affiliate of Berkshire Hathaway, that provided the Company with a $400 million term loan and a $45 million revolving credit facility.  The funding of the new financing arrangement’s term loan and an initial draw of the revolving credit facility resulted in cash proceeds to the Company of $382.5 million, which were immediately used to fully repay all amounts outstanding under the Company’s existing credit facility, pay fees and expenses related to the financing and to fund working capital requirements.  The term loan was issued at a discount of 11.5% and was secured pari passu with the Company’s existing 11.75% senior secured notes due 2017.   While the new financing arrangement does not contain financial covenants, there are restrictions, in whole or in part, on certain activities including the incurrence of additional debt, repurchase of shares, and the payment of dividends.  The term loan may be voluntarily repaid prior to maturity, in whole or in part, at a price equal to 100% of the principal amount repaid plus accrued and unpaid interest, plus a premium, which starts at 14.5% and steps down over time, as set forth in the agreement.  Other factors, such as the sale of assets may result in a mandatory prepayment or an offer to prepay a portion of the term loan without premium or penalty.  The Company considers the prepayment feature to be an embedded derivative which it bifurcates from the term loan when the fair value is determinable.  The term loan and revolving credit facility will mature in May 2020 and are guaranteed by the Company’s subsidiaries.  The revolving credit facility bears interest at a rate of 10% and is subject to a 2% commitment fee.  As discussed in Note 6, the Company issued common stock warrants to Berkshire Hathaway in conjunction with the financing.

Long-term debt maturities during the five years subsequent to December 31, 2012 aggregate $299.8 million, and represent the senior notes which mature in February 2017.  The Company will consider refinancing the senior notes in February 2014 when the notes become redeemable at a price of 105.875% of the outstanding principal.

The previous bank credit facility had an interest rate of LIBOR (with a 1.5% floor) plus a margin of 7% and commitment fees of 2.5%.  In addition to this cash interest, the Company accrued payment-in-kind (PIK) interest of 1.5%.  PIK interest increased the bank term loan by nearly $1 million between March and May 2012 and was paid in cash upon repayment of the entire facility.

Following the sale of its newspapers to World Media, the Company used the net proceeds to repay $98 million of the term loan at par and the $18.5 million balance of its then existing revolver.  The early repayment of debt resulted in debt modification and extinguishment costs of $17.3 million in the third quarter of 2012 due to the accelerated recognition of a pro rata portion of discounts and deferred issuance costs.  In the second quarter of 2012, in conjunction with the secured financing with Berkshire Hathaway and the repayment of the previous credit facility the Company recorded debt modification and extinguishment costs of $7.7 million, primarily due to the write-off of unamortized fees related to the former credit agreement.  In addition, the Company capitalized $11.5 million of advisory and legal fees related to the new financing; these fees will be amortized as interest expense over the term of the financing arrangement.  In March of 2012, the Company amended its previous bank credit agreement which resulted in $10.4 million of expense for debt modification and extinguishment costs including certain advisory, arrangement, and legal fees related to that refinancing.

The Company revised its financing structure in the first quarter of 2010 by simultaneously amending and extending its bank term loan facility and issuing senior notes.  The Company recorded debt modification and extinguishment costs of $5.5 million in conjunction with that refinancing.

In 2006, the Company entered into several interest rate swaps as part of an overall strategy to manage interest cost and risk associated with variable interest rates, primarily short-term changes in LIBOR.  These interest rate swaps were cash flow hedges with original notional amounts totaling $300 million; swaps with notional amounts of $100 million matured in 2009 and the remaining swaps with notional amounts of $200 million matured in the third quarter of 2011.  The interest rate swaps were carried at fair value based on the present value of the estimated cash flows the Company would have received or paid to terminate the swaps; the Company applied a discount rate that was predicated on quoted LIBOR prices and current market spreads for unsecured borrowings.  In 2011 and 2010, $7.3 million and $10.7 million, respectively, were reclassified from other comprehensive income (loss) into interest expense on the Consolidated Statement of Operations as the effective portion of the interest rate swaps.  The pretax net change in comprehensive income (loss) for 2011 and 2010 was $6.9 million and $7.5 million, respectively.

The following table includes information about the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2012 and December 25, 2011:

	December 31, 2012		December 25, 2011
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets:
Investments Trading	$198	$198	$205	$205
Liabilities:
Long-term debt:
Revolving credit facility ($45 million available at 12/31/2012)	-	-	-	-
Term loan	257,466	343,746	363,126	340,639
11.75% senior notes	295,709	346,269	294,919	285,000

Trading securities held by the Supplemental 401(k) Plan are carried at fair value and are determined by reference to quoted market prices.  At December 31, 2012 and December 25, 2011, the fair value of the term loan was determined using a discounted cash flow analysis and an estimate of the current borrowing rate.  The fair value of the 11.75% senior notes was valued by reference to the most recent trade prior to the end of the applicable period.  Under the fair value hierarchy, the Company’s trading securities fall under Level 1 (quoted prices in active markets), its senior notes and it term loan that existed at December 25,  2011, fall under Level 2 (other observable inputs).  Its term loan at December 31, 2012, falls under Level 3 (unobservable inputs).

Note 6:      Common Stock and Stock Options

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

Concurrent with the funding of the financing arrangement described in Note 5 and pursuant to a Warrant Agreement entered into at the same time, the Company issued warrants to Berkshire Hathaway to purchase 4.6 million shares of Class A common stock, which represented approximately 19.9% of the number of then outstanding shares of the Company’s common stock.  On September 24, 2012, Berkshire Hathaway exercised all of the warrants to purchase 4,646,220 shares of Class A common stock, par value $5.00 per share, for an aggregate purchase price of $46,462.20, or $0.01 per share.  The shares issued upon exercise of the warrants have not been registered under the Securities Act of 1933 as amended.  However, Berkshire Hathaway can request registration at any time pursuant to a Registration Rights Agreement.

The Company’s Long-Term Incentive Plan (LTIP) is administered by the Compensation Committee and permits the grant of stock-based awards to key employees in the form of nonqualified stock options (Non-Qualified Stock Option Plan) and non-vested shares (Performance Accelerated Restricted Stock Plan (PARS)). At December 31, 2012, a combined 1,313,226 shares remained available for grants of PARS (up to 298,585 shares) and stock options under the LTIP.  Grant prices of stock options are equal to the fair market value of the underlying stock on the date of grant.  Options are exercisable during the continued employment of the optionee but not for a period greater than ten years and not for a period greater than one year after termination of employment; they generally become exercisable at the rate of one-third each year from the date of grant.  For awards granted prior to 2006, the optionee may exercise any option in full in the event of death or disability or upon retirement after at least ten years of service with the Company and after attaining age 55.  For awards granted in 2006 and thereafter, the optionee must be 63 years of age, with ten years of service, and must be an employee on December 31 of the year of grant in order to be eligible to exercise an award upon retirement.  The Company has options for approximately 18,000 shares outstanding under former plans with slightly different exercise terms.

The Company valued stock options granted in 2012 using a Black-Scholes valuation method and valued stock options granted in 2011 and 2010 using a binomial lattice valuation method.  The volatility factor in all periods was estimated based on the Company’s historical volatility over the contractual term of the options.  The Company also used historical data to derive the option’s expected life.  The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the date of grant.  The dividend yield was predicated on the average expected dividend payment over the expected life of the option and the stock price on the grant date.  The key assumptions used to value stock options granted in 2012, 2011, and 2010 and the resulting grant date fair values are summarized below:

	2012	2011	2010
Risk-free interest rate	1.30%	2.70%	3.10%
Dividend yield	2.10%	2.30%	1.60%
Volatility factor	66.00%	67.00%	65.00%
Expected life (years)	6.50	6.50	6.60
Exercise price	$4.98	$5.20	$8.90
Grant date fair value	$2.67	$2.58	$4.61

The following is a summary of option activity for the year ended December 31, 2012:

(In thousands, except per share amounts)	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)*	Aggregate Intrinsic Value
Outstanding - beginning of year	2,602	$27.09
Granted	461	4.98
Exercised	(87)	2.16
Forfeited or expired	(877)	26.77
Outstanding - end of year	2,099	$23.40	5.5	$580

Outstanding - end of year less estimated forfeitures	2,059	$23.71	5.4	$580

Exercisable - end of year	1,724	$27.27	4.8	$580

*
Excludes 400 options which are exercisable during the lifetime of the optionee and 17,400 options which are exercisable during the continued employment of the optionee and for a three-year period thereafter.

The Company recognized non-cash compensation expense related to stock options in 2012, 2011, and 2010 as summarized below.  Due to the valuation allowance on deferred tax assets, the Company does not currently expect to realize a tax benefit for these stock options. As of December 31, 2012, there was $.6 million of total unrecognized compensation cost related to stock options expected to be recognized over a weighted-average period of approximately 1.7 years.

(In thousands)	2012	2011	2010
Pretax compensation cost (related to stock options)	$834	$998	$1,614
After-tax compensation cost (related to stock options)	531	636	1,028

Certain executives are eligible for PARS, which vest over a ten-year period.  If certain earnings targets are achieved (as defined in the plan), vesting may accelerate to either a three, five or seven year period.  The recipient of PARS must remain employed by the Company during the vesting period.  However, in the event of death, disability, or retirement after age 63, a pro-rata portion of the recipient’s PARS becomes vested. PARS are awarded at the fair value of Class A shares on the date of the grant.  All restrictions on PARS granted prior to 2003 have been released. The following is a summary of PARS activity for the year ended December 31, 2012:

(In thousands, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value
Nonvested balance - beginning of year	508	$27.94
Granted	254	$4.98
Restrictions released	(194)	$38.05
Forfeited	(354)	$15.45
Nonvested balance - end of year	214	$12.15

As of the end of 2012, there was $1.2 million of total unrecognized compensation cost related to PARS under the LTIP; that cost is expected to be recognized over a weighted-average period of approximately 5.6 years.  In 2012, the Company recognized a benefit of $.1 million ($.1 million after-tax) due to the volume of forfeitures that were not previously anticipated.  The amount recorded as expense in 2011 and 2010 was $1.2 million ($.8 million after-tax), and $1.6 million ($1.0 million after-tax), respectively.  Due to the valuation allowance on deferred tax assets, the Company does not currently expect to realize a tax benefit for these PARS awards.

The Company has maintained a Supplemental 401(k) Plan (the Plan) for many years which allows certain employees to defer salary and obtain Company match where federal regulations would otherwise limit those amounts. The Company is the primary beneficiary of this Variable Interest Entity (VIE) that holds the Plan’s investments and consolidates the Plan accordingly.  Participants receive cash payments upon termination of employment, and participants age 55 and above can choose from a range of investment options including the Company’s Class A common stock.  The Plan’s liability to participants ($.8 million at December 31, 2012 and December 25, 2011) is adjusted to its fair value each reporting period.  The Plan’s investments ($.2 million at December 31, 2012 and December 25, 2011) other than its Class A common stock, are considered trading securities, reported as assets, and are adjusted to fair value each reporting period.  Investments in the Class A common stock fund are measured at historical cost and are recorded as a reduction of additional paid-in capital. Consequently, fluctuations in the Company’s stock price will have an impact on the Company’s net income when the liability is adjusted to fair value and the common stock remains at historical cost.  The Company recognized negligible expense in 2012, and benefits of $.1 million ($.1 million after-tax) and $.2 million ($.1 million after-tax) in 2011 and 2010, respectively, due to the fluctuations in the Company’s stock price.  The Company suspended its 5% match on the Plan effective April 1, 2009; however, effective January 1, 2011, the Company reinstated the match up to a maximum of 2% of an eligible and participating employee’s salary.

Each member of the Board of Directors that is neither an employee nor a former employee of the Company (an Outside Director) participates in the Directors’ Deferred Compensation Plan.  The plan provides that each Outside Director shall receive half of his or her annual compensation for services to the Board in the form of Deferred Stock Units (DSU); each Outside Director additionally may elect to receive the balance of his or her compensation in either cash, DSU, or a split between cash and DSU.  Other than dividend credits (when dividends are declared), deferred stock units do not entitle Outside Directors to any rights due to a holder of common stock.  DSU account balances may be settled after the Outside Director's retirement date by a cash lump-sum payment, a single distribution of common stock, or annual installments of either cash or common stock over a period of up to ten years.  The Company records expense annually based on the amount of compensation paid to each director as well as recording an adjustment for changes in fair value of DSU.  The Company recognized an expense of $.6 million ($.4 million after-tax) in 2012, an expense of $.1 million ($.1 million after-tax) in 2011, and a benefit of $.2 million ($.1 million after-tax) in 2010, under the plan due primarily to the fluctuations in the fair value of DSU.

Because both the Supplemental 401(k) Plan and the Director’s Deferred Compensation Plan were designed to align the interest of participants with those of shareholders, fluctuations in stock price have an effect on the expense recognized by the Company.  Each $1 change in the Company’s stock price as of December 31, 2012 would have adjusted the Company’s pretax income by approximately $.7 million.

Note 7:  Retirement Plans

The Company has a funded, qualified non-contributory defined benefit retirement plan which covers substantially all employees hired before 2007, and non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage available to certain executives. The Company also has a retiree medical savings account which reimburses eligible employees who retire from the Company for certain medical expenses.  In addition, the Company has an unfunded plan that provides certain health and life insurance benefits to retired employees who were hired prior to 1992.  The previously mentioned plans are collectively referred to as the “Plans.”  The measurement date for the Plans is the Company’s fiscal year end.  The pension plans are effectively frozen.

The Company retained the pension assets and liabilities and postretirement obligations related to employees of the businesses that were sold in 2012.  Pursuant to the respective asset purchase agreements, employees of the newspapers sold to World Media and Tampa Media Group continued employment with Media General and were leased to the respective buyers until December 2012, at which time all of these individuals ceased employment with Media General.  Upon leaving Media General, many employees forfeited future benefits under the postretirement plans which resulted in a curtailment gain of $2.8 million and lowered the liability by approximately $7.2 million due to the remeasurement.

Effective March 1, 2013, the Company will outsource postretirement medical coverage for substantially all Medicare eligible participants to a third party and provide participants a flat dollar benefit to use toward purchasing their own coverage.  This plan amendment resulted in a reduction in the postretirement benefit obligation of $3.5 million.  Due to these changes, the Company will no longer be eligible to receive a Medicare subsidy from the federal government.

The Company’s unfunded pension obligation increased by $35 million in 2012 due to primarily to a 105 basis point decrease in the discount rate offset by appreciation on plan assets of $35 million.

Benefit Obligations

The following table provides a reconciliation of the changes in the Plans’ benefit obligations for the years ended December 31, 2012, and December 25, 2011:

	Pension Benefits		Other Benefits
(In thousands)	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$454,904	$412,135	$39,599	$42,160
Service cost	-	-	101	226
Interest cost	21,162	22,426	1,547	1,910
Participant contributions	-	-	1,462	1,450
Plan amendments	-	-	(3,518)	-
Actuarial loss (gain)	60,494	41,803	(812)	(2,155)
Benefit payments, net of subsidy	(23,658)	(21,460)	(3,758)	(3,992)
Curtailments	-	-	(7,183)	-
Benefit obligation at end of year	$512,902	$454,904	$27,438	$39,599

The accumulated benefit obligation at the end of 2012 and 2011 was $513 million and $455 million, respectively.  The Company’s policy is to fund benefits under the supplemental executive retirement, ERISA Excess, and all postretirement benefits plans as claims and premiums are paid.  As of December 31, 2012 and December 25, 2011, the benefit obligation related to the supplemental executive retirement and ERISA Excess plans included in the preceding table was approximately $54 million and $49 million, respectively.  The Plans’ benefit obligations were determined using the following assumptions:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Discount rate	3.75%	4.80%	3.40%	4.50%
Compensation increase rate	-	-	3.00	3.00

A 7.7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2012 (8.0% for 2011).  This rate was assumed to decrease gradually each year to a rate of 4.5% in 2027 and remain at that level thereafter.  These rates have an effect on the amounts reported for the Company’s postretirement obligations.  A one-percentage point increase or decrease in the assumed health care trend rates would change the Company’s accumulated postretirement benefit obligation approximately $250 thousand, and the Company’s net periodic cost by approximately $15 thousand.

Plan Assets

The following table provides a reconciliation of the changes in the fair value of the Plans’ assets for the years ended December 31, 2012 and December 25, 2011:

	Pension Benefits		Other Benefits
(In thousands)	2012	2011	2012	2011
Change in plan assets:
Fair value of plan assets at beginning of year	$273,549	$286,208	$-	$-
Actual return on plan assets	35,213	(4,076)		-
Employer contributions	11,930	12,877	2,591	2,915
Participant contributions	-	-	1,462	1,450
Benefit payments	(23,658)	(21,460)	(4,053)	(4,365)
Fair value of plan assets at end of year	$297,034	$273,549	$-	$-

Under the fair value hierarchy, the Company’s retirement plan assets fall under Level 1 (quoted prices in active markets) and Level 2 (other observable inputs).  The following table provides the fair value by each major category of plan assets at December 31, 2012 and December 25, 2011:

	2012		2011
	Level 1	Level 2	Level 1	Level 2
U.S. Small/Mid Cap Equity	$29,600	$-	$27,919	$-
U.S. Large Cap Equity	42,456	69,810	38,208	63,108
International/Global Equity	12,993	44,920	11,902	39,403
Fixed Income	69,018	23,567	65,507	23,391

The asset allocation for the Company’s funded retirement plan at the end of 2012 and 2011, and the asset allocation range for 2013, by asset category, are as follows:

	Asset allocation Range			Percentage of Plan Assets at Year End
Asset Category	2013			2012	2011
Equity securities	60%	-	75%	67%	66%
Fixed income securities/cash	25%	-	45%	33%	34%
Total				100%	100%

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

The plan’s investment policy is reviewed frequently and distributed to the investment managers.  Periodically, the Company evaluates each investment manager to determine if that manager has performed satisfactorily when compared to the defined objectives, similarly invested portfolios, and specific market indices.  The policy contains general guidelines for prohibited transactions such as:
•	borrowing of money
•	purchase of securities on margin
•	short sales
•	pledging any securities except loans of securities that are fully-collateralized
•	purchase or sale of futures or options for speculation or leverage

Restricted transactions include:
•	purchase or sale of commodities, commodity contracts, or illiquid interests in real estate or mortgages
•	purchase of illiquid securities such as private placements
•	use of various futures and options for hedging or for taking limited risks with a portion of the portfolio’s assets

Funded Status

The following table provides a statement of the funded status of the Plans at December 31, 2012 and December 25, 2011:

	Pension Benefits		Other Benefits
(In thousands)	2012	2011	2012	2011
Amounts recorded in the balance sheet:
Current liabilities	$(3,464)	$(2,931)	$(2,090)	$(3,276)
Noncurrent liabilities	(212,404)	(178,424)	(25,348)	(36,323)
Net amount recognized	$(215,868)	$(181,355)	$(27,438)	$(39,599)

The following table provides a reconciliation of the Company’s accumulated other comprehensive loss related to pension and other benefits prior to any deferred tax effects:

	Pension Benefits	Other Benefits
(In thousands)	Net Actuarial Loss	Net Actuarial Gain	Prior Service (Credit) Cost	Total
December 25, 2011	$228,727	$(10,902)	$8,385	$(2,517)
Current year change	43,340	374	(9,174)	(8,800)
December 31, 2012	$272,067	$(10,528)	$(789)	$(11,317)

The Company anticipates recognizing $7.6 million of actuarial loss and $91 thousand of prior service cost, both of which are currently in accumulated other comprehensive loss, as a component of its net periodic cost in 2013.  The Company currently anticipates making contributions of $4.5 million to its retirement plan in 2013, which is based on current estimates of ERISA minimums.  This contribution amount was assumed for purposes of these disclosures.

Expected Cash Flows

The following table includes amounts that are expected to be contributed to the Plans by the Company.  It additionally reflects benefit payments that are made from the Plans’ assets as well as those made directly from the Company’s assets, and it includes the participants’ share of the costs, which is funded by participant contributions.  The amounts in the table are actuarially determined and reflect the Company’s best estimate given its current knowledge including the impact of recent pension funding relief legislation; actual amounts could be materially different.

(In thousands)	Pension Benefits	Other Benefits
Employer Contributions
2013 (expectation) to participant benefits	$7,949	$2,090
Expected Benefit Payments / Receipts
2013	25,306	2,090
2014	25,589	2,109
2015	26,062	2,061
2016	26,555	2,103
2017	27,213	2,038
2018-2022	142,565	9,605

Net Periodic Cost

The following table provides the components of net periodic benefit cost for the Plans for fiscal years 2012, 2011, and 2010:

	Pension Benefits			Other Benefits
(In thousands)	2012	2011	2010	2012	2011	2010

Service cost	$-	$-	$38	$101	$226	$202
Interest cost	21,162	22,426	22,910	1,547	1,910	2,319
Expected return on plan assets	(23,703)	(23,996)	(23,820)	-	-	-
Amortization of prior-service (credit) cost	-	-	-	1,259	1,721	1,721
Amortization of net loss (gain)	5,647	3,794	2,671	(1,186)	(1,026)	(691)
Curtailment gain	-	-	-	(2,785)	-	-
Net periodic benefit cost	$3,106	$2,224	$1,799	$(1,064)	$2,831	$3,551

The net periodic costs for the Company’s pension and other benefit plans were determined using the following assumptions:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Discount rate	4.80%	5.60%	4.50%	5.20%
Expected return on plan assets	8.00	8.00	-	-
Compensation increase rate	-	-	3.00	3.50

The reasonableness of the expected return on the funded retirement plan assets was determined by three separate analyses: 1) review of 10 and 20 years of historical data of portfolios with similar asset allocation characteristics done by a third party, 2) review of the Company’s actual portfolio performance over the past three years, and 3) projected portfolio performance for 20 and 30 years, assuming the plan’s asset allocation range, performed by a third party.  Net periodic costs for 2013 will use a discount rate of 3.75% and an expected rate of return on plan assets of 8%.

The Company also sponsors a 401(k) plan covering substantially all employees.  The Company suspended its 401(k) employer match on April 1, 2009.  Effective January 1, 2011, the Company reinstated its match to 100% of participant pretax contributions up to a maximum of 2% of the employee’s salary.  Eligible account balances may be rolled over from a prior employer’s qualified plan.  Contributions charged to expense under the plan were $2.1 million and $2.6 million in 2012 and 2011, respectively.  There were no contributions made to the plan in 2010.  Because of the substantial reduction in the number of employees, the Company expects contributions charged to expense to reduce to approximately $1.2 million in 2013.

Note 8: Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations as presented in the Consolidated Statements of Operations.  There were approximately 1.6 million share equivalents (representing the weighted-average of common stock warrants issued to Berkshire Hathaway prior to their exercise) that were not included in the computation of diluted EPS in 2012 because to do so would have been anti-dilutive.  There were approximately 9,000 share equivalents and 93,000 share equivalents (representing the weighted-average of outstanding stock options) that were not included in the computation of diluted EPS in 2011 and 2010, respectively, because to do so would have been anti-dilutive.

(In thousands, except per share amounts)	2012	2011	2010

Numerator for basic and diluted earnings per share:
Loss from continuing operations available to common stockholders	$(39,957)	$(48,933)	$(38,545)

Denominator for basic and diluted earnings per share:
Weighted average shares outstanding	23,744	22,478	22,341

Loss from continuing operations per common share (basic and diluted)	$(1.68)	$(2.18)	$(1.72)

Note 9: Commitments, Contingencies and Other

Broadcast film rights

Over the next six years, the Company is committed to purchase approximately $13.4 million of program rights that are not currently available for broadcast, including programs not yet produced.  If such programs are not produced, the Company's commitment would expire without obligation.

Network affiliation agreements

Late in 2012, the Company executed a new network affiliation agreement with NBCUniversal Media, LLC (NBC).  The terms of the agreement are retroactive to January 1, 2012 and expire on December 31, 2015.  Under the agreement, NBC provides programming in the given markets consistent with current practices and subject to certain local preemptions in addition to those mandated by FCC rules and regulations.  The Company is required to make certain cash payments to NBC for inventory management, NBC News Channel, distribution, Olympics and NFL programming, consistent with the past agreements.  In addition, the agreement requires the Company’s NBC affiliates to pay a variable fee, quarterly, which is dependent on each station’s cable and satellite monthly retransmission revenue.

As indicated above, the terms of the agreement, including the referenced quarterly fee, are retroactive to January 1, 2012.  The Company accrued for this fee in 2012 and will pay NBC approximately $11 million for the new fee in early 2013.  The amounts payable in future years will be dependent on future subscriber counts and the amount of retransmission revenues received by the Company.

The Company’s network affiliation agreement with ABC expires in June 2014 and its network affiliation agreements with CBS begin to expire in December 2014.  The Company anticipates that it will be required to pay commercially reasonable fees to ABC and CBS once it renews the respective affiliation agreements.

Lease obligations

The Company rents certain facilities and equipment under operating leases.  These leases extend for varying periods of time ranging from one year to more than fifteen years and in many cases contain renewal options.  Total rental expense for continuing operations amounted to $2.6 million in both 2012 and 2011 and $2.2 million in 2010.  Minimum rental commitments for continuing operations under operating leases with noncancelable terms in excess of one year are as follows: 2013 – $2.3 million; 2014 – $1.7 million; 2015 – $1.3 million; 2016 – $1.3 million; 2017 – $1.3 million; subsequent years – $6.8 million.

Barter transactions

The Company engages in barter transactions primarily for its television air time and recognized revenues and expenses of $10.1 million, $9.8 million, and $9.5 million in 2012, 2011 and 2010, respectively.

Interest

In 2012, 2011 and 2010, the Company's interest expense related to continuing operations was $78 million, $64.4 million (net of $.5 million capitalized), and $65.6 million.  Interest paid during 2012, 2011 and 2010, net of amounts capitalized, was $69.3 million, $61.5 million, and $53.6 million, respectively.

Other current assets

Other current assets included program rights of $7.6 million and $7.4 million at December 31, 2012 and December 25, 2011, respectively.

Other assets

Other assets included assets held for sale of $3.7 million and $4.3 million at December 31, 2012 and December 25, 2011, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(In thousands)	2012	2011
Payroll and employee benefits	$23,791	$19,578
Interest	13,221	14,199
Interest - related party	90	-
Program rights	7,518	6,978
Accrued NBC network fees	11,207	-
Other	8,535	5,717
Total	$64,362	$46,472

Exit and disposal costs

The Company accrues severance expense when payment of benefits is both probable and the amount is reasonably estimable.  The Company recorded severance expense from continuing operations of $3.5 million, $.7 million, and $1.0 million for 2012, 2011, and 2010 respectively.  The Company records severance expense related to corporate terminations in the “Corporate expense and other” line item on the Consolidated Statements of Operations.  Severance costs related to television stations are reflected in either the “Station production expense” or the “Station selling, general and administrative expense” line items depending on the type of position eliminated.  The majority of the severance expense incurred in 2012 was due to a corporate reduction-in-force of 75 positions that was announced in July and was recorded in the “Corporate expense and other” line on the Consolidated Statements of Operations.   Workforce reductions in 2011 and 2010 were in response to economic weakness and the Company’s continuing efforts to align its costs with available revenues.  Accrued severance costs related to continuing operations are included in the “Accrued expenses and other liabilities” line item on the Consolidated Balance Sheet.  The Company began 2011 with approximately $250 thousand in accrued severance.  It expensed nearly $750 thousand and paid out a little over $800 thousand to leave about $200 thousand at the end of 2011.  Following $3.5 million in new accruals and $3.2 million of payments, the liability for severance was $500 thousand as of December 31, 2012.

As a result of the corporate restructuring described above, the Company has vacated one of its two remaining headquarters buildings in Richmond, Virginia.  In 2012, the Company wrote down the carrying value of this building to its estimated fair value of $2.9 million which resulted in a loss of $2 million recorded in the “(Gain) loss related to fixed assets, net” line on the Consolidated Statement of Operations.  The Company considered relevant market data to estimate the fair value of the building, representing Level 2 under the fair value hierarchy.

Postemployment and disability benefits

The Company provides continued salary, medical, and life insurance benefits to eligible employees who have become disabled and COBRA benefits for certain terminated employees.  Under plan amendments that were executed in 2012, the Company will outsource medical coverage for substantially all Medicare eligible participants to a third party effective March 1, 2013 and provide participants a flat dollar benefit to use toward purchasing their own coverage.  Due primarily to these plan amendments, the Company recorded a reduction in its liability of approximately $5 million in 2012 in the “Corporate expense and other” line on the Consolidated Statement of Operations.  As a result of these changes, the Company will no longer be eligible to receive a Medicare subsidy from the federal government.

Note 10: Related Party

Berkshire Hathaway and its wholly owned subsidiary, World Media, are now considered related parties.  As described in Notes 2, 5, and 6, the Company consummated new financing arrangements, granted warrants that were exercised, sold most its newspaper assets, and engaged in a series of transition services.  At the time of the original agreements for the financing arrangements (including the warrant agreement) and the sale of the newspaper assets, the Company and Berkshire Hathaway were not then related parties.  The consummation of, along with the exercise of rights under, those agreements created the related party status.

As of December 31, 2012, Berkshire Hathaway owned approximately 17% of the Class A shares of the Company and had recommended to the Company an individual to serve as a Director in accordance with the Shareholder Agreement.  It was also the counterparty to the Company’s term loan and revolving line of credit.  Following the sale of the Company’s newspaper assets, the Company and World Media engaged in a series of transition services to effectuate the transfer in a smooth and orderly fashion.  The single largest arrangement was that from the time of close in late June until late December, the Company leased employees to World Media at cost including employee benefits.  In late December, these leased employees became employees of World Media.  World Media has fully indemnified the Company for all issues that arose during the lease period.  In addition, the Company provided World Media services and support in the areas of information technology, human resources, accounting, and digital for fees that were designed to approximate the Company’s cost.  Payments received from World Media for both the leasing of employees and transition services totaled approximately $52 million.  World Media provided services and support to the Company in the areas of information technology, newspaper systems, billing, and remittance processing for fees that were designed to approximate World Media’s cost.  Payments for these amounts totaled $406 thousand.  In addition, the Company passed along approximately $4 million in credit card payments and $617 thousand of other payments to World Media received subsequent to June 25th.

As of December 31, 2012, the Company had a payable to World Media of $83 thousand included in the line item “Accrued expenses and other liabilities” and a receivable of $1.5 million included in the line item “Other” current assets on the Consolidated Balance Sheet.

Note 11: Guarantor Financial Information

The Company’s subsidiaries guarantee the debt securities of the parent company. The Company’s subsidiaries are 100% owned except for the VIE described in Note 6; all subsidiaries except those in the non-guarantor column (which is the VIE) currently guarantee the debt securities. These guarantees are full and unconditional and on a joint and several basis. The following financial information presents condensed consolidating balance sheets, statements of operations, and statements of cash flows for the parent company, the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries, together with certain eliminations.

Media General, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2012
(In thousands)

	Media General	Guarantor	Non-Guarantor		Media General
	Corporate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$36,414	$388	$-	$-	$36,802
Accounts receivable - net	-	58,486	-	-	58,486
Other	6,562	11,931	-	-	18,493
Assets of discontinued operations	-	670	-	-	670
Total current assets	42,976	71,475	-	-	114,451

Investment in and advances to subsidiaries	14,281	1,346,705	-	(1,360,986)	-
Intercompany note receivable	564,681	-	-	(564,681)	-
Other assets	38,469	6,795	198	-	45,462
Property, plant and equipment - net	19,647	146,458	-	-	166,105
FCC licenses and other intangibles - net	-	200,254	-	-	200,254
Excess of cost over fair value of net identifiable assets of acquired businesses	-	247,149	-	-	247,149
TOTAL ASSETS	$680,054	$2,018,836	$198	$(1,925,667)	$773,421

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,488	$4,181	$-	$-	$11,669
Accrued expenses and other liabilities	36,155	28,207	-	-	64,362
Liabilities of discontinued operations	-	467	-	-	467
Total current liabilities	43,643	32,855	-	-	76,498

Long-term debt	295,714	7	-	-	295,721
Long-term debt - related party	257,466	-	-	-	257,466
Intercompany loan	-	564,681	-	(564,681)	-
Retirement, postretirement and postemployment plans	242,309	-	-	-	242,309
Deferred income taxes	-	58,865	-	-	58,865
Other liabilities and deferred credits	15,567	2,442	777	-	18,786

Stockholders' equity (deficit):
Common stock	138,819	2,801	-	(2,801)	138,819
Additional paid-in capital	24,603	1,733,641	(1,977)	(1,733,243)	23,024
Accumulated other comprehensive loss	(219,656)	-	-	-	(219,656)
Retained earnings (accumulated deficit)	(118,411)	(376,456)	1,398	375,058	(118,411)
Total stockholders' equity (deficit)	(174,645)	1,359,986	(579)	(1,360,986)	(176,224)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$680,054	$2,018,836	$198	$(1,925,667)	$773,421

Media General, Inc.
Condensed Consolidating Balance Sheet
As of December 25, 2011
(In thousands)

	Media General	Guarantor	Non-Guarantor		Media General
	Corporate	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21,674	$1,434	$-	$-	$23,108
Accounts receivable - net	-	58,587	-	-	58,587
Other	3,698	13,726	-	-	17,424
Assets of discontinued operations	-	331,784	-	-	331,784
Total current assets	25,372	405,531	-	-	430,903

Investment in and advances to subsidiaries	233,450	1,985,266	-	(2,218,716)	-
Intercompany note receivable	677,469	-	-	(677,469)	-
Other assets	19,694	8,378	205	-	28,277
Property, plant and equipment - net	25,813	151,008	-	-	176,821
FCC licenses and other intangibles - net	-	202,891	-	-	202,891
Excess of cost over fair value of net identifiable assets of acquired businesses	-	247,149	-	-	247,149
TOTAL ASSETS	$981,798	$3,000,223	$205	$(2,896,185)	$1,086,041

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,390	$5,143	$-	$(6)	$16,527
Accrued expenses and other liabilities	33,430	13,042	-	-	46,472
Liabilities of discontinued operations	-	38,716	-	-	38,716
Total current liabilities	44,820	56,901	-	(6)	101,715

Long-term debt	658,199	-	-	-	658,199
Intercompany loan	-	677,469	-	(677,469)	-
Retirement, postretirement and postemployment plans	223,132	-	-	-	223,132
Deferred income taxes	-	45,954	-	-	45,954
Other liabilities and deferred credits	19,403	2,890	795	-	23,088

Stockholders' equity (deficit):
Common stock	115,487	4,872	-	(4,872)	115,487
Additional paid-in capital	31,002	2,435,790	(1,994)	(2,436,087)	28,711
Accumulated other comprehensive loss	(185,116)	-	-	-	(185,116)
Retained earnings (accumulated deficit)	74,871	(223,653)	1,404	222,249	74,871
Total stockholders' equity (deficit)	36,244	2,217,009	(590)	(2,218,710)	33,953

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$981,798	$3,000,223	$205	$(2,896,185)	$1,086,041

Media General, Inc.
Condensed Consolidating Statements of Operations and Comprehensive Loss
Fiscal Year Ended December 31, 2012
(In thousands)

	Media General	Guarantor	Non-Guarantor		Media General
	Corporate	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Station revenue (less agency commissions)	$28,662	$359,880	$-	$(28,820)	$359,722

Operating costs:
Station production expenses	-	126,118	-	(122)	125,996
Station, selling, general, and administrative expenses	-	116,942	-	(28,707)	88,235
Corporate and other expenses	29,828	1,871	6	-	31,705
Depreciation and software amortization	2,547	19,875	-	-	22,422
Amortization of intangible assets	-	2,637	-	-	2,637
Loss (gain) related to fixed assets, net	1,374	688	-	-	2,062
Total operating costs	33,749	268,131	6	(28,829)	273,057

Operating income (loss)	(5,087)	91,749	(6)	9	86,665

Other income (expense):
Interest expense	(51,501)	(65)	-	-	(51,566)
Interest expense - related party	(26,468)	-	-	-	(26,468)
Debt modification and extinguishment costs	(35,415)	-	-	-	(35,415)
Intercompany interest income (expense)	77,348	(77,348)	-	-	-
Investment income (loss) - consolidated affiliates	(152,809)	-	-	152,809	-
Other, net	515	(57)	-	-	458
Total other income (expense)	(188,330)	(77,470)	-	152,809	(112,991)

Income (loss) from continuing operations before
income taxes	(193,417)	14,279	(6)	152,818	(26,326)

Income tax expense	-	13,631	-	-	13,631

Income (loss) from continuing operations	(193,417)	648	(6)	152,818	(39,957)
Discontinued operations (net of tax):
Loss from discontinued operations	-	(11,261)	-	(9)	(11,270)
Loss related to divesture of discontinued operations	-	(142,190)	-	-	(142,190)

Net income (loss)	$(193,417)	$(152,803)	$(6)	$152,809	$(193,417)

Other comprehensive loss (net of tax)	(34,540)	-	-	-	(34,540)

Comprehensive income (loss)	$(227,957)	$(152,803)	$(6)	$152,809	$(227,957)

Media General, Inc.
Condensed Consolidating Statements of Operations and Comprehensive Loss
Fiscal Year Ended December 25, 2011
(In thousands)

	Media General	Guarantor	Non-Guarantor		Media General
	Corporate	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Station revenue (less agency commissions)	$30,669	$280,830	$-	$(30,888)	$280,611

Operating costs:
Station production expenses	-	111,614	-	(28)	111,586
Station, selling, general, and administrative expenses	-	111,332	-	(30,860)	80,472
Corporate and other expenses	31,467	2,297	(113)	-	33,651
Depreciation and software amortization	2,598	20,431	-	-	23,029
Amortization of intangible assets	-	5,253	-	-	5,253
Loss (gain) related to fixed assets, net	(342)	555	-	-	213
Total operating costs	33,723	251,482	(113)	(30,888)	254,204

Operating income (loss)	(3,054)	29,348	113	-	26,407

Other income (expense):
Interest expense	(64,358)	(45)	-	-	(64,403)
Intercompany interest income (expense)	66,459	(66,459)	-	-	-
Investment income (loss) - consolidated affiliates	(76,757)	-	-	76,757	-
Other, net	1,388	(107)	-	-	1,281
Total other income (expense)	(73,268)	(66,611)	-	76,757	(63,122)

Income (loss) from continuing operations before
income taxes	(76,322)	(37,263)	113	76,757	(36,715)

Income tax expense (benefit)	(2,000)	14,218	-	-	12,218

Income (loss) from continuing operations	(74,322)	(51,481)	113	76,757	(48,933)
Discontinued operations (net of tax):
Loss from discontinued operations	-	(25,389)	-	-	(25,389)

Net income (loss)	$(74,322)	$(76,870)	$113	$76,757	$(74,322)

Other comprehensive loss (net of tax)	(58,317)	-	-	-	(58,317)

Comprehensive income (loss)	$(132,639)	$(76,870)	$113	$76,757	$(132,639)

Media General, Inc.
Condensed Consolidating Statements of Operations and Comprehensive Loss
Fiscal Year Ended December 26, 2010
(In thousands)

	Media General	Guarantor	Non-Guarantor		Media General
	Corporate	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Station revenue (less agency commissions)	$32,356	$409,603	$-	$(137,161)	$304,798

Operating costs:
Station production expenses	-	118,354	-	(312)	118,042
Station, selling, general, and administrative expenses	-	217,982	-	(136,860)	81,122
Corporate and other expenses	33,395	2,412	(233)	-	35,574
Depreciation and software amortization	2,255	20,985	-	-	23,240
Amortization of intangible assets	-	5,253	-	-	5,253
Loss (gain) related to fixed assets, net	(442)	453	-	-	11
Total operating costs	35,208	365,439	(233)	(137,172)	263,242

Operating income (loss)	(2,852)	44,164	233	11	41,556

Other income (expense):
Interest expense	(65,570)	(27)	-	-	(65,597)
Debt modification and extinguishment costs	(5,450)	-	-	-	(5,450)
Intercompany interest income (expense)	54,659	(54,659)	-	-	-
Investment income (loss) - consolidated affiliates	(7,071)	-	-	7,071	-
Other, net	1,023	(34)	-	-	989
Total other income (expense)	(22,409)	(54,720)	-	7,071	(70,058)

Income (loss) from continuing operations before
income taxes	(25,261)	(10,556)	233	7,082	(28,502)

Income tax expense (benefit)	(1,667)	11,710	-	-	10,043

Income (loss) from continuing operations	(23,594)	(22,266)	233	7,082	(38,545)
Discontinued operations (net of tax):
Loss from discontinued operations	956	14,965	-	(14)	15,907

Net income (loss)	$(22,638)	$(7,301)	$233	$7,068	$(22,638)

Other comprehensive loss (net of tax)	(9,096)	-	-	-	(9,096)

Comprehensive income (loss)	$(31,734)	$(7,301)	$233	$7,068	$(31,734)

Media General, Inc.
Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended December 31, 2012
(In thousands)

	Media General	Guarantor	Non-Guarantor		Media General
	Corporate	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net cash (used) provided by operating activities	$(90,932)	$127,338	$(17)	$-	$36,389

Cash flows from investing activities:
Capital expenditures	(1,393)	(16,493)	-	-	(17,886)
Collateral deposit related to letters of credit	(4,830)	-	-	-	(4,830)
Net proceeds from sales of discontinued operations	135,642	-	-	-	135,642
Net change in intercompany note receivable	112,788	-	-	(112,788)	-
Other, net	894	906	-	-	1,800
Net cash provided (used) by investing activities	243,101	(15,587)	-	(112,788)	114,726

Cash flows from financing activities:
Increase in borrowings	13,000	-	-	-	13,000
Repayment of borrowings	(377,298)	-	-	-	(377,298)
Increase in related party borrowings	382,500	-	-	-	382,500
Repayment of related party borrowings	(126,963)	-	-	-	(126,963)
Debt issuance costs	(28,868)	-	-	-	(28,868)
Net change in intercompany loan	-	(112,788)	-	112,788	-
Other, net	200	(9)	17	-	208
Net cash provided (used) by financing activities	(137,429)	(112,797)	17	112,788	(137,421)

Net increase (decrease) in cash and cash equivalents	14,740	(1,046)	-	-	13,694
Cash and cash equivalents at beginning of year	21,674	1,434	-	-	23,108
Cash and cash equivalents at end of period	$36,414	$388	$-	$-	$36,802

Media General, Inc.
Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended December 25, 2011
(In thousands)

	Media General	Guarantor	Non-Guarantor		Media General
	Corporate	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net cash provided by operating activities	$3,402	$13,173	$88	$-	$16,663

Cash flows from investing activities:
Capital expenditures	(1,772)	(17,281)	-	-	(19,053)
Net change in intercompany note receivable	(4,204)	-	-	4,204	-
Other, net	74	374	-	-	448
Net cash (used) provided by investing activities	(5,902)	(16,907)	-	4,204	(18,605)

Cash flows from financing activities:
Increase in borrowings	112,500	-	-	-	112,500
Repayment of borrowings	(118,786)	-	-	-	(118,786)
Net change in intercompany loan	-	4,204	-	(4,204)	-
Other, net	(433)	(3)	(88)	-	(524)
Net cash (used) provided by financing activities	(6,719)	4,201	(88)	(4,204)	(6,810)

Net (decrease) increase in cash and cash equivalents	(9,219)	467	-	-	(8,752)
Cash and cash equivalents at beginning of year	30,893	967	-	-	31,860
Cash and cash equivalents at end of period	$21,674	$1,434	$-	$-	$23,108

Media General, Inc.
Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended December 26, 2010
(In thousands)

	Media General	Guarantor	Non-Guarantor		Media General
	Corporate	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net cash (used) provided by operating activities	$(7,063)	$92,782	$(13)	$-	$85,706

Cash flows from investing activities:
Capital expenditures	(1,489)	(24,993)	-	-	(26,482)
Net change in intercompany note receivable	68,954	-	-	(68,954)	-
Other, net	73	619	-	-	692
Net cash provided (used) by investing activities	67,538	(24,374)	-	(68,954)	(25,790)

Cash flows from financing activities:
Increase in borrowings	134,156	-	-	-	134,156
Repayment of borrowings	(476,625)	(28)	-	-	(476,653)
Proceeds from issuance of senior notes	293,070	-	-	-	293,070
Debt issuance costs	(12,078)	-	-	-	(12,078)
Net change in intercompany loan	-	(68,954)	-	68,954	-
Other, net	204	-	13	-	217
Net cash (used) provided by financing activities	(61,273)	(68,982)	13	68,954	(61,288)

Net decrease in cash and cash equivalents	(798)	(574)	-	-	(1,372)
Cash and cash equivalents at beginning of year	31,691	1,541	-	-	33,232
Cash and cash equivalents at end of period	$30,893	$967	$-	$-	$31,860

Quarterly Review*

	First	Second	Third	Fourth
(Unaudited, in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
2012
Revenues	$74,214	$83,098	$93,752	$108,658
Operating income	4,501	17,336	22,503	42,325
Income (loss) from continuing operations	(24,284)	(15,189)	(18,401)	17,917
Income (loss) from discontinued operations	(10,140)	590	(1,038)	(682)
Gain (loss) related to divestiture of discontinued operations	-	(131,697)	(10,894)	401
Net income (loss)	(34,424)	(146,296)	(30,333)	17,636
Income (loss) per share from continuing operations - basic and assuming dilution	(1.08)	(0.67)	(0.81)	0.63
Net income (loss) per share - basic and assuming dilution	(1.53)	(6.48)	(1.34)	0.62
2011
Revenues	$65,717	$70,937	$66,076	$77,881
Operating income (loss)	(1,914)	7,259	4,783	16,279
Loss from continuing operations	(20,831)	(12,262)	(11,879)	(3,961)
Income (loss) from discontinued operations	(4,973)	(3,120)	(17,953)	657
Net loss	(25,804)	(15,382)	(29,832)	(3,304)
Loss per share from continuing operations - basic and assuming dilution	(0.93)	(0.54)	(0.53)	(0.18)
Net loss per share - basic and assuming dilution	(1.15)	(0.68)	(1.32)	(0.15)

*
In 2012, the Company sold all of its newspapers and associated websites and DealTaker.com, shut down its production services company, and discontinued its NetInformer operations.  Blockdot was held-for-sale December 31, 2012 and sold shortly after year-end.   The Company recorded a $142 million after-tax loss related to the divestitures in 2012.  The results of these properties have been presented as discontinued operations for all periods presented.

Schedule II - Valuation and Qualifying Accounts and Reserves
Fiscal Years Ended December 31, 2012, December 25, 2011, and December 26, 2010

(in thousands)	Balance at beginning of period	Additions charged to expense-net	Additions charged to other comprehensive loss	Deductions net	Other	Balance at end of period
2012
Allowance for doubtful accounts (a)	$2,023	$628	$-	$(909)	$-	$1,742
Deferred tax asset valuation allowance (b)	$116,906	$72,086	$12,561	$-	$(1,130)	$200,423

2011
Allowance for doubtful accounts (a)	$2,346	$790	$-	$(1,113)	$-	$2,023
Deferred tax asset valuation allowance (b)	$62,275	$36,412	$20,493	$-	$(2,274)	$116,906

2010
Allowance for doubtful accounts (a)	$1,839	$1,553	$-	$(1,046)	$-	$2,346
Deferred tax asset valuation allowance (b)	$23,891	$25,202	$3,114	$-	$10,068	$62,275

(a)	Amounts presented for continuing operations for all periods.

(b)
As indicated in Note 4 of Item 8 of this Form 10-K, the Company has a full valuation allowance against its net deferred tax asset.  In 2012, 2011 and 2010, the Company's net deferred tax asset valuation increased mainly due to the "naked credit" discussed in Note 4 and the deferred taxes on other comprehensive loss items.  In 2010, the Company refined its process to apply the liability method of accounting to better estimate its deferred taxes.  This methodology adjusted the 2010 net deferred tax assets as a result of comparing the tax basis balance sheet and the financial accounting balance sheet; net deferred tax assets had a corresponding and offsetting change in the valuation allowance that resulted in no impact to net income.  Amounts shown in the "Other" column for 2012, 2011 and 2010 also include various adjustments to deferred taxes identified in preparation of the federal income tax return for the preceding year.

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

Reports on Internal Control Over Financial Reporting

The Company’s report on internal control over financial reporting as of December 31, 2012, and the independent registered public accounting firm’s report on internal control over financial reporting as of December 31, 2012, are included in Item 8 of this Form 10-K on pages 27 and 28.

Change in Internal Control Over Financial Reporting

During the fourth quarter, the Company continued to implement a reduction in corporate expense  following the sale of its newspapers.  The combination of the newspaper sales and the subsequent reduction in corporate staff impacted internal controls over financial reporting.  The Company’s management took necessary steps to maintain effective internal controls over financial reporting during this time of transition.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 25, 2013, with respect to directors, executive officers, Code of Business Conduct and Ethics, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, except as to certain information regarding executive officers included in Part I of this Form 10-K.

Item 11.  Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 25, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 25, 2013.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 25, 2013.

Item 14.  Principal Accountant Fees and Services

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 25, 2013.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

1	Financial Statements

	As listed in the Index in “Item 8 – Financial Statements and Supplementary Data.”	26

2	Financial Statement Schedules

	II - Valuation and qualifying accounts and reserves for the fiscal years ended December 31, 2012, December 25, 2011, and December 26, 2010	65

	Schedules other than Schedule II, listed above, are omitted since they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

3	Exhibits

Index to Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of Media General, Inc., amended and restated as of May 28, 2004, incorporated by reference to Exhibit 3(i) of Form 10-Q for the fiscal period ended June 27, 2004.

3.2	Bylaws of Media General, Inc., amended and restated as of February 24, 2009, incorporated by reference to Exhibit 3 (ii) of Form 10-K for the fiscal year ended December 28, 2008.

4.1
Shareholders Agreement, dated as of May 24, 2012, by and among Media General, Inc., Berkshire Hathaway Inc., D. Tennant Bryan Media Trust and the Individual Shareholder identified on the signature pages thereto, incorporated by reference to Exhibit 4.1 of Form 8-K/A filed on May 24, 2012.

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

10.5	Media General, Inc., Deferred Compensation Plan, amended and restated as of January 1, 2012, incorporated by reference to Exhibit 10. 5 of Form 10-K for the fiscal year ended December 25, 2011.

10.6	Media General, Inc., ERISA Excess Benefit Plan, amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.06 of Form 8-K filed on February 6, 2008.

10.7	Media General, Inc., 1995 Long-Term Incentive Plan, amended and restated as of April 26, 2007, incorporated by reference to Exhibit 10.13 of Form 10-K for the fiscal year ended December 30, 2007.

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

10.23
Indenture, dated as of February 12, 2010, among Media General, Inc., the guarantors party hereto and The Bank of New York Mellon, as Trustee (the “Trustee”). The Form of the 11 ¾% Senior Secured Notes due 2017 is included as Exhibit A to the Indenture, which is incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 12, 2010.

10.24
Credit Agreement, dated as of May 17, 2012 among the Company, BH Finance LLC, as Administrative Agent and a Lender and the other lenders party thereto, incorporated by reference to Exhibit 10.2 of Form 8-K filed on May 17, 2012.

10.25	Warrant Agreement, dated as of May 24, 2012, by and between Media General, Inc. and Berkshire Hathaway Inc., incorporated by reference to Exhibit 10.1 of Form 8-K/A filed on May 24, 2012.

10.26	Registration Rights Agreement, dated as of May 24, 2012, by and between Media General, Inc. and Berkshire Hathaway Inc. incorporated by reference to Exhibit 10.2 of Form 8-K/A filed on May 24, 2012.

10.27*	NBC Affiliation Agreement, executed on December 4, 2012, by and between Media General Communications Holdings, LLC and NBC Television Network, a unit of NBCUniversal Media, LLC.

10.28
Asset Purchase Agreement by and among Media General, Inc., Media General Operations, Inc., Media General Communications Holdings, LLC and World Media Enterprises Inc., incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 18, 2012.

10.29
Amendment No. 1 to Asset Purchase Agreement by and among Media General, Inc., Media General Operations, Inc., Media General Communications Holdings, LLC and World Media Enterprises Inc., incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 29, 2012.

10.30
Asset Purchase Agreement by and among Media General Operations, Inc., Media General Communications Holding, LLC and Tampa Media Group, Inc., incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 9, 2012.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21	List of subsidiaries of the registrant.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Section 302 Chief Executive Officer Certification.

31.2	Section 302 Chief Financial Officer Certification.

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification.

101
The following financial information from the Media General, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL includes: (i) Consolidated Statements of Operations for the fiscal years ended December 31, 2012, December 25, 2011, and December 26, 2010, (ii) Consolidated Statements of Comprehensive Loss for the fiscal years ended December 31, 2012, December 25, 2011, and December 26, 2010, (iii) Consolidated Balance Sheets at December 31, 2012 and December 25, 2011 (iv) Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended December 31, 2012, December 25, 2011, and December 26, 2010, (v) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2012, December 25, 2011, and December 26, 2010, and (vi) the Notes to Consolidated Financial Statements.

Note:	Exhibits 10.1-10.22 are management contracts or compensatory plans, contracts or arrangements.

*
Certain portions of this agreement have been omitted in accordance with a request for confidential treatment that the Company has submitted to the SEC. Omitted information has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA GENERAL, INC.

Date: February 28, 2013
/s/ George L. Mahoney
George L. Mahoney, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Stewart Bryan III	Chairman	February 28, 2013
J. Stewart Bryan III

/s/ Marshall N. Morton	Vice Chairman	February 28, 2013
Marshall N. Morton

/s/ George L. Mahoney	President and Chief Executive Officer	February 28, 2013
George L. Mahoney

/s/ James F. Woodward	Vice President – Finance and Chief Financial Officer	February 28, 2013
James F. Woodward

/s/ Timothy J. Mulvaney	Controller and Chief Accounting Officer	February 28, 2013
Timothy J. Mulvaney

/s/ Scott D. Anthony	Director	February 28, 2013
Scott D. Anthony

/s/ Diana F. Cantor	Director	February 28, 2013
Diana F. Cantor

/s/ Dennis J. FitzSimons	Director	February 28, 2013
Dennis J. FitzSimons

/s/ Thompson L. Rankin	Director	February 28, 2013
Thompson L. Rankin

/s/ Wyndham Robertson	Director	February 28, 2013
Wyndham Robertson

/s/ Rodney A. Smolla	Director	February 28, 2013
Rodney A. Smolla

/s/ Carl S. Thigpen	Director	February 28, 2013
Carl S. Thigpen

/s/ Coleman Wortham III	Director	February 28, 2013
Coleman Wortham III