Form 10-Q
period 2013-03-31
MEDIA GENERAL INC
filed 2013-05-10
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549
Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

(804) 887-5000
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

Larger accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2013.
Class A Common shares:	27,293,306
Class B Common shares:	548,564

MEDIA GENERAL, INC.
TABLE OF CONTENTS
FORM 10-Q REPORT
March 31, 2013

Page

Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets – March 31, 2013 and December 31, 2012	1

	Consolidated Condensed Statements of Operations – Three months ended March 31, 2013 and March 25, 2012	3

	Consolidated Condensed Statements of Comprehensive Loss – Three months ended March 31, 2013 and March 25, 2012	4

	Consolidated Condensed Statements of Cash Flows – Three months ended March 31, 2013 and March 25, 2012	5

	Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	23

Item 4.	Controls and Procedures	23

Part II. Other Information

Item 1A.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6.	Exhibits	24

	(a) Exhibits

Signatures		25

PART I - FINANCIAL INFORMATION

Item 1.                 Financial Statements

MEDIA GENERAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(000's except shares and per share data)

	March 31, 2013	December 31, 2012

ASSETS

Current assets:
Cash and cash equivalents	$19,387	$36,802
Accounts receivable - net	55,057	58,486
Other	13,899	18,493
Assets of discontinued operations	-	670
Total current assets	88,343	114,451

Other assets	35,969	45,462

Property, plant and equipment - net	163,430	166,105

FCC licenses and other intangibles - net	199,813	200,254

Excess of cost over fair value of net identifiable assets of acquired businesses	247,149	247,149

	$734,704	$773,421

See accompanying notes.

MEDIA GENERAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(000's except shares and per share data)

	March 31, 2013	December 31, 2012

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$9,548	$11,669
Accrued expenses and other liabilities	40,666	64,362
Liabilities of discontinued operations	-	467
Total current liabilities	50,214	76,498

Long-term debt	295,964	295,721

Long-term debt - related party	258,955	257,466

Retirement, post-retirement and post-employment plans	240,146	242,309

Deferred income taxes	61,628	58,865

Other liabilities and deferred credits	19,527	18,786

Stockholders' deficit:
Preferred stock, par value $5 per share, authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 27,227,382 and 27,215,117 shares	136,137	136,076
Class B, authorized 600,000 shares; issued 548,564 shares	2,743	2,743
Additional paid-in capital	23,227	23,024
Accumulated other comprehensive loss	(217,731)	(219,656)
Accumulated deficit	(136,106)	(118,411)
Total stockholders' deficit	(191,730)	(176,224)

	$734,704	$773,421

See accompanying notes.

MEDIA GENERAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(000's except for per share data)

	Three Months Ended
	March 31, 2013	March 25, 2012

Station revenue (less agency commissions)	$73,939	$74,214
Operating costs:
Station production expenses	32,003	30,051
Station selling, general and administrative expenses	22,547	20,594
Corporate and other expenses	7,704	11,876
Depreciation and software amortization	5,521	5,950
Amortization of intangible assets	441	1,313
Net gain related to fixed assets	(43)	(71)
Total operating costs	68,173	69,713

Operating income	5,766	4,501
Other income (expense):
Interest expense	(9,329)	(15,151)
Interest expense - related party	(9,913)	-
Debt modification and extinguishment costs	-	(10,408)
Other, net	51	182
Total other expense	(19,191)	(25,377)

Loss from continuing operations before income taxes	(13,425)	(20,876)
Income tax expense	3,284	3,408
Loss from continuing operations	(16,709)	(24,284)
Discontinued operations:
Loss from discontinued operations (net of taxes)	(956)	(10,140)
Loss related to divestiture of discontinued operations (net of taxes)	(30)	-
Net loss	$(17,695)	$(34,424)

Net loss per common share:
Loss from continuing operations	$(0.61)	$(1.08)
Discontinued operations	(0.04)	(0.45)
Net loss per common share – basic and assuming dilution	$(0.65)	$(1.53)

See accompanying notes.

MEDIA GENERAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF
COMPREHENSIVE LOSS
(Unaudited, 000’s)

	Three Months Ended
	March 31, 2013	March 25, 2012

Net loss	$(17,695)	$(34,424)
Amortization of prior-service cost (postretirement plans)	25	-
Amortization of net loss (pension and postretirement plans)	1,900	-

Comprehensive loss	$(15,770)	$(34,424)

See accompanying notes.

MEDIA GENERAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited, 000’s)

	Three Months Ended
	March 31, 2013	March 25, 2012
Operating activities:
Net loss	$(17,695)	$(34,424)
Adjustments to reconcile net loss:
Depreciation and software amortization	5,521	11,068
Amortization of intangible assets	441	1,426
Deferred income taxes	3,284	5,806
Loss related to divestiture of discontinued operations (net of taxes)	30	-
Goodwill and other asset impairment (net of taxes)	-	6,472
Non-cash interest expense	2,345	1,041
Debt modification and extinguishment costs	-	10,408
Change in assets and liabilities:
Company owned life insurance (cash surrender value less policy loans including repayments)	8,294	(963)
Accounts receivable and inventories	4,106	13,297
Accounts payable, accrued expenses, and other liabilities	(22,840)	(4,766)
Retirement plan contributions	-	(1,874)
Other, net	1,024	(3,086)
Net cash (used) provided by operating activities	(15,490)	4,405
Investing activities:
Capital expenditures	(3,290)	(1,516)
Refund of collateral deposit related to letters of credit	1,366	-
Other, net	(214)	78
Net cash used by investing activities	(2,138)	(1,438)
Financing activities:
Increase in borrowings	-	8,000
Repayment of borrowings	-	(8,000)
Debt issuance costs	-	(13,902)
Other, net	213	4
Net cash provided (used) by financing activities	213	(13,898)
Net decrease in cash and cash equivalents	(17,415)	(10,931)
Cash and cash equivalents at beginning of period	36,802	23,108
Cash and cash equivalents at end of period	$19,387	$12,177
Cash paid for interest	$25,580	$21,567

See accompanying notes.

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with applicable quarterly reporting regulations of the Securities and Exchange Commission.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Beginning with the full-year 2013, Media General's fiscal year is a conventional calendar year (January 1 – December 31).  Previously, the Company's fiscal year ended on the last Sunday in December.  Results for the first quarter 2013 are for the three calendar months ended March 31, 2013.  Results for the first quarter 2012 are for the thirteen weeks ended March 25, 2012.

As explained further below, the Company has presented all newspapers, its former Advertising Services businesses and its Production Services company as discontinued operations for all periods presented.  Accordingly, certain prior-year financial information has been reclassified to conform with the current year’s presentation.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included.

2.         In January of 2013, the Company sold the intellectual property and certain tangible assets of Blockdot for a nominal amount; the Company retained Blockdot’s working capital and certain operating leases in Dallas, Texas.  In 2012, the Company recorded a $2.5 million loss related to the anticipated sale of Blockdot; the Company recorded an additional loss of $30 thousand related to the sale in the first three months of 2013.  In the third quarter of 2012, the Company sold all of its newspapers and associated websites (with the exception of the Tampa group) to World Media Enterprises, Inc. (World Media), a subsidiary of Berkshire Hathaway.  In the fourth quarter of 2012, the Company completed the sale of its Tampa print properties and associated websites to Tampa Media Group, Inc., a new company formed by Revolution Capital Group.  During the second quarter of 2012, the Company also sold DealTaker for a nominal amount, shut down its Production Services company which provided broadcast equipment and design services and discontinued its NetInformer operations.    The Company will continue to provide a few remaining transition services, on a diminishing basis over the next several months, to World Media and Tampa Media Group in the areas of information technology and digital support.

As illustrated in the following chart, the results of these newspapers (as well as their associated websites), DealTaker, Blockdot, NetInformer and the Company’s Production Services unit have been presented as discontinued operations in the accompanying consolidated condensed statements of operations for the three months ended March 31, 2013 and March 25, 2012.  Depreciation and amortization on assets related to these properties ceased as of the date in 2012 that each disposal group qualified for held-for-sale treatment, which in each case was subsequent to March 25, 2012.  The accompanying consolidated condensed balance sheets have been adjusted to present assets and liabilities of discontinued operations separately from those of continuing operations.

	Loss from Discontinued Operations
	Three Months Ended	Three Months Ended
(In thousands)	March 31, 2013	March 25, 2012
Revenues	$110	$75,300
Costs and expense	(1,066)	(86,652)
Loss before income taxes	(956)	(11,352)
Income taxes	-	(1,212)
Loss from discontinued operations	$(956)	$(10,140)

The Company owned and operated Blockdot for part of January 2013; revenues and expenses related to this period are reflected above.  The loss from discontinued operations for the three months ended March 31, 2013, presented above includes a loss of approximately $700 thousand related to operating leases for space that the Company will no longer utilize.

The Company performed an interim impairment test on DealTaker as of the end of the first quarter 2012, which resulted in a non-cash goodwill and other intangible asset impairment charge of $6.5 million net of a tax benefit of $3.6 million included in the loss from discontinued operations for the three months ended March 25, 2012.

After recording a $2.5 million loss related to the expected divestiture of Blockdot, assets of discontinued operations as of December 31, 2012, were $670 thousand.  Liabilities of discontinued operations of approximately $467 thousand at December 31, 2012, consisted primarily of accounts payable and accrued expenses.

3.         Berkshire Hathaway and its wholly owned subsidiary, World Media, are considered related parties.  As described in Notes 2 and 5, the Company consummated new financing arrangements, granted warrants that were exercised, sold most its newspaper assets and engaged in a series of transition services with Berkshire Hathaway.  At the time of the original agreements for the financing arrangements (including the warrant agreement) and the sale of the newspaper assets, the Company and Berkshire Hathaway were not then related parties.  The consummation of, along with the exercise of rights under, those agreements created the related-party status.

As of March 31, 2013, Berkshire Hathaway owned approximately 17% of the Class A shares of the Company and had recommended to the Company an individual to serve as a Director in accordance with the Shareholder Agreement.  Berkshire Hathaway was also the counterparty to the Company’s term loan and revolving line of credit.  Following the sale of the Company’s newspaper assets, the Company and World Media engaged in a series of transition services to effectuate the transfer in a smooth and orderly fashion.  During the three months ended March 31, 2013, the Company provided World Media services and support in the areas of information technology and digital for fees that were designed to approximate the Company’s cost.  Payments received from World Media for these transition services totaled approximately $1 million.  The Company was also reimbursed for approximately $1.1 million of medical claims paid on behalf of World Media.  World Media provided services and support to the Company in the areas of information technology support, billing and remittance processing for fees that were designed to approximate World Media’s cost.  Payments for these amounts totaled approximately $100 thousand.  In addition, the Company passed along approximately $300 thousand of other collections to World Media.

As of March 31, 2013, the Company had a receivable for transition services of $800 thousand included in the line item “Other” current assets on the consolidated condensed balance sheet.

During the three months ended March 31, 2013, the Company made interest payments of $8 million to Berkshire Hathaway.  As of March 31, 2013, the Company had accrued interest payable to Berkshire Hathaway of $300 thousand included in the line item “Accrued expenses and other liabilities” on the consolidated condensed balance sheet.

4.       The Company recorded non-cash income tax expense from continuing operations of $3.3 million for the first three months of 2013, compared to $3.4 million in the equivalent quarter of 2012. The Company’s tax provision for each period had an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance at the beginning of each period. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, tax expense recorded in both years included the accrual of additional valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”). The Company expects the naked credit to cause approximately $13 million of non-cash income tax expense from continuing operations for the full-year 2013; other discrete tax adjustments and intraperiod tax allocations that are difficult to forecast may impact the remainder of 2013. A full discussion of the naked credit issue is contained in Note 4 of Item 8 of the Company’s Form 10-K for the year ended December 31, 2012.

5.        Long-term debt at March 31, 2013, and December 31, 2012, was as follows:

(In thousands)	Mar. 31, 2013	Dec. 31, 2012
Term loan:
Face value	$301,537	$301,537
Remaining original issue discount	(30,974)	(32,058)
Remaining warrant discount	(11,608)	(12,013)
Carrying value	258,955	257,466

Revolving credit facility ($45 million remaining availability)	-	-

Senior notes:
Face value	299,800	299,800
Remaining original issue discount	(3,842)	(4,091)
Carrying value	295,958	295,709

Capital lease liability	6	12

Total carrying value	$554,919	$553,187

As of March 31, 2013, and December 31, 2012, the Company had in place a term loan with a face value of $302 million and a revolving credit facility with no outstanding balance and maximum availability of $45 million. Also outstanding were 11.75% senior notes with a face value of $300 million that were issued at a price equal to 97.69% of face value.  The term loan with Berkshire Hathaway matures in May 2020 and bears an interest rate of 10.5%, but could decrease to 9% based on the Company’s leverage ratio, as defined in the agreement.  The Company was in compliance with all provisions of both agreements at March 31, 2013.

In May of 2012, the Company consummated a financing arrangement with BH Finance LLC, an affiliate of Berkshire Hathaway, that provided the Company with a $400 million term loan and a $45 million revolving credit facility.  The term loan was issued at a discount of 11.5% and was secured pari passu with the Company’s existing 11.75% senior secured notes due 2017.   While the financing arrangement does not contain financial covenants, there are restrictions, in whole or in part, on certain activities including the incurrence of additional debt, repurchase of shares and the payment of dividends.  The term loan may be voluntarily repaid prior to maturity, in whole or in part, at a price equal to 100% of the principal amount repaid plus accrued and unpaid interest, plus a premium, which starts at 14.5% and steps down over time, as set forth in the agreement.  Other factors, such as the sale of assets, may result in a mandatory prepayment or an offer to prepay a portion of the term loan without premium or penalty.  The Company considers the prepayment feature to be an embedded derivative which it bifurcates from the term loan when the fair value is determinable.  The term loan and revolving credit facility will mature in May 2020 and are guaranteed by the Company’s subsidiaries.  The revolving credit facility bears interest at a rate of 10% and is subject to a 2% commitment fee.  The Company also issued common stock warrants to purchase 4.6 million shares of common stock to Berkshire Hathaway in conjunction with the financing, the warrants were subsequently exercised.

In March of 2012, the Company amended its previous bank credit agreement which resulted in $10.4 million of debt modification and extinguishment costs including certain advisory, arrangement and legal fees related to that refinancing.  The previous bank credit facility had an interest rate of LIBOR (with a 1.5% floor) plus a margin of 7% and commitment fees of 2.5%.  In addition to this cash interest, the Company accrued payment-in-kind (PIK) interest of 1.5%.  The Company recorded PIK interest of approximately $100 thousand in the first quarter 2012.  This PIK interest was treated as additional bank term loan principal and was paid in cash upon repayment of the entire facility.

The following table includes information about the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2013, and December 31, 2012:

	March 31, 2013		December 31, 2012
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Investments
Trading	$161	$161	$198	$198
Liabilities:
Long-term debt:
Revolving credit facility ($45 million available)	-	-	-	-
Term loan	258,955	349,022	257,466	343,746
11.75% senior notes	295,958	340,273	295,709	346,269

Trading securities held by the Supplemental 401(k) Plan are carried at fair value and are determined by reference to quoted market prices.  The fair value of the term loan was determined using a discounted cash flow analysis and an estimate of the current borrowing rate.  The fair value of the 11.75% senior notes was valued by reference to the most recent trade prior to the end of the applicable period.  Under the fair value hierarchy, the Company’s trading securities fall under Level 1 (quoted prices in active markets), its senior notes fall under Level 2 (other observable inputs) and its term loan falls under Level 3 (unobservable inputs).

6.        The following table sets forth the computation of basic and diluted loss per share for continuing operations for the three months ended March 31, 2013, and March 25, 2012.  There were no anti-dilutive share equivalents excluded from the calculation of diluted loss per share for either period presented.

(In thousands, except per share amounts)	Three Months Ended Mar. 31, 2013	Three Months Ended Mar. 25, 2012

Numerator for basic and diluted earnings per share:
Loss from continuing operations available to common stockholders	$(16,709)	$(24,284)

Denominator for basic and diluted earnings per share:
Weighted average shares outstanding	27,420	22,555

Loss from continuing operations per common share (basic and diluted)	$(0.61)	$(1.08)

7.         The following table provides the components of net periodic employee benefits expense for the Company’s benefit plans for the first quarters of 2013 and 2012:

	Three Months Ended
	Pension Benefits		Other Benefits
(In thousands)	Mar. 31, 2013	Mar. 25, 2012	Mar. 31, 2013	Mar. 25, 2012
Service cost	$-	$-	$50	$50
Interest cost	4,700	5,300	225	450
Expected return on plan assets	(5,750)	(5,925)	-	-
Amortization of prior-service cost	-	-	25	325
Amortization of net loss/(gain)	2,100	1,375	(200)	(175)
Net periodic benefit cost	$1,050	$750	$100	$650

Certain components of net periodic benefit cost were reclassified out of Accumulated Other Comprehensive Loss for the three months ended March 31, 2013, as shown below:

(In thousands)	Three Months Ended March 31, 2013
Amortization of prior-service cost	$25
Amortization of net loss	1,900
Total reclassifications	$1,925

8.         The following table shows the Company’s Statement of Stockholders’ Deficit, including changes in Accumulated Other Comprehensive Loss, as of and for the three months ended March 31, 2013:

	Class A	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
(In thousands, except shares and per share amounts)	Shares	Class A	Class B	Capital	Loss	Deficit	Total
Balance at December 31, 2012	27,215,117	$136,076	$2,743	$23,024	$(219,656)	$(118,411)	$(176,224)
Net loss		-	-	-	-	(17,695)	(17,695)
Amortization of prior-service cost		-	-	-	25	-	25
Amortization of net loss					1,900		1,900
Exercise of stock options	54,398	272	-	(138)	-	-	134
Performance accelerated restricted stock	(42,143)	(211)	-	30	-	-	(181)
Stock-based compensation		-	-	228	-	-	228
Other	10	-	-	83	-	-	83
Balance at March 31, 2013	27,227,382	$136,137	$2,743	$23,227	$(217,731)	$(136,106)	$(191,730)

9.        The Company’s subsidiaries guarantee the debt securities of the parent company. The Company’s subsidiaries are 100% owned except for the Supplemental 401(k) Plan; all subsidiaries except those in the non-guarantor column (the Supplemental 401(k) Plan) currently guarantee the debt securities. These guarantees are full and unconditional and on a joint and several basis. The following financial information presents condensed consolidating balance sheets, statements of operations and statements of cash flows for the parent company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, together with certain eliminations.

 Media General, Inc.
 Condensed Consolidating Balance Sheet
 As of March 31, 2013
 (In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$18,534	$853	$-	$-	$19,387
Accounts receivable - net	-	55,057	-	-	55,057
Other	4,196	9,703	-	-	13,899
Total current assets	22,730	65,613	-	-	88,343

Investment in and advances to subsidiaries	11,568	1,330,144	-	(1,341,712)	-
Intercompany note receivable	566,077	-	-	(566,077)	-
Other assets	29,522	6,286	161	-	35,969
Property, plant and equipment - net	19,423	144,007	-	-	163,430
FCC licenses and other intangibles - net	-	199,813	-	-	199,813
Excess cost over fair value of net identifiable assets of acquired businesses	-	247,149	-	-	247,149
TOTAL ASSETS	$649,320	$1,993,012	$161	$(1,907,789)	$734,704

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,792	$4,756	$-	$-	$9,548
Accrued expenses and other liabilities	23,242	17,424	-	-	40,666
Total current liabilities	28,034	22,180	-	-	50,214

Long-term debt	295,960	4	-	-	295,964
Long-term debt - related party	258,955	-	-	-	258,955
Intercompany loan	-	566,077	-	(566,077)	-
Retirement, post-retirement and post-employment plans	240,146	-	-	-	240,146
Deferred income taxes	-	61,628	-	-	61,628
Other liabilities and deferred credits	16,475	2,206	846	-	19,527

Stockholders' equity (deficit):
Common stock	138,880	2,801	-	(2,801)	138,880
Additional paid-in capital	24,707	1,731,097	(1,893)	(1,730,684)	23,227
Accumulated other comprehensive loss	(217,731)	-	-	-	(217,731)
Retained earnings (accumulated deficit)	(136,106)	(392,981)	1,208	391,773	(136,106)
Total stockholders' equity (deficit)	(190,250)	1,340,917	(685)	(1,341,712)	(191,730)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$649,320	$1,993,012	$161	$(1,907,789)	$734,704

Media General, Inc.
 Condensed Consolidating Balance Sheet
 As of December 31, 2012
 (In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$36,414	$388	$-	$-	$36,802
Accounts receivable - net	-	58,486	-	-	58,486
Other	6,562	11,931	-	-	18,493
Assets of discontinued operations	-	670	-	-	670
Total current assets	42,976	71,475	-	-	114,451

Investment in and advances to subsidiaries	14,281	1,346,705	-	(1,360,986)	-
Intercompany note receivable	564,681	-	-	(564,681)	-
Other assets	38,469	6,795	198	-	45,462
Property, plant and equipment - net	19,647	146,458	-	-	166,105
FCC licenses and other intangibles - net	-	200,254	-	-	200,254
Excess of cost over fair value of net identifiable assets of acquired businesses	-	247,149	-	-	247,149
TOTAL ASSETS	$680,054	$2,018,836	$198	$(1,925,667)	$773,421

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,488	$4,181	$-	$-	$11,669
Accrued expenses and other liabilities	36,155	28,207	-	-	64,362
Liabilities of discontinued operations	-	467	-	-	467
Total current liabilities	43,643	32,855	-	-	76,498

Long-term debt	295,714	7	-	-	295,721
Long-term debt - related party	257,466				257,466
Intercompany loan	-	564,681	-	(564,681)	-
Retirement, post-retirement and post-employment plans	242,309	-	-	-	242,309
Deferred income taxes	-	58,865	-	-	58,865
Other liabilities and deferred credits	15,567	2,442	777	-	18,786

Stockholders' equity (deficit):
Common stock	138,819	2,801	-	(2,801)	138,819
Additional paid-in capital	24,603	1,733,641	(1,977)	(1,733,243)	23,024
Accumulated other comprehensive loss	(219,656)	-	-	-	(219,656)
Retained earnings (accumulated deficit)	(118,411)	(376,456)	1,398	375,058	(118,411)
Total stockholders' equity (deficit)	(174,645)	1,359,986	(579)	(1,360,986)	(176,224)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$680,054	$2,018,836	$198	$(1,925,667)	$773,421

Media General, Inc.
 Condensed Consolidating Statements of Operations
 and Comprehensive Loss
 Three Months Ended March 31, 2013
 (In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Station revenue (less agency commissions)	$5,047	$73,939	$-	$(5,047)	$73,939

Operating costs:
Station production expenses	-	32,003	-	-	32,003
Station selling, general, and administrative expenses	-	27,594	-	(5,047)	22,547
Corporate and other expenses	7,514	-	190	-	7,704
Depreciation and software amortization	432	5,089	-	-	5,521
Amortization of intangible assets	-	441	-	-	441
Net gain related to fixed assets	(43)	-	-	-	(43)
Total operating costs	7,903	65,127	190	(5,047)	68,173

Operating income (loss)	(2,856)	8,812	(190)	-	5,766

Other income (expense):
Interest expense	(9,311)	(18)	-	-	(9,329)
Interest expense - related party	(9,913)	-	-	-	(9,913)
Intercompany interest income (expense)	21,071	(21,071)	-	-	-
Investment income (loss) - consolidated affiliates	(16,715)	-	-	16,715	-
Other, net	29	22	-	-	51
Total other income (expense)	(14,839)	(21,067)	-	16,715	(19,191)

Income (loss) from continuing operations before income taxes	(17,695)	(12,255)	(190)	16,715	(13,425)

Income tax expense	-	3,284	-	-	3,284

Income (loss) from continuing operations	(17,695)	(15,539)	(190)	16,715	(16,709)
Discontinued operations (net of tax):
Loss from discontinued operations	-	(956)	-	-	(956)
Loss related to divestiture of operations	-	(30)	-	-	(30)

Net income (loss)	$(17,695)	$(16,525)	$(190)	$16,715	$(17,695)

Comprehensive income (loss)	$(15,770)	$(16,525)	$(190)	$16,715	$(15,770)

Media General, Inc.
 Condensed Consolidating Statements of Operations
 and Comprehensive Loss
 Three Months Ended March 25, 2012
 (In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Station revenue (less agency commissions)	$8,554	$74,268	$-	$(8,608)	$74,214

Operating costs:
Station production expenses	-	30,110	-	(59)	30,051
Station selling, general, and administrative expenses	-	29,169	-	(8,575)	20,594
Corporate and other expenses	11,009	700	167	-	11,876
Depreciation and software amortization	933	5,017	-	-	5,950
Amortization of intangible assets	-	1,313	-	-	1,313
Net gain related to fixed assets	(71)	-	-	-	(71)
Total operating costs	11,871	66,309	167	(8,634)	69,713

Operating income (loss)	(3,317)	7,959	(167)	26	4,501

Other income (expense):
Interest expense	(15,136)	(15)	-	-	(15,151)
Debt modification costs and extinguishment costs	(10,408)	-	-	-	(10,408)
Intercompany interest income (expense)	14,705	(14,705)	-	-	-
Investment income (loss) - consolidated affiliates	(20,477)	-	-	20,477	-
Other, net	209	(27)	-	-	182
Total other income (expense)	(31,107)	(14,747)	-	20,477	(25,377)

Income (loss) from continuing operations before income taxes	(34,424)	(6,788)	(167)	20,503	(20,876)

Income tax expense	-	3,408	-	-	3,408

Income (loss) from continuing operations	(34,424)	(10,196)	(167)	20,503	(24,284)
Discontinued operations (net of tax):
Loss from discontinued operations	-	(10,114)	-	(26)	(10,140)

Net income (loss)	$(34,424)	$(20,310)	$(167)	$20,477	$(34,424)

Comprehensive income (loss)	$(34,424)	$(20,310)	$(167)	$20,477	$(34,424)

Media General, Inc.
 Condensed Consolidating Statements of Cash Flows
 Three Months Ended March 31, 2013
 (In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Cash flows from operating activities:
Net cash (used) provided by operating activities	$(17,528)	$2,121	$(83)	$-	$(15,490)

Cash flows from investing activities:
Capital expenditures	(204)	(3,086)	-	-	(3,290)
Refund of collateral deposit related to letters of collateral	1,366	-	-	-	1,366
Net change in intercompany note receivable	(1,396)	-	-	1,396	-
Other, net	(248)	34	-	-	(214)
Net cash (used) provided by investing activities	(482)	(3,052)	-	1,396	(2,138)

Cash flows from financing activities:
Net change in intercompany loan	-	1,396	-	(1,396)	-
Other, net	130	-	83	-	213
Net cash (used) provided by financing activities	130	1,396	83	(1,396)	213

Net (decrease) increase in cash and cash equivalents	(17,880)	465	-	-	(17,415)
Cash and cash equivalents at beginning of year	36,414	388	-	-	36,802
Cash and cash equivalents at end of period	$18,534	$853	$-	$-	$19,387

Media General, Inc.
 Condensed Consolidating Statements of Cash Flows
 Three Months Ended March 25, 2012
 (In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Cash flows from operating activities:
Net cash (used) provided by operating activities	$(13,930)	$18,322	$13	$-	$4,405

Cash flows from investing activities:
Capital expenditures	(382)	(1,134)	-	-	(1,516)
Net change in intercompany note receivable	17,256	-	-	(17,256)	-
Other, net	-	78	-	-	78
Net cash (used) provided by investing activities	16,874	(1,056)	-	(17,256)	(1,438)

Cash flows from financing activities:
Increase in borrowings	8,000	-	-	-	8,000
Repayment of borrowings	(8,000)	-	-	-	(8,000)
Net change in intercompany loan	-	(17,256)	-	17,256	-
Debt issuance costs	(13,902)	-	-	-	(13,902)
Other, net	19	(2)	(13)	-	4
Net cash (used) provided by financing activities	(13,883)	(17,258)	(13)	17,256	(13,898)

Net (decrease) increase in cash and cash equivalents	(10,939)	8	-	-	(10,931)
Cash and cash equivalents at beginning of year	21,674	1,434	-	-	23,108
Cash and cash equivalents at end of period	$10,735	$1,442	$-	$-	$12,177

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Media General, Inc. (Media General or the Company) is a provider of news, information and entertainment across 18 network-affiliated broadcast television stations and their associated digital media and mobile platforms.  The Company’s stations serve consumers and advertisers in strong local markets, primarily in the Southeast.  Media General’s network affiliations include eight NBC stations, eight CBS stations, one ABC station and one CW station.  The Company entered the television business in 1955 when it launched WFLA-TV in Tampa, Florida, as an NBC affiliate. Today, WFLA is the Company’s largest TV station, operating in the 14th largest designated market area (DMA) in the United States.  Six of the Company’s stations operate in Top 50 markets in the United States. Media General’s stations reach more than one-third of TV households in the Southeast and more than 8 percent of U.S. TV households.

RESULTS OF OPERATIONS

The Company recorded a net loss of $18 million ($0.65 per share) in the first quarter of 2013, compared to a net loss of $34 million ($1.53 per share) in the first quarter of 2012.  Net loss for the first quarter of 2012 included the operating results of newspapers, Blockdot, DealTaker, NetInformer and its production services company for the entire period.  All of these properties, with the exception of Blockdot, were sold or otherwise disposed prior to the end of 2012.  The Company sold Blockdot for a nominal amount in January of 2013.  Net loss for the first quarter of 2013 includes the revenue and expenses of Blockdot for the first three weeks of the year.

Loss from continuing operations of $17 million for the first three months of 2013 improved from a $24 million loss in the equivalent 2012 quarter, although the 2012 loss included $10 million of debt modification and extinguishment costs associated with the March 2012 refinancing.  Despite a small decrease in revenues, operating income increased by $1.2 million from the first quarter of 2012 due in large part to a $4.2 million (35%) reduction in corporate and other expenses as the Company reduced costs following the 2012 newspaper sales. Total interest expense increased by $4.1 million as interest rates on the Company’s Berkshire Hathaway term loan exceeded the rate on the term loan in place for most of the first quarter of 2012.

REVENUES

Revenues are grouped primarily into five major categories: Local, National, Political, Cable/Satellite Retransmission and Digital.  The following chart summarizes the total consolidated period-over-period changes in these select revenue categories:

Change in Revenue by Major Category
2013 versus 2012

	First Quarter Change
(In thousands)	Amount	Percent
Local (gross)	$(714)	(1.7)
National (gross)	(427)	(2.0)
Political (gross)	(5,681)	(91.8)
Cable/Satellite Retransmission	4,788	54.9
Digital (gross)	373	18.1

As expected, Political revenue dropped 92% in this non-election year.  However, a robust rise in retransmission revenue and digital revenue nearly compensated for this decline.  Core Local and National broadcast advertising revenues decreased slightly in the first quarter of 2013 as a 2.4% increase in automotive advertising was more-than-offset by declines in the professional services, retail, telecommunications and entertainment categories.  One of the major factors in the year-over-year decrease in core revenue was the Super Bowl.  In 2012, the Super Bowl aired on the Company’s eight NBC stations which are located in larger markets and generated $2.8 million of revenue.  Super Bowl revenues in 2013 were $1.2 million with the game carried on the Company’s eight CBS stations.  Also contributing was overall softness in the Tampa advertising market during the first three months of 2013.

     OPERATING COSTS

Operating costs decreased by 2.2% in the first quarter of 2013 driven by a 35% drop in corporate and other expenses as well as decreases in depreciation and amortization expenses, partially offset by increases in certain station expenses.  During and following the sale of its newspapers in 2012, the Company streamlined its management structure and implemented a plan to significantly reduce its corporate expense.  The full benefit of  these actions is evident in the year-over-year improvement in total operating costs.

Station production expenses rose 6.5% in the first quarter due primarily to increased network affiliate fees, and to a lesser degree, merit increases for station employees.

Station selling, general and administrative expenses increased 9.5%, due to several factors, including merit increases, sales incentive trip expenses, higher benefit costs and additional revenue-share expense associated with the growth in digital revenues.

As previously described, corporate and other expenses decreased by 35% in the first quarter of 2013.  The primary reason for the decline was the elimination of 75 corporate positions in the second half of 2012.  An overall decrease in incentive compensation and benefits-related expenses also contributed.

Depreciation and software amortization expense was down due to reduced levels of capital spending in recent years.  Amortization of intangible assets also decreased as a number of assets reached the end of their useful lives at the end of the first quarter of 2012.

INTEREST EXPENSE

Total interest expense increased $4.1 million in the first three months of 2013 compared to 2012.  For most of the first quarter of 2012, the Company had a bank term loan facility with outstanding principal of $363 million and an interest rate of 5.3%.  The Company amended this facility in late March of 2012, consequently, the interest rate increased to 8.5%, plus payment-in-kind (PIK) interest of 1.5%.  By contrast, the Company had a term loan with outstanding principal of $302 million and a fixed rate of 10.5% for the entire first quarter of 2013.  Non-cash interest expense increased from $1 million in the first quarter of 2012 to $2.3 million in the first quarter of 2013.   This non-cash interest expense represents accretion of discounts related to original issuance, warrants and certain fees that are amortized over the life of a loan.

INCOME TAXES

The Company recorded non-cash income tax expense from continuing operations of $3.3 million for the first three months of 2013, compared to $3.4 million in the equivalent quarter of 2012. The Company’s tax provision for each period had an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance at the beginning of each period. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, tax expense recorded in both years included the accrual of additional valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”). The Company expects the naked credit to cause approximately $13 million of non-cash income tax expense from continuing operations for the full-year 2013; other discrete tax adjustments and intraperiod tax allocations that are difficult to forecast may impact the remainder of 2013. A full discussion of the naked credit issue is contained in Note 4 of Item 8 of the Company’s Form 10-K for the year ended December 31, 2012.

DISCONTINUED OPERATIONS

In January 2013, the Company sold the intellectual property and certain tangible assets of Blockdot for a nominal amount, but it did not sell Blockdot’s working capital and certain operating leases in Dallas, Texas. The Company recorded a loss of $956 thousand from the operations of Blockdot during the first quarter of 2013, which includes a loss of approximately $700 thousand related to operating leases for space that the Company will no longer utilize.  In 2012, the Company recorded a $2.5 million loss due to the anticipated sale of Blockdot; the Company recorded an additional loss of $30 thousand related to the sale in the first three months of 2013.

The Company recorded a loss from discontinued operations of $10.1 million during the first quarter of 2012, which included the operating results of newspapers (as well as their associated websites), DealTaker, Blockdot, NetInformer and the Company’s Production Services unit for the entire period.  This loss also included a non-cash goodwill and other intangible asset impairment charge of $6.5 million net of a tax benefit of $3.6 million related to DealTaker.

OTHER

The Company has certain plans in place, mainly the Supplemental 401(k) Plan and the Director’s Deferred Compensation Plan, which are designed to align the interests of the participants with those of the shareholders.  Future fluctuations in the Company’s stock price could have a significant effect on the amount of corporate and other expenses recognized.  Each $1 change in the Company’s stock price as of March 31, 2013, would have raised or lowered the Company’s operating income by approximately $.7 million.

The Company also maintains a Deferred Compensation Plan for certain employees.  Unlike a 401(k) plan, the obligation resides with the Company and earnings are credited to each participant’s account based on the performance of participant-directed hypothetical equity and bond funds rather than actual investment activity.  Historically, the Company directed investments associated with its company owned life insurance policies to mirror investments used to determine the liability under the Deferred Compensation Plan.  However, when amounts are borrowed under the company owned life insurance policies, as was the case as of March 31, 2013, the Company is exposed to the market volatility related to its Deferred Compensation Plan liability.  A 10% change in the value of the investments used to determine the Deferred Compensation Plan liability as of quarter-end would have raised or lowered the liability and corporate and other expenses by approximately $.9 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company used a net $16 million of cash from operating activities in the first three months of 2013.  This compared to $4.4 million of net cash provided by operating activities in the year-ago period.  During the first quarter, the Company paid $26 million in cash for interest ($13 million of which was previously accrued), paid $11 million for accrued network fees and made capital expenditures of $3.3 million.  These outlays were partially funded by the Company’s operations, a net inflow of $8.3 million from company owned life insurance policies, collection of year-end receivables and a refund of a collateral deposit related to letters of credit.

As of March 31, 2013, and December 31, 2012, the Company had in place with BH Finance LLC, an affiliate of Berkshire Hathaway, a term loan with a face value of $302 million and a revolving credit facility with no outstanding balance and maximum availability of $45 million.  The term loan, which was issued at a discount of 11.5%, matures in May 2020 and bears an interest rate of 10.5%, but could decrease to 9% based on the Company’s leverage ratio, as defined in the agreement.  The revolving credit facility bears interest at a rate of 10% and is subject to a 2% commitment fee.  While the Berkshire Hathaway financing arrangement does not contain financial covenants, there are restrictions, in whole or in part, on certain activities including the incurrence of additional debt, repurchase of shares and the payment of dividends.  The financing arrangement is guaranteed by the Company’s subsidiaries.  The Company also issued common stock warrants to purchase 4.6 million shares of common stock to Berkshire Hathaway in conjunction with the financing, the warrants were subsequently exercised.  Also outstanding were 11.75% senior notes with a face value of $300 million that were issued at a price equal to 97.69% of face value. The Company was in compliance with all provisions of these agreements at March 31, 2013.

At the time of the execution of the financing arrangement and related agreements, the Company and Berkshire Hathaway (and its affiliates) were not then related parties.  However, the consummation of, and exercise of rights under, those agreements created the related-party status.  As described in Note 3 of Item 1, the Company and World Media engaged in a series of transactions to effectuate an orderly transition following the sale of the Company’s newspapers.  The Company will continue to provide a few remaining transition services to World Media, on a diminishing basis over the next several months, in the areas of information technology and digital support.

As of March 31, 2013, the Company had outstanding letters of credit of $3.4 million.  The Company has posted cash with letter of credit agents to support the letters of credit.  The Company received refunds of $1.4 million of cash collateral during the three months ended March 31, 2013.

The Company believes that its cash on hand, cash provided by operations and its revolving credit facility are more than sufficient to cover its working capital, capital expenditures, interest, pension and other cash needs in 2013 and in the coming years.  The Company would like to reduce its interest obligations and will look to refinance the senior notes by February 2014, when they become redeemable at a price of 105.875% of the outstanding principal.

OUTLOOK

Media General entered 2013 a much stronger company based on its new focus as a broadcast television and digital media company.  The Company has responded to the growth in digital platforms by investing in a new system to strengthen the content and technology of its broadcast websites and provide a single workflow between newsrooms, websites and mobile devices.  The Company also launched a new digital marketing and advertising service that offers customers a full suite of digital solutions that can reach targeted consumers in any U.S. market, and across all desktop and mobile devices.  Having achieved its goal of substantially reducing corporate expense, the Company strives to continually improve cash flow margins at its television stations, drive ratings and share increases, while continuing to manage expenses.

* * * * * * * *

Certain statements in this quarterly report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws.  Forward-looking statements include statements related to accounting estimates and assumptions, expectations regarding interest expense, corporate expense, cash flow margins, income taxes, debt arrangements, general advertising and digital advertising levels.  Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “would like,” “plans,” “may” and similar words, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

Various important factors could cause actual results to differ materially from the Company’s forward looking statements, estimates or projections including, without limitation:  changes in advertising demand, changes to pending accounting standards, the economic climate for debt refinancing, changes in consumer preferences for programming and delivery method, changes in relationships with broadcast networks, changes in relationships with cable and satellite providers, the performance of pension plan assets, health care cost trends, regulatory rulings including those related to ERISA and tax law, natural disasters, and the effects of dispositions and debt agreements on the Company’s results of operations and its financial condition.  Actual results may differ materially from those suggested by forward-looking statements for a number of reasons including those described in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31 2012.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2012, provides disclosures about market risk.  As of March 31, 2013, there have been no material changes in the Company’s market risk from December 31, 2012.

Item 4.	Controls and Procedures

The Company’s management, including the chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013.  Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013. There have been no significant changes in the Company’s internal controls or in other factors that are reasonably likely to adversely affect internal control subsequent to the date of this evaluation.

During the first three months of 2013, the Company completed the installation and integration of a traffic system for its digital operations which should improve business processes and expand customer service opportunities.

PART II.            OTHER INFORMATION

Item 2 .	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares withheld to satisfy tax withholding obligations upon the release of restrictions on Performance Accelerated Restricted Stock awarded under the Company’s Long-Term Incentive Plan during the three months ended March 31, 2013:

Date	Total Number of Shares Purchased	Average Price Per Share
January 2	39,262	$4.30
February 1	2,881	$4.14

Item 6.	Exhibits

(a)	Exhibits

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

101
The following financial information from the Media General, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL includes: (i) Consolidated Condensed Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2013 and March 25, 2012, (iii) Consolidated Condensed Statements of Comprehensive Loss for the three months ended March 31, 2013 and March 25, 2012, (iv) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2013 and March 25, 2012, and (v) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

DATE: May 10, 2013	/s/ George L. Mahoney
George L. Mahoney
President and Chief Executive Officer

DATE: May 10, 2013	/s/ James F. Woodward
James F. Woodward
Vice President - Finance and Chief Financial Officer