Form 10-Q
period 2013-06-30
MEDIA GENERAL INC
filed 2013-08-09
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number:	1-6383

MEDIA GENERAL, INC.

(Exact name of registrant as specified in its charter)

Commonwealth of Virginia	54-0850433
(State or other jurisdiction ofincorporation or organization)	(I.R.S. Employer Identification No.)

333 E. Franklin St., Richmond, VA	23219
(Address of principal executive offices)	(Zip Code)

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

Larger accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2013.

Class A Common shares:	27,371,846
Class B Common shares:	548,564

MEDIA GENERAL, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2013

		Page
Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets – June 30, 2013 and December 31, 2012	1

	Consolidated Condensed Statements of Operations – Three and six months ended June 30, 2013 and June 24, 2012	3

	Consolidated Condensed Statements of Comprehensive Income (Loss) – Three and six months ended June 30, 2013 and June 24, 2012	4

	Consolidated Condensed Statements of Cash Flows – Six months ended June 30, 2013 and June 24, 2012	5

	Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	28

Item 4.	Controls and Procedures	28

Part II. Other Information

Item 6.	Exhibits	29

	(a) Exhibits

Signatures		30

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(000's except shares)

	June 30, 2013	December 31, 2012

ASSETS

Current assets:
Cash and cash equivalents	$25,244	$36,802
Accounts receivable - net	60,152	58,486
Other	11,179	18,493
Assets of discontinued operations	-	670
Total current assets	96,575	114,451

Other assets	33,961	45,462

Property, plant and equipment - net	162,580	166,105

FCC licenses and other intangibles - net	199,372	200,254

Excess of cost over fair value of net identifiable assets of acquired businesses	247,149	247,149
	$739,637	$773,421

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(000's except shares and per share data)

	June 30, 2013	December 31, 2012

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$14,983	$11,669
Accrued expenses and other liabilities	50,996	64,362
Liabilities of discontinued operations	-	467
Total current liabilities	65,979	76,498

Long-term debt	296,210	295,721

Long-term debt - related party	260,445	257,466

Retirement, post-retirement and post-employment plans	236,987	242,309

Deferred income taxes	65,545	58,865

Other liabilities and deferred credits	20,842	18,786

Stockholders' deficit:
Preferred stock, par value $5 per share, authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 27,352,562 and 27,215,117 shares	136,763	136,076
Class B, authorized 600,000 shares; issued 548,564 shares	2,743	2,743
Additional paid-in capital	23,459	23,024
Accumulated other comprehensive loss	(217,084)	(219,656)
Accumulated deficit	(152,252)	(118,411)
Total stockholders' deficit	(206,371)	(176,224)
	$739,637	$773,421

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(000's except for per share data)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Station revenue (less agency commissions)	$82,020	$83,098	$155,959	$157,312

Operating costs:
Station production expenses	31,412	30,850	63,415	60,901
Station selling, general and administrative expenses	23,208	21,374	45,755	41,968
Corporate and other expenses	9,084	7,635	16,788	19,511
Depreciation and software amortization	5,636	5,641	11,157	11,591
Amortization of intangible assets	441	441	882	1,754
Net loss (gain) related to fixed assets	111	(179)	68	(250)
Merger-related expenses	7,171	-	7,171	-
Total operating costs	77,063	65,762	145,236	135,475
Operating income	4,957	17,336	10,723	21,837
Other income (expense):
Interest expense	(9,492)	(16,762)	(18,821)	(31,913)
Interest expense - related party	(10,005)	(4,895)	(19,918)	(4,895)
Debt modification and extinguishment costs	-	(7,689)	-	(18,097)
Other, net	(225)	230	(174)	412
Total other expense	(19,722)	(29,116)	(38,913)	(54,493)

Loss from continuing operations before income taxes	(14,765)	(11,780)	(28,190)	(32,656)
Income tax expense	1,924	3,409	5,208	6,817
Loss from continuing operations	(16,689)	(15,189)	(33,398)	(39,473)
Discontinued operations:
Income (loss) from discontinued operations (net of taxes)	543	590	(413)	(9,550)
Loss related to divestiture of discontinued operations (net of taxes)	-	(131,697)	(30)	(131,697)
Net loss	$(16,146)	$(146,296)	$(33,841)	$(180,720)
Net loss per common share:
Loss from continuing operations	$(0.61)	$(0.67)	$(1.22)	$(1.75)
Discontinued operations	0.02	(5.81)	(0.01)	(6.26)
Net loss per common share – basic and assuming dilution	$(0.59)	$(6.48)	$(1.23)	$(8.01)

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(Unaudited, 000’s)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012

Net loss	$(16,146)	$(146,296)	$(33,841)	$(180,720)

Amortization of prior-service costs (postretirement plans)	21	-	46	-
Amortization of net loss (pension and postretirement plans)	1,987	-	3,887	-
Other comprehensive income before income taxes	2,008	-	3,933	-
Income tax expense related to other comprehensive income	1,361	-	1,361	-
Other comprehensive income	647	-	2,572	-

Comprehensive loss	$(15,499)	$(146,296)	$(31,269)	$(180,720)

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(000’s)

	Six Months Ended
	June 30, 2013	June 24, 2012
Operating activities:
Net loss	$(33,841)	$(180,720)
Adjustments to reconcile net loss:
Depreciation and software amortization	11,157	19,195
Amortization of intangible assets	882	1,891
Deferred income taxes	6,569	11,613
Intraperiod tax allocation	(1,361)	-
Loss related to divestiture of discontinued operations (net of taxes)	30	131,697
Goodwill and other asset impairment (net of taxes)	-	6,472
Non-cash interest expense	4,691	4,405
Debt modification and extinguishment costs	-	18,097
Change in assets and liabilities:
Company owned life insurance (cash surrender value less policy loans including repayments)	8,687	(1,097)
Accounts receivable	(900)	7,911
Accounts payable, accrued expenses, and other liabilities	(6,312)	9,819
Retirement plan contributions	(1,075)	(4,440)
Other, net	5,199	(4,632)
Net cash (used) provided by operating activities	(6,274)	20,211

Investing activities:
Capital expenditures	(7,377)	(4,253)
Collateral deposit related to letters of credit	1,366	(5,441)
Other, net	(88)	1,836
Net cash used by investing activities	(6,099)	(7,858)

Financing activities:
Increase in borrowings	-	13,000
Repayment of borrowings	-	(377,098)
Increase in related party borrowings	-	382,500
Repayment of related party borrowings	-	(10,000)
Debt issuance costs	-	(27,172)
Other, net	815	(30)
Net cash provided (used) by financing activities	815	(18,800)

Net decrease in cash and cash equivalents	(11,558)	(6,447)
Cash and cash equivalents at beginning of period	36,802	23,108
Cash and cash equivalents at end of period	$25,244	$16,661

Cash paid for interest	$33,818	$29,833
Non-cash financing activites:
Issuance of common stock warrants	$-	$(16,912)

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

Beginning with the full-year 2013, Media General's fiscal year is a conventional calendar year (January 1 – December 31). Previously, the Company's fiscal year ended on the last Sunday in December. Results for 2013 are for the three and six calendar months ended June 30, 2013. Results for 2012 are for the thirteen and twenty-six week periods ended June 24, 2012.

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

2.         On June 6, 2013, the Company and New Young Broadcasting Holding Co., Inc. (Young) announced an agreement to combine the two companies in an all-stock merger transaction. Under the merger agreement, the Company will reclassify each outstanding share of its Class A and Class B common stock into one share of a new class of Media General voting common stock, which will be entitled to elect all of Media General’s directors. One holder of shares of Class A common stock will receive shares of a separate class of unlisted Media General non-voting common stock which can be converted to voting stock. No additional consideration will be paid to the Class B shareholders for giving up their right to directly elect 70% of Media General’s directors. Media General will issue to Young’s equityholders approximately 60.2 million shares of Media General voting common stock (or, to the extent elected by Young’s equityholders, shares of Media General non-voting common stock). It is estimated that 89.1 million total shares of voting common stock and non-voting common stock will be outstanding immediately after closing, with the shareholders of Media General immediately prior to closing holding approximately 32.5% of those shares and the equityholders of Young immediately prior to closing holding approximately 67.5% of those shares. The new class of Media General voting common stock will be listed on the NYSE and trade under the symbol MEG, subject to NYSE approval. The transaction has been unanimously approved by the Media General Board of Directors and the Young Board of Directors. It also has received the necessary approval of Young’s equityholders. The combined company will retain the Media General name and will be headquartered in Richmond, Virginia. As set forth in the merger agreement, the closing of the transaction is subject to the satisfaction (or waiver) of a number of conditions, including but not limited to, the approval of various matters relating to the transaction by Media General’s Class A and Class B shareholders, the approval from the Federal Communications Commission, clearance under the Hart-Scott-Rodino antitrust act (this condition has been satisfied) and certain third party consents. The transaction is expected to close in the late third or early fourth quarter of this year. The Company incurred $7.2 million of investment banking, legal and accounting fees and expenses in the second quarter of 2013 related to the pending merger with Young.

In connection with the execution of the merger agreement, the Company signed a letter agreement with BH Finance that permits the Company to enter into the merger agreement. In addition, the letter agreement provides that, in the event the Company and Young do not refinance their credit facilities and other debt prior to the closing of the transaction, the Company’s credit agreement will, subject to the satisfaction of certain conditions, be amended at the closing to permit the closing of the transaction and to reflect the post-transaction structure of the combined company.

3.         In January of 2013, the Company sold the intellectual property and certain tangible assets of Blockdot for a nominal amount; the Company retained Blockdot’s working capital and certain operating leases in Dallas, Texas. In 2012, the Company recorded a $2.5 million loss related to the anticipated sale of Blockdot; the Company recorded an additional loss of $30 thousand related to the sale in the first quarter of 2013. In the third quarter of 2012, the Company sold all of its newspapers and associated websites (with the exception of the Tampa group) to World Media Enterprises, Inc. (World Media), a subsidiary of Berkshire Hathaway. In the fourth quarter of 2012, the Company completed the sale of its Tampa print properties and associated websites to Tampa Media Group, Inc., a new company formed by Revolution Capital Group. During the second quarter of 2012, the Company also sold DealTaker for a nominal amount, shut down its Production Services company which provided broadcast equipment and design services and discontinued its NetInformer operations. As of June 30, 2013, the Company has substantially completed its transition service obligations to World Media and Tampa Media.

As illustrated in the following chart, the results of these newspapers (as well as their associated websites), DealTaker, Blockdot, NetInformer and the Company’s Production Services unit have been presented as discontinued operations in the accompanying consolidated condensed statements of operations for the three and six months ended June 30, 2013, and June 24, 2012. Depreciation and amortization on assets related to these properties ceased as of the date in 2012 that each disposal group qualified for held-for-sale treatment. The accompanying consolidated condensed balance sheet for 2012 presents assets and liabilities of discontinued operations separately from those of continuing operations. After recording a $2.5 million loss related to the expected divestiture of Blockdot, assets of discontinued operations as of December 31, 2012, were $670 thousand. Liabilities of discontinued operations of approximately $467 thousand at December 31, 2012, consisted primarily of accounts payable and accrued expenses.

	Income (Loss) from Discontinued Operations
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands)	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Revenues	$-	$76,014	$110	$151,314
Costs and expenses	(543)	73,026	523	159,678
Income before income taxes	543	2,988	(413)	(8,364)
Income tax expense	-	2,398	-	1,186
Income (loss) from discontinued operations	$543	$590	$(413)	$(9,550)

The Company owned and operated Blockdot for part of January 2013; revenues and expenses related to this period are reflected above. When the Company sold Blockdot, it retained certain operating leases for space that the Company will no longer utilize. During the three months ended June 30, 2013, the Company recorded a $543 thousand favorable adjustment upon entering into a sublease for its Dallas office space for the remaining term of the lease. The Company recorded a net loss of approximately $100 thousand related to the operating leases during the six months ended June 30, 2013.

The Company performed an interim impairment test on DealTaker as of the end of the first quarter 2012, which resulted in a non-cash goodwill and other intangible asset impairment charge of $6.5 million net of a tax benefit of $3.6 million included in the loss from discontinued operations for the six months ended June 24, 2012.

4.         Berkshire Hathaway and its wholly owned subsidiary, World Media, are considered related parties. As described in Notes 3 and 6, the Company consummated financing arrangements, granted warrants that were exercised, sold most its newspaper assets and engaged in a series of transition services with Berkshire Hathaway. At the time of the original agreements for the financing arrangements (including the warrant agreement) and the sale of the newspaper assets, the Company and Berkshire Hathaway were not then related parties. The consummation of, along with the exercise of rights under, those agreements created the related-party status.

As of June 30, 2013, Berkshire Hathaway owned approximately 17% of the Class A shares of the Company and had recommended to the Company an individual who is actively serving as a Director in accordance with the Shareholder Agreement. Berkshire Hathaway was also the counterparty to the Company’s term loan and revolving line of credit. Following the sale of the Company’s newspaper assets, the Company and World Media engaged in a series of transition services to effectuate the transfer in a smooth and orderly fashion. During the three and six months ended June 30, 2013, the Company provided World Media services and support in the areas of information technology and digital for fees that were designed to approximate the Company’s cost. Payments received from World Media for these transition services totaled approximately $200 thousand and $1.2 million, respectively, for the three and six months ended June 30, 2013. During the three and six months ended June 30, 2013, the Company also was reimbursed for approximately $150 thousand and $1.3 million, respectively, of medical claims paid on behalf of World Media. World Media provided services and support to the Company in the areas of information technology support, billing and remittance processing for fees that were designed to approximate World Media’s cost. Payments for these amounts totaled approximately $50 thousand and $150 thousand during the three and six months ended June 30, 2013, respectively. In addition, the Company passed along approximately $200 thousand of other collections to World Media during the three and six months ended June 30, 2013.

As of June 30, 2013, the Company had a receivable for transition services of $670 thousand included in the line item “Other” current assets on the consolidated condensed balance sheet.

During the three and six months ended June 30, 2013, the Company made interest payments of $8.2 million and $16.2 million, respectively, to Berkshire Hathaway. As of June 30, 2013, the Company had accrued interest payable to Berkshire Hathaway of $270 thousand included in the line item “Accrued expenses and other liabilities” on the consolidated condensed balance sheet.

5.          The Company recorded non-cash income tax expense from continuing operations of $1.9 million and $5.2 million in the second quarter and first six months of 2013, compared to $3.4 million and $6.8 million in the equivalent quarter and six months of 2012. The Company’s tax provision for each period had an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance at the beginning of each period. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that otherwise would be recognized is offset by the change to the valuation allowance.  However, tax expense recorded in the second quarters of 2013 and 2012 included the accrual of non-cash tax expense of approximately $3.3 million and $3.4 million, respectively, of additional valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”). The “naked credit” expense was partially offset in the second quarter of 2013 by approximately $1.4 million of tax benefit related to the intraperiod allocation items in Other Comprehensive Income. A full discussion of the naked credit issue is contained in Note 4 of Item 8 of the Company’s Form 10-K for the year ended December 31, 2012.

6. Long-term debt at June 30, 2013, and December 31, 2012, was as follows:

(In thousands)	June 30, 2013	Dec. 31, 2012
Term loan:
Face value	$301,537	$301,537
Remaining original issue discount	(29,891)	(32,058)
Remaining warrant discount	(11,201)	(12,013)
Carrying value	260,445	257,466

Revolving credit facility ($45 million remaining availability)	-	-

Senior notes:
Face value	299,800	299,800
Remaining original issue discount	(3,594)	(4,091)
Carrying value	296,206	295,709

Capital lease liability	4	12

Total carrying value	$556,655	$553,187

As of June 30, 2013, and December 31, 2012, the Company had in place a term loan with a face value of $302 million and a revolving credit facility with no outstanding balance and maximum availability of $45 million. Also outstanding were 11.75% senior secured notes with a face value of $300 million that were issued at a price equal to 97.69% of face value. The term loan with Berkshire Hathaway matures in May 2020 and bears an interest rate of 10.5%, but could decrease to 9% based on the Company’s leverage ratio, as defined in the agreement. The Company was in compliance with the provisions of both agreements at June 30, 2013.

In May 2012, the Company consummated a financing arrangement with BH Finance LLC, an affiliate of Berkshire Hathaway, that provided the Company with a $400 million term loan and a $45 million revolving credit facility. The Company subsequently repaid approximately $98 million of principal on the term loan. The term loan was issued at a discount of 11.5% and was secured pari passu with the Company’s existing 11.75% senior secured notes due 2017. While the financing arrangement does not contain financial covenants, there are restrictions, in whole or in part, on certain activities including the incurrence of additional debt, repurchase of shares and the payment of dividends. The term loan may be repaid voluntarily prior to maturity, in whole or in part, at a price equal to 100% of the principal amount repaid plus accrued and unpaid interest, plus a premium, which starts at 14.5% and steps down over time beginning in May 2016, as set forth in the agreement. Other factors, such as the sale of assets, may result in a mandatory prepayment or an offer to prepay a portion of the term loan without premium or penalty. The Company considers the prepayment feature to be an embedded derivative which it bifurcates from the term loan when the fair value is determinable. The term loan and revolving credit facility will mature in May 2020 and are guaranteed by the Company’s subsidiaries. The revolving credit facility bears interest at a rate of 10% and is subject to a 2% fee on the unused portion of the commitment. The Company also issued common stock warrants to purchase 4.6 million shares of common stock to Berkshire Hathaway in conjunction with the financing, the warrants were exercised subsequently.

In conjunction with the secured financing with Berkshire Hathaway and the use of the proceeds of that financing to repay the previous bank credit facility in the second quarter of 2012, the Company recorded debt modification and extinguishment costs of $7.7 million, primarily due to the write-off of unamortized fees related to the previous credit facility.  In addition, the Company capitalized $11.5 million of advisory and legal fees related to the Berkshire Hathaway financing; these fees are amortized as interest expense over the term of the financing arrangement.  Previously, in March 2012, the Company amended its bank credit agreement which resulted in a $10.4 million of expense for debt modification and extinguishment costs including certain advisory, arrangement, and legal fees related to that refinancing.

The previous bank credit facility had an interest rate of LIBOR (with a 1.5% floor) plus a margin of 7% and commitment fees of 2.5%. In addition to this cash interest, the Company accrued payment-in-kind (PIK) interest of 1.5%. This PIK interest, which totaled approximately $1 million, was treated as additional bank term loan principal and was paid in cash upon repayment of the entire facility.

The following table includes information about the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2013, and December 31, 2012:

	June 30, 2013		December 31, 2012
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Investments
Trading	$194	$194	$198	$198
Liabilities:
Long-term debt:
Revolving credit facility ($45 million available)	-	-	-	-
Term loan	260,445	335,302	257,466	343,746
11.75% senior notes	296,206	331,093	295,709	346,269

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

7.         The following table sets forth the computation of basic and diluted loss per share for continuing operations for the three and six months ended June 30, 2013, and June 24, 2012. There were approximately 300 thousand shares and 150 thousand shares (representing the weighted-average of outstanding stock options) that were not included in the computation of diluted EPS for the second quarter and first six months of 2013, respectively, because to do so would have been anti-dilutive for the periods presented. There were approximately 1.6 million shares and 800 thousand shares (representing the weighted-average of common stock warrants issued to Berkshire Hathaway prior to their exercise) that were not included in the computation of diluted EPS for the second quarter and first six months of 2012, respectively, because to do so would have been anti-dilutive for the periods presented.

(In thousands, except per share amounts)	Three Months Ended June 30, 2013	Three Months Ended June 24, 2012

Numerator for basic and diluted earnings per share:
Loss from continuing operations available to common stockholders	$(16,689)	$(15,189)

Denominator for basic and diluted earnings per share:
Weighted average shares outstanding	27,528	22,563

Loss from continuing operations per common share (basic and diluted)	$(0.61)	$(0.67)

(In thousands, except per share amounts)	Six Months Ended June 30, 2013	Six Months Ended June 24, 2012

Numerator for basic and diluted earnings per share:
Loss from continuing operations available to common stockholders	$(33,398)	$(39,473)

Denominator for basic and diluted earnings per share:
Weighted average shares outstanding	27,474	22,559

Loss from continuing operations per common share (basic and diluted)	$(1.22)	$(1.75)

8.         The following table provides the components of net periodic employee benefits expense for the Company’s benefit plans for the second quarters and first six months of 2013 and 2012:

	Three Months Ended
	Pension Benefits		Other Benefits
(In thousands)	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Service cost	$-	$-	$5	$50
Interest cost	4,772	5,281	217	440
Expected return on plan assets	(5,725)	(5,927)	-	-
Amortization of prior-service cost	-	-	21	304
Amortization of net loss/(gain)	2,209	1,449	(222)	(235)
Net periodic benefit cost	$1,256	$803	$21	$559

	Six Months Ended
	Pension Benefits		Other Benefits
(In thousands)	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Service cost	$-	$-	$55	$100
Interest cost	9,472	10,581	442	890
Expected return on plan assets	(11,475)	(11,852)	-	-
Amortization of prior-service cost	-	-	46	629
Amortization of net loss/(gain)	4,309	2,824	(422)	(410)
Net periodic benefit cost	$2,306	$1,553	$121	$1,209

Certain components of net periodic benefit cost were reclassified out of Accumulated Other Comprehensive Loss for the three and six months ended June 30, 2013, respectively, as shown below:

(In thousands)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Amortization of prior-service cost	$21	$46
Amortization of net loss	1,987	3,887
Total reclassifications	$2,008	$3,933

9.         The following table shows the Company’s Statement of Stockholders’ Deficit as of and for the six months ended June 30, 2013:

					Accumulated
				Additional	Other
	Class A	Common Stock		Paid-in	Comprehensive	Accumulated
(In thousands, except shares and per share amounts)	Shares	Class A	Class B	Capital	Loss	Deficit	Total
Balance at December 31, 2012	27,215,117	$136,076	$2,743	$23,024	$(219,656)	$(118,411)	$(176,224)
Net loss		-	-	-	-	(33,841)	(33,841)
Other comprehensive income, net of taxes		-	-	-	2,572	-	2,572
Exercise of stock options	179,476	897	-	(156)	-	-	741
Performance accelerated restricted stock	(42,143)	(211)	-	30	-	-	(181)
Stock-based compensation		-	-	481	-	-	481
Other	112	1	-	80	-	-	81
Balance at June 30, 2013	27,352,562	$136,763	$2,743	$23,459	$(217,084)	$(152,252)	$(206,371)

10.       On July 31, 2013, the Company entered into a credit agreement with a syndicate of lenders, contingent on successful completion of the merger with Young, which will provide the combined company with a $60 million revolving credit facility and an $885 million term loan. The revolving credit facility has a term of five years and will bear interest at LIBOR plus a margin of 2.75%. The $885 million term loan has a term of seven years and will bear interest at LIBOR (with a LIBOR floor of 1%) plus a margin of 3.25%. Shield Media LLC (and its subsidiary WXXA-TV LLC) and Shield Media Lansing (and its subsidiary WLAJ-TV LLC) (collectively, “Shield Media”), companies controlling subsidiaries with which Young has shared services arrangements for two stations, entered into a new credit agreement with a syndicate of lenders, dated July 31, 2013, contingent on successful completion of the Young merger, which will refinance its outstanding aggregate $32 million term loans under one credit agreement. The existing Shield Media term loans are guaranteed on a secured basis by Young which will continue to provide its guarantee, secured by the same collateral, for the combined refinanced facility. The new Shield Media term loan has a term of five years and will bear interest at LIBOR plus a margin of 3.25%. The Company has also agreed to guarantee the new Shield Media term loan agreement, contingent on successful completion of the Young merger, but only if a guarantee is permitted under the terms of the senior secured notes.

The Media General credit agreement contains a leverage ratio covenant, which involves debt levels and a rolling eight-quarter calculation of EBITDA, as defined in the agreement. Additionally, the agreement has restrictions on certain transactions including the incurrence of additional debt, capital leases, investments, additional acquisitions, asset sales and restricted payments (including dividends and share repurchases) as defined in the agreement. The Shield Media credit agreement contains a fixed charge coverage ratio, a financial covenant that is meant to measure whether the Borrowers can satisfy their fixed charges (interest, debt payments, capital expenditures and taxes) when due by measuring fixed charges to EBITDA, calculated on a rolling eight-quarter basis, as defined in the agreement.   The agreement also has restrictions on transactions similar in nature to those in the new Media General agreement, but scaled to Shield Media’s smaller size.  The agreement also has more specific covenants regarding the operation of the business and requires that each Shield Media holding company that controls a Shield Media station limit its activities to performance of its obligations under the Shield Media credit documents and activities incidental thereto including owning a Shield Media station and performance of its obligations under and activities related to the shared services agreement. Both the Media General and Shield Media credit agreements contain cross default provisions.

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

Media General, Inc.

Condensed Consolidating Balance Sheet

As of June 30, 2013

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$24,439	$805	$-	$-	$25,244
Accounts receivable - net	-	60,152	-	-	60,152
Other	3,754	7,425	-	-	11,179
Total current assets	28,193	68,382	-	-	96,575

Investment in and advances to subsidiaries	10,276	1,323,228	-	(1,333,504)	-
Intercompany note receivable	567,408	-	-	(567,408)	-
Other assets	28,342	5,425	194	-	33,961
Property, plant and equipment - net	19,158	143,422	-	-	162,580
FCC licenses and other intangibles - net	-	199,372	-	-	199,372
Excess cost over fair value of net identifiable assets of acquired businesses	-	247,149	-	-	247,149
TOTAL ASSETS	$653,377	$1,986,978	$194	$(1,900,912)	$739,637

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,772	$3,211	$-	$-	$14,983
Accrued expenses and other liabilities	35,927	15,069	-	-	50,996
Total current liabilities	47,699	18,280	-	-	65,979

Long-term debt	296,206	4	-	-	296,210
Long-term debt - related party	260,445	-	-	-	260,445
Intercompany loan	-	567,408	-	(567,408)	-
Retirement, post-retirement and post-employment plans	236,987	-	-	-	236,987
Deferred income taxes	-	65,545	-	-	65,545
Other liabilities and deferred credits	17,171	2,196	1,475	-	20,842

Stockholders' equity (deficit):
Common stock	139,506	2,801	-	(2,801)	139,506
Additional paid-in capital	24,699	1,731,098	(1,899)	(1,730,439)	23,459
Accumulated other comprehensive loss	(217,084)	-	-	-	(217,084)
Retained earnings (accumulated deficit)	(152,252)	(400,354)	618	399,736	(152,252)
Total stockholders' equity (deficit)	(205,131)	1,333,545	(1,281)	(1,333,504)	(206,371)

TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY (DEFICIT)	$653,377	$1,986,978	$194	$(1,900,912)	$739,637

Media General, Inc.

Condensed Consolidating Balance Sheets

As of December 31, 2012

(In thousands)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$36,414	$388	$-	$-	$36,802
Accounts receivable - net	-	58,486	-	-	58,486
Other	6,562	11,931	-	-	18,493
Assets of discontinued operations	-	670	-	-	670
Total current assets	42,976	71,475	-	-	114,451

Investment in and advances to subsidiaries	14,281	1,346,705	-	(1,360,986)	-
Intercompany note receivable	564,681	-	-	(564,681)	-
Other assets	38,469	6,795	198	-	45,462
Property, plant and equipment - net	19,647	146,458	-	-	166,105
FCC licenses and other intangibles - net	-	200,254	-	-	200,254
Excess of cost over fair value of net identifiable assets of acquired businesses	-	247,149	-	-	247,149
TOTAL ASSETS	$680,054	$2,018,836	$198	$(1,925,667)	$773,421

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,488	$4,181	$-	$-	$11,669
Accrued expenses and other liabilities	36,155	28,207	-	-	64,362
Liabilities of discontinued operations	-	467	-	-	467
Total current liabilities	43,643	32,855	-	-	76,498

Long-term debt	295,714	7	-	-	295,721
Long-term debt - related party	257,466	-			257,466
Intercompany loan	-	564,681	-	(564,681)	-
Retirement, post-retirement and post-employment plans	242,309	-	-	-	242,309
Deferred income taxes	-	58,865	-	-	58,865
Other liabilities and deferred credits	15,567	2,442	777	-	18,786

Stockholders' equity (deficit):
Common stock	138,819	2,801	-	(2,801)	138,819
Additional paid-in capital	24,603	1,733,641	(1,977)	(1,733,243)	23,024
Accumulated other comprehensive loss	(219,656)	-	-	-	(219,656)
Retained earnings (accumulated deficit)	(118,411)	(376,456)	1,398	375,058	(118,411)
Total stockholders' equity (deficit)	(174,645)	1,359,986	(579)	(1,360,986)	(176,224)

TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY (DEFICIT)	$680,054	$2,018,836	$198	$(1,925,667)	$773,421

Media General, Inc.

Condensed Consolidating Statements of Operations

and Comprehensive Loss

Three Months Ended June 30, 2013

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Station revenue (less agency commissions)	$6,941	$82,020	$-	$(6,941)	$82,020

Operating costs:
Station production expenses	-	31,412	-	-	31,412
Station selling, general, and administrative expenses	-	30,149	-	(6,941)	23,208
Corporate and other expenses	8,494	-	590	-	9,084
Depreciation and software amortization	449	5,187	-	-	5,636
Amortization of intangible assets	-	441	-	-	441
Net loss (gain) related to fixed assets	(30)	141	-	-	111
Merger-related expenses	7,171	-	-	-	7,171
Total operating costs	16,084	67,330	590	(6,941)	77,063

Operating income (loss)	(9,143)	14,690	(590)	-	4,957

Other income (expense):
Interest expense	(9,471)	(21)	-	-	(9,492)
Interest expense - related party	(10,005)	-	-	-	(10,005)
Intercompany interest income (expense)	20,395	(20,395)	-	-	-
Investment income (loss) - consolidated affiliates	(7,963)	-	-	7,963	-
Other, net	41	(266)	-	-	(225)
Total other income (expense)	(7,003)	(20,682)	-	7,963	(19,722)

Income (loss) from continuing operations before income taxes	(16,146)	(5,992)	(590)	7,963	(14,765)

Income tax expense	-	1,924	-	-	1,924

Income (loss) from continuing operations	(16,146)	(7,916)	(590)	7,963	(16,689)
Discontinued operations (net of tax):
Loss from discontinued operations	-	543	-	-	543

Net income (loss)	$(16,146)	$(7,373)	$(590)	$7,963	$(16,146)

Comprehensive income (loss)	$(15,499)	$(7,373)	$(590)	$7,963	$(15,499)

Media General, Inc.

Condensed Consolidating Statements of Operations

and Comprehensive Loss

Three Months Ended June 24, 2012

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Station revenue (less agency commissions)	$7,267	$83,502	$-	$(7,671)	$83,098

Operating costs:
Station production expenses	-	31,263	-	(413)	30,850
Station selling, general, and administrative expenses	-	28,664	-	(7,290)	21,374
Corporate and other expenses	7,176	661	(202)	-	7,635
Depreciation and software amortization	565	5,076	-	-	5,641
Amortization of intangible assets	-	441	-	-	441
Net loss (gain) related to fixed assets	(422)	243	-	-	(179)
Total operating costs	7,319	66,348	(202)	(7,703)	65,762

Operating income (loss)	(52)	17,154	202	32	17,336

Other income (expense):
Interest expense	(16,746)	(16)	-	-	(16,762)
Interest expense - related party	(4,895)	-	-	-	(4,895)
Debt modification and extinguishment costs	(7,689)	-	-	-	(7,689)
Intercompany interest income (expense)	20,866	(20,866)	-	-	-
Investment income (loss) - consolidated affiliates	(138,038)	-	-	138,038	-
Other, net	258	(28)	-	-	230
Total other income (expense)	(146,244)	(20,910)	-	138,038	(29,116)

Income (loss) from continuing operations before income taxes	(146,296)	(3,756)	202	138,070	(11,780)

Income tax expense	-	3,409	-	-	3,409

Income (loss) from continuing operations	(146,296)	(7,165)	202	138,070	(15,189)
Discontinued operations (net of tax):
Income (loss) from discontinued operations	-	622	-	(32)	590
Loss related to divestiture of operations	-	(131,697)	-	-	(131,697)

Net income (loss)	$(146,296)	$(138,240)	$202	$138,038	$(146,296)

Comprehensive income (loss)	$(146,296)	$(138,240)	$202	$138,038	$(146,296)

Media General, Inc.

Condensed Consolidating Statements of Operations

and Comprehensive Loss

Six Months Ended June 30, 2013

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Station revenue (less agency commissions)	$11,988	$155,959	$-	$(11,988)	$155,959

Operating costs:
Station production expenses	-	63,415	-	-	63,415
Station selling, general, and administrative expenses	-	57,743	-	(11,988)	45,755
Corporate and other expenses	16,008	-	780	-	16,788
Depreciation and software amortization	881	10,276	-	-	11,157
Amortization of intangible assets	-	882	-	-	882
Net loss (gain) related to fixed assets	(73)	141	-	-	68
Merger-related expenses	7,171	-	-	-	7,171
Total operating costs	23,987	132,457	780	(11,988)	145,236

Operating income (loss)	(11,999)	23,502	(780)	-	10,723

Other income (expense):
Interest expense	(18,782)	(39)	-	-	(18,821)
Interest expense - related party	(19,918)	-	-	-	(19,918)
Intercompany interest income (expense)	41,466	(41,466)	-	-	-
Investment income (loss) - consolidated affiliates	(24,678)	-	-	24,678	-
Other, net	70	(244)	-	-	(174)
Total other income (expense)	(21,842)	(41,749)	-	24,678	(38,913)

Income (loss) from continuing operations before income taxes	(33,841)	(18,247)	(780)	24,678	(28,190)

Income tax expense	-	5,208	-	-	5,208

Income (loss) from continuing operations	(33,841)	(23,455)	(780)	24,678	(33,398)
Discontinued operations (net of tax):
Loss from discontinued operations	-	(413)	-	-	(413)
Loss related to divestiture of operations	-	(30)	-	-	(30)

Net income (loss)	$(33,841)	$(23,898)	$(780)	$24,678	$(33,841)

Comprehensive income (loss)	$(31,269)	$(23,898)	$(780)	$24,678	$(31,269)

Media General, Inc.

Condensed Consolidating Statements of Operations

and Comprehensive Loss

Six Months Ended June 24, 2012

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Station revenue (less agency commissions)	$15,821	$157,770	$-	$(16,279)	$157,312

Operating costs:
Station production expenses	-	61,373	-	(472)	60,901
Station selling, general, and administrative expenses	-	57,833	-	(15,865)	41,968
Corporate and other expenses	18,185	1,361	(35)	-	19,511
Depreciation and software amortization	1,498	10,093	-	-	11,591
Amortization of intangible assets	-	1,754	-	-	1,754
Net loss (gain) related to fixed assets	(493)	243	-	-	(250)
Total operating costs	19,190	132,657	(35)	(16,337)	135,475

Operating income (loss)	(3,369)	25,113	35	58	21,837

Other income (expense):
Interest expense	(31,882)	(31)	-	-	(31,913)
Interest expense - related party	(4,895)	-	-	-	(4,895)
Debt modification and extinguishment costs	(18,097)	-	-	-	(18,097)
Intercompany interest income (expense)	35,571	(35,571)	-	-	-
Investment income (loss) - consolidated affiliates	(158,515)	-	-	158,515	-
Other, net	467	(55)	-	-	412
Total other income (expense)	(177,351)	(35,657)	-	158,515	(54,493)

Income (loss) from continuing operations before income taxes	(180,720)	(10,544)	35	158,573	(32,656)

Income tax expense	-	6,817	-	-	6,817

Income (loss) from continuing operations	(180,720)	(17,361)	35	158,573	(39,473)
Discontinued operations (net of tax):
Loss from discontinued operations	-	(9,492)	-	(58)	(9,550)
Loss related to divestiture of operations	-	(131,697)	-	-	(131,697)

Net income (loss)	$(180,720)	$(158,550)	$35	$158,515	$(180,720)

Comprehensive income (loss)	$(180,720)	$(158,550)	$35	$158,515	$(180,720)

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2013

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Cash flows from operating activities:
Net cash (used) provided by operating activities	$(10,658)	$4,462	$(78)	$-	$(6,274)

Cash flows from investing activities:
Capital expenditures	(514)	(6,863)	-	-	(7,377)
Collateral deposit related to letters of credit	1,366	-	-	-	1,366
Net change in intercompany note receivable	(2,727)	-	-	2,727	-
Other, net	(179)	91	-	-	(88)
Net cash (used) provided by investing activities	(2,054)	(6,772)	-	2,727	(6,099)

Cash flows from financing activities:
Net change in intercompany loan	-	2,727	-	(2,727)	-
Other, net	737	-	78	-	815
Net cash provided (used) by financing activities	737	2,727	78	(2,727)	815

Net (decrease) increase in cash and cash equivalents	(11,975)	417	-	-	(11,558)
Cash and cash equivalents at beginning of year	36,414	388	-	-	36,802
Cash and cash equivalents at end of period	$24,439	$805	$-	$-	$25,244

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 24, 2012

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Cash flows from operating activities:
Net cash provided (used) by operating activities	$17,928	$2,243	$40	$-	$20,211

Cash flows from investing activities:
Capital expenditures	(412)	(3,841)	-	-	(4,253)
Collateral deposit related to letters of credit	(5,441)	-	-		(5,441)
Net change in intercompany note receivable	(472)	-	-	472	-
Other, net	894	942	-	-	1,836
Net cash (used) provided by investing activities	(5,431)	(2,899)	-	472	(7,858)

Cash flows from financing activities:
Increase in borrowings	13,000	-	-	-	13,000
Repayment of borrowings	(377,098)	-	-	-	(377,098)
Net change in intercompany loan	-	472	-	(472)	-
Increase in related party borrowings	382,500	-	-	-	382,500
Repayment of related party borrowings	(10,000)	-	-	-	(10,000)
Debt issuance costs	(27,172)	-	-	-	(27,172)
Other, net	18	(8)	(40)	-	(30)
Net cash (used) provided by financing activities	(18,752)	464	(40)	(472)	(18,800)

Net decrease in cash and cash equivalents	(6,255)	(192)	-	-	(6,447)
Cash and cash equivalents at beginning of year	21,674	1,434	-	-	23,108
Cash and cash equivalents at end of period	$15,419	$1,242	$-	$-	$16,661

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Media General, Inc. (Media General or the Company), through its subsidiaries, is a provider of news, information and entertainment across 18 network-affiliated broadcast television stations and their associated digital media and mobile platforms. The Company’s stations serve consumers and advertisers in strong local markets, primarily in the southeastern United States. Media General’s network affiliations include eight NBC stations, eight CBS stations, one ABC station and one CW station. The Company entered the television business in 1955 when it launched WFLA-TV in Tampa, Florida, as an NBC affiliate. Today, WFLA is the Company’s largest TV station, operating in the 14th largest designated market area (DMA) in the United States. Six of the Company’s stations operate in Top 50 markets in the United States. Media General’s stations reach more than one-third of TV households in the Southeast and more than 8 percent of U.S. TV households.

On June 5, 2013, the Company entered into a merger agreement with Young. The transaction is expected to close in the late third or early fourth quarter of 2013. The combined company will own or operate 31 network-affiliated television stations across 28 markets, reaching approximately 16.5 million, or approximately 14%, of U.S. TV households. The combined company’s increased size is expected to enhance its ability to capture the operating synergies of a larger company, participate in retransmission revenue growth, provide opportunities for broadcast and digital market share growth and obtain more favorable syndicated programming arrangements. Moreover, the Company believes the combined company will have a strong balance sheet, including significant net operating loss carryforwards that will survive the transaction, and an enhanced credit profile, which allows the combined company to refinance existing debt at a significantly lower cost of capital. The combined company is expected to have an enhanced financial ability to pursue and finance additional strategic acquisitions, and thereby have a greater ability to participate in ongoing industry consolidation, than Media General would have had on a stand-alone basis. As set forth in the merger agreement, the closing of the transaction is subject to the satisfaction (or waiver) of a number of conditions, including but not limited to, the approval of various matters relating to the transaction by Media General’s Class A and Class B shareholders, the approval from the Federal Communications Commission, clearance under the Hart-Scott-Rodino antitrust act (this condition has been satisfied) and certain third party consents.

RESULTS OF OPERATIONS

The Company recorded a net loss of $16 million ($0.59 per share) and $34 million ($1.23 per share) in the second quarter and first six months of 2013, respectively, compared to a net loss of $146 million ($6.48 per share) and $181 million ($8.01 per share) in the second quarter and first six months of 2012. Net loss for the second quarter and first six months of 2012 included the operating results of newspapers, Blockdot, DealTaker, NetInformer and its production services company. All of these properties, with the exception of Blockdot, were sold or otherwise disposed prior to the end of 2012. Net loss for the second quarter and first half of 2012 also included losses of $132 million related to the divestiture of these discontinued operations. Net loss for the first half of 2013 included the revenue and expenses of Blockdot for the first three weeks of the year, a net loss of $100 thousand related to certain operating leases for space (formerly occupied by Blockdot) that the Company will no longer utilize and an additional loss of $30 thousand related to the sale of Blockdot.

Losses from continuing operations of $17 million and $33 million for the second quarter and first six months of 2013, respectively, compared to losses from continuing operations of $15 million and $39 million in the equivalent 2012 periods. The loss from continuing operations for the second quarter and first six months of 2013, included $7.2 million of investment banking, legal and accounting fees and expenses related to the pending merger with Young. The loss from continuing operations included debt modification and extinguishment costs of $7.7 million and $18 million in the second quarter and year-to-date 2012 period, respectively.

Operating income in the second quarter of 2012 of $17 million decreased to $5 million in the second quarter of 2013 due in large part to $7.2 million of merger-related expenses and the higher stock price’s effect on the Company’s Directors’ Deferred Compensation and Supplemental 401(k) Plans. Revenue was down slightly and station expenses increased 4.6%. For the first six months of 2013, operating income of $11 million was half the prior-year levels for many of the same reasons.

REVENUES

Revenues are grouped primarily into five major categories: Local, National, Political, Cable/Satellite Retransmission and Digital. The following chart summarizes the total consolidated period-over-period changes in these select revenue categories:

Change in Revenue by Major Category

2013 versus 2012

	Second Quarter Change		Year-to-date Change
(In thousands)	Amount	Percent	Amount	Percent
Local (gross)	$(887)	(1.9)	$(1,601)	(1.8)
National (gross)	1,304	5.6	877	2.0
Political (gross)	(6,429)	(86.1)	(12,110)	(88.7)
Cable/Satellite Retransmission	3,680	38.1	8,468	46.1
Digital (gross)	419	17.0	792	17.5

As is typical in odd-numbered years due to the relative absence of elections, Political revenue dropped by nearly 90% in the second quarter and year-to-date 2013 periods, respectively. While retransmission revenue and digital revenue rose sharply in both periods, it was not enough to fully offset this decline. Core Local and National broadcast advertising revenues increased slightly in the second quarter of 2013 led by a 5.5% rise in automotive advertising. While automotive was up 3.9% in the year-to-date period, core broadcast advertising revenues experienced an overall decrease driven in large part because of the Super Bowl being aired on a different network in 2013. In 2012, the Super Bowl aired on the Company’s eight NBC stations which are located in larger markets and generated $2.8 million of revenue. Super Bowl revenues in 2013 were $1.2 million, and the game was carried on the Company’s eight CBS stations. Also contributing in 2013 was overall softness in the Tampa advertising market.

OPERATING COSTS

Operating costs increased by $11 million (17%) in the second quarter of 2013 driven by $7.2 million of investment banking, legal and accounting fees and expenses related to the pending merger with Young, a $2.4 million increase in station operating costs and an increase in corporate and other expenses due to the rising stock price’s effect on incentive compensation and benefit plans (as discussed previously). For the six months ended June 30, 2013, operating costs increased by $9.8 million (7.2%), as a $2.7 million decrease in corporate and other expenses was not enough to offset merger-related expenses and a $6.3 million rise in station operating costs.

Station production expenses rose 1.8% and 4.1% in the three and six months ended June 30, 2013, due primarily to increased network affiliate fees (including reverse compensation), and to a lesser degree, merit increases for station employees.

Station selling, general and administrative expenses increased approximately 9% in the second quarter and first half of 2013, due to several factors, including merit increases, sales incentive trip expenses and additional revenue-share expense associated with the growth in digital revenues.

Corporate and other expenses increased by $1.4 million (19%) in the second quarter of 2013 but decreased by $2.7 million (14%) in the first six months. While core corporate expenses decreased by more than 40% in each period compared to 2012 (due to the elimination of 75 corporate positions in the second half of 2012), the declines were countered by the effects of a rising stock price. The Supplemental 401(k) Plan and the Directors’ Deferred Compensation Plan (the Plans) are designed to align the interests of the participants with those of the shareholders. In the second quarter and first six months of 2013, the Company’s stock price rose by $5.09 and $6.73, respectively. Consequently, the Company recorded increases of $3.7 million and $4.9 million to its Plan liabilities and corporate and other expenses in the respective 2013 periods. Conversely, the Company’s stock price fell by $1.45 and $0.26, in the corresponding 2012 periods leading to decreases to corporate and other expenses of $.9 million and $.2 million, respectively.

Depreciation and amortization expenses were essentially flat in the second quarter of 2013 compared to 2012. However, year-to-date amortization of intangible assets decreased by 50% as a number of assets reached the end of their useful lives at the end of the first quarter of 2012.

INTEREST EXPENSE

Total interest expense decreased $2.2 million (10%) in the second quarter of 2013 compared to 2012 as the Company repaid approximately $117 million of principal in the second half of 2012. However, total interest expense increased by $1.9 million (5.2%) for the first six months of 2013 compared to 2012 as lower average principal was not enough to overcome higher interest rates. For most of the first quarter of 2012, the Company had a bank term loan facility with outstanding principal of $363 million and an interest rate of 5.3%. The Company amended this facility in late March of 2012, consequently, the all-in interest rate increased to 10%. In May of 2012, the Company entered into its current financing arrangement with Berkshire Hathaway which increased the cash interest rate on the term loan to 10.5%. By contrast, the Company had a term loan with outstanding principal of $302 million and a fixed interest rate of 10.5% for the entire first half of 2013.

Total interest expense included non-cash interest of $2.3 million and $4.7 million for the second quarter and first half of 2013 compared to non-cash interest of $3.4 million and $4.4 million for the equivalent 2012 periods. This non-cash interest expense represents accretion of discounts related to original issuance, warrants and certain fees that are amortized over the life of a loan. Non-cash interest expense for 2012 also includes payment-in-kind (PIK) interest of nearly $1 million which was incurred between March and May 2012 under the Company’s previous credit facility.

INCOME TAXES

The Company recorded non-cash income tax expense from continuing operations of $1.9 million and $5.2 million in the second quarter and first six months of 2013, compared to $3.4 million and $6.8 million in the equivalent quarter and six months of 2012. The Company’s tax provision for each period had an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance at the beginning of each period. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that otherwise would be recognized is offset by the change to the valuation allowance.  However, tax expense recorded in the second quarters of 2013 and 2012 included the accrual of non-cash tax expense of approximately $3.3 million and $3.4 million, respectively, of additional valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”). The “naked credit” expense was partially offset in the second quarter of 2013 by approximately $1.4 million of tax benefit related to the intraperiod allocation items in Other Comprehensive Income. A full discussion of the naked credit issue is contained in Note 4 of Item 8 of the Company’s Form 10-K for the year ended December 31, 2012.

DISCONTINUED OPERATIONS

The Company recorded income of $543 thousand and a loss of $413 thousand from the operations of Blockdot in the three and six months ended June 30, 2013, respectively. In January 2013, the Company sold the intellectual property and certain tangible assets of Blockdot for a nominal amount, but it did not sell Blockdot’s working capital and certain operating leases for space that the Company will no longer utilize. The Company recorded a net loss of approximately $100 thousand related to these operating leases during the six months ended June 30, 2013. During the three months ended June 30, 2013, the Company recorded a $543 thousand favorable adjustment upon entering into a sublease for its Dallas office space for the remaining term of the lease. In the second half of 2012, the Company recorded a $2.5 million loss due to the anticipated sale of Blockdot; the Company recorded an additional loss of $30 thousand related to the sale in the first quarter of 2013.

The Company recorded income from discontinued operations of $590 thousand and a loss from discontinued operations of $9.6 million during the second quarter and first six months of 2012, respectively, which included the operating results of newspapers (as well as their associated websites), DealTaker, Blockdot, NetInformer and the Company’s Production Services unit. The loss for the first half of 2012 included a noncash impairment charge of $6.5 million net of a tax benefit of $3.6 million related to DealTaker. The Company also recorded a $132 million after-tax loss related to the divestiture of discontinued operations, in the second quarter of 2012. The total after-tax loss included an estimated loss on the sale of newspapers to World Media of $110 million, an estimated loss on the sale of the Tampa print properties of $18 million, and a loss on the sale of DealTaker of $4 million.

        OTHER

As indicated above, fluctuations in the Company’s stock price has a significant effect on the amount of corporate and other expenses recognized due to the nature of the Supplemental 401(k) and the Directors’ Deferred Compensation plans. Each $1 change in the Company’s stock price as of June 30, 2013, would have raised or lowered the Company’s liabilities and corporate and other expenses by approximately $.7 million.

The Company also maintains a Deferred Compensation Plan for certain employees. Unlike a 401(k) plan, this obligation resides with the Company, and earnings are credited to each participant’s account based on the performance of participant-directed hypothetical equity and bond funds rather than actual investment activity. Historically, the Company directed investments associated with its company-owned life insurance policies to mirror investments used to determine the liability under the Deferred Compensation Plan. However, when amounts are borrowed under the company owned life insurance policies, as was the case as of June 30, 2013, the Company is exposed to the market volatility related to its Deferred Compensation Plan liability. A 10% change in the value of the investments used to determine the Deferred Compensation Plan liability as of quarter-end would have raised or lowered the liability and corporate and other expenses by approximately $.9 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $6.3 million of cash from operating activities in the six months ended June 30, 2013. This compared to $20 million of net cash provided by operating activities in the year-ago period. During the first half of 2013, the Company paid $34 million in cash for interest ($13 million of which was previously accrued), made capital expenditures of $7.4 million, contributed $1.1 million to its retirement plan and reduced its accounts payable and accrued expenses by $6.3 million. In addition, the Company paid cash of $4.7 million for merger-related expenses. These outlays were funded in part by a net inflow of $8.7 million from borrowings under company owned life insurance policies and a $1.4 million refund of a collateral deposit related to letters of credit.

As of June 30, 2013, and December 31, 2012, the Company had in place with BH Finance LLC, an affiliate of Berkshire Hathaway, a term loan with a face value of $302 million and a revolving credit facility with no outstanding balance and maximum availability of $45 million. The term loan, which was issued at a discount of 11.5%, matures in May 2020 and bears an interest rate of 10.5%, but could decrease to 9% based on the Company’s leverage ratio, as defined in the agreement. The revolving credit facility bears interest at a rate of 10% and is subject to a 2% fee on the unused portion of the commitment. While the Berkshire Hathaway financing arrangement does not contain financial covenants, there are restrictions, in whole or in part, on certain activities including the incurrence of additional debt, repurchase of shares and the payment of dividends. The financing arrangement is guaranteed by the Company’s subsidiaries. The Company also issued common stock warrants to purchase 4.6 million shares of common stock to Berkshire Hathaway in conjunction with the financing, the warrants were exercised subsequently. Also outstanding were 11.75% senior secured notes with a face value of $300 million that were issued at a price equal to 97.69% of face value. The Company was in compliance with the provisions of the agreements at June 30, 2013.

In connection with the execution of the merger agreement with Young, the Company entered into a letter agreement with BH Finance that permits the Company to enter into the merger agreement. In addition, the letter agreement provides that, in the event the Company and Young do not refinance their credit facilities and other debt prior to the closing of the transaction, Media General’s credit agreement will, subject to the satisfaction of certain conditions, be amended at the closing to permit the closing of the transaction and to reflect the post-transaction structure of the combined company.

At the time of the execution of the financing arrangement and related agreements, the Company and Berkshire Hathaway (and its affiliates) were not then related parties. However, the consummation of, and exercise of rights under, those agreements created the related-party status. As described in Note 4 of Item 1, the Company and World Media engaged in a series of transactions to effectuate an orderly transition following the sale of the Company’s newspapers. As of June 30, 2013, these transition service obligations were substantially complete.

The Company has posted cash with letter of credit agents to supports its letters of credit. As of June 30, 2013, the Company had outstanding letters of credit of $3.4 million.   The Company received refunds of $1.4 million of previously posted cash collateral during the six months ended June 30, 2013.

The Company believes that its cash on hand, cash provided by operations and its revolving credit facility are more than sufficient to cover its working capital, capital expenditures, interest, pension, merger-related expenses and other cash needs through the completion of the Young merger.

On July 31, 2013, the Company entered into a credit agreement with a syndicate of lenders, contingent on successful completion of the merger with Young, which will provide the combined company with a $60 million revolving credit facility and an $885 million term loan. The revolving credit facility has a term of five years and will bear interest at LIBOR plus a margin of 2.75%. The $885 million term loan has a term of seven years and will bear interest at LIBOR (with a LIBOR floor of 1%) plus a margin of 3.25%. The combined company plans to use the term loan proceeds to repay the outstanding debt of both companies (including associated call premiums), fund a $50 million contribution to Media General’s qualified pension plan and pay various transaction fees and expenses. The Shield Media companies with which Young has shared services arrangements for two stations, entered into a new credit agreement with a syndicate of lenders, dated July 31, 2013, contingent on successful completion of the Young merger, which will refinance its outstanding aggregate $32 million term loans under one credit agreement. The existing Shield Media term loans are guaranteed on a secured basis by Young which will continue to provide its guarantee, secured by the same collateral, for the combined refinanced facility. The new Shield Media term loan has a term of five years and will bear interest at LIBOR plus a margin of 3.25%. The Company has also agreed to guarantee the new Shield Media term loan agreement, contingent on successful completion of the Young merger but only if a guarantee is permitted under the terms of the senior secured notes. The Company paid approximately $15 million of transaction-related fees subsequent to the end of the quarter.

The Media General credit agreement contains a leverage ratio covenant, which involves debt levels and a rolling eight-quarter calculation of EBITDA, as defined in the agreement. Additionally, the agreement has restrictions on certain transactions including the incurrence of additional debt, capital leases, investments, additional acquisitions, asset sales and restricted payments (including dividends and share repurchases) as defined in the agreement. The Shield Media credit agreement contains a fixed charge coverage ratio, a financial covenant that is meant to measure whether the Borrowers can satisfy their fixed charges (interest, debt payments, capital expenditures and taxes) when due by measuring fixed charges to EBITDA, calculated on a rolling eight-quarter basis, as defined in the agreement. The agreement also has restrictions on transactions similar in nature to those in the new Media General agreement, but scaled to Shield Media’s smaller size. The agreement also has more specific covenants regarding the operation of the business and requires that each Shield Media holding company that controls a Shield Media station limit its activities to performance of its obligations under the Shield Media credit documents and activities incidental thereto including owning a Shield Media station and performance of its obligations under and activities related to the shared services agreement. Both the Media General and Shield Media credit agreements contain cross default provisions.

OUTLOOK

Media General is excited about its future as a merged company with Young and has initiated conversations and integration plans across all facets of both organizations to ensure a smooth transition. The Company is already reassessing its operations and contracts, looking for efficiencies and best practices from both companies in order to maximize synergies. With the new credit arrangements that will be effective when the merger takes place, the Company has already secured long-term financing which will significantly reduce interest expense for the combined company. The combined company intends to use a portion of the proceeds of this financing to make a $50 million contribution to Media General’s qualified pension plan following consummation of the transaction which will reduce ongoing pension expense. The merger will also allow the combined company to reassess its income tax position on a consolidated basis and, potentially, to eliminate the valuation allowance on Media General’s deferred tax assets. Media General looks forward to providing enhanced value to shareholders by participating as an acquirer in ongoing industry consolidation should appropriate opportunities be presented.

* * * * * * * *

Certain statements in this quarterly report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to accounting estimates and assumptions, expectations regarding the pending merger, debt refinancing, revenue growth, interest expense, corporate expense, cash flow margins, income taxes, general advertising and digital advertising levels. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “would like,” “plans,” “may” and similar words, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

Various important factors could cause actual results to differ materially from the Company’s forward looking statements, estimates or projections including, without limitation:  failure to complete the merger transaction, the economic climate for debt refinancing, regulatory approvals, changes in advertising demand, changes to pending accounting standards, changes in consumer preferences for programming and delivery method, changes in relationships with broadcast networks, changes in relationships with cable and satellite providers, the performance of pension plan assets, health care cost trends, regulatory rulings including those related to ERISA and tax law, natural disasters, and the effects of dispositions and debt agreements on the Company’s results of operations and its financial condition.  Actual results may differ materially from those suggested by forward-looking statements for a number of reasons including those described in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31 2012.

Item 3.          Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2012, provides disclosures about market risk. As of June 30, 2013, there have been no material changes in the Company’s market risk from December 31, 2012.

Item 4.          Controls and Procedures

The Company’s management, including the chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2013. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013. There have been no significant changes in the Company’s internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.     OTHER INFORMATION

Item 6.          Exhibits

(a)           Exhibits

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

101

The following financial information from the Media General, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL includes: (i) Consolidated Condensed Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2013 and June 24, 2012, (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and June 24, 2012, (iv) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2013 and June 24, 2012, and (v) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

DATE: August 9, 2013	/s/ George L. Mahoney
George L. Mahoney
President and Chief Executive Officer

DATE: August 9, 2013	/s/ James F. Woodward
James F. Woodward
Vice President - Finance and Chief Financial Officer