Form 10-Q
period 2013-09-30
MEDIA GENERAL INC
filed 2013-11-06
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number:       1-6383

MEDIA GENERAL, INC.

(Exact name of registrant as specified in its charter)

Commonwealth of Virginia (State or other jurisdiction of incorporation or organization)	54-0850433 (I.R.S. Employer Identification No.)

333 E. Franklin St., Richmond, VA (Address of principal executive offices)	23219 (Zip Code)

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

Larger accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                    No          X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2013.

Class A Common shares:	27,632,216
Class B Common shares:	548,564

MEDIA GENERAL, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2013

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets – September 30, 2013 and December 31, 2012	1

		Consolidated Condensed Statements of Operations – Three and nine months ended September 30, 2013 and September 23, 2012	3

		Consolidated Condensed Statements of Comprehensive Income (Loss) – Three and nine months ended September 30, 2013 and September 23, 2012	4

		Consolidated Condensed Statements of Cash Flows – Nine months ended September 30, 2013 and September 23, 2012	5

		Notes to Consolidated Condensed Financial Statements	6

	Item 2.	Management's Discussion and Analysis of Financial Condition	22

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	29

	Item 4.	Controls and Procedures	29

Part II.	Other Information

	Item 6.	Exhibits	30

		(a) Exhibits

Signatures			31

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(000s except shares and per share data)

	September 30, 2013	December 31, 2012

ASSETS

Current assets:
Cash and cash equivalents	$15,415	$36,802
Accounts receivable - net	58,667	58,486
Other	18,798	18,493
Assets of discontinued operations	-	670
Total current assets	92,880	114,451

Other assets	50,563	45,462

Property, plant and equipment - net	160,353	166,105

FCC licenses and other intangibles - net	198,931	200,254

Excess of cost over fair value of net identifiable assets of acquired businesses	247,149	247,149
Total assets	$749,876	$773,421

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(000s except shares and per share data)

	September 30, 2013	December 31, 2012

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$11,920	$11,669
Accrued expenses and other liabilities	44,200	64,362
Liabilities of discontinued operations	-	467
Total current liabilities	56,120	76,498

Long-term debt	296,459	295,721

Long-term debt - related party	291,934	257,466

Retirement, post-retirement and post-employment plans	232,650	242,309

Deferred income taxes	68,091	58,865

Other liabilities and deferred credits	21,811	18,786

Stockholders' deficit:
Preferred stock, par value $5 per share, authorized 5,000,000 shares; none outstanding
Common stock, par value $5 per share:
Class A, authorized 75,000,000 shares; issued 27,605,235 and 27,215,117 shares	138,026	136,076
Class B, authorized 600,000 shares; issued 548,564 shares	2,743	2,743
Additional paid-in capital	24,794	23,024
Accumulated other comprehensive loss	(215,884)	(219,656)
Accumulated deficit	(166,868)	(118,411)
Total stockholders' deficit	(217,189)	(176,224)
Total liabilities and stockholders' deficit	$749,876	$773,421

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(000s except per share data)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2013	Sept. 23, 2012	Sept. 30, 2013	Sept. 23, 2012
Station revenue (less agency commissions)	$78,489	$93,752	$234,448	$251,064

Operating costs:
Station production expenses	31,973	31,458	95,388	92,359
Station selling, general and administrative expenses	23,300	21,505	69,055	63,473
Corporate and other expenses	7,833	12,093	24,621	31,604
Depreciation and software amortization	5,516	5,533	16,673	17,124
Amortization of intangible assets	441	442	1,323	2,196
Net loss (gain) related to fixed assets	10	218	78	(32)
Merger-related expenses	1,218	-	8,389	-
Total operating costs	70,291	71,249	215,527	206,724
Operating income	8,198	22,503	18,921	44,340
Other income (expense):
Interest expense	(9,960)	(9,497)	(28,781)	(41,410)
Interest expense - related party	(10,379)	(10,723)	(30,297)	(15,618)
Debt modification and extinguishment costs	-	(17,318)	-	(35,415)
Other, net	42	40	(132)	452
Total other expense	(20,297)	(37,498)	(59,210)	(91,991)

Loss from continuing operations before income taxes	(12,099)	(14,995)	(40,289)	(47,651)
Income tax expense	2,517	3,406	7,725	10,223
Loss from continuing operations	(14,616)	(18,401)	(48,014)	(57,874)
Discontinued operations:
Loss from discontinued operations (net of taxes)	-	(1,038)	(413)	(10,588)
Loss related to divestiture of discontinued operations (net of taxes)	-	(10,894)	(30)	(142,591)
Net loss	$(14,616)	$(30,333)	$(48,457)	$(211,053)
Net loss per common share:
Loss from continuing operations	$(0.53)	$(0.81)	$(1.74)	$(2.56)
Loss from discontinued operations	-	(0.53)	(0.02)	(6.79)
Net loss per common share – basic and assuming dilution	$(0.53)	$(1.34)	$(1.76)	$(9.35)

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(000s)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2013	Sept. 23, 2012	Sept. 30, 2013	Sept. 23, 2012

Net loss	$(14,616)	$(30,333)	$(48,457)	$(211,053)

Amortization of prior-service costs (postretirement plans)	22	-	68	-
Amortization of actuarial net loss (pension and postretirement plans)	1,945	-	5,832	-
Other comprehensive income before income taxes	1,967	-	5,900	-
Income tax expense related to other comprehensive income	767	-	2,128	-
Other comprehensive income, net of taxes	1,200	-	3,772	-

Comprehensive loss	$(13,416)	$(30,333)	$(44,685)	$(211,053)

See accompanying notes.

MEDIA GENERAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(000s)

	Nine Months Ended
	Sept. 30, 2013	Sept. 23, 2012
Operating activities:
Net loss	$(48,457)	$(211,053)
Adjustments to reconcile net loss:
Depreciation and software amortization	16,673	24,759
Amortization of intangible assets	1,323	2,332
Deferred income taxes	9,853	15,021
Intraperiod tax allocation	(2,128)	-
Loss related to divestiture of discontinued operations (net of taxes)	30	142,591
Goodwill and other asset impairment (net of taxes)	-	6,472
Non-cash interest expense	7,036	6,773
Debt modification and extinguishment costs	-	35,415
Change in assets and liabilities:
Company owned life insurance (cash surrender value less policy loans including repayments)	8,965	(949)
Accounts receivable	584	5,439
Accounts payable, accrued expenses, and other liabilities	(23,034)	2,507
Retirement plan contributions	(3,803)	(9,097)
Other, net	5,135	(1,775)
Net cash (used) provided by operating activities	(27,823)	18,435

Investing activities:
Capital expenditures	(11,788)	(7,263)
Collateral refund (deposit) related to letters of credit	1,366	(10,271)
Net proceeds from sales of discontinued operations	-	139,902
Other, net	(68)	1,986
Net cash (used) provided by investing activities	(10,490)	124,354

Financing activities:
Increase in borrowings	-	13,000
Increase in related party borrowings	40,000	382,500
Repayment of borrowings	-	(377,298)
Repayment of related party borrowings	(10,000)	(126,963)
Debt issuance costs	(16,243)	(28,772)
Other, net	3,169	86
Net cash provided (used) by financing activities	16,926	(137,447)

Net (decrease) increase in cash and cash equivalents	(21,387)	5,342
Cash and cash equivalents at beginning of period	36,802	23,108
Cash and cash equivalents at end of period	$15,415	$28,450

Cash paid for interest	$60,586	$52,599
Non-cash financing activities:
Issuance of common stock warrants	$-	$(16,912)

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

Beginning with the full-year 2013, Media General's fiscal year is a conventional calendar year (January 1 – December 31). Previously, the Company's fiscal year ended on the last Sunday in December. Results for 2013 are for the three and nine calendar months ended September 30, 2013. Results for 2012 are for the thirteen and thirty-nine week periods ended September 23, 2012.

As explained further below, the Company has presented all newspapers, its former Advertising Services businesses and its Production Services company as discontinued operations for all periods presented. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included.

2.     On June 6, 2013, the Company and New Young Broadcasting Holding Co., Inc. (Young) announced an agreement to combine the two companies in an all-stock merger transaction. Under the merger agreement, the Company will reclassify each outstanding share of its Class A and Class B common stock into one share of a new class of Media General voting common stock, which will be entitled to elect all of Media General’s directors. One holder of shares of Class A common stock will receive (certain of their) shares in a separate class of unlisted Media General non-voting common stock. Each share of Media General non-voting common stock will be convertible into one share of voting common stock and each share of Media General voting common stock will be convertible into one share of non-voting common stock, in each case subject to certain limitations to be reflected in the Articles of Incorporation. No additional consideration will be paid to the Class B shareholders for giving up their right to directly elect 70% of Media General’s directors. Media General will issue to Young’s equityholders approximately 60.2 million shares of Media General voting common stock (or, to the extent elected by Young’s equityholders, shares of Media General non-voting common stock). It is estimated that immediately following closing, the shareholders of Media General immediately prior to closing will hold approximately 32.5% of the fully diluted shares of the Company and the equityholders of Young immediately prior to closing will hold approximately 67.5% of the fully diluted shares of the Company. The new class of Media General voting common stock is expected to be listed on the NYSE and trade under the symbol MEG. The transaction has been unanimously approved by the Media General Board of Directors and the Young Board of Directors. It also has received the necessary approval of Young’s equityholders. The combined company will retain the Media General name and will be headquartered in Richmond, Virginia. The closing of the transaction is subject to the approval of various matters relating to the transaction by Media General’s Class A and Class B shareholders and the satisfaction of other customary conditions. The Company has called a Special Meeting of its shareholders to be held on November 7, 2013, to consider and vote on matters necessary to complete the transaction contemplated by the merger agreement. The Company expects to complete the transaction in November of 2013, if its shareholders provide approval at the Special Meeting and FCC approval is received, as expected. The Company incurred $1.2 million and $8.4 million, respectively, of investment banking, legal and accounting fees and expenses for the three and nine months ended September 30, 2013 related to the pending merger with Young.

The merger will be accounted for as a reverse acquisition in accordance with FASB Accounting Standards Codification Topic 805 (ASC 805), Business Combination. For financial reporting purposes, Young will be the acquirer and the continuing reporting entity. Consequently, the reports filed by Media General, the legal acquirer and the continuing public corporation in the transaction, after the date of the transaction will be prepared with Young as the successor entity. Accordingly, prior period financial information presented in the Media General financial statements will reflect the historical activity of Young.

3.     On July 31, 2013, the Company entered into a new credit agreement with a syndicate of lenders, the funding of which is contingent upon successful completion of the merger with Young, which will provide the combined company with a $60 million revolving credit facility and an $885 million term loan. The revolving credit facility has a term of five years and will bear interest at LIBOR plus a margin of 2.75%. The $885 million term loan has a term of seven years and will bear interest at LIBOR (with a LIBOR floor of 1%) plus a margin of 3.25%. The Company paid approximately $16 million of transaction-related fees in the third quarter. The Company also incurred $0.5 million of fees on the unfunded term loan commitment during the third quarter. The fees will continue to accrue at an annual rate of 3.25% of the unfunded term loan commitment until the Company fully draws down the term loan. When drawn following the merger, the new credit agreement will be guaranteed by the combined company and its subsidiaries, and secured by liens on substantially all of the assets of the combined company.

Shield Media LLC (and its subsidiary WXXA-TV LLC) and Shield Media Lansing (and its subsidiary WLAJ-TV LLC) (collectively, “Shield Media”), companies controlling subsidiaries with which Young has shared services arrangements for two stations, entered into a new credit agreement with a syndicate of lenders, dated July 31, 2013, contingent on successful completion of the Young merger, which will refinance its outstanding aggregate $32 million term loans under one credit agreement. The existing Shield Media term loans are guaranteed on a secured basis by Young which will continue to provide its guarantee, secured by the same collateral, for the combined refinanced facility. The new Shield Media term loan has a term of five years and will bear interest at LIBOR plus a margin of 3.25%. Upon completion of the merger and repayment of the 11.75% senior secured notes, the new Shield Media term loan will be guaranteed by the combined company and its subsidiaries. These guarantees will be secured by liens on substantially all of the assets of the combined company, on a pari passu basis with the new Media General credit agreement.

The new Media General credit agreement contains a leverage ratio covenant, which involves debt levels and a rolling eight-quarter calculation of EBITDA, as defined in the agreement. Additionally, the agreement has restrictions on certain transactions including the incurrence of additional debt, capital leases, investments, additional acquisitions, asset sales and restricted payments (including dividends and share repurchases) as defined in the agreement. The new Shield Media credit agreement contains a fixed charge coverage ratio, a financial covenant that is meant to measure whether the borrowers can satisfy their fixed charges (interest, debt payments, capital expenditures and taxes) when due by measuring fixed charges to EBITDA, calculated on a rolling eight-quarter basis, as defined in the agreement.   The agreement also has restrictions on transactions similar in nature to those in the new Media General credit agreement, but scaled to Shield Media’s smaller size.  Additionally, the agreement has more specific covenants regarding the operation of the Shield Media business and requires that each Shield Media holding company that controls a Shield Media station limit its activities to performance of its obligations under the Shield Media credit documents, and activities incidental thereto, including owning a Shield Media station and performance of its obligations under and activities related to the shared services agreement. Both the Media General and Shield Media credit agreements contain cross-default provisions.

The Company anticipates borrowing under the new Media General credit agreement and the new Shield Media credit agreement in order to repay the existing debt of both Media General and Young shortly after the merger closes.

Long-term debt at September 30, 2013, and December 31, 2012, was as follows:

(In thousands)	Sept. 30, 2013	Dec. 31, 2012
Term loan:
Face value	$301,537	$301,537
Remaining original issue discount	(28,808)	(32,058)
Remaining warrant discount	(10,795)	(12,013)
Carrying value	261,934	257,466

Revolving credit facility ($15 million remaining availability at 9/30/2013)	30,000	-

11.75% senior secured notes:
Face value	299,800	299,800
Remaining original issue discount	(3,346)	(4,091)
Carrying value	296,454	295,709

Capital lease liability	5	12

Total carrying value	$588,393	$553,187

As of September 30, 2013, the Company had in place a term loan with a face value of $302 million and a revolving credit facility with a $30 million outstanding balance and remaining availability of $15 million. Also outstanding were 11.75% senior secured notes with a face value of $300 million that were issued at a price equal to 97.69% of face value. The Company’s term loan with Berkshire Hathaway as lender, matures in May 2020 and bears an interest rate of 10.5% but the rate could decrease to 9% based on the Company’s leverage ratio, as defined in the agreement. The Company was in compliance with the provisions of both agreements at September 30, 2013.

In May 2012, the Company consummated a financing arrangement with BH Finance LLC, an affiliate of Berkshire Hathaway, that provided the Company with a $400 million term loan and a $45 million revolving credit facility. The Company subsequently repaid approximately $98 million of principal on the term loan. The term loan was issued at a discount of 11.5% and was secured pari passu with the Company’s existing 11.75% senior secured notes due 2017. While the financing arrangement does not contain financial covenants, there are restrictions, in whole or in part, on certain activities including the incurrence of additional debt, repurchase of shares and the payment of dividends. The term loan may be repaid voluntarily prior to maturity, in whole or in part, at a price equal to 100% of the principal amount repaid plus accrued and unpaid interest, plus a premium, which starts at 14.5% and steps down over time beginning in May 2016, as set forth in the agreement. Other factors, such as the sale of assets, may result in a mandatory prepayment or an offer to prepay a portion of the term loan without premium or penalty. The Company considers the prepayment feature to be an embedded derivative which it bifurcates from the term loan when the fair value is determinable. The term loan and revolving credit facility mature in May 2020 and are guaranteed by the Company’s subsidiaries. The revolving credit facility bears interest at a rate of 10% and is subject to a 2% fee on the unused portion of the commitment. The Company also issued common stock warrants to purchase 4.6 million shares of common stock to Berkshire Hathaway in conjunction with the financing. The warrants were exercised subsequently.

On or before February 15, 2014, the 11.75% senior secured notes can be redeemed at a price equal to 100% of the outstanding principal, plus the present value of the semi-annual interest payment due February 15, 2014, plus a call premium of 5.875% of the outstanding principal.

The early repayment of debt in the third quarter of 2012 resulted in debt modification and extinguishment costs of $17.3 million due to the accelerated recognition of a pro rata portion of discounts and deferred issuance costs. In the second quarter of 2012, in conjunction with the secured financing with Berkshire Hathaway and the repayment of the previous credit facility the Company recorded debt modification and extinguishment costs of $7.7 million, primarily due to the write-off of unamortized fees related to the former credit agreement.  In addition, the Company capitalized $11.5 million of advisory and legal fees related to the Berkshire Hathaway financing; these fees are amortized as interest expense over the term of the financing arrangement.  In March of 2012, the Company amended its previous bank credit agreement which resulted in $10.4 million of debt modification and extinguishment costs including certain advisory, arrangement and legal fees related to that refinancing.

The previous bank credit facility had an interest rate of LIBOR (with a 1.5% floor) plus a margin of 7% and commitment fees of 2.5%. In addition to this cash interest, the Company accrued payment-in-kind (PIK) interest of 1.5%. This PIK interest, which totaled approximately $1 million, was treated as additional bank term loan principal and was paid in cash upon repayment of the entire facility.

The following table includes information about the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2013, and December 31, 2012:

	Sept. 30, 2013		December 31, 2012
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Investments
Trading	$236	$236	$198	$198
Liabilities:
Long-term debt:
Revolving credit facility ($15 million remaining availability at 9/30/13)	30,000	30,000	-	-
Term loan	261,934	345,260	257,466	343,746
11.75% senior secured notes	296,454	327,906	295,709	346,269

Trading securities held by the Supplemental 401(k) Plan are carried at fair value and are determined by reference to quoted market prices. The fair value of the revolving credit facility is equal to its carrying value as the Company has the ability to repay the outstanding principal at par value at any time. The fair value of the term loan was calculated assuming the outstanding principal will be repaid at the current call premium of 14.5%. The fair value of the 11.75% senior secured notes was valued by reference to the most recent trade prior to the end of the applicable period. Under the fair value hierarchy, the Company’s trading securities fall under Level 1 (quoted prices in active markets), its senior secured notes fall under Level 2 (other observable inputs) and its revolving credit facility and term loan fall under Level 3 (unobservable inputs).

4.     In January of 2013, the Company sold the intellectual property and certain tangible assets of Blockdot for a nominal amount; the Company retained Blockdot’s working capital and certain operating leases in Dallas, Texas. In 2012, the Company recorded a $2.5 million loss related to the anticipated sale of Blockdot; the Company recorded an additional loss of $30 thousand related to the sale in the first quarter of 2013. In the third quarter of 2012, the Company sold all of its newspapers and associated websites (with the exception of the Tampa group) to World Media Enterprises, Inc. (World Media), a subsidiary of Berkshire Hathaway. In the fourth quarter of 2012, the Company completed the sale of its Tampa print properties and associated websites to Tampa Media Group, Inc., a new company formed by Revolution Capital Group. During the second quarter of 2012, the Company also sold DealTaker for a nominal amount, shut down its Production Services company which provided broadcast equipment and design services and discontinued its NetInformer operations. The Company recorded after-tax losses related to the divestiture of discontinued operations of $11 million and $143 million in the third quarter and first nine months of 2012, respectively. The total year-to-date 2012 after-tax loss included an estimated loss on the sale of newspapers to World Media of $112 million, an estimated loss on the sale of the Tampa print properties of $24 million, an estimated loss on the sale of Blockdot of $2.4 million and a loss on the sale of DealTaker of $3.9 million. As of September 30, 2013, the Company has substantially completed its transition service obligations to World Media and Tampa Media.

As illustrated in the following chart, the results of these newspapers (as well as their associated websites), DealTaker, Blockdot, NetInformer and the Company’s Production Services unit have been presented as discontinued operations in the accompanying consolidated condensed statements of operations for the three and nine months ended September 30, 2013, and September 23, 2012. Depreciation and amortization on assets related to these properties ceased as of the date in 2012 that each disposal group qualified for held-for-sale treatment. The accompanying consolidated condensed balance sheet for 2012 presents assets and liabilities of discontinued operations separately from those of continuing operations. After recording a $2.5 million loss related to the expected divestiture of Blockdot, assets of discontinued operations as of December 31, 2012, were $670 thousand. Liabilities of discontinued operations of approximately $467 thousand at December 31, 2012, consisted primarily of accounts payable and accrued expenses.

	Loss from Discontinued Operations
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands)	Sept. 30, 2013	Sept. 23, 2012	Sept. 30, 2013	Sept. 23, 2012
Revenues	$-	$18,491	$110	$169,805
Costs and expenses	-	19,527	523	179,205
Loss before income taxes	-	(1,036)	(413)	(9,400)
Income tax expense	-	2	-	1,188
Loss from discontinued operations	$-	$(1,038)	$(413)	$(10,588)

The Company owned and operated Blockdot for part of January 2013; revenues and expenses related to this period are reflected above. When the Company sold Blockdot, it retained certain operating leases for space that the Company will no longer utilize. The Company recorded a net loss of approximately $100 thousand related to the operating leases during the nine months ended September 30, 2013.

The Company performed an interim impairment test on DealTaker as of the end of the first quarter 2012, which resulted in a non-cash goodwill and other intangible asset impairment charge of $6.5 million net of a tax benefit of $3.6 million included in the loss from discontinued operations for the nine months ended September 23, 2012.

5.     Berkshire Hathaway and its wholly owned subsidiary, World Media, are considered related parties of Media General. As described in Notes 3 and 4, the Company consummated financing arrangements, granted warrants that were exercised, sold most of its newspaper assets and engaged in a series of transition services with Berkshire Hathaway. At the time of the original agreements for the financing arrangements (including the warrant agreement) and the sale of the newspaper assets, the Company and Berkshire Hathaway were not then related parties. The consummation of, along with the exercise of rights under, those agreements created the related-party status.

As of September 30, 2013, Berkshire Hathaway owned approximately 17% of the Class A shares of the Company and had recommended to the Company an individual who is actively serving as a Director in accordance with the Shareholder Agreement. Berkshire Hathaway was also the counterparty to the Company’s term loan and revolving line of credit. Following the sale of the Company’s newspaper assets, the Company and World Media engaged in a series of transition services to effectuate the transfer in a smooth and orderly fashion. The Company provided World Media services and support in the areas of information technology and digital for fees that were designed to approximate the Company’s cost. Payments received from World Media for these transition services totaled approximately $350 thousand and $1.6 million, respectively, for the three and nine months ended September 30, 2013. During the three and nine months ended September 30, 2013, the Company also was reimbursed for approximately $30 thousand and $1.3 million, respectively, of medical claims paid on behalf of World Media, as compared to approximately $1.6 million for the three and nine months ended September 23, 2012. World Media provided services and support to the Company in the areas of information technology support, billing and remittance processing for fees that were designed to approximate World Media’s cost. Payments for these services totaled approximately $10 thousand and $150 thousand during the three and nine months ended September 30, 2013, respectively, as compared to $230 thousand for the three and nine months ended September 23, 2012. In addition, the Company passed along approximately $100 thousand and $600 thousand, respectively, of other collections to World Media during the three and nine months ended September 30, 2013 as compared to $70 thousand for the three and nine months ended September 23, 2012.

As of September 30, 2013, the Company had a receivable for transition services of approximately $200 thousand included in the line item “Other” current assets on the consolidated condensed balance sheet.

During the three and nine months ended September 30, 2013, the Company made interest payments of $8.8 million and $25 million, respectively, to Berkshire Hathaway as compared to $5.1 million, for the three and nine months ended September 23, 2012. As of September 30, 2013, the Company had accrued interest payable to Berkshire Hathaway of approximately $100 thousand included in the line item “Accrued expenses and other liabilities” on the consolidated condensed balance sheet.

6.     The Company recorded non-cash income tax expense from continuing operations of $2.5 million and $7.7 million in the third quarter and first nine months of 2013, respectively, compared to $3.4 million and $10.2 million in the equivalent quarter and nine months of 2012, respectively. The Company’s tax provision for each period had an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance at the beginning of each period. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that otherwise would be recognized is offset by the change to the valuation allowance.  However, tax expense recorded in the third quarter and first nine months of 2013 included the accrual of non-cash tax expense of approximately $3.3 million and $9.8 million, respectively, of additional valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”), as compared to approximately $3.4 million and $10.2 million, respectively, in the corresponding 2012 periods. The “naked credit” expense was partially offset in the third quarter and first nine months of 2013 by approximately $0.8 million and $2.1 million, respectively, of tax benefit related to the intraperiod allocation items in Other Comprehensive Income. A full discussion of the naked credit issue is contained in Note 4 of Item 8 of the Company’s Form 10-K for the year ended December 31, 2012.

7.     The following table sets forth the computation of basic and diluted loss per share for continuing operations for the three and nine months ended September 30, 2013, and September 23, 2012. There were approximately 400 thousand shares and approximately 200 thousand shares (representing the weighted-average of outstanding stock options) that were not included in the computation of diluted EPS for the third quarter and first nine months of 2013, respectively, because to do so would have been anti-dilutive for the periods presented. There were approximately 4.6 million shares and 2.1 million shares (representing the weighted-average of common stock warrants issued to Berkshire Hathaway prior to their exercise) that were not included in the computation of diluted EPS for the third quarter and first nine months of 2012, respectively, because to do so would have been anti-dilutive for the periods presented.

(In thousands, except per share amounts)	Three Months Ended Sept. 30, 2013	Three Months Ended Sept. 23, 2012

Numerator for basic and diluted earnings per share:
Loss from continuing operations available to common stockholders	$(14,616)	$(18,401)

Denominator for basic and diluted earnings per share:
Weighted average shares outstanding	27,762	22,593

Loss from continuing operations per common share (basic and diluted)	$(0.53)	$(0.81)

(In thousands, except per share amounts)	Nine Months Ended Sept. 30, 2013	Nine Months Ended Sept. 23, 2012

Numerator for basic and diluted earnings per share:
Loss from continuing operations available to common stockholders	$(48,014)	$(57,874)

Denominator for basic and diluted earnings per share:
Weighted average shares outstanding	27,570	22,570

Loss from continuing operations per common share (basic and diluted)	$(1.74)	$(2.56)

8.     The following table provides the components of net periodic employee benefits expense for the Company’s benefit plans for the third quarters and first nine months of 2013 and 2012:

	Three Months Ended
	Pension Benefits		Other Benefits
(In thousands)	Sept. 30, 2013	Sept. 23, 2012	Sept. 30, 2013	Sept. 23, 2012
Service cost	$-	$-	$27	$50
Interest cost	4,736	5,290	221	445
Expected return on plan assets	(5,737)	(5,926)	-	-
Amortization of prior-service cost	-	-	22	315
Amortization of net loss/(gain)	2,155	1,412	(210)	(205)
Net periodic benefit cost	$1,154	$776	$60	$605

	Nine Months Ended
	Pension Benefits		Other Benefits
(In thousands)	Sept. 30, 2013	Sept. 23, 2012	Sept. 30, 2013	Sept. 23, 2012
Service cost	$-	$-	$82	$150
Interest cost	14,208	15,871	663	1,335
Expected return on plan assets	(17,212)	(17,778)	-	-
Amortization of prior-service cost	-	-	68	944
Amortization of net loss/(gain)	6,464	4,236	(632)	(615)
Net periodic benefit cost	$3,460	$2,329	$181	$1,814

Certain components of net periodic benefit cost were reclassified out of Accumulated Other Comprehensive Loss into operating costs for the three and nine months ended September 30, 2013, respectively, as shown below:

(In thousands)	Three Months Ended Sept. 30, 2013	Nine Months Ended Sept 30, 2013
Amortization of prior-service cost	$22	$68
Amortization of actuarial net loss	1,945	5,832
Total reclassifications	$1,967	$5,900

9.     The following table shows the Company’s Statement of Stockholders’ Deficit as of and for the nine months ended September 30, 2013:

	Class A	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
(In thousands, except shares and per share amounts)	Shares	Class A	Class B	Capital	Loss	Deficit	Total
Balance at December 31, 2012	27,215,117	$136,076	$2,743	$23,024	$(219,656)	$(118,411)	$(176,224)
Net loss		-	-	-	-	(48,457)	(48,457)
Other comprehensive income, net of taxes		-	-	-	3,772	-	3,772
Exercise of stock options	432,112	2,161	-	2	-	-	2,163
Performance accelerated restricted stock	(42,143)	(211)	-	30	-	-	(181)
Stock-based compensation		-	-	723	-	-	723
Other	149	-	-	1,015	-	-	1,015
Balance at September 30, 2013	27,605,235	$138,026	$2,743	$24,794	$(215,884)	$(166,868)	$(217,189)

10.     The Company accrues severance expense when payment of benefits is both probable and the amount is reasonably estimable. The Company recorded severance expense from continuing operations of $100 thousand in the third quarter and first nine months of 2013, as compared to $3.4 million and $3.5 million in the third quarter and first nine months of 2012, respectively. The majority of the severance expense incurred in 2012 was due to a corporate reduction-in-force of 75 positions that occurred in July and was recorded in the “Corporate expense and other” line on the Consolidated Condensed Statements of Operations. Severance costs related to television stations are reflected in either the “Station production expense” or the “Station selling, general and administrative expense” line items depending on the position eliminated. Accrued severance costs are included in the “Accrued expenses and other liabilities” line item on the Consolidated Condensed Balance Sheet.

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

Media General, Inc.

Condensed Consolidating Balance Sheet

As of September 30, 2013

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$15,084	$331	$-	$-	$15,415
Accounts receivable - net	-	58,667	-	-	58,667
Other	4,026	14,772	-	-	18,798
Total current assets	19,110	73,770	-	-	92,880

Investment in and advances to subsidiaries	(18,960)	1,340,699	-	(1,321,739)	-
Intercompany note receivable	588,739	-	-	(588,739)	-
Other assets	44,725	5,602	236	-	50,563
Property, plant and equipment - net	19,088	141,265	-	-	160,353
FCC licenses and other intangibles - net	-	198,931	-	-	198,931
Excess cost over fair value of net identifiable assets of acquired businesses	-	247,149	-	-	247,149
TOTAL ASSETS	$652,702	$2,007,416	$236	$(1,910,478)	$749,876

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,531	$3,389	$-	$-	$11,920
Accrued expenses and other liabilities	21,390	22,810	-	-	44,200
Total current liabilities	29,921	26,199	-	-	56,120

Long-term debt	296,454	5	-	-	296,459
Long-term debt - related party	291,934	-	-	-	291,934
Intercompany loan	-	588,739	-	(588,739)	-
Retirement, post-retirement and post-employment plans	232,650	-	-	-	232,650
Deferred income taxes	-	68,091	-	-	68,091
Other liabilities and deferred credits	18,383	2,747	681	-	21,811

Stockholders' equity (deficit):
Common stock	140,769	2,801	-	(2,801)	140,769
Additional paid-in capital	25,343	1,731,100	(965)	(1,730,684)	24,794
Accumulated other comprehensive loss	(215,884)	-	-	-	(215,884)
Retained earnings (accumulated deficit)	(166,868)	(412,266)	520	411,746	(166,868)
Total stockholders' equity (deficit)	(216,640)	1,321,635	(445)	(1,321,739)	(217,189)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$652,702	$2,007,416	$236	$(1,910,478)	$749,876

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

Media General, Inc.

Condensed Consolidating Statements of Operations

and Comprehensive Loss

Three Months Ended September 30, 2013

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Station revenue (less agency commissions)	$6,414	$78,489	$-	$(6,414)	$78,489

Operating costs:
Station production expenses	-	31,973	-	-	31,973
Station selling, general, and administrative expenses	-	29,714	-	(6,414)	23,300
Corporate and other expenses	7,735	-	98	-	7,833
Depreciation and software amortization	450	5,066	-	-	5,516
Amortization of intangible assets	-	441	-	-	441
Net loss (gain) related to fixed assets	(22)	32	-	-	10
Merger-related expenses	1,218	-	-	-	1,218
Total operating costs	9,381	67,226	98	(6,414)	70,291

Operating income (loss)	(2,967)	11,263	(98)	-	8,198

Other income (expense):
Interest expense	(9,939)	(21)	-	-	(9,960)
Interest expense - related party	(10,379)	-	-	-	(10,379)
Intercompany interest income (expense)	20,637	(20,637)	-	-	-
Investment income (loss) - consolidated affiliates	(12,010)	-	-	12,010	-
Other, net	42	-	-	-	42
Total other income (expense)	(11,649)	(20,658)	-	12,010	(20,297)

Income (loss) before income taxes	(14,616)	(9,395)	(98)	12,010	(12,099)

Income tax expense	-	2,517	-	-	2,517

Net income (loss)	$(14,616)	$(11,912)	$(98)	$12,010	$(14,616)

Comprehensive income (loss)	$(13,416)	$(11,912)	$(98)	$12,010	$(13,416)

Media General, Inc.

Condensed Consolidating Statements of Operations

and Comprehensive Loss

Three Months Ended September 23, 2012

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Station revenue (less agency commissions)	$7,622	$93,789	$-	$(7,659)	$93,752

Operating costs:
Station production expenses	-	31,459	-	(1)	31,458
Station selling, general, and administrative expenses	-	29,126	-	(7,621)	21,505
Corporate and other expenses	11,662	285	146	-	12,093
Depreciation and software amortization	564	4,969	-	-	5,533
Amortization of intangible assets	-	442	-	-	442
(Gain) loss on disposal of assets, net	(120)	338	-	-	218
Total operating costs	12,106	66,619	146	(7,622)	71,249

Operating income (loss)	(4,484)	27,170	(146)	(37)	22,503

Other income (expense):
Interest expense	(9,480)	(17)	-	-	(9,497)
Interest expense - related party	(10,723)	-	-	-	(10,723)
Debt modification and extinguishment costs	(17,318)	-	-	-	(17,318)
Intercompany interest income (expense)	21,699	(21,699)	-	-	-
Investment income (loss) - consolidated affiliates	(10,057)	-	-	10,057	-
Other, net	30	10	-	-	40
Total other income (expense)	(25,849)	(21,706)	-	10,057	(37,498)

Income (loss) from continuing operations before income taxes	(30,333)	5,464	(146)	10,020	(14,995)

Income tax expense	-	3,406	-	-	3,406

Income (loss) from continuing operations	(30,333)	2,058	(146)	10,020	(18,401)
Discontinued operations (net of tax):
Income (loss) from discontinued operations	-	(1,075)	-	37	(1,038)
Loss related to divestiture of discontinued operations	-	(10,894)	-	-	(10,894)

Net income (loss)	$(30,333)	$(9,911)	$(146)	$10,057	$(30,333)

Comprehensive income (loss)	$(30,333)	$(9,911)	$(146)	$10,057	$(30,333)

Media General, Inc.

Condensed Consolidating Statements of Operations

and Comprehensive Loss

Nine Months Ended September 30, 2013

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Station revenue (less agency commissions)	$18,402	$234,448	$-	$(18,402)	$234,448

Operating costs:
Station production expenses	-	95,388	-	-	95,388
Station selling, general, and administrative expenses	-	87,457	-	(18,402)	69,055
Corporate and other expenses	23,743	-	878	-	24,621
Depreciation and software amortization	1,331	15,342	-	-	16,673
Amortization of intangible assets	-	1,323	-	-	1,323
Net loss (gain) related to fixed assets	(95)	173	-	-	78
Merger-related expenses	8,389	-	-	-	8,389
Total operating costs	33,368	199,683	878	(18,402)	215,527

Operating income (loss)	(14,966)	34,765	(878)	-	18,921

Other income (expense):
Interest expense	(28,721)	(60)	-	-	(28,781)
Interest expense - related party	(30,297)	-	-	-	(30,297)
Intercompany interest income (expense)	62,103	(62,103)	-	-	-
Investment income (loss) - consolidated affiliates	(36,688)	-	-	36,688	-
Other, net	112	(244)	-	-	(132)
Total other income (expense)	(33,491)	(62,407)	-	36,688	(59,210)

Income (loss) from continuing operations before income taxes	(48,457)	(27,642)	(878)	36,688	(40,289)

Income tax expense	-	7,725	-	-	7,725

Income (loss) from continuing operations	(48,457)	(35,367)	(878)	36,688	(48,014)
Discontinued operations (net of tax):
Loss from discontinued operations	-	(413)	-	-	(413)
Loss related to divestiture of operations	-	(30)	-	-	(30)

Net income (loss)	$(48,457)	$(35,810)	$(878)	$36,688	$(48,457)

Comprehensive income (loss)	$(44,685)	$(35,810)	$(878)	$36,688	$(44,685)

Media General, Inc.

Condensed Consolidating Statements of Operations

and Comprehensive Loss

Nine Months Ended September 23, 2012

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Station revenue (less agency commissions)	$23,443	$251,559	$-	$(23,938)	$251,064

Operating costs:
Station production expenses	-	92,832	-	(473)	92,359
Station selling, general, and administrative expenses	-	86,959	-	(23,486)	63,473
Corporate and other expenses	29,847	1,646	111	-	31,604
Depreciation and software amortization	2,062	15,062	-	-	17,124
Amorization of intangible assets	-	2,196	-	-	2,196
(Gain) loss on disposal of assets, net	(613)	581	-	-	(32)
Total operating costs	31,296	199,276	111	(23,959)	206,724

Operating income (loss)	(7,853)	52,283	(111)	21	44,340

Other income (expense):
Interest expense	(41,362)	(48)	-	-	(41,410)
Interest expense - related party	(15,618)	-	-	-	(15,618)
Debt modification and extinguishment costs	(35,415)	-	-	-	(35,415)
Intercompany interest income (expense)	57,270	(57,270)	-	-	-
Investment income (loss) - consolidated affiliates	(168,572)	-	-	168,572	-
Other, net	497	(45)	-	-	452
Total other income (expense)	(203,200)	(57,363)	-	168,572	(91,991)

Income (loss) from continuing operations before income taxes	(211,053)	(5,080)	(111)	168,593	(47,651)

Income tax expense	-	10,223	-	-	10,223

Income (loss) from continuing operations	(211,053)	(15,303)	(111)	168,593	(57,874)
Discontinued operations (net of tax):
Loss from discontinued operations	-	(10,567)	-	(21)	(10,588)
Loss related to divestiture of discontinued operations	-	(142,591)	-	-	(142,591)

Net income (loss)	$(211,053)	$(168,461)	$(111)	$168,572	$(211,053)

Comprehensive income (loss)	$(211,053)	$(168,461)	$(111)	$168,572	$(211,053)

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2013

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Cash flows from operating activities:
Net cash used by operating activities	$(13,579)	$(13,233)	$(1,011)	$-	$(27,823)

Cash flows from investing activities:
Capital expenditures	(795)	(10,993)	-	-	(11,788)
Collateral refund related to letters of credit	1,366	-	-	-	1,366
Net change in intercompany note receivable	(24,058)	-	-	24,058	-
Other, net	(181)	113	-	-	(68)
Net cash (used) provided by investing activities	(23,668)	(10,880)	-	24,058	(10,490)

Cash flows from financing activities:
Increase in related party borrowings	40,000	-	-	-	40,000
Repayment of related party borrrowings	(10,000)	-	-	-	(10,000)
Debt issuance costs	(16,243)	-	-	-	(16,243)
Net change in intercompany loan	-	24,058	-	(24,058)	-
Other, net	2,160	(2)	1,011	-	3,169
Net cash provided (used) by financing activities	15,917	24,056	1,011	(24,058)	16,926

Net decrease in cash and cash equivalents	(21,330)	(57)	-	-	(21,387)
Cash and cash equivalents at beginning of year	36,414	388	-	-	36,802
Cash and cash equivalents at end of period	$15,084	$331	$-	$-	$15,415

Media General, Inc.

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 23, 2012

(In thousands, unaudited)

	Media General Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Cash flows from operating activities:
Net cash (used) provided by operating activities	$(99,462)	$117,937	$(40)	$-	$18,435

Cash flows from investing activities:
Capital expenditures	(1,604)	(5,659)	-	-	(7,263)
Collateral deposit related to letters of credit	(10,271)	-	-	-	(10,271)
Net change in intercompany note receivable	114,110	-	-	(114,110)	-
Proceeds from dispositions	139,902	-	-	-	139,902
Other, net	894	1,092	-	-	1,986
Net cash (used) provided by investing activities	243,031	(4,567)	-	(114,110)	124,354

Cash flows from financing activities:
Increase in borrowings	13,000	-	-	-	13,000
Increase in related party borrowings	382,500	-	-	-	382,500
Repayment of borrowings	(377,298)	-	-	-	(377,298)
Repayment of related party borrowings	(126,963)	-	-	-	(126,963)
Debt issuance costs	(28,772)	-	-	-	(28,772)
Net change in intercompany loan	-	(114,110)	-	114,110	-
Other, net	55	(9)	40	-	86
Net cash (used) provided by financing activities	(137,478)	(114,119)	40	114,110	(137,447)

Net increase (decrease) in cash and cash equivalents	6,091	(749)	-	-	5,342
Cash and cash equivalents at beginning of year	21,674	1,434	-	-	23,108
Cash and cash equivalents at end of period	$27,765	$685	$-	$-	$28,450

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

On June 5, 2013, the Company entered into a merger agreement with Young. Upon consummation of the merger, the combined company will own or operate 31 network-affiliated television stations across 28 markets, reaching approximately 16.5 million, or approximately 14%, of U.S. TV households. The combined company’s increased size is expected to enhance its ability to capture the operating synergies of a larger company, participate in retransmission revenue growth, provide opportunities for broadcast and digital market share growth and obtain more favorable syndicated programming arrangements. Moreover, the Company believes the combined company will have a strong balance sheet, including significant net operating loss carryforwards that will survive the transaction and an enhanced credit profile. As discussed further in the Liquidity and Capital Resources section below, the Company has already secured long-term financing which will significantly reduce interest expense for the combined company. The combined company is expected to have an enhanced financial ability to pursue and finance additional strategic acquisitions, and thereby have a greater ability to participate in ongoing industry consolidation, than Media General would have had on a stand-alone basis. The closing of the transaction is subject to the approval of various matters relating to the transaction by Media General’s Class A and Class B shareholders and the satisfaction of other customary conditions. The Company has called a Special Meeting of its shareholders on November 7, 2013, to consider and vote on matters necessary to complete the transaction contemplated by the merger agreement. The Company expects to complete the transaction in November of 2013, if its shareholders provide approval at the Special Meeting and FCC approval is received, as expected.

The merger will be accounted for as a reverse acquisition in accordance with FASB Accounting Standards Codification Topic 805 (ASC 805), Business Combination. For financial reporting purposes, Young will be the acquirer and the continuing reporting entity. Consequently, the reports filed by Media General, the legal acquirer and the continuing public corporation in the transaction, after the date of the transaction will be prepared with Young as the successor entity. Accordingly, prior period financial information presented in the Media General financial statements will reflect the historical activity of Young.

RESULTS OF OPERATIONS

The Company recorded a net loss of $15 million ($0.53 per share) and $48 million ($1.76 per share) in the third quarter and first nine months of 2013, respectively, compared to a net loss of $30 million ($1.34 per share) and $211 million ($9.35 per share) in the third quarter and first nine months of 2012. Net loss for the third quarter and first nine months of 2012 included the operating results of newspapers, Blockdot, DealTaker, NetInformer and its production services company. All of these properties, with the exception of Blockdot, were sold or otherwise disposed prior to the end of 2012. Net loss for the third quarter and first nine months of 2012 also included losses of $11 million and $143 million, respectively, related to the divestiture of these discontinued operations. Net loss for the nine months ended September 30, 2013 included the revenue and expenses of Blockdot for the first three weeks of the year, a net loss of $100 thousand related to certain operating leases for space (formerly occupied by Blockdot) that the Company will no longer utilize and an additional loss of $30 thousand related to the sale of Blockdot.

Losses from continuing operations of $15 million and $48 million for the third quarter and first nine months of 2013, respectively, compared to losses from continuing operations of $18 million and $58 million in the equivalent 2012 periods. The loss from continuing operations for the third quarter and first nine months of 2013, included $1.2 million and $8.4 million, respectively, of investment banking, legal and accounting fees and expenses related to the pending merger with Young. The loss from continuing operations in 2012 included debt modification and extinguishment costs of $17 million and $35 million in the third quarter and year-to-date period, respectively.

Operating income in the third quarter of 2012 of $23 million decreased to $8.2 million in the third quarter of 2013 due primarily to the absence of Political and Olympic revenues in 2013. The third quarter decline in revenues combined with $8.4 million of merger-related expenses caused operating income for the first nine months of 2013 to drop by more than half to $19 million.

REVENUES

Revenues are grouped primarily into five major categories: Local, National, Political, Cable/Satellite Retransmission and Digital. The following chart summarizes the total consolidated period-over-period changes in these select revenue categories:

Change in Revenue by Major Category

2013 versus 2012

	Third Quarter Change		Year-to-date Change
(In thousands)	Amount	Percent	Amount	Percent
Local (gross)	$(3,633)	(7.7)	$(5,234)	(3.8)
National (gross)	(1,986)	(8.0)	(1,109)	(1.6)
Political (gross)	(18,519)	(94.6)	(30,629)	(92.2)
Cable/Satellite Retransmission	3,840	41.0	12,308	44.4
Digital (gross)	543	20.5	1,335	18.6

Due to the relative absence of elections in 2013, Political revenue dropped by over 90% in the third quarter and year-to-date 2013 periods. Core Local and National broadcast advertising revenues also declined by 7.8% and 3.1% in the same 2013 periods. Third quarter 2012 revenues included gross Olympic spending of $15.5 million at the Company’s eight NBC stations spread across the Local, National and Political categories. While retransmission revenue and digital revenue rose sharply in both the quarter and year-to-date periods, it was not enough to fully offset this shortfall. Also contributing, in 2012, the Super Bowl aired on the Company’s eight NBC stations which are located in larger markets and generated $2.8 million of revenue. Super Bowl revenues in 2013 were $1.2 million, and the game was carried on the Company’s eight CBS stations. Continued softness in the Tampa advertising market also has hampered 2013 advertising revenues.

The Company’s retransmission consent agreement with the DISH Network expired on September 30, 2013. Consequently, none of the Company’s 18 television stations are being carried on DISH satellite systems subsequent to the end of the third quarter. The Company is actively seeking to reach agreement with DISH at market rates so that its stations will again be available to DISH subscribers. Year-over-year growth in retransmission revenues will be adversely affected until a new agreement is reached.

OPERATING COSTS

Operating costs decreased by approximately $1 million (1.3%) in the third quarter of 2013 as a $4.3 million reduction in corporate and other expenses was partially offset by a $2.3 million increase in station operating costs and $1.2 million of investment banking, legal and accounting fees and expenses related to the pending merger with Young. For the nine months ended September 30, 2013, operating costs increased by $8.8 million (4.3%), as a $7 million decrease in corporate and other expenses was not enough to offset $8.4 million of merger-related expenses and an $8.6 million rise in station operating costs.

Station production expenses rose 1.6% and 3.3% in the three and nine months ended September 30, 2013, due primarily to increased network affiliate fees (including reverse compensation), and to a lesser degree, merit increases for station employees.

Station selling, general and administrative expenses increased 8.3% and 8.8% in the three and nine months ended September 30, 2013, due to several factors, including merit increases, sales incentive trip expenses and additional revenue-share expense associated with the growth in digital revenues.

Corporate and other expenses decreased by $4.3 million (35%) in the third quarter of 2013 and by $7.0 million (22%) in the first nine months of 2013. These decreases were mostly attributable to the absence of a $3.3 million severance charge recorded in the third quarter of 2012 and savings resulting from the elimination of 75 corporate positions in the second half of 2012. However, the savings were countered by the effects of a rising stock price. The Supplemental 401(k) Plan and the Directors’ Deferred Compensation Plan (the Plans) are designed to align the interests of the participants with those of the shareholders. In the third quarter and first nine months of 2013, the Company’s stock price rose by $3.23 and $9.96, respectively. Consequently, the Company recorded increases of $2.1 million and $7.0 million to its Plan liabilities and corporate and other expenses in the respective 2013 periods. The Company’s increase in stock price was less significant in the corresponding 2012 periods and resulted in increases to corporate and other expenses of $.7 million and $.5 million, respectively.

Depreciation and amortization expenses were essentially flat in 2013 as compared to 2012. However, year-to-date amortization of intangible assets decreased by 40% as a number of assets reached the end of their useful lives at the end of the first quarter of 2012.

INTEREST EXPENSE

Total interest expense was flat in the third quarter of 2013 as compared to the third quarter of 2012. Interest expense related to Berkshire Hathaway borrowings decreased by 3%. The Company repaid approximately $117 million of principal to Berkshire Hathaway during the third quarter of 2012. However, savings related to this reduction were partially offset by a $30 million increase in outstanding borrowings on the revolving credit facility during the third quarter of 2013. Interest expense from other sources increased by 4.9% as the Company incurred approximately $0.5 million of fees on its new term loan arrangement.

Total interest expense increased by $2.1 million (3.6%) for the first nine months of 2013 as compared to 2012 as lower average principal outstanding was not enough to overcome higher interest rates. For most of the first quarter of 2012, the Company had a bank term loan facility with outstanding principal of $363 million and an interest rate of 5.3%. The Company amended this facility in late March of 2012, consequently, the all-in interest rate increased to 10%. In May of 2012, the Company entered into its current financing arrangement with Berkshire Hathaway which increased the cash interest rate on the term loan to 10.5%. By contrast, the Company had a term loan with outstanding principal of $302 million and a fixed interest rate of 10.5% for the entire first nine months of 2013.

Total interest expense included non-cash interest of $2.3 million and $7.0 million for the third quarter and first nine months of 2013 compared to non-cash interest of $2.4 million and $6.8 million for the equivalent 2012 periods. This non-cash interest expense represents accretion of discounts related to original issuance, warrants and certain fees that are amortized over the life of a loan. Non-cash interest expense for 2012 also includes payment-in-kind (PIK) interest of nearly $1 million which was incurred between March and May 2012 under the Company’s previous credit facility.

INCOME TAXES

The Company recorded non-cash income tax expense from continuing operations of $2.5 million and $7.7 million in the third quarter and first nine months of 2013, respectively, compared to $3.4 million and $10 million in the equivalent quarter and nine months of 2012, respectively. The Company’s tax provision for each period had an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance at the beginning of each period. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that otherwise would be recognized is offset by the change to the valuation allowance.  However, tax expense recorded in the third quarter and first nine months of 2013 included the accrual of non-cash tax expense of approximately $3.3 million and $9.8 million, respectively, of additional valuation allowance in connection with the tax amortization of the Company’s indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”), as compared to approximately $3.4 million and $10.2 million, respectively, in the corresponding 2012 periods. The “naked credit” expense was partially offset in the third quarter and first nine months of 2013 by approximately $0.8 million and $2.1 million, respectively, of tax benefit related to the intraperiod allocation items in Other Comprehensive Income. A full discussion of the naked credit issue is contained in Note 4 of Item 8 of the Company’s Form 10-K for the year ended December 31, 2012.

DISCONTINUED OPERATIONS

The Company recorded a loss of $413 thousand from the operations of Blockdot in the nine months ended September 30, 2013. In January 2013, the Company sold the intellectual property and certain tangible assets of Blockdot for a nominal amount, but it did not sell Blockdot’s working capital and certain operating leases for space that the Company will no longer utilize. The Company recorded a net loss of approximately $100 thousand related to these operating leases during the nine months ended September 30, 2013. In the second half of 2012, the Company recorded a $2.5 million loss due to the anticipated sale of Blockdot; the Company recorded an additional loss of $30 thousand related to the sale in the first quarter of 2013.

The Company recorded losses from discontinued operations of $1 million and $11 million during the third quarter and first nine months of 2012, respectively, which included the operating results of newspapers (as well as their associated websites), DealTaker, Blockdot, NetInformer and the Company’s Production Services unit. The loss for the first nine months of 2012 included a noncash impairment charge of $6.5 million net of a tax benefit of $3.6 million related to DealTaker. The Company also recorded after-tax losses related to the divestiture of discontinued operations of $11 million and $143 million in the third quarter and first nine months of 2012, respectively. The total year-to-date 2012 after-tax loss included an estimated loss on the sale of newspapers to World Media of $112 million, an estimated loss on the sale of the Tampa print properties of $24 million, an estimated loss on the sale of Blockdot of $2.4 million and a loss on the sale of DealTaker of $3.9 million.

OTHER

As indicated above, fluctuations in the Company’s stock price have a significant effect on the amount of corporate and other expenses recognized due to the nature of the Supplemental 401(k) and the Directors’ Deferred Compensation plans. Each $1 change in the Company’s stock price as of September 30, 2013, would have raised or lowered the Company’s liabilities and corporate and other expenses by approximately $.7 million.

The Company also maintains a Deferred Compensation Plan for certain employees. Unlike a 401(k) plan, this obligation resides with the Company, and earnings are credited to each participant’s account based on the performance of participant-directed hypothetical equity and bond funds rather than actual investment activity. Historically, the Company directed investments associated with its company-owned life insurance policies to mirror investments used to determine the liability under the Deferred Compensation Plan. However, when amounts are borrowed under the company owned life insurance policies, as was the case as of September 30, 2013, the Company is exposed to the market volatility related to its Deferred Compensation Plan liability. A 10% change in the value of the investments used to determine the Deferred Compensation Plan liability as of quarter-end would have raised or lowered the liability and corporate and other expenses by approximately $.6 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $28 million of cash from operating activities in the nine months ended September 30, 2013. This compared to $18 million of net cash provided by operating activities in the year-ago period. During the first nine months of 2013, the Company paid $61 million in cash for interest ($13 million of which was previously accrued), made capital expenditures of $12 million, contributed $3.8 million to its retirement plan and reduced its accounts payable and accrued expenses by $23 million. In addition, the Company paid cash of $16 million for issuance costs associated with its new credit facility and $7.8 million for merger-related expenses. These outlays were funded in part by $30 million of net borrowings under the revolving credit facility, a net inflow of $9 million from borrowings under company owned life insurance policies and a $1.4 million refund of a collateral deposit related to letters of credit.

As of September 30, 2013, and December 31, 2012, the Company had in place with BH Finance LLC, an affiliate of Berkshire Hathaway, a term loan with a face value of $302 million which was issued at a discount of 11.5%, matures in May 2020 and bears an interest rate of 10.5%. The Company had $30 million outstanding on its revolving credit facility as of September 30, 2013, and had remaining availability of $15 million. The revolving credit facility bears interest at a rate of 10% and is subject to a 2% fee on the unused portion of the commitment. While the Berkshire Hathaway financing arrangement does not contain financial covenants, there are restrictions, in whole or in part, on certain activities including the incurrence of additional debt, repurchase of shares and the payment of dividends. The financing arrangement is guaranteed by the Company’s subsidiaries. The Company also issued common stock warrants to purchase 4.6 million shares of common stock to Berkshire Hathaway in conjunction with the financing, the warrants were exercised subsequently.

Also outstanding were 11.75% senior secured notes with a face value of $300 million that were issued at a price equal to 97.69% of face value. On or before February 15, 2014, the senior secured notes can be redeemed at a price equal to 100% of the outstanding principal, plus the present value of the semi-annual interest payment due February 15, 2014, plus a call premium of 5.875% of the outstanding principal. The Company was in compliance with the provisions of its debt agreements at September 30, 2013.

At the time of the execution of the financing arrangement and related agreements, the Company and Berkshire Hathaway (and its affiliates) were not then related parties. However, the consummation of, and exercise of rights under, those agreements created the related-party status. As described in Note 5 of Item 1, the Company and World Media engaged in a series of transactions to effectuate an orderly transition following the sale of the Company’s newspapers. As of September 30, 2013, these transition service obligations were substantially complete.

The Company has posted cash collateral with letter of credit agents to support its letters of credit. As of September 30, 2013, the Company had outstanding letters of credit of $3.4 million.   The Company received refunds of $1.4 million of previously posted cash collateral during the nine months ended September 30, 2013.

The Company believes that its cash on hand, cash provided by operations and its revolving credit facility are more than sufficient to cover its working capital, capital expenditures, interest, pension, merger-related expenses and other cash needs.

On July 31, 2013, the Company entered into a new credit agreement with a syndicate of lenders, contingent on successful completion of the merger with Young, which will provide the combined company with a $60 million revolving credit facility and an $885 million term loan. The revolving credit facility has a term of five years and will bear interest at LIBOR plus a margin of 2.75%. The $885 million term loan has a term of seven years and will bear interest at LIBOR (with a LIBOR floor of 1%) plus a margin of 3.25%. Shortly after close, the combined company plans to use the term loan proceeds to repay the outstanding debt of both companies (including associated call premiums), fund a $50 million contribution to Media General’s qualified pension plan and pay various transaction fees and expenses. The Company paid approximately $16 million of transaction-related fees in the third quarter. The Company also incurred $0.5 million of fees on the unfunded term loan commitment during the third quarter. The fees will continue to accrue at an annual rate of 3.25% of the unfunded term loan commitment until the Company fully draws down the term loan. When drawn following the merger, the new credit agreement will be guaranteed by the combined company and its subsidiaries, and secured by liens on substantially all of the assets of the combined company.

The Shield Media companies with which Young has shared services arrangements for two stations, entered into a new credit agreement with a syndicate of lenders, dated July 31, 2013, contingent on successful completion of the Young merger, which will refinance its outstanding aggregate $32 million term loans under one credit agreement. The existing Shield Media term loans are guaranteed on a secured basis by Young which will continue to provide its guarantee, secured by the same collateral, for the combined refinanced facility. The new Shield Media term loan has a term of five years and will bear interest at LIBOR plus a margin of 3.25%. Upon completion of the merger and repayment of the 11.75% senior secured notes, the new Shield Media term loan will be guaranteed by the combined company and its subsidiaries. These guarantees will be secured by liens on substantially all of the assets of the combined company, on a pari passu basis with the new Media General credit agreement.

The new Media General credit agreement contains a leverage ratio covenant, which involves debt levels and a rolling eight-quarter calculation of EBITDA, as defined in the agreement. Additionally, the agreement has restrictions on certain transactions including the incurrence of additional debt, capital leases, investments, additional acquisitions, asset sales and restricted payments (including dividends and share repurchases) as defined in the agreement. The new Shield Media credit agreement contains a fixed charge coverage ratio, a financial covenant that is meant to measure whether the Borrowers can satisfy their fixed charges (interest, debt payments, capital expenditures and taxes) when due by measuring fixed charges to EBITDA, calculated on a rolling eight-quarter basis, as defined in the agreement.   The agreement also has restrictions on transactions similar in nature to those in the new Media General agreement, but scaled to Shield Media’s smaller size.  Additionally, the agreement has more specific covenants regarding the operation of the Shield Media business and requires that each Shield Media holding company that controls a Shield Media station limit its activities to performance of its obligations under the Shield Media credit documents, and activities incidental thereto, including owning a Shield Media station and performance of its obligations under and activities related to the shared services agreement. Both the Media General and Shield Media credit agreements contain cross-default provisions.

OUTLOOK

Media General is excited about its future as a merged company with Young and is actively working with Young management to ensure a smooth transition. The Company expects to complete the transaction in November of 2013, if its shareholders provide approval at the Special Meeting and FCC approval is received, as expected. Media General is reassessing its operations and contracts, looking for efficiencies and best practices from both companies in order to maximize synergies. With the new credit arrangements that will be effective when the merger takes place, the Company has already secured long-term financing which will significantly reduce interest expense for the combined company. The combined company intends to use a portion of the proceeds of this financing to make a $50 million contribution to Media General’s qualified pension plan following consummation of the transaction which will reduce ongoing pension expense. The Company expects that significant operating loss carryforwards will survive the transaction which will minimize the combined company’s cash income taxes. Media General’s management believes that the combined company will be able to realize estimated operating and financing synergies of approximately $44 million per year, as a result of reduced corporate overhead, interest and other expenses. Media General looks forward to providing enhanced value to shareholders by participating as an acquirer in ongoing industry consolidation should appropriate opportunities be presented.

* * * * * * * *

Certain statements in this quarterly report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to accounting estimates and assumptions, expectations regarding the pending merger and approval by shareholders, negotiations with cable and satellite providers, revenue growth, interest expense, corporate expense, cash flow margins, operating loss carryfowards, general advertising and digital advertising levels. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “would like,” “plans,” “may” and similar words, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

Various important factors could cause actual results to differ materially from the Company’s forward looking statements, estimates or projections including, without limitation:  failure to complete the merger transaction, the economic climate for debt refinancing, regulatory approvals, changes in advertising demand, changes to pending accounting standards, changes in consumer preferences for programming and delivery method, changes in relationships with broadcast networks, changes in relationships with cable and satellite providers, the performance of pension plan assets, health care cost trends, regulatory rulings including those related to ERISA and income tax law, natural disasters, and the effects of dispositions and debt agreements on the Company’s results of operations and its financial condition.  Actual results may differ materially from those suggested by forward-looking statements for a number of reasons including those described in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.          Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2012, provides disclosures about market risk. As of September 30, 2013, there have been no material changes in the Company’s market risk from December 31, 2012.

Item 4.          Controls and Procedures

The Company’s management, including the chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013. There have been no significant changes in the Company’s internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.     OTHER INFORMATION

Item 6.          Exhibits

(a)	Exhibits

	10.1	Media General, Inc., Supplemental 401(k) Plan, amended and restated effective January 1, 2014

	31.1	Section 302 Chief Executive Officer Certification

	31.2	Section 302 Chief Financial Officer Certification

	32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

101

The following financial information from the Media General, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL includes: (i) Consolidated Condensed Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2013 and September 23, 2012, (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and September 23, 2012, (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and September 23, 2012, and (v) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

DATE: November 6, 2013	/s/ George L. Mahoney
George L. Mahoney
President and Chief Executive Officer

DATE: November 6, 2013	/s/ James F. Woodward
James F. Woodward
Vice President - Finance and Chief Financial Officer