Form 10-K
period 2013-12-31
MEDIA GENERAL INC
filed 2014-03-07
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period            to

Commission File No. 1-6383

MEDIA GENERAL, INC.

(Exact name of registrant as specified in its charter)

Commonwealth of Virginia	54-0850433
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

333 E. Franklin St., Richmond, VA	23219
(Address of principal executive offices)	(Zip Code)

(804) 887-5000

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Voting Common Stock	New York Stock Exchange
(Title of class)	(Name of exchange on
which registered)

Securities registered pursuant to Section 12(g) of the Act:        None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes       X            No

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

Yes                    No          X

The aggregate market value of voting and non-voting stock held by nonaffiliates of the registrant, based upon the closing price of the Company’s Class A Common Stock as reported on the New York Stock Exchange, as of June 30, 2013, was approximately $297,060,092.

The number of shares of Voting Common Stock (no par value) outstanding on February 28, 2014, was 87,733,971. The number of shares of Non-Voting Common Stock (no par value) outstanding on February 28, 2014, was 828,885.

The Company makes available, free of charge through its website, www.mediageneral.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after being electronically filed with the Securities and Exchange Commission.

Part III incorporates information by reference from the proxy statement for the Annual Meeting of Stockholders to be held on April 24, 2014.

Index to Media General, Inc.

Annual Report on Form 10-K for the Year Ended December 31, 2013

Part I

Item 1. Business

General

On November 12, 2013, Media General, Inc. (“Legacy Media General”), and New Young Broadcasting Holding Co., Inc. (“Young”) were combined in an all-stock, tax-free merger transaction. The combined company (the “Company” or “Media General”) has retained the Media General name and is headquartered in Richmond, Virginia. Following the merger, the Company owns or operates 31 network-affiliated broadcast television stations as well as related websites and mobile news applications. The Company’s network affiliations include twelve CBS stations, nine NBC stations, seven ABC stations, one FOX station, one CW station and one MyNetworkTV station. Media General’s stations operate across 28 markets, reaching approximately 16.5 million, or 14 percent, of U.S. TV households. Sixteen of the Company’s stations operate in Top 75 markets in the United States as defined by The Nielsen Company (“Nielsen”). The Company has approximately 2,600 full-time equivalent employees.

The combined company’s increased size is expected to enhance its ability to capture the operating synergies of a larger company, participate more fully in retransmission revenue growth, provide opportunities for broadcast and digital market share growth and obtain more favorable syndicated programming arrangements. In preparation for the merger, the Company secured long-term financing which significantly reduced interest expense for the combined company. The combined company is expected to have an enhanced financial ability to pursue additional strategic acquisitions, and have a greater ability to participate in ongoing industry consolidation, than either predecessor company would have had on a stand-alone basis.

The merger was accounted for as a reverse acquisition. For financial reporting purposes, Young is the acquirer and the continuing reporting entity. Consequently, the consolidated financial statements of Media General, the legal acquirer and a continuing public corporation in the transaction, have been prepared with Young as the surviving entity. Accordingly, prior period financial information presented for the Company in the consolidated financial statements reflects the historical activity of Young.

Legacy Media General was incorporated in Virginia and became a public company in 1969. It grew through acquisition, mostly by purchasing high-quality, privately owned local media entities in the Southeast. Legacy Media General sold all of its newspapers in 2012. Young was incorporated in 2009 for purposes of acquiring the business of Young Broadcasting Inc. in connection with Young Broadcasting Inc.’s bankruptcy filing under Chapter 11 of Title 11 of the United States Bankruptcy Code. In June of 2010, Young Broadcasting Inc. emerged from bankruptcy as a wholly owned subsidiary of Young pursuant to Young Broadcasting Inc.’s confirmed Chapter 11 plan of reorganization.

Broadcast Stations and Markets

The Company’s operations as of December 31, 2013, include television stations and websites as shown on the following map:

The following table sets forth general information for the Company’s television stations as of December 31, 2013:

Market	Market Rank	Station	Network Affiliation	Station Rank (1)	Audience Share % (1)	Expiration Date of Primary Network Agreement

San Francisco - Oakland - San Jose, CA	6	KRON	MyNetworkTV	5	2	9/30/2014
Tampa - St. Petersburg - Sarasota, FL	14	WFLA	NBC	3	6	12/31/2015
Raleigh - Durham, NC	24	WNCN	NBC	4	4	12/31/2015
Nashville, TN	29	WKRN	ABC	3	9	8/31/2015
Columbus, OH	32	WCMH	NBC	3	9	12/31/2015
Greenville-Spartanburg, SC, Asheville, NC	37	WSPA	CBS	1	11	6/30/2015
Greenville-Spartanburg, SC, Asheville, NC	37	WYCW	CW	6	2	9/17/2016
Birmingham, AL	44	WVTM	NBC	4	4	12/31/2015
Providence, RI - New Bedford, MA	53	WJAR	NBC	1	11	12/31/2015
Richmond - Petersburg, VA	57	WRIC	ABC	3	10	8/31/2015
Albany - Schenectady - Troy, NY	58	WTEN	ABC	3	12	8/31/2015
Albany - Schenectady - Troy, NY	58	WXXA (2)	FOX	4	5	12/31/2017
Mobile, AL - Pensacola, FL	59	WKRG	CBS	1	14	4/2/2015
Knoxville, TN	61	WATE	ABC	3	6	8/31/2015
Roanoke - Lynchburg, VA	66	WSLS	NBC	3	7	12/31/2015
Green Bay - Appleton, WI	70	WBAY	ABC	1	16	8/31/2015
Savannah, GA	92	WSAV	NBC	2	11	12/31/2015
Jackson, MS	94	WJTV	CBS	2	14	12/31/2014
Charleston, SC	95	WCBD	NBC	2	11	12/31/2015
Tri-Cities, TN/VA	97	WJHL	CBS	2	12	12/31/2014
Greenville - New Bern, NC	99	WNCT	CBS	3	11	12/31/2014
Davenport, IA - Rock Island - Moline, IL	100	KWQC	NBC	1	19	1/1/2015
Myrtle Beach - Florence, SC	102	WBTW	CBS	1	17	6/30/2015
Sioux Falls, SD	111	KELO	CBS	1	25	4/2/2015
Augusta, GA - Aiken, SC	112	WJBF (3)	ABC	2	14	6/30/2014
Lansing, MI	115	WLNS	CBS	2	15	9/30/2017
Lansing, MI	115	WLAJ (2)	ABC	3	8	12/31/2015
Lafayette, LA	122	KLFY	CBS	1	20	9/30/2017
Columbus, GA	126	WRBL	CBS	2	12	3/31/2015
Hattiesburg - Laurel, MS	167	WHLT	CBS	2	9	8/31/2015
Rapid City, SD	173	KCLO	CBS	2	10	4/2/2015

(1) Source: November 2013, Nielsen. Comparison vs. other TV stations in each market. Sign-On to Sign-Off (M-SU 6A-2A) TV household share.

(2) WXXA and WLAJ are licensed to independent third parties. The Company is party to joint sales and shared services agreements for these stations pursuant to which the Company provides certain non-program-related sales, operational, and administrative services to each station.

(3) The Company is also party to joint sales and shared service agreements for WAGT, an NBC affiliate, which is licensed to an independent third party.

Revenues, Cyclicality and Seasonality

The Company’s primary source of revenue is the sale of advertising time on its television stations. Advertising revenue is recognized when advertisements are aired. Agency commissions related to advertising are recorded as a reduction of revenue.  Advertising rates are influenced by a variety of factors including demand, the size of a station’s market, the station’s overall rating, economic conditions and the popularity of the station's local, network and syndicated programming. Broadcast advertising revenue represented approximately 77%, 84% and 88% of gross operating revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

Broadcast advertising revenue is generally higher in even-numbered years due to political election spending and advertising revenue generated from the Olympic Games on the Company’s nine NBC stations. Increased consumer advertising in the spring and for the holiday season generally generates higher advertising revenue in the second and fourth quarters of each year.

The Company receives consideration from certain satellite and cable providers in return for the Company’s consent to the retransmission of the signals of its television stations. Retransmission consent revenue is recognized on a per subscriber basis in accordance with terms of each contract. Retransmission consent revenue represented approximately 16%, 10% and 7% of gross operating revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company generates revenue from other sources, which include sales of digital advertising, commercial production, trade shows and tower space rental income. The Company, in the ordinary course of business, also provides advertising airtime to certain customers in exchange for products or services.

Industry

All television stations in the country are grouped by Nielsen, a national audience measuring service, into approximately 210 Designated Market Areas (“DMA”) that are ranked in size according to various formulae based upon actual or potential audience. Each DMA is determined as an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Nielsen periodically publishes data on estimated audiences for the television stations in the various television markets throughout the country. The estimates are expressed in terms of the percentage of the total potential audience in the market viewing a station, which is referred to as the station’s “rating,” and of the percentage of the audience actually watching television, which is referred to as the station’s “share.” Nielsen provides such data on the basis of total television households and selected demographic groupings in the market using three methods of determining a station’s ability to attract viewers (diary markets, meter-diary adjusted markets and local people meter markets). In larger DMAs, ratings are determined by a combination of meters connected directly to select television sets and weekly diaries of television viewing, while in smaller markets only weekly diaries are used to determine viewing.

Whether a station is affiliated with one of the four major networks (ABC, CBS, NBC or FOX) has a significant impact on the composition of the station’s revenue, expenses and operations. A typical network affiliate receives a significant percentage of its programming each day from the network. This programming is provided to the affiliate by the network in exchange for a substantial majority of the advertising time during network programs. The network then sells this advertising time and retains the revenue. The affiliate retains the revenue from time sold during breaks in and between network programs and programs the affiliate produces or purchases from syndicators. In addition, stations generally pay a network program fee for the right to broadcast network programs. Traditional network programming typically achieves higher audience levels than syndicated programs aired by independent stations.

In acquiring syndicated programming to supplement network programming, network affiliates compete with the other stations in their markets. Local cable systems generally do not compete with local stations for programming, but various national cable and satellite networks from time to time have acquired programs that would have otherwise been offered to local television stations.

Competition

Competition in the television industry takes place on several levels: competition for audience, competition for programming (including news) and competition for advertisers. Additional factors that are material to a television station’s competitive position include signal coverage and assigned frequency.

Audience. Stations compete for audience on the basis of program popularity, which has a direct effect on advertising rates. A significant percentage of the daily programming on the Company’s stations is supplied by the network with which each station is affiliated. In those periods, the stations are totally dependent upon the performance of the network programs in attracting viewers. There can be no assurance that such programming will achieve or maintain satisfactory viewership levels in the future. Non-network time periods are programmed by the station with a combination of self-produced news, public affairs and other entertainment programming, including news and syndicated programs purchased for cash, cash and barter or barter only.

Although the commercial television broadcast industry historically has been dominated by the four major broadcast networks (ABC, CBS, NBC and FOX), stations affiliated with other national networks (e.g., The CW, MyNetworkTV and ION Television), independent stations, and other video programming delivery methods, such as cable and satellite systems, are significant competitors for the television audience. In addition, certain cable operators have elected to compete for a share of the market revenue and audience with local cable news channels and regional sports networks.

Other sources of competition include home entertainment systems (including DVDs and video game devices), video-on-demand and pay-per-view, portable digital devices and the Internet. In particular, programmers, including networks and other program providers may now distribute programming directly to consumers via the Internet and portable digital devices including smartphones.

Further advances in technology may increase competition for household audiences and advertisers. Video compression techniques, applicable to all video delivery systems, reduce the bandwidth required for television signal transmission and have the potential to provide vastly expanded programming to highly targeted audiences. This ability to reach very narrowly defined audiences is expected to alter the competitive dynamics for advertising expenditures. The same compression technology, however, enables local television broadcast stations to broadcast multiple digital channels of local television programming. This technology expands the capacity of local television broadcast stations to provide more programming and potentially develop new sources of revenue. The Company, however, is unable to predict the effect that any of these or other technological changes in which programming may be delivered will have on the broadcast television industry or the future results of the Company’s operations.

Programming. Competition for programming involves negotiating with national program distributors or syndicators, which sell first-run and rerun packages of programming. The stations compete against in-market broadcast station competitors for exclusive local access to off-network reruns and first-run products in their respective markets. As noted, cable and satellite systems compete with local stations for programming to a lesser extent, and various national cable and satellite networks from time to time have acquired exclusive rights for programs that would have otherwise been offered to local television stations.

Advertising. Advertising rates are based upon the size of the market in which the station operates, the program’s popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the market served by the station, the availability of alternative advertising media in the market area, aggressive and knowledgeable sales forces and development of projects, features and programs that tie advertiser messages to programming. Advertising revenue comprises the primary source of revenue for commercial television stations. The Company’s stations compete for such advertising revenue with other television stations in their respective markets, as well as with other advertising media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, direct mail, the Internet and cable and satellite systems serving the same market. Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. Generally, a television station in the market does not compete with stations in other market areas.

Broadcast Regulation

The ownership, operation and sale of television stations are subject to the jurisdiction of the Federal Communications Commission (the “FCC”), which acts under the authority granted by the Communications Act of 1934, as amended (the “Communications Act”). Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of the Communications Act and its related rules and regulations.

The following is a brief summary of certain provisions of the Communications Act and specific FCC regulations and policies. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

License Renewals

Continuation of operations requires that the Company retain and, from time to time, renew a variety of governmental approvals. FCC licenses to operate broadcast television stations generally have a term of eight years. Historically, the FCC has renewed the vast majority of broadcast licenses, but there can be no assurance that the Company’s licenses will be renewed at their expiration dates or, if renewed, that the renewal terms will be for the maximum permitted period. The non-renewal or revocation of one or more of the Company’s primary FCC licenses could have a material, adverse effect on its operations.

Ownership Matters

The Communications Act prohibits the assignment or transfer of control of a broadcast license without the prior approval of the FCC. In determining whether to permit the assignment or transfer of control of, or the grant or renewal of, a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, the “character” of the licensee and its principals and compliance with the Communications Act’s limitations on ownership by non-U.S. citizens, non-U.S. entities or representatives of foreign persons or foreign governments (collectively, aliens). In general, aliens may not own or vote an aggregate interest of greater than 25% in an entity that controls a broadcast licensee.

FCC rules impose limits on the ownership and cross-ownership of interests in television broadcast stations and certain other media, including:

●	the ownership of multiple television stations in the same market;

●	the cross-ownership of television stations and radio broadcast stations in the same market;

●	the ownership of television stations and daily newspapers of general circulation in the same market; and

●	the national ownership of television stations, which precludes a single entity from owning television stations reaching more than 39% of the entire population of the United States.

In applying its media ownership limits, the FCC treats persons or entities holding “attributable” interests as station “owners.” Subject to some exceptions, attributable media interests include the following:

●

the direct or indirect right to vote 5% or more of the stock of a corporation (or 20% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors);

●	a position as an officer or director;

●	a general partnership interest;

●	a limited partnership interest that is not “insulated” in accordance with FCC rules;

●	a time brokerage agreement for more than 15% of the airtime of another television station in the market; and

●

any combination of debt and equity amounting to more than 33% of the total asset value (debt plus equity) of a media outlet if the holder either is a major program supplier (providing more than 15% of weekly programming) or holds another attributable media interest in the same market.

Under a joint sales agreement, or “JSA,” one TV station in a market agrees to sell the advertising inventory of another station in the same market. Currently, TV JSAs are not an attributable interest under the FCC’s policies, although JSAs among same-market radio broadcasters are treated as attributable interests.

On December 22, 2011, the FCC released a Notice of Proposed Rulemaking in its Quadrennial Review of the Multiple Ownership Rules. The FCC is considering changes to the FCC’s rules regarding broadcast-newspaper cross ownership restrictions, the possible elimination of rules restricting the ownership of radio and TV stations in the same market and the potential attribution of TV JSAs so that they would count as ownership interests in a multiple ownership analysis, as well as other changes.

In addition to the FCC, the Department of Justice and the Federal Trade Commission also may review matters related to the concentration of media ownership within markets.

Carriage of Television Broadcast Signals over Cable and Direct Broadcast Satellite Systems

Pursuant to FCC rules, local television stations may elect every three years to either (1) require cable and/or direct broadcast satellite operators to carry the stations’ signals or (2) enter into retransmission consent agreements for carriage. The Company has elected to enter into retransmission agreements with the cable and direct satellite broadcast companies serving its markets. There is no assurance, however, that the Company will be able to agree on acceptable terms for retransmission agreements when existing agreements expire.

The FCC’s syndicated exclusivity rules allow local broadcast television stations to demand that cable operators black out syndicated non-network programming carried on “distant signals” (i.e. signals of broadcast stations, including so-called “superstations,” which serve areas substantially removed from the cable system’s local community). The FCC’s network non-duplication rules allow local network-affiliated broadcast stations to require that cable operators black out duplicate network programming carried on distant signals. In a number of markets in which the Company owns stations affiliated with a network, however, a station that is affiliated with the same network in a nearby market is carried on cable systems in the Company’s markets. The carriage of two network stations on the same cable system could result in a decline of viewership, adversely affecting the revenues of the Company’s stations.

Restrictions on Broadcast Programming

As a broadcast licensee, the Company also must comply with a variety of FCC rules regulating its operations such as political broadcasting rules, children’s television rules and limitations on indecent or obscene programming. Violation of these and other FCC rules could subject the Company to significant fines or other sanctions.

Advertising of cigarettes and certain other tobacco products on broadcast stations has been banned for many years. Various states also restrict the advertising of alcoholic beverages and, from time to time, certain members of Congress have contemplated legislation to place restrictions on the advertisement of such alcoholic beverages. FCC rules also restrict the amount and type of advertising which can appear in a program broadcast primarily for an audience of children 12 years of age and younger.

Under the Communications Act and FCC rules, stations must provide “reasonable access” for the purchase of time by legally qualified candidates for federal office and “equal opportunities” for the purchase of equivalent amounts of comparable broadcast time by opposing candidates for the same elective office and must make favorable rates available to legally qualified candidates during the 45 days preceding a primary or primary run-off election and during the 60 days preceding a general or special election.

It is a violation of federal law and FCC regulations to broadcast indecent programming outside of “safe harbor” periods or to broadcast obscene programming at any time. FCC licensees are, in general, responsible for the content of their broadcast programming, including that supplied by television networks. Accordingly, there is a risk of being fined as a result of the Company’s broadcast programming, including network programming. The maximum forfeiture amount for the broadcast of indecent material is $325,000 for each violation, with a cap of $3.0 million for any single act.

Programming and Operations

The Communications Act requires broadcasters to serve the “public interest.” The FCC has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. FCC licensees continue to be required, however, to present programming that is responsive to the needs and interests of their communities and to maintain certain records demonstrating such responsiveness. Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, obscene and indecent broadcasts and technical operations, including limits on radio frequency radiation. In addition, television licensees have obligations to create and follow employment outreach programs, provide a minimum amount of programming for children, maintain an online public inspection file and abide by regulations specifying requirements to provide closed captions for its programming.

Mobile Television

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

Pending Matters

Congress has passed legislation providing the FCC with authority to conduct a so-called “incentive auction” to begin the process of auctioning and repurposing broadcast television spectrum for mobile broadband use. Incentive auction authority allows the FCC to share the proceeds of spectrum auctions with incumbent television station licensees who give up their licenses (or in some cases, move to a different channel) to facilitate a spectrum auction. The legislation contemplates that the FCC will encourage broadcasters to tender their licenses for auction. The FCC would then “repack” non-tendering broadcasters into the lower portions of the UHF band and auction new “flexible use” wireless licenses in the upper portion of the UHF band. The proposals for television stations to participate in the “incentive auctions” are voluntary. On September 28, 2012, the FCC voted in favor of a Notice of Proposed Rulemaking that launches the incentive auction process to clear a portion of the television band for mobile broadband use. Public comments on the FCC’s proposals were due on January 25, 2013, with reply comments due on March 12, 2013.

The FCC is considering in its ongoing quadrennial review of its ownership rules, and in a separate rulemaking proceeding, whether to restrict the ability of same-market stations to enter into joint sales, shared services, news sharing and other cooperative agreements. These proposed changes could affect the Company’s present agreements to sell advertising inventory for independently owned stations in Augusta, Georgia; Albany, New York; and Lansing, Michigan.

Congress and the FCC currently have under consideration, and may in the future adopt new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of the Company’s broadcast stations.

Environmental Regulation

The Company’s operations are subject to laws and regulations governing the environment and the health and safety of its workers.  Under certain of these laws and regulations, an owner or operator of a facility can be liable for contamination even if the contamination is the result of activities of third parties.  As a result, it is possible that the Company could have environmental liability with respect to the properties it owns or operates as a result of contamination caused by prior owners or operators or operations at neighboring properties. Although the Company believes it is in compliance with applicable environmental requirements, and it has not incurred significant costs or liabilities in the past, there can be no assurance that its environmental compliance costs or liabilities will not increase in the future or that it will not become subject to new governmental regulations, including those pertaining to climate change, that may impose additional restrictions or costs on the Company.  The Company presently believes that none of its properties has any condition that is likely to have a material, adverse effect on its consolidated balance sheets, consolidated statements of comprehensive income or consolidated statements of cash flows.

Item 1A.     Risk Factors

Risks Related to the Company’s Business

The integration of Legacy Media General and Young will present significant challenges that may reduce the anticipated potential benefits of the transaction.

The Company will face significant challenges in consolidating functions and integrating organizations, procedures and operations in a timely and efficient manner, as well as retaining key personnel. The integration of Legacy Media General and Young will be complex and time-consuming due to the size and complexity of each organization. The principal challenges will include the following:

●	integrating information systems and internal controls over accounting and financial reporting;

●	integrating Legacy Media General and Young’s existing businesses;

●	preserving significant business relationships;

●	consolidating corporate and administrative functions;

●	conforming standards, controls, procedures and policies, business cultures and compensation structures between Legacy Media General and Young; and

●	retaining key employees.

The management of the combined company will have to dedicate substantial effort to integrating the businesses of Legacy Media General and Young. These efforts could divert management’s focus and resources from the Company’s business, corporate initiatives or strategic opportunities. If the Company is unable to integrate Legacy Media General’s and Young’s organizations, procedures and operations in a timely and efficient manner, the anticipated benefits and cost savings of the transaction may not be realized fully, or may take longer to realize than expected, and the value of the Company’s common stock may be affected adversely. An inability to realize the full extent of the anticipated benefits of the transaction, as well as any delays encountered in the integration process, could also have an adverse effect upon the revenues, expenses and operating results of the Company.

The Company’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the Company will be successful or that it will realize the expected operating efficiencies, cost savings and other benefits currently anticipated.

The Company’s advertising revenue can vary substantially from period to period based on many factors beyond the Company’s control. This volatility affects the Company’s operating results and may reduce its ability to repay indebtedness.

The Company relies on sales of advertising time for most of its revenues and, as a result, its operating results depend on the amount of advertising revenue that it generates. In 2013, 77% of the Company’s gross operating revenues were derived from spot advertising. If the Company generates less advertising revenue, it may be more difficult for it to repay its indebtedness and meet its working capital requirements, and the value of the Company’s business may decline. The Company’s ability to sell advertising depends on:

●	the levels of automobile advertising, which historically have represented approximately 20% of the Company’s gross advertising revenue;

●	the health of the economy in the areas where the Company’s television stations are located and in the nation as a whole;

●	the popularity of the Company’s programming and that of its competition;

●

the activities of the Company’s competitors, including competitors that offer other forms of advertising-based mediums, such as other broadcast television stations, radio stations, multichannel video programming distributors, referred to as “MVPDs,” Internet and broadband content providers, transit advertising, direct mail, local cable systems and other print and media outlets serving in the same markets;

●

the levels of political advertising, which are affected by campaign finance laws, and the ability of political candidates and political action committees to raise and spend funds, and are subject to seasonal fluctuations;

●	changes in the makeup of the population in the areas where the Company’s stations are located; and

●	other factors that may be beyond the Company’s control.

In addition, a high percentage of the Company’s operating expenses are fixed, and a small decrease in advertising revenue could significantly impact its financial results. There can be no assurance that the Company’s advertising revenue will not be volatile in the future, and such volatility may have an adverse impact on the Company’s business, financial condition or results of operations.

Financial and economic conditions may have an adverse impact on the Company’s industry, business and results of operations or financial condition.

Adverse financial and economic conditions could have an adverse effect on the fundamentals of the Company’s business, results of operations and/or financial condition. Poor economic and industry conditions could have a negative impact on the Company’s industry or the industry of those customers who advertise on the Company’s stations, including, among others, the automotive industry and service businesses, each of which is a significant source of the Company’s advertising revenue. Additionally, financial institutions, capital providers or other consumers may be adversely affected. Potential consequences of any financial and economic decline include:

●

the financial condition of those companies that advertise on the Company’s stations may be adversely affected, causing them to spend less on advertising, which could result in a significant decline in the Company’s advertising revenue;

●	the Company’s ability to pursue acquisitions or divestitures of certain television and non-television assets at attractive values may be limited;

●	the possibility that the Company’s business partners could be negatively impacted and the Company’s ability to maintain these business relationships could also be impaired; and

●	the Company’s ability to make certain capital expenditures may be significantly impaired.

If the Company is unable to secure or maintain carriage of its television stations’ signals over cable, telecommunication video and/or direct broadcast satellite systems, the Company’s television stations may not be able to compete effectively.

Pursuant to FCC rules, local television stations may elect every three years to either: (1) require cable and/or direct broadcast satellite operators to carry the stations’ signals or (2) enter into retransmission consent agreements for carriage. Failure to reach timely retransmission consent agreements with the relevant operators may harm the Company’s business. There is no assurance that the Company will be able to agree on acceptable terms, which could lead to a reduction in its revenue from cable and satellite retransmission consent agreements. If the Company is unable to reach retransmission consent agreements with cable companies, satellite providers and telecommunication providers for the carriage of its stations’ signals, the Company could lose revenues and audience share. The Company renegotiates retransmission agreements with cable and satellite providers as current contracts expire, and the Company may not be able to negotiate future agreements on terms comparable to or more favorable than its current agreements. This may cause revenues and revenue growth from its retransmission consent agreements to decrease under the renegotiated terms.

Several cable system and satellite operators have jointly petitioned the FCC to initiate a rulemaking proceeding to consider amending the FCC’s retransmission consent rules. The FCC solicited public comment on the petition and subsequently released a notice of proposed rulemaking seeking public comment on whether it should amend its rules to: (i) modify its standards for “good faith” negotiations of retransmission consent agreements; (ii) enhance consumer notice obligations; and (iii) eliminate the FCC's network non-duplication and syndicated exclusivity rules. The proceeding is currently pending, and the Company cannot predict its outcome.

As a television broadcaster, the Company is highly regulated, and continuation of its operations requires that it retain or renew a variety of government approvals and comply with changing federal regulations.

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

Congress and the FCC have under consideration, and in the future may adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership transferability and profitability of the Company’s television stations and affect the ability of the Company to acquire additional stations. In addition to the matters noted above, these may include, for example, spectrum use fees; reallocation of portions of the television broadcast spectrum to other uses or reductions in the amount of spectrum allotted to television stations; restrictions on the ability of same-market television stations to engage in shared services, joint sales or other cooperative arrangements to reduce operating costs; political advertising rates; potential restrictions on the advertising of certain products (such as alcoholic beverages); program content; increased fines for rule violations; closed captioning requirements and ownership rule changes.

The FCC is considering in its ongoing quadrennial review of its ownership rules, and in a separate rulemaking proceeding, whether to restrict the ability of same-market stations to enter into joint sales, shared services, news sharing and other cooperative agreements. These proposed changes could affect the Company’s present agreements to sell advertising inventory for independently owned stations in Augusta, Georgia; Albany, New York; and Lansing, Michigan.

In addition, uncertainty about media ownership regulations and adverse economic conditions has dampened the acquisition market from time to time, and changes in the regulatory approval process may make it materially more expensive, or may materially delay, the Company’s ability to consummate further acquisitions.

The Company requires licenses from the FCC for its operations, and a rejection or reconsideration of license renewals by the FCC could have a material, adverse effect on the Company’s business. Typically, the FCC begins processing renewal applications over the last month of the renewal term. However, for broadcasters to obtain license renewals (a necessary prerequisite to FCC consent for certain transactions), the FCC has required licensees to enter into tolling agreements extending the time that the FCC may prosecute indecency and other alleged violations beyond the date of the license renewals. The Company has entered into tolling agreements with the FCC, including tolling agreements in connection with the Company’s obtaining FCC consent for the merger with Young, consummated in 2013. The Company filed all of its pending applications for renewal in a timely manner prior to the applicable expiration dates and expects applications that remain pending to be approved as the FCC works through its backlog. In these circumstances, the Communications Act provides that the Company may continue to operate under its broadcast licenses pending final action on any pending renewal applications. Historically, the FCC renews the vast majority of broadcast licenses, but there can be no assurance that the Company’s licenses will be renewed at their expiration dates or, if renewed, that the renewal terms will be for the maximum permitted period. The non-renewal or revocation of one or more of the Company’s primary licenses could have an adverse effect on its operations.

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

Even if a television licensee does not participate in the reverse auction, the FCC nevertheless may require that it relocate its station to another channel or make technical changes to facilitate repacking the band.  The FCC will have a $1.75 billion fund to compensate broadcasters and cable systems for the reasonable costs of repacking.  The legislation limits the ability of broadcasters to challenge FCC repacking decisions by denying a licensee the right to a hearing before the FCC modifies its license, a right that the Communications Act otherwise would provide.  The FCC issued a new rulemaking proposal on October 2, 2012, to develop rules to govern incentive auctions for television broadcast spectrum, re-auction of any reclaimed spectrum to wireless broadband providers and the repacking of broadcasters on the channels remaining dedicated to television broadcasting after the auction. The FCC’s Chairman has told Congress that the FCC hopes to complete this rulemaking in the spring of 2014 so that the auctions can take place in mid-2015. There is no assurance however, that the FCC will meet this schedule.  Changes in FCC and Administration policies and changes in the Congress could affect this schedule and the ultimate shape of the auctions in ways that cannot now be predicted.

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

In addition, FCC rules affect the network-affiliate relationship. Among other things, these rules require network affiliation agreements to: (i) prohibit networks from requiring affiliates to clear time previously scheduled for other use, (ii) permit an affiliate to preempt network programs it believes are unsuitable for its audience and (iii) permit affiliates to substitute programs believed to be of greater local or national importance than network programming. In 2008, the FCC resolved a petition to review certain of these rules by clarifying its limitations on the extent to which the networks can exert control over the operations of their affiliates.

In recent years, the national broadcast networks have streamed their programming on the Internet and other distribution platforms in close proximity to network programming broadcast on local television stations, including those that the Company owns. These and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by the local stations and could adversely affect the business, financial conditions and results of operations of the Company’s stations.

The non-renewal or termination of a network affiliation agreement or a change in network affiliations could have a material, adverse effect on the Company. The Company periodically renegotiates its major network affiliation agreements. For example, the Company has a network affiliation agreement with ABC that expires in June of 2014, a network affiliation agreement with MyNetwork TV that expires in September of 2014 and network affiliation agreements with CBS that begin to expire in December of 2014. The Company anticipates that it will be required to pay commercially reasonable fees once it renews the respective affiliation agreements. There can be no assurance, however, as to whether the Company’s affiliation agreements will be renewed or as to what effect, if any, these renewals may have on the Company’s financial condition and results of operations.

If any of the Company’s stations cease to maintain affiliation agreements with networks for any reason, the Company would need to find alternative sources of programming, which may be less attractive and more expensive. A change in network affiliation in a given television market may have many short- and long-term consequences, depending upon the circumstances surrounding the change. Potential short-term consequences include: (a) increased marketing costs and increased internal operating costs, which can vary widely depending on the amount of marketing required to educate the audience regarding the change and to maintain the station’s viewing audience; (b) short-term loss of market share or slower market growth due to advertiser uncertainty about the switch; (c) costs of building a new or larger news operation; (d) other increases in station programming costs, if necessary; and (e) the cost of equipment needed to conform the station’s programming, equipment and logos to the new network affiliation. Long-term consequences are more difficult to assess, due to the cyclical nature of each of the major networks’ share of the audiences that changes from year-to-year with programs coming to the end of their production cycle, audience acceptance of new programs in the future and the fact that national network audience ratings do not necessarily indicate how a network’s programming may fare in a particular market. The circumstances that may surround a network affiliation switch cause uncertainty as to the actual costs that will be incurred by the Company, and if these costs are significant, the switch could have a material, adverse impact on the income the Company derives from the affected station.

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

As of December 31, 2013, the Company had total long-term debt of approximately $917 million. This indebtedness can have significant consequences for the Company’s creditors and investors. For example this indebtedness could:

●	make it more difficult for the Company to satisfy its obligations, which could in turn result in an event of default on its indebtedness;

●	impair the Company’s ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

●	diminish the Company’s ability to withstand a downturn in its business, the industry in which it operates or the economy generally;

●	limit flexibility in planning for, or reacting to, changes in the Company’s business and the industry in which it operates; and

●	place the Company at a competitive disadvantage compared to certain competitors that may have proportionately less debt.

If the Company is unable to meet its debt service obligations or if it otherwise breaches a covenant, it could be forced to restructure or refinance its indebtedness, seek additional equity capital or sell assets. The Company may be unable to obtain financing or sell assets on satisfactory terms, or at all.

In addition, the Company’s debt agreements subject the Company to a number of financial and operational covenants and require compliance with certain financial ratios. For example, covenants under the Company’s credit agreement impose restrictions on the Company’s ability to incur additional indebtedness and liens, make loans and investments, make capital expenditures, sell assets, engage in mergers, acquisitions and consolidations, enter into transactions with affiliates, purchase or redeem stock, enter into sale and leaseback transactions and pay dividends. A breach of any of the covenants imposed on the Company by the terms of the credit agreement, including any financial or operational covenants, and certain change of control events, may result in a default or event of default under the credit agreement. Following an event of default, the lenders would have the right to terminate their commitments to extend credit in the future to the Company under the agreement’s revolving credit facility and its delayed draw feature if all of the term loan is not then drawn, and accelerate the repayment of all of the Company’s indebtedness under the credit agreement. In such case, the Company may not have sufficient funds to pay the total amount of accelerated obligations, and the lenders could proceed against the collateral securing the credit agreement, which consists of substantially all of the Company’s assets. Any acceleration in the repayment of indebtedness or related foreclosure could have an adverse effect on the Company. For a description of the Company’s indebtedness, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Despite the Company’s current debt levels, the Company may be able to incur significantly more debt in the future, which could increase the foregoing risks.

The Company will require a significant amount of cash to service its indebtedness. This cash may not be readily available to the Company.

The Company’s ability to make payments on, or repay or refinance, its indebtedness and fund planned capital expenditures will depend largely upon the Company’s future operating performance. The Company’s future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. The Company cannot be certain it will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable the Company to pay its current indebtedness or to fund other liquidity needs.

The Company’s pension and postretirement benefit plans are currently underfunded. A declining stock market and lower interest rates could affect the value of its retirement plan assets and increase the Company’s postretirement obligations.

The Company has qualified defined benefit retirement plans covering substantially all Legacy Media General employees hired before January 1, 2007 and the IBEW Local 45 employees of KRON-TV. As of December 31, 2013, these qualified retirement plans were underfunded by approximately $88 million. The Company made contributions of $5 million and $45 million to the Legacy Media General plan in December of 2013 and January of 2014, respectively, to reduce the funding gap. The Company also has non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage available to certain Legacy Media General executives. There is also an unfunded plan that provides certain health and life insurance benefits to retired Legacy Media General employees who were hired prior to 1992 and a retirement medical savings account established as of January 1, 2007. Although the Company has frozen participation and benefits under these plans, two significant elements in determining the Company’s pension expense are the expected return on plan assets and the discount rate used in projecting obligations. Large declines in the stock market (such as those seen in 2008) and lower discount rates (such as those seen in 2012) increase the Company’s expense and may necessitate higher cash contributions to the qualified retirement plans.

The transaction resulted in an ownership change of Legacy Media General and an ownership change of Young, in each case, under Section 382 of the Internal Revenue Code. As a result, for U.S. federal income tax purposes, the Company’s ability to use the net operating loss carryforwards of Legacy Media General and Young to offset future taxable income is subject to limitation.

Pursuant to Section 382 of the Internal Revenue Code, the Company underwent an ownership change for tax purposes (i.e., a more than 50% change in stock ownership in aggregated 5% shareholders) as a result of the merger transaction in November 2013. As a result, the use of the Young and Legacy Media General historical net operating loss (“NOL”) carryforwards and tax credits generated prior to the ownership change will be subject to an annual Section 382 use limitation. These limitations may affect the timing of when these NOL carryforwards can be used, which, in turn, may impact the timing of when cash is used to pay the taxes of the combined company and could cause such NOLs to expire unused, in each case, reducing or eliminating the benefit of such NOLs.

Impairment of the value of the Company’s goodwill and other intangible assets is possible, depending on future operating results and the value of its stock.

          The Company periodically evaluates its goodwill and other intangible assets (primarily broadcast licenses, network affiliations and advertiser relationships) to determine if their carrying values are recoverable. Factors which influence the evaluation include expected future operating results (including assumptions around revenue growth, compensation levels, capital expenditures and discount rates), the Company’s stock price and the market for buying/selling media assets. If the carrying value is no longer deemed to be recoverable, a charge to earnings may be necessary. Although those charges are non-cash in nature and do not affect the Company’s operations, they could affect future reported results of operations and reduce the Company’s stockholders’ equity.

Cybersecurity risks could affect the Company’s operating effectiveness.

The Company uses computers in substantially all aspects of its business operations.  Its revenues are increasingly dependent on digital products. Such use exposes the Company to potential cyber incidents resulting from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. The results of these incidents could include, but are not limited to, business interruption, disclosure of nonpublic information, decreased advertising revenues, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation and reputational damage adversely affecting customer or investor confidence.  The Company has systems and processes in place to protect against risks associated with cyber incidents, and it maintains insurance coverage to mitigate cyber-related risks; however, depending on the nature of an incident, these protections may not be fully sufficient.

The Company may be unable to sufficiently reduce operating costs to offset potential revenue declines.

The Company previously has taken measures to manage its operating costs by reducing headcount, freezing or limiting certain employee benefits and implementing other cost-control measures across the Company. In addition, during and following the disposition of its newspapers in 2012, Legacy Media General took aggressive actions to reduce its corporate overhead costs. While these expense reductions have not significantly impacted the Company’s ability to deliver news to its local markets or serve its advertisers, future expense reductions may diminish the quality of the Company’s products and limit its ability to generate revenue. If further reductions in employee compensation and benefits are necessary, the Company may not be able to attract and retain key employees. Furthermore, significant portions of the Company’s expenses are fixed in nature and may not be reduced easily if revenue declines occur adversely affecting the Company’s operating results.

The Company operates in a very competitive business environment.

The television industry is highly competitive, and this competition can draw viewers and advertisers from the Company’s stations. Cable providers, direct broadcast satellite companies and telecommunication companies are developing new technologies that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television industry into ever more specialized niche markets. Competitors who target programming to such sharply defined markets may gain an advantage in garnering television advertising revenues. In addition, technological advancements and the resulting increase in programming alternatives, such as pay-per-view, home video and entertainment systems, video-on-demand, mobile video and the Internet have created new types of competition to television broadcast stations and will increase competition for household audiences and advertisers. Technologies that allow viewers to digitally record, store and play back television programming may decrease viewership of commercials as recorded by media measurement services and, as a result, may lower the Company’s advertising revenues. In addition, since digital television technology allows broadcasting of multiple channels within the additional allocated spectrum, this technology could expose the Company to additional competition from programming alternatives. The Company cannot provide any assurances that it will remain competitive in light of these developing technologies.

The Company faces competition from:

●	other local free over-the-air broadcast television and radio stations;

●	telecommunication companies;

●	cable and satellite system operators;

●	Internet search engines, Internet service providers and websites; and new technologies including mobile television; and

●	other sources of news, information and entertainment such as newspapers, movie theaters, live sporting events and home video products, including digital video disc players.

Furthermore, Internet programming services such as Aereo and FilmOnX have begun offering Internet-based program services in an attempt to retransmit existing broadcast stations without negotiating for carriage with the broadcaster or payment of any copyright or carriage fee. Aereo houses thousands of tiny antennas in its data center, and each customer is assigned a specific antenna to make a “copy” of the broadcast. Broadcasters have sued Aereo in multiple jurisdictions around the country seeking to shut down its service. The outcome of such litigation is not certain at the present time and the issue may be settled at the U.S. Supreme Court later in 2014. Aereo’s continued future success could have an adverse effect on the Company’s results of operations. The Company’s ability to adapt to changes in technology in a timely manner may affect its business prospects and results of operations.

The Company’s television stations are located in highly competitive markets. Accordingly, the results of the Company’s operations will be dependent upon the ability of each station to compete successfully in its market, and there can be no assurance that any of the Company’s stations will be able to maintain or increase its current audience share or revenue share. To the extent that certain of the Company’s competitors have or may, in the future, obtain greater resources, the Company’s ability to compete successfully in its broadcasting markets may be impeded.

The Company may experience disruptions in its business due to natural disasters, terrorism or similar events.

          Because the Company has a high concentration of television stations in the southeastern United States, its operations are particularly susceptible to tropical storms, tornadoes and hurricanes. If natural disasters, acts of terrorism, political turmoil, or hostilities occur, one or more of the Company’s broadcast stations could experience a loss of technical facilities for an unknown period of time and would, in addition, lose advertising revenues during such time period. In addition, if natural disasters, acts of terrorism, political turmoil or hostilities occur, even if the Company does not experience a loss of technical facilities, the Company’s broadcast operations may switch to continual news coverage, which would cause the loss of advertising revenues due to the suspension of advertiser-supported commercial programming.

The Company could be adversely affected by labor disputes and legislation and other union activity.

The cost of producing and distributing entertainment programming has increased substantially in recent years due to, among other things, the increasing demands of creative talent and industry-wide collective bargaining agreements. The Company’s program suppliers engage the services of writers, directors, actors and on-air and other talent, trade employees and others, some of whom are subject to these collective bargaining agreements. Also, as of December 31, 2013, approximately 200 of the Company’s employees are represented by labor unions under collective localized bargaining agreement with two different unions: the International Brotherhood of Electrical Workers and the American Federation of Television and Radio Artists. Failure to renew these agreements, higher costs in connection with these agreements or a significant labor dispute, including strikes or work stoppages, could adversely affect the Company’s business by causing, among other things, delays in production that lead to declining viewership, a significant disruption of operations and reductions in the profit margins of the Company’s programming and the amounts the Company can charge advertisers for time. The Company’s stations also broadcast certain professional sporting events, including NBA basketball games, MLB baseball games, NFL football games and other sporting events, and the Company’s viewership may be adversely affected by player strikes or lockouts, which could adversely affect the Company’s advertising revenues and results of operations. Any changes in the existing labor laws may increase these risks.

Risks Related to the Ownership of Media General Common Stock

Standard General owns approximately 30% of the voting power of the Company’s outstanding common stock. This may allow Standard General to exercise influence over the Company.

Standard General controls approximately 30% of the voting power of all of the Company’s outstanding common stock. This percentage may be increased to the extent any stockholders convert their voting common stock to non-voting common stock in accordance with the terms of the Company’s Articles of Incorporation. In addition, a representative of Standard General is a member of the Company’s Board of Directors. As a result, Standard General may have influence over the management of the Company. In addition, Standard General’s substantial share ownership may delay or prevent a change in control of the Company. Standard General’s interest may not be consistent with the interests of the Company’s other shareholders.

Provisions of the Company’s Articles of Incorporation and By-laws and applicable state corporation laws could make a merger, tender offer or proxy contest difficult and could deprive stockholders of the opportunity to obtain a takeover premium for shares of the common stock owned by them.

The Company’s Articles of Incorporation and By-laws contain provisions that could have the effect of delaying or preventing changes in control or changes in the management of the Company without the consent of the Board of Directors, which could make a merger, tender offer or proxy contest difficult. These provisions include: (i) the ability of the Board of Directors to determine whether to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used, to the extent consistent with its legal duties, to issue a series of stock to persons friendly to management in order to attempt to block an acquisition action by a hostile acquirer or to significantly dilute the ownership of a hostile acquirer, (ii) the requirement that a special meeting of stockholders may be called only by the Board of Directors, the chairman of the Board of Directors or the president, which may delay the ability of stockholders to force consideration of a proposal or to take action and (iii) advance notice procedures with which stockholders must comply in order to nominate candidates to the Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect such acquirer’s own slate of directors or otherwise attempting to obtain control of the Company. Under the Virginia Stock Corporation Act (“VSCA”) and the Company’s Articles of Incorporation, stockholders will be prohibited from taking action by written consent unless the consent is unanimous, which makes action by written consent difficult to obtain and forces stockholder action to be taken at an annual or special meeting. These provisions, alone or together, could delay hostile takeovers and changes in control of the Company or changes in its management.

Further, the “affiliated transaction” provisions of Virginia law prohibit, subject to certain exceptions, any person who becomes the beneficial owner of more than 10% of any class of a corporation's voting securities, without the prior consent of that corporation’s board of directors, from engaging in specified transactions with such corporation for a period of three years following the date upon which the stockholder acquires the requisite number of securities. The types of transactions covered by the law include certain mergers, share exchanges, material dispositions of corporate assets not in the ordinary course of business, dissolutions, reclassifications and recapitalizations. The Company did not opt out of this law in its Articles of Incorporation.

The Articles of Incorporation contain provisions allowing the Company to restrict the ownership, conversion and proposed ownership of common stock for reasons related to compliance with the FCC's rules and regulations.

Under the Articles of Incorporation, the Company may restrict the ownership, conversion or proposed ownership of shares of common stock by any person if such ownership, conversion or proposed ownership, either alone or in combination with other actual or proposed ownership of shares of capital stock of any other person, would impose restrictions upon the Company or its subsidiaries under, or cause a violation of, the laws administered or enforced by the FCC, including the Communications Act, which are referred to as “federal communications laws.” The Company may enforce such restrictions if it believes the ownership, conversion or proposed ownership by a stockholder of common stock:

●	would be in violation of any federal communications laws;

●	would (or could reasonably be expected to) materially limit or impair any existing or proposed business activity of the Company or its subsidiaries under the federal communications laws;

●

would materially limit or impair under the federal communications laws the acquisition of an attributable interest in a full-power television station by the Company or any of its subsidiaries for which it has entered into a definitive agreement with a third party;

●

would (or could reasonably be expected to) cause the Company or any of its subsidiaries to be subject to any rule, regulation, order or policy under the federal communications laws having or which reasonably could be expected to have a material effect on the Company or any of its subsidiaries to which the Company or any of its subsidiaries would not be subject but for such ownership, conversion or proposed ownership; or

●	would require prior approval from the FCC and such approval has not be obtained.

The restrictions that the Company may enact include refusing to permit the transfer of shares, suspending rights of share ownership, requiring the conversion of voting common stock to non-voting common stock, and other remedies. These provisions may restrict the ability to acquire, own and/or vote shares of voting common stock.

Sales of common stock by former equityholders of Young may have an adverse effect on the price of the Company’s common stock.

In the transaction, equityholders of Young received approximately 60.2 million shares of Media General’s common stock. Certain equityholders of Young who received shares of Media General common stock in the transaction have the right to require Media General to register those shares under a registration rights agreement, subject to certain limitations. The registration rights agreement required the filing of a shelf registration statement on Form S-3 covering such shares, which may be used by the former Young equityholders party to such agreement to facilitate the sale of their shares under certain circumstances. The Company filed a Form S-3 in January 2014. Former Young equityholders party to the registration rights agreement also have the right to demand registration of their shares for sale in underwritten offerings, subject to certain limitations, and the right to participate in registered underwritten offerings conducted by the Company. Sales by such equityholders of their shares of common stock, or the possibility of such sales, pursuant to an underwritten offering or otherwise, may have an adverse effect on the per share price of the Company’s common stock.

The Company does not intend to pay cash dividends on its common stock for at least so long as it is prohibited from doing so under its credit agreement.

The Company’s credit agreement contains restrictions on the payment of dividends. In addition, applicable state law may impose requirements that may impede the Company’s ability to pay dividends on its common stock. Therefore, it is likely that any return on investment for the Company’s shareholders, at least in the near term, will occur only if the market price of the Company’s common stock appreciates.

Former holders of Class A Common Stock may be deemed to hold “attributable interests” in the Company.

The laws, rules and regulations administered by the FCC contain restrictions on the ownership and control of broadcast licenses. The FCC generally applies its ownership limits to persons who hold “attributable interests” in a broadcast license. Prior to the transaction, Legacy Media General’s dual-class stock structure, pursuant to which the majority of the voting power of Legacy Media General was held by holders of Class B common stock, mitigated the risk that the interests of any holders of publicly traded shares of Class A common stock would be deemed to have an attributable interest in Media General. However, following the merger transaction, the broadcast or other media interests of holders holding five percent or greater of Media General’s voting common stock are generally deemed to have an attributable interest in the Company and may limit the Company’s acquisition or ownership of broadcast stations in particular markets. While the Company’s Articles of Incorporation have provisions that the Company may use to prevent such an effect by limiting the holding of attributable interests in the Company to those stockholders lacking conflicting media interests, there can be no assurance that these provisions as applied will be completely effective.

The Company has the ability to issue preferred stock, which could affect the rights of holders of the Company’s common stock.

The Company’s Articles of Incorporation allow the Board of Directors to issue up to 50 million shares of preferred stock and set the terms of such preferred stock. The terms of such preferred stock may adversely affect the dividend and liquidation rights of holders of the Company’s common stock.

The public price and trading volume of the Company’s common stock may be volatile.

The price and trading volume of the Company’s common stock may be volatile and subject to fluctuations. Some of the factors that could cause fluctuation in the stock price or trading volume of the Company’s common stock include:

●	general market and economic conditions and market trends, including in the television broadcast industry and the financial markets generally;

●	the political, economic and social situation in the United States;

●	actual or expected variations in operating results;

●	variation in quarterly operating results;

●	inability to meet projections in revenue;

●	announcements by the Company or the Company’s competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or other business developments;

●	adoption of new accounting standards affecting the industry in which the Company operates;

●	operations of competitors and the performance of competitors’ common stock;

●	litigation or governmental action involving or affecting the Company or its subsidiaries;

●	changes in financial estimates and recommendations by securities analysts;

●	recruitment or departure of key personnel;

●	purchases or sales of blocks of the Company’s common stock; and

●	operating and stock performance of the companies that investors may consider to be comparable.

There can be no assurance that the price of the Company’s common stock will not fluctuate or decline significantly. The stock market in recent years has experienced considerable price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of individual companies and that could adversely affect the price of the Company’s common stock, regardless of the Company’s operating performance. Stock price volatility might be worse if the trading volume of shares of the common stock is low. Furthermore, stockholders may initiate securities class action lawsuits if the market price of the Company’s common stock declines significantly, which may cause the Company to incur substantial costs and could divert the time and attention of the Company’s management.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company owns its headquarters building in downtown Richmond, Virginia and also owns an adjacent building which it has vacated and listed for sale or lease.

The types of properties required to support television stations include offices, studios, transmitter sites and antenna sites. A station’s studios are generally housed with its offices in downtown or business districts. The transmitter sites are generally located in elevated areas so as to provide maximum market coverage.

The Company owns and operates one television station each in California, Florida, Iowa, Louisiana, Michigan, New York, Ohio, Rhode Island and Wisconsin; two stations each in Alabama, Mississippi, South Dakota and Virginia; and three stations each in Georgia, North Carolina, South Carolina and Tennessee. Substantially all of the studio locations are located on land owned by the Company. The Company also operates one additional television station each in Michigan and New York pursuant to joint sales and shared services agreements; these stations share studio facilities with the Company’s owned televisions stations in the same market. Seventeen stations own their main transmitter tower, six stations lease space on towers for their main transmitter, five stations participate in partnerships that own the main transmitter tower and three stations participate in partnerships that lease space on towers for their main transmitter.

The Company considers all of its properties, together with its related computers and equipment contained therein, to be adequate for its present needs. The Company has pledged its assets as collateral under its credit agreements. The Company continually evaluates its future needs and from time-to-time will undertake significant projects to replace or upgrade facilities.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

        None

Executive Officers of the Registrant

Name	Age	Position and Office	Year First Took Office*

George L. Mahoney	61	President and Chief Executive Officer	1993

John A Butler	56	Treasurer	2005

Andrew C. Carington	45	Vice President, General Counsel and Secretary	2011

James R. Conschafter	62	Vice President, Broadcast Markets	2012

John R. Cottingham	63	Vice President, Broadcast Markets	2012

Robert E. MacPherson	60	Vice President, Corporate Human Resources	2009

Deborah A. McDermott**	59	Senior Vice President, Broadcast Markets	2013

Timothy J. Mulvaney	45	Controller and Chief Accounting Officer	2005

Lou Anne J. Nabhan	59	Vice President, Corporate Communications	2001

Robert M. Peterson**	59	Vice President, Broadcast Markets	2013

James F. Woodward**	54	Senior Vice President, Chief Financial Officer	2005

* The year indicated is the year in which the officer first assumed an office with the Company.

** Upon completion of the merger transaction on November 12, 2013, Deborah A. McDermott assumed the position of Senior Vice President, Broadcast Markets and Robert M. Peterson assumed the position of Vice President, Broadcast Markets. Concurrent with the appointments of Ms. McDermott and Mr. Peterson, James F. Woodward, who had been the Company’s Vice President – Finance and Chief Financial Officer, became the Company’s Senior Vice President, Chief Financial Officer.

Officers of the Company are elected at the Annual Meeting of the Board of Directors to serve, unless sooner removed, until the next Annual Meeting of the Board of Directors and/or until their successors are duly elected and qualified.

PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Media General’s voting common stock (no par value) is listed on the New York Stock Exchange under the symbol MEG. The Company’s non-voting common stock (no par value) is not publicly traded. The approximate number of equity security holders of record at February 28, 2014, was: voting common stock (no par value) – 1,172 and non-voting common stock (no par value) – 2.

Both classes of common stock participate equally in dividends to the extent that they are paid. The Board of Directors suspended the dividend in January 2009. Furthermore, due to restrictions contained in the Company’s credit agreements, the Company does not anticipate paying dividends in the foreseeable future. The table below sets forth the volume of shares traded and the high and low sales prices for the Company’s common stock in 2013 and 2012. No dividends were paid in 2013 and 2012.

(Unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Shares traded	9,309,000	17,257,000	14,632,000	17,005,000
Stock price range	$3.97-5.97	$5.78-11.45	$9.68-14.50	$12.61-23.55
2012
Shares traded	8,889,000	8,199,000	7,032,000	5,027,000
Stock price range	$3.48-6.84	$3.02-5.58	$3.70-5.50	$3.80-5.44

Performance Graph

The following graph, which is being furnished pursuant to Item 201 of Regulation S-K, shows the cumulative stockholder return on the Company’s common stock over the last five fiscal years beginning on January 1, 2009 and ending on December 31, 2013, as compared to the New York Stock Exchange (NYSE) Market Index and a Broadcast Peer Group Index.  The graph assumes that $100 was invested on January 1, 2009, and also assumes the reinvestment of dividends.

	1/1/09	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Media General, Inc.	$100.00	$448.00	$330.29	$232.57	$245.71	$1,291.43
NYSE Composite Index	$100.00	$128.95	$146.69	$141.46	$164.45	$207.85
Broadcast Peer Group Index*	$100.00	$208.93	$241.23	$235.75	$328.09	$705.56

* The Broadcast Peer Group includes: Belo Corporation, Gray Television, Inc., Nexstar Broadcasting Group, Inc., Sinclair Broadcasting Group, Inc. and LIN TV Corporation. Belo was acquired by Gannett Co. Inc. on December 23, 2013. Consequently, Belo’s common stock ceased trading on that date.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares withheld to satisfy tax withholding obligations upon the release of restrictions on Performance Accelerated Restricted Stock awarded under the Company’s Long-Term Incentive Plan during the fourth quarter of 2013:

Date	Total Number of Shares Purchased	Average Price Per Share
December 20	2,384	$21.73

Item 6.      Selected Financial Data

On November 12, 2013, Media General, Inc. (“Legacy Media General”) and New Young Broadcasting Holding Co., Inc. (“Young”) were combined in an all stock, tax free merger. Although Legacy Media General is the legal acquirer, the transaction was accounted for as a reverse merger whereby Young acquired Legacy Media General for accounting purposes only. Consequently, the consolidated financial statements of Media General, the legal acquirer and a continuing public corporation in the transaction, have been prepared with Young as the surviving entity. Accordingly, prior period financial information presented for the Company in the consolidated financial statements reflect the historical activity of Young. The financial statement data as of and for the year ended December 31, 2013, are derived from the Company’s audited financial statements that are included elsewhere in this Form 10-K and reflect the results of Young from January 1, 2013, to November 11, 2013, and the results of the combined company for November 12, 2013, through December 31, 2013. The financial statement data as of December 31, 2012, and for the two years ended therein are derived from the audited financial statements of the Company included elsewhere in this Form 10-K and reflect the historical results of Young for those periods. The financial statement data as of December 31, 2011, and as of and for the six months ended December 31, 2010, as of and for the six months ended June 30, 2010, and as of and for the year ended December 31, 2009, are derived from the audited financial statements of the Company not included in this Form 10-K and reflect the historical results of Young for those periods. Earnings per share was not previously presented in the audited financial statements of Young but is included for the Successor periods below for comparison purposes.

	Successor				Predecessor
(In thousands, except per share amounts)	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Six months ended December 31, 2010	Six months ended June 30, 2010	Year ended December 31, 2009
Summary of Operations
Operating revenues	$269,912	$228,183	$174,520	$103,187	$84,307	$159,311
Operating income	$33,827	$55,493	$21,304	$25,108	$13,497	$18,839
Net income (loss) (a)	$4,354	$35,963	$103,924	$15,091	$609,627	$(22,537)
Net income (loss) attributable to Media General (a)	$6,140	$35,921	$103,924	$15,091	$609,627	$(22,537)
Basic EPS adjusted for exchange ratio (b)	$0.11	$0.82	$1.91	$0.28	(b)	(b)
Diluted EPS adjusted for exchange ratio (b)	$0.10	$0.53	$1.14	$0.17	(b)	(b)
Balance Sheet Data
Total current assets	$203,296	$72,587	$95,901	$84,441		$58,483
Total assets (c)	1,921,368	483,197	510,601	464,232		326,737
Total current liabilities, excluding current portion of long-term debt and capital lease obligations	68,622	34,169	24,633	28,702		14,898
Long-term debt, including current portion and capital lease obligations (d)	918,309	154,462	82,587	75,758		-
Liabilities subject to compromise (e)	-	-	-	-		875,920

NOTE: The Predecessor periods represent the financial information of Young Broadcasting Inc. prior to July 1, 2010. The Successor periods represent the financial information of the Company on or after July 1, 2010, after the application of fresh-start accounting. Operating results for 2013 include the results of Legacy Media General for the period November 12 through December 31, 2013.

(a)

In 2009, Young Broadcasting Inc. filed for Chapter 11 bankruptcy protection as a result of the continuing deterioration of the economic conditions. During the six months ended June 30, 2010, Young Broadcasting Inc. recorded $609 million in gains as a result of reorganization items and fresh start accounting adjustments related to the bankruptcy. In 2011, Young Broadcasting Inc. released the valuation allowance on its deferred tax assets in the amount of $96.8 million.

(b)

EPS has been adjusted to reflect Young shares multiplied by the exchange ratio of: 730.6171 shares of Media General for each share and share equivalent of Young. Periods before bankruptcy for the Predecessor are not meaningful.

(c)

Total assets increased by $137 million from 2009 to 2010 due to the step up to fair value of Young’s assets and liabilities as a result of the application of fresh start accounting as of June 30, 2010, upon Young's emergence from bankruptcy. Total assets as of December 31, 2013 include the impact of the merger transaction.

(d)

In 2010, Young Broadcasting Inc. extinguished $822 million of long-term debt as a result of the Chapter 11 bankruptcy proceedings. Post-bankruptcy, Young entered into a new term loan for $75 million which is included in long-term debt as of December 31, 2010. The increase in long-term debt during 2012 is primarily the result of draw downs from a new $175 million senior credit facility, which was put in place in December 2011. Long-term debt as of December 31, 2013 reflects the impact of the merger transaction and the refinancing of the Company's long-term debt which includes an $885 million term loan under the Media General credit agreement and $32 million of term loans under the Shield Media credit agreement.

(e)

Liabilities subject to compromise as of December 31, 2009 consisted of Young Broadcasting Inc.'s pre-petition obligations, including all of its then outstanding debt, that were subject to compromise related to the Chapter 11 bankruptcy filing. These obligations were discharged upon emergence from bankruptcy during 2010 in accordance with the court-approved plan of reorganization.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion addresses the principal factors affecting the Company's financial condition and results of operations during the past three years and should be read in conjunction with the Company’s Selected Financial Data and consolidated financial statements contained respectively in Item 6 and Item 8 of this report.

OVERVIEW

On November 12, 2013, Media General, Inc. (“Legacy Media General”) and New Young Broadcasting Holding Co., Inc. (“Young”) were combined in an all-stock, tax-free merger transaction. The combined company (the “Company”) has retained the Media General name and is headquartered in Richmond, Virginia. The Company operates 31 television stations in 28 markets across the United States.

Although Legacy Media General was the legal acquirer, the transaction was accounted for as a reverse merger whereby Young acquired Legacy Media General for accounting purposes only. As a result, the financial statements reflect only Young’s historical results for 2011, 2012 and from January 1, 2013 through November 11, 2013. For the last seven weeks of 2013, financial results include both the Young and Legacy Media General stations.

Immediately following the transaction, the Company paid off all of the existing debt of both entities using credit facilities that were signed between the time the merger was announced and closed. These new facilities lowered the annualized cash interest costs of the Company by approximately $36 million compared to the debt agreements of Legacy Media General and Young prior to the merger. Additionally, the Company has begun to integrate operations, consolidate contracts and negotiate new agreements as one larger company. The Company expects to realize at least an annualized $15 million in operating synergies by the end of 2014.

The following significant events occurred over the past three years.

2011 Events

•	February – closed Young’s wholly owned national representation firm. Cox hired as sales representation firm
•	May – HD News production initiative launched
•	December – refinanced debt of $75 million to new $175 million credit facility on significantly more favorable credit terms
•	December – master control automation project launched

2012 Events

•	February – completed purchase of $120 million of shares from equity holders
•	February – Legacy Media General announced intent to sell its newspapers
•	May – Legacy Media General refinanced its bank debt with Berkshire Hathaway
•	June – Legacy Media General sold 9 of its 10 newspaper groups to Berkshire Hathaway
•	October – Legacy Media General sold its Tampa newspaper group
•	October – traffic consolidation project launched
•	December – completed purchase of $25 million of shares from equity holders
•	December – entered into a joint sales agreement and a shared service agreement to run WXXA-TV in Albany for Shield Media
•	December – management agreement with Gray TV ended

2013 Events

•	March – entered into a joint sales agreement and a shared service agreement to run WLAJ-TV in Lansing for Shield Media and purchased certain non-license assets of the station
•	June – announced merger with Media General
•	November – completed merger with Media General with headquarters in Richmond
•

November – refinanced all debt for Legacy Media General and Young to new facilities totaling $917 million in term loans with a $60 million revolving line of credit on significantly more favorable credit terms

Following the adoption of fresh-start accounting in 2010, the Company has invested in its stations and newscasts along with its digital offerings. Additionally, the Company has concentrated time and effort in Albany and Lansing with the signing of joint sales and shared service arrangements for WXXA (December 2012) and WLAJ (March 2013), respectively. As expected, efforts related to the merger with Legacy Media General and integration of the two companies were the focus of much of the second half of 2013 and accelerated with the completion of the merger on November 12, 2013.

Advertising sales comprise the majority of the Company’s revenues. The distribution of advertising revenues in the United States continues to shift among numerous established media, as well as many relatively new contenders, resulting in intense competition. The Company faces challenges from other broadcasters, from increasing digital competition, from cautious advertisers and from the cyclical nature of certain advertising which translates into the relative absence of political and Olympics advertising for television stations in odd-numbered years. The role of digital media continues to evolve at a rapid pace, and the Company believes it is well positioned both strategically and structurally to capitalize on emerging opportunities. The chart below illustrates the relative importance of Political advertising to the revenues of the combined company for the last six years:

Another industry trend is the growth of retransmission revenues, and more recently, an expansion of fees paid to networks through affiliation agreements. Legacy Media General and Young have some separate contracts while others have been combined with the various cable and satellite distributors. The provisions of those agreements vary and as such, there will be a period of transition until new agreements are fully in place. However, as agreements are renewed, the Company’s larger size has proven beneficial. From just over $10 million in 2008, combined retransmission revenues were nearly $94 million in 2013 as shown in the following chart:

In recent years, as network agreements have renewed, fees paid to networks have expanded; this is commonly referred to as “reverse comp.” Of the Company’s 31 television stations, slightly more than half paid reverse comp for some or all of 2013, one will likely begin to pay when its affiliation is renewed mid-2014, and 11 stations will not pay reverse comp in 2014 as their current affiliation agreements do not expire until late 2014 or 2015. Two stations, which are not affiliated with the “Big 4” networks, are not expected to pay reverse comp.

Another major trend is industry consolidation. There were a myriad of transactions consummated in the broadcast television industry in 2013. As consolidation continues, it becomes increasingly important for a company to have more stations and scale to better compete with its peers. The Company’s November 2013 merger is evidence of its ability to capitalize on this trend. Additionally, combining back office operations eliminates duplication and drives higher margins. This is especially true if more than one station in a market is operated by the same party, as the Company does in Albany, Augusta, Lansing and Spartanburg.

RESULTS OF OPERATIONS

The Company recorded net income attributable to Media General of $6.1 million ($0.10 per diluted share), $36 million ($0.53 per diluted share) and $104 million ($1.14 per diluted share) in the years ended December 31, 2013, 2012, and 2011, respectively. These amounts were heavily influenced by specific events in each year. In 2013, $13 million in merger-related expenses, some of which were not tax deductible, and $4.5 million of debt modification and extinguishment costs lowered income. In 2013 and 2012, non-cash gains of $1.8 million and $8 million respectively were recorded as certain management fees and a contingent liability related to agreements signed in 2010 were settled for less than the recorded liability. The results for 2011 were dominated by the reversal of the Company’s deferred tax valuation allowance of $97 million but also included a $1 million intangible write-off as the Company shuttered its in-house representation firm and $915 thousand of costs associated with a debt modification.

For 2013, net income was $4.4 million and included a loss attributable to noncontrolling interests of $1.8 million. The loss attributable to noncontrolling interests represents the aggregate loss of WXXA and WLAJ and was primarily due to $1.2 million of debt extinguishment costs incurred upon refinancing the debt of each station in November of 2013.

Excluding the merger-related costs from 2013 and the intangible write-off from 2011 yields adjusted operating income of $47 million in 2013, $55 million in 2012, and $22 million in 2011. This trend in adjusted operating income was reflective of continuing economic recovery across the country, excellent Political revenues in 2012 along with a rebound in automotive advertising, and strong retransmission revenues throughout the period and in 2013 acquisition activity.

As noted earlier, the Company’s 2013 operating results include seven weeks of the Legacy Media General stations. Additionally, WXXA was consolidated in December of 2012 and WLAJ was consolidated in March of 2013. Combined, these acquisitions provided $63 million of net revenue and $3.6 million of operating income during 2013 and nominal amounts in 2012. The discussion of revenue and operating expenses excludes the impact of these acquisitions and is focused on those stations and operations that were present for the entire period. Combined company information and expectations can be found in the Company’s previous SEC filings and press releases.

Revenues

The following chart details the Company’s adjusted net operating revenues (which exclude Legacy Media General, WXXA and WLAJ) from 2011-2013 along with the year-to-year percentage change and a reconciliation to net operating revenues on the statements of comprehensive income:

	2013	2012	2011	'13 vs. '12	'12 vs. '11
Operating Revenues
Local Revenue	$124,132	$121,506	$120,880	2.2%	0.5%
National Revenue	54,532	51,605	49,946	5.7%	3.3%
Political Revenue	3,437	49,710	5,853	-93.1%	749.3%
Digital Revenue	7,813	5,791	3,740	34.9%	54.8%
Barter Revenue	3,426	3,123	2,973	9.7%	5.0%
Retransmission Revenue	35,953	27,266	14,443	31.9%	88.8%
Other Revenue	4,310	5,467	3,835	-21.2%	42.6%
Total Operating Revenues	233,603	264,468	201,670	-11.7%	31.1%

Commissions	(27,017)	(36,820)	(27,150)	-26.6%	35.6%

Net Operating Revenues, as adjusted	206,586	227,648	174,520	-9.3%	30.4%
Net revenues of acquired properties	63,326	535	-
Net Operating Revenues	$269,912	$228,183	$174,520

Revenues in 2013 at stations owned fully in both years declined 9.3% from 2012 after having increased 30% from 2011. Political advertising and retransmission revenues, both of which were discussed earlier, were the largest factors in these variances. With 2012 being the first Presidential year since the Citizen’s United ruling (which eliminated restrictions on independent campaign spending by corporations and unions), the Company was able to garner a strong share of 2012 political spending in its markets. Political advertising, or its relative absence in odd-numbered years, causes a certain cyclicality, as demonstrated in the preceding graph and the table above. Record Political time sales in 2012 were 7.5 times the 2011 level due to an extended Presidential primary race and the footprint of the Company’s television stations in key Presidential swing states, including Iowa, Michigan, Virginia and Wisconsin, but dropped 93% in 2013. Retransmission revenues nearly doubled from 2011 to 2012 and grew an additional 32% in 2013.

Although the recovery within the general economy has been uneven geographically and in its pace, it has maintained an upward trend. This has enabled the Company’s core advertising (Local and National) to grow as shown in the chart above. Category improvement was most noteworthy in automotive, telecommunications and healthcare. Digital advertising has exhibited strong growth – more than doubling during the three-year period – albeit from a small base. Digital remains a major focus, and the Company expects Digital revenues to continue to grow at an above-average pace in the coming years with mobile and targeted on-line and on demand products garnering more advertising dollars.

Operating Costs

Total operating costs as reported on the consolidated statements of comprehensive income increased from $153 million in 2011 to $173 million in 2012 to $236 million in 2013 due overwhelmingly to the merger and acquisitions previously described. For 2013, total operating costs included approximately $59 million in aggregate expenses of Legacy Media General, WXXA and WLAJ. Expenses at stations owned fully in both years increased 5.4% from 2011 to 2012 and 3% from 2012 to 2013. The increase in expenses in both years was primarily driven by additional reverse compensation paid to networks, which increased $3.5 million from 2012 to 2013 and $5.8 million from 2011 to 2012. Sales expenses also increased from 2012 to 2013 as the Company invested in incentive programs to aid in replacing the Political spending which would not recur in the odd-numbered year. Partially offsetting these increases were reductions in program expense and general, selling, and administrative expenses due to open positions.

Corporate and other expenses as shown on the statements of comprehensive income nearly doubled to $24 million in 2012 from 2011. The increase was attributable to a nearly $11 million increase in fees paid to Gray under agreements more fully described in Note 12 of Item 8. These fees are also the primary reason for the $4.5 million decrease in Corporate and other expenses in 2013 to $19 million. Although fees expensed related to the Gray Agreement fell by just under $14 million, offsetting this decrease were the Corporate and other expenses of Legacy Media General following the merger which totaled more than $9 million. This amount included $5.5 million of variable stock-based compensation expense as the stock price increased by $7.54/share between closing the merger and year end.

Depreciation and amortization expense as reported on the consolidated statements of comprehensive income was up 16% from 2011 to 2012 and up 59% to $26 million in 2013. Both years’ increases reflect new capital investment but the larger increase in 2013 reflects the higher fair values due to the merger and other acquisitions.

The Company also recorded $13 million of merger-related costs in 2013 as shown on the consolidated statements of comprehensive income primarily for investment banker and professional fees related to the transaction.

Interest expense

Total interest expense in 2013 was $13 million compared to $7.8 million in 2012 and $7.2 million in 2011. As fully discussed in the liquidity section that follows, the Company refinanced all outstanding debt of both Legacy Media General and Young immediately following the merger, giving the Company $917 million of debt outstanding for the last seven weeks of the year. Accordingly, average debt outstanding for the year was $264 million at an average cost of 4.8%. In comparison, 2012 average debt outstanding was $136 million at an average rate of 5.8% and 2011 average debt outstanding was $75 million at an average rate of 9.6%

The Company recorded $4.5 million and $915 thousand of debt modification and extinguishment costs in 2013 and 2011, respectively, related to refinancing its debt as described below in the liquidity section.

Income taxes

At December 31, 2013, the Company had $681 million of combined net operating loss (NOL) carryforwards for federal tax purposes. These NOLs are available to offset future income and, along with state NOLs, give rise to a deferred tax asset of nearly $270 million. The Company has performed a study of both the Legacy Media General and Young assets and although it has identified certain limitations to the use, it expects to use substantially all of these NOLs as described in Note 9 of Item 8.

In 2013, the Company recorded income tax expense of $12 million on pre-tax income of $17 million. This unusually high effective rate was directly attributable to certain merger-related transaction costs that are not deductible as they became part of the Company’s basis in the tax-free exchange of stock.

For 2012, the Company’s effective tax rate of 36.2% was more typical although it benefitted from a reduction in the effective state tax rate. The Company recorded income tax expense of $20 million on pretax income of $56 million.

In 2011, the Company recorded an income tax benefit of $93 million overwhelmingly due to the reversal of its deferred tax valuation allowance. During 2011, the Company experienced significant favorable developments including a return to sustained profitability within its primary operations. As such, the Company reviewed its deferred tax assets in light of forecasted future income and concluded that a valuation allowance was no longer necessary. It reversed the allowance of $97 million into income in 2011.

Other

The Company has certain plans in place, mainly the Directors’ Deferred Compensation Plan, the Supplemental 401(k) Plan, and certain executive retention arrangements, which are designed to align the interests of the participants with those of the shareholders. Future fluctuations in the Company’s stock price could have a significant effect on the amount of expense recognized. Each $1 change in the Company’s stock price as of December 31, 2013, would have affected the Company’s pretax operating results by approximately $0.7 million.

As indicated above, the Company had a management agreement with Gray that expired on December 31, 2012. As part of the management agreement, if the Company was sold within the term, Gray would initially receive a portion of the aggregate sales price above a specified threshold. The Company had estimated the fair value of this liability to be $8 million. As of December 31, 2012, the Company was not sold and the liability was recorded as income in Other, net, on the consolidated statement of comprehensive income.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash flow from operations, but it also has access to a revolving credit facility and cash on its balance sheet. The merger transaction enhanced the Company’s ability to generate cash, particularly in even-numbered years when Political and Olympic revenues are most prominent. The Company’s cash provided by operating activities totaled $7.8 million, $74 million and $22 million in 2013, 2012 and 2011, respectively. Retirement plan contributions and changes in balance sheet accounts such as accrued expenses and other liabilities (including payment of accrued interest) and accounts receivable can and did have an impact on this amount from year to year, as shown on the Consolidated Statements of Cash Flows, but the key component is and was the Company’s underlying operating performance. The Company had a $60 million revolving credit agreement (with no outstanding balance as of year end) and $72 million of cash on its balance sheet as of December 31, 2013.

The Company internally, and analysts in the Broadcast industry, use Broadcast Cash Flow (BCF) as a key performance measure. Cash flow from operations is a more complete measure of cash flow because it includes cash generated or used related to balance sheet changes as well as cash expended as shown in the line item “Corporate and other expenses.” As shown below, BCF for the Company ranged from $49 million to $95 million in 2011-2013.

	2013	2012	2011

Operating income	$33,827	$55,493	$21,304
Add:
Corporate and other expenses	19,016	23,531	12,182
Depreciation and amortization	25,772	16,179	13,896
Loss on disposal of property and equipment, net	399	59	683
Write-off of intangible asset	-	-	978
Merger-related expenses	13,079	-	-

Program license rights, net	(246)	-	-

Broadcast Cash Flow	$91,847	$95,262	$49,043

The Company used cash for its investing activities in 2013, 2012 and 2011. In 2013, the Company spent $15 million on capital expenditures and $14 million to purchase WLAJ. The merger transaction itself, which involved acquiring assets and assuming debt and other liabilities including pension obligations, was a net $434 million non-cash transaction and is described fully in Note 2 of Item 8 of the financial statements. The only cash component was the acquisition of Legacy Media General’s cash balances on the merger date of approximately $17 million. In 2012, nearly $20 million was spent to acquire WXXA and $12 million was invested for capital items. In 2011, capital expenditures of $17 million were the key investment.

Net cash was provided by financing activities in 2013 ($49 million) and 2011 ($5 million), but $74 million was used by financing activities in 2012. As shown on the Statements of Cash Flows, there were considerable inflows and outflows in each period. Most of this activity relates to the borrowings and repayments under various facilities as described in the section that follows. One other key use of cash was stock repurchases made in 2012 totaling $145 million. The Company borrowed funds supplemented by cash on hand to repurchase the shares and warrants of these equity holders as described in Note 4 of Item 8 to the financial statements.

Debt Agreements

At December 31, 2013, the Company had the following debt facilities. All of this debt arose as part of a refinancing consummated immediately following the merger on November 12, 2013.

Media General Term Loan (7 yrs)	$885 million	LIBOR + 3.25% with a 1% LIBOR floor

Media General Revolver (5 yrs)	$60 million available	LIBOR + 2.75%; 0.5% commitment fee
None drawn

Shield Media Term Loans (5 yrs)	$32 million	LIBOR + 3.25%

A small portion ($11 million) of the principal on the term loans is due in the coming year. The full principal repayment schedule is shown on the commitments table later in this MD&A. The Media General loans are guaranteed by its subsidiaries, and the Company has pledged substantially all of its assets as collateral for the loans. The Shield Media loans are guaranteed by the Company, and the Company has pledged substantially all of its assets as collateral for the loans, on a pari passu basis with the Media General credit agreement.

These loans were used to repay all amounts outstanding for both Legacy Media General and Young at the time of the merger. More specifically, the Company repaid $375 million related to Legacy Media General’s Berkshire Hathaway Financing Agreement, $326 million related to Legacy Media General’s Senior Notes, $122 million of Young’s Senior Credit Facility borrowings and $32 million in Shield Media Term Loans. Additionally, the Company used the funds to pay accrued interest on the loans, fees related to the debt being issued, fees related to the transaction and for pension plan contributions in December 2013 and January 2014. As the loans that were repaid were at much higher interest rates, the Company’s annual cash interest commitment was reduced by approximately $36 million based on rates in effect at the time of the transactions.

The Media General loans contain a leverage ratio covenant, which involves debt levels and a rolling eight-quarter calculation of EBITDA, as defined in the agreement. Additionally, the agreement has restrictions on certain transactions including the incurrence of additional debt, capital leases, investments, additional acquisitions, asset sales and restricted payments (including dividends and share repurchases) as defined in the agreement. The Shield Media loans have a fixed charge coverage ratio (a ratio of fixed charges (interest, debt payments, capital expenditures and taxes) to EBITDA, calculated on a rolling eight-quarter basis, as defined in the agreement). The agreement also has restrictions on transactions similar in nature to those in the new Media General credit agreement, but scaled to Shield Media’s smaller size. Additionally, the agreement has more specific covenants regarding the operation of the Shield Media business and requires that each Shield Media holding company that controls a Shield Media station limit its activities to the performance of its obligations under the Shield Media credit documents, and activities incidental thereto, including owning a Shield Media station and the performance of its obligations under and activities related to the shared services agreement. Both the Media General and Shield Media credit agreements contain cross-default provisions.

In December of 2011, the Company entered into a $175 million Senior Credit Facility, which provided for a $150 million Senior Term Loan and a $25 million Senior Revolving Credit Facility. The Senior Term Loan was available in up to three draws, $85 million of which was borrowed immediately. Approximately $76.5 million of the proceeds of the initial term loan borrowing were used to repay a term loan entered into in 2010 (plus related interest and fees) and another $4.2 million were used to repay certain loans also entered into in 2010. In February of 2012, the Company drew the remaining $65 million from the Senior Term Loan to partially fund the 2012 tender offers to repurchase shares.

The Company paid a commitment fee at the rate of 1.0% per annum on the unused available commitments to advance the Senior Term Loan and a commitment fee of 0.5% per annum on the unused available commitments to advance the Senior Revolving Credit Facility. Based on the outstanding balance at December 31, 2012, the Senior Credit Facility required quarterly principal payments of approximately $4.3 million. The Senior Term Loan and Senior Revolving Credit Facility would have matured on December 13, 2016, but as noted above were repaid immediately following the merger. The Senior Credit Facility contained typical covenants, including a consolidated total leverage ratio and an interest coverage ratio and contained restrictions on certain activities regarding disposal of assets, incurring additional indebtedness, paying dividends, making investments and participating in mergers and acquisitions. The Senior Credit Facility was guaranteed by certain of the Company’s subsidiaries and contained liens on substantially all of the Company’s assets.

WXXA entered into a $22 million credit agreement (the “WXXA Credit Agreement”) with a third party in December of 2012 in order to fund the purchase of the assets of a television station in Albany, N.Y. The WXXA Credit Agreement would have matured on December 13, 2016, and had a floating interest rate. The Company guaranteed the debt of WXXA on a joint and several basis with Shield Media, the immediate parent of WXXA. The WXXA Credit Agreement was repaid immediately following the closing of the merger as noted above.

WLAJ entered into a $10 million credit agreement (the “WLAJ Credit Facility”) with a third party in March of 2013 in order to fund the purchase of the assets of a television station in Lansing, Michigan. The WLAJ Credit Facility would have matured on December 13, 2016, and had a floating interest rate. The Company guaranteed the debt of WLAJ on a joint and several basis with Shield Media Lansing, the immediate parent of WLAJ. The WLAJ Credit Facility was repaid immediately following the closing of the merger as noted above.

In March of 2012, the Company entered into a swap agreement which hedged $75 million, or 50%, of its then outstanding debt. The Company used a mark-to-market approach to value the swap. In April of 2013, the notional amount of the swap agreement increased to $91 million to include 50% of the additional debt incurred in the acquisitions of WXXA and WLAJ. For the years ended December 31, 2013, and 2012, the Company recorded a benefit of approximately $200 thousand and an expense of approximately $400 thousand, respectively, related to this swap arrangement within other, net on the consolidated statements of comprehensive income. The Company paid approximately $200 thousand to terminate the swap in November of 2013.

The Company does not have material off-balance sheet arrangements.

Commitments

The table that follows shows long-term debt and other specified obligations of the Company as of December 31, 2013:

(In millions)	Payments Due By Periods
Contractual obligations[1]	Total	2014	2015 2016	2017 2018	2019 and beyond
Media General Credit Agreement:[2]
Principal	$885.0	$8.8	$17.4	$17.0	$841.8
Interest	240.0	37.5	73.8	72.4	56.3
Revolving credit facility:[3]
Commitment fees	1.4	0.3	0.6	0.5	-
Shield Media Credit Agreement:[4]
Principal	32.0	2.4	5.6	24.0	-
Interest	4.1	1.1	1.8	1.2	-
Capital leases[5]	1.9	0.2	0.4	0.2	1.1
Operating leases[6]	22.1	3.0	4.4	3.5	11.2
Program license rights[7]	62.9	19.7	32.5	10.7	-
Estimated benefit payments from Company assets[8]	54.2	5.4	10.7	11.2	26.9
Purchase obligations[9]	216.6	126.6	76.5	10.3	3.2
Total specified obligations	$1,520.2	$205.0	$223.7	$151.0	$940.5

[1]

Other than the estimated benefit payments from company assets and program license rights disclosed above and discussed further below, the table excludes items contained in “Other liabilities” on the Consolidated Balance Sheets, primarily because the ultimate timing and amount of these future payments is not determinable. As disclosed in Note 9 of Item 8 of this Form 10-K, the Company had a non-current liability for uncertain tax positions of approximately $1.4 million at December 31, 2013. Because the Company cannot reasonably estimate the amount or period in which the ultimate settlement of these uncertain tax positions will occur, the contractual obligations table excludes this liability.

[2]

Principal shown above represents minimum required payments under the Media General Credit Agreement Term Loan which matures on July 31, 2020. Interest payments reflect the interest rate of 4.25% as of December 31, 2013. Actual principal and interest payments could differ substantially.

[3]

The Company has a $60 million revolving credit facility that matures on July 31, 2018. When no borrowings are outstanding, the Company pays a 0.5% commitment fee. The chart above assumes that no borrowings under the revolving credit facility will be outstanding through the end of the agreement. Actual payments could differ substantially if amounts are borrowed under the facility.

[4]

Principal shown above represents minimum required payments under the Shield Media Credit Agreement which matures on July 31, 2018. Interest payments reflect the interest rate of 3.415% as of December 31, 2013. Actual principal and interest payments could differ substantially.

[5]	Represents minimum rental commitments under capital leases.

[6]	Represents minimum rental commitments under non-cancelable operating leases with terms in excess of one year.

[7]

Program license rights include both recorded short-term and long-term liabilities for programs which have been produced and unrecorded cash commitments to purchase program license rights which are not yet available for broadcast.

[8]

Actuarially estimated benefit payments under pension and other benefit plans expected to be funded directly from Company assets through 2023 which excludes expected contributions to the qualified pension plans. The Company made a $45 million contribution to the Media General Retirement Plan in January 2014 (following a $5 million contribution in December 2013) and currently anticipates making a contribution of $1 million to the KRON retirement plan in 2014. A further discussion is included in the paragraph that follows this chart.

[9]

Purchase obligations include: 1) all current liabilities not otherwise reported in the table that will require cash settlement, 2) significant purchase commitments for fixed assets and 3) significant contract-based obligations, including network fees under current agreements. For certain network obligations, the Company has made assumptions regarding future subscriber counts. Actual payments could vary substantially.

The Company had a small underfunded pension obligation prior to the merger and assumed the obligations of Legacy Media General’s pension plans and postretirement plans (see Note 10 of Item 8 of this Form 10-K). The Company made contributions of just under $1 million to its retirement plan in each of 2012 and 2011. As noted earlier, part of the Company’s borrowings subsequent to the merger were intended to be used for contributions to the funded, qualified retirement plans. In 2013, the Company contributed $6 million to the funded qualified plans (including $5 million to the Media General Retirement Plan). The Company expects contributions to the two funded, qualified plans to be approximately $46 million in 2014 ($45 million of which has already been made from cash on the balance sheet at year-end). Many factors influence the required funding for the plan, including the return on invested assets, funding requirements that are set forth by ERISA in enacting the laws passed by Congress and the long-term discount rates that are applied to the funds’ benefit liabilities. The amounts shown in the preceding table do not reflect plan contributions. If the factors noted above remain unchanged, the Company’s required annual contributions in the short-term will return to the $1 million level. Contributions in subsequent years are not yet known, but could be material.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in accordance with generally accepted accounting principles in the United States (GAAP) requires that management make various estimates and assumptions that have an impact on the assets, liabilities, revenues and expenses reported. The Company considers an accounting estimate to be critical if that estimate requires assumptions to be made about matters that were uncertain at the time the accounting estimate was made, and if changes in the estimate (which are reasonably likely to occur from period to period) would have a material impact on the Company’s financial condition or results of operations. The Audit Committee of the Board of Directors has reviewed the development, selection and disclosure of these critical accounting estimates. While actual results could differ from accounting estimates, the Company’s most critical accounting estimates and assumptions are in the following areas:

Intangible assets

In the event of an acquisition or merger, the Company allocates purchase price to the assets and liabilities acquired and assumed at fair value. In addition, the Company reviews the carrying values of both goodwill and other identified intangible assets, including FCC licenses, in the fourth quarter each year, or earlier if events indicate an impairment may have arisen, utilizing qualitative analyses and discounted cash flow models and market-based models, where necessary. The assumptions and methods used are similar for both. When evaluating goodwill and other intangible assets for potential impairment, the Company first considers qualitative factors including but not limited to: current macroeconomic conditions, the Company’s actual performance versus budgeted performance, key management changes and selling prices for broadcast companies. When a quantitative test is deemed necessary or in order to value assets in an acquisition, the Company prepares discounted cash flow models which require significant management judgment with respect to revenue growth, compensation levels, capital expenditures, discount rates and long-term growth rates for broadcast assets. In addition, the preparation of market-based models requires the collection of estimated peer company data as to revenues and EBITDA, as well as an assessment of enterprise values by looking at stock prices and debt levels. These key assumptions for both the discounted cash flow and market-based models work in concert with one another. Changes to one variable may necessitate changes to other variables.

Goodwill is tested at the reporting unit level, which, following the merger, the Company considers to be its three operating segments (each consisting of ten or eleven television stations and their associated websites). Prior to performing a quantitative two-step goodwill impairment test, the Company first assesses qualitative factors to determine whether the quantitative test is necessary. In 2013, the Company reviewed the Young stations reporting unit as the Legacy Media General stations were recorded at fair value as of the merger date and no events occurred between then and year-end that necessitated an interim test. An annual quantitative test was not required of the Young stations. The Company considered Young station performance, forecasted performance and recent industry trends for retransmission and merger and acquisition activity in its qualitative analysis.

The Company performs its annual impairment test of indefinite-lived intangible assets (i.e., FCC licenses) at the station level. All of the Company’s stations have FCC license carrying values. The Legacy Media General stations were recorded at fair value as of the merger date and no events occurred between then and year end that necessitated an interim test. Quantitative impairment testing was deemed unnecessary for the Young stations. The models the Company uses to value FCC licenses are highly sensitive to changes in assumptions.

Since the estimated fair values that arise in both the discounted cash flow and market-based models are subject to change based on the Company’s performance and stock prices, peer company performance and stock prices, overall market conditions and the state of the credit markets, future impairment charges of both goodwill and FCC licenses are possible.

Pension plans and postretirement benefits

A determination of the liabilities and cost of the Company’s pension and other postretirement plans requires the use of assumptions. The actuarial assumptions used in the Company’s pension and postretirement reporting are reviewed annually with independent actuaries and are compared with external benchmarks, historical trends and the Company’s own experience to determine that its assumptions are reasonable. The assumptions used in developing the required estimates include the following key factors:

●	discount rates
●	expected return on plan assets
●	mortality rates
●	health care cost trends
●	retirement rates
●	expected contributions

A one percentage-point change up or down in the expected long-term rate of return on year-end plan assets would have resulted in a change in annualized pension expense of approximately $3.2 million. A one percentage-point change in the discount rate would have raised or lowered the plans’ annualized expense by approximately $1.9 million to $2.7 million and would have changed the plans’ projected obligations by approximately $55 million to $63 million as of the end of 2013. The Company has fully frozen all participation and benefits under its retirement plans.

Self-insurance liabilities

The Company self-insures for certain medical and disability benefits, workers’ compensation costs and automobile and general liability claims with specified stop-loss provisions for high-dollar claims. The Company estimates the liabilities for these items (approximately $15 million at December 31, 2013) based on historical experience and advice from actuaries and claim administrators. Actual claims experience as well as changes in health care cost trends could result in the Company’s eventual cost differing from this estimate.

Income taxes

The Company files income tax returns with various state tax jurisdictions in addition to the Internal Revenue Service and is regularly audited by both federal and state tax agencies. From time to time, those audits may result in proposed adjustments. The Company has considered alternative interpretations that may be assumed by the various tax agencies and does not anticipate any material impact on its earnings as a result of these audits. Additionally, the Company maintains a reserve for uncertain tax positions, where the probability exceeds a “more likely than not” standard. The reserve for uncertain tax positions was $1.4 million at the end of 2013.

The Company records income tax expense using the liability method, under which deferred tax assets and liabilities are recorded for the differing treatments of various items for financial reporting versus tax reporting purposes. The Company evaluates the need for a valuation allowance for deferred tax assets.  Included in that analysis is the fact that the Company has carried forward $681 million of net operating losses (NOLs) as described in Note 9 of Item 8. The Company engaged a third party to perform a study of its ability to use these NOLs following the merger. This study shows that, although there are limitations in future years, the Company anticipates being able to use the NOLs recorded before they expire over the course of the next 20 years.

Consolidation of Variable Interest Entities (VIEs)

The Company consolidates VIEs when it is the primary beneficiary of the entity, in accordance with the VIE accounting guidance. In determining whether the Company is the primary beneficiary of a VIE for financial reporting purposes, the Company considers whether it has the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether it has the obligation to absorb losses or the right to receive returns that would be significant to the VIE. The Company’s financial statements include WXXA’s results since December 13, 2012, and WLAJ’s results since March 1, 2013, pursuant to the VIE accounting guidance.

OUTLOOK FOR 2014

The combination of Legacy Media General and Young has created a 31-station entity capable of generating strong cash flows and, because it was accomplished through a tax-free exchange of stock, the Company’s leverage is among the lowest in the industry. This will allow the Company to look for duopoly and other opportunities as the industry continues to consolidate. As discussed above, the Company has generated substantial financial synergies as a result of the merger and the refinancing of debt. Integration efforts are well underway to capture additional operational synergies prior to the end of 2014. The increased size of the Company has already proved invaluable in contract negotiations, which will be reflected in the Company’s 2014 results. The Company also benefited from having the Winter Olympics from Sochi on its nine NBC stations. Most experts are projecting strong spending in Political races across the country. The Company operates in the battleground states of Iowa, Florida, Michigan, North Carolina, Ohio, Virginia and Wisconsin. The Company expects to benefit from contested Senate races in eight states, from contested gubernatorial races in seven states, and from a number of contested races for seats in the U.S. House of Representatives. The Company intends to capitalize on its commitment to news to garner a large portion of the spending in the Company’s markets. Agreements already signed will ensure that outstanding growth in retransmission revenues will continue. The Company intends to keep focusing on its websites and expects digital revenues will continue to grow. Expenses will rise in 2014 in several areas including – most notably – in the fees the Company pays for reverse compensation and in its employee salary and benefits. The Company expects to generate strong free cash flow in its first full year as a new combined entity and to use its free cash for debt reduction.

 * * * * * * *

Certain statements in this annual report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include, among others, statements related to future financial results, to pending transactions and contractual obligations, critical accounting estimates and assumptions, the impact of technological advances including consumer acceptance of mobile television and expectations regarding the effects of retransmission fees, network affiliate fees, pension and postretirement plans, capital spending, general advertising levels and political advertising levels, the effects of changes to FCC regulations and FCC approval of license applications. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “plans,” “may” and similar words, including “outlook”, are made as of the date of this annual report on Form 10-K and are subject to risks and uncertainties that could potentially cause actual results to differ materially from those results expressed in or implied by such statements. The reader should understand that it is not possible to foresee or identify all risk factors. Consequently, any such list should not be considered a complete statement of all potential risks or uncertainties.

Various important factors could cause actual results to differ materially from the Company’s forward looking statements, estimates or projections including, without limitation: changes in advertising demand, changes to pending accounting standards, changes in consumer preferences for programming and delivery method, changes in relationships with broadcast networks, the performance of pension plan assets, health care cost trends, regulatory rulings including those related to ERISA and tax law, natural disasters, and the effects of retransmission agreements and integration efforts on the Company’s results of operations and its financial condition. Actual results may differ materially from those suggested by forward-looking statements for a number of reasons including those described in Item 1A (“Risk Factors”) of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2013, the Company had an $885 million term loan under the Media General Credit Agreement which matures in seven years and bears interest at LIBOR (with a LIBOR floor of 1%) plus a margin of 3.25% and $32 million of Shield Media term loans which mature in five years and bear interest at LIBOR plus a margin of 3.25%. The applicable LIBOR rate at December 31, 2013, was approximately 0.16%.

Due to the LIBOR floor, the interest rate on the term loan under the Media General Credit Agreement was substantially fixed at December 31, 2013. The fair value of the term loan was estimated to be approximately $895 million as of December 31, 2013. A 50 basis point increase in market interest rates as of December 31, 2013, would have decreased the fair value of the term loan by approximately $24 million.

As the Shield Media Credit Agreement does not have a LIBOR floor, the Company was subject to fluctuations in interest rates as of December 31, 2013. A 50 basis point increase in market interest rates would increase annualized cash interest expense by approximately $160 thousand.

Item 8. Financial Statements and Supplementary Data

Report of Management on Media General, Inc.’s Internal Control over Financial Reporting

Management of Media General, Inc., (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is comprised of policies, procedures and reports designed to provide reasonable assurance, to the Company’s management and Board of Directors, that the financial reporting and the preparation of financial statements for external purposes has been handled in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (1) govern records to accurately and fairly reflect the transactions and dispositions of assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable safeguards against or timely detection of material unauthorized acquisition, use or disposition of the Company’s assets.

As indicated in Note 1 to the consolidated financial statements, Media General, Inc. (“Legacy Media General”), and New Young Broadcasting Holding Co., Inc. (“Young”) were combined in a tax-free, all-stock merger transaction. The combined company has retained the Media General name. The merger was accounted for as a reverse acquisition in accordance with FASB Accounting Standards Codification Topic 805, Business Combinations. For financial reporting purposes, Young is the acquirer and the continuing reporting entity. Consequently, the consolidated financial statements of Media General, the legal acquirer and a continuing public corporation in the transaction, have been prepared with Young as the surviving entity. Accordingly, prior period financial information presented for the Company in the consolidated financial statements reflect the historical activity of Young.

As the merger transaction occurred during the fourth quarter of 2013, management has excluded, from its assessment of internal control over financial reporting, Young’s operations (including KRON, WKRN, WRIC, WTEN, WXXA, WATE, WBAY, KWQC, KELO, WLAJ, WLNS, KLFY and KCLO) and certain corporate controls that were significantly impacted by the merger from its assessment of internal control over financial reporting as of December 31, 2013. Young’s assets represent $490.6 million of total assets as of December 31, 2013, and $221.6 million of total revenues for the year ended December 31, 2013.

Management of the Company has assessed the Company’s internal control over financial reporting as of December 31, 2013, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” as issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on this assessment, management believes that as of December 31, 2013, the Company’s internal control over financial reporting was effective, based upon the specified criteria.

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

Media General’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. Its report appears on the following page.

March 7, 2014

/s/ George L. Mahoney	/s/ James F. Woodward

George L. Mahoney	James F. Woodward
President and	Senior Vice President,
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting

To the Board of Directors and Stockholders of

Media General, Inc.

We have audited the internal control over financial reporting of Media General, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Report of Management on Media General, Inc.’s Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at New Young Broadcasting Holding Co., Inc. which the Company acquired on November 12, 2013 in a reverse merger and whose financial statements constitute $490.6 million of total assets and $221.6 million of total revenues in the consolidated financial statement as of and for the year ended December 31, 2013, and certain corporate controls that were significantly impacted by the merger. Accordingly, our audit did not include the internal control over financial reporting at New Young Broadcasting Holding Co., Inc. and certain corporate controls. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Media General, Inc.’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 7, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Richmond, Virginia
March 7, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Media General, Inc.

We have audited the accompanying consolidated balance sheet of Media General, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company for the years ended December 31, 2012 and 2011, before the effects of the adjustments to retrospectively adjust the common shares outstanding on the Consolidated Balance Sheet at December 31, 2012, the Common Stock disclosure (Note 4) and the Earnings Per Share disclosure (Consolidated Statements of Comprehensive Income, Notes 2 and 11) as a result of the all-stock merger transaction between the Company and New Young Broadcasting Holding Co., Inc. (“Young”) as discussed in Note 2 to the consolidated financial statements, and the segment information in Note 1, were audited by other auditors whose report, dated March 29, 2013, expressed an unqualified opinion on those statements.

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

In our opinion, such 2013 consolidated financial statements present fairly, in all material respects, the financial position of Media General, Inc. and subsidiaries as of December 31, 2013 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments to the 2012 and 2011 consolidated financial statements to retrospectively adjust the common shares outstanding on the Consolidated Balance Sheet, the Common Stock disclosure (Note 4) and the Earnings Per Share disclosure (Consolidated Statements of Comprehensive Income, Notes 2 and 11) as a result of the all-stock merger transaction between the Company and Young as discussed in Note 2 to the consolidated financial statements, and the segment information in Note 1. Our procedures included (1) comparing the amounts shown in the earnings per share disclosures for 2012 and 2011 to the Company's underlying accounting analysis, (2) comparing the previously reported shares outstanding and income statement amounts per the Company's accounting analysis to the previously issued consolidated financial statements, (3) recalculating the additional shares to give effect to the merger exchange ratio and testing the mathematical accuracy of the underlying analysis, and (4) reviewing the Company's segment analysis. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2012 or 2011 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2012 or 2011 consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Richmond, Virginia

March 7, 2014

Independent Auditor's Report

To the Board of Directors and Stockholders of Media General, Inc.

We have audited the consolidated financial statements of Media General, Inc. and its subsidiaries (formerly New Young Broadcasting Holding Co., Inc.), which comprise the consolidated balance sheet as of December 31, 2012 and the related consolidated statements of comprehensive income, of stockholders' equity and of cash flows for the years ended December 31, 2012 and 2011, before the (i) disclosure of the all-stock merger transaction between the Company and New Young Broadcasting Holding Co., Inc. as discussed in Note 2, (ii) effects of the adjustments to retrospectively adjust the common shares outstanding on the consolidated balance sheet and the related common stock disclosure in Note 4, (iii) inclusion of the earnings per common share information on the consolidated statement of comprehensive income and the related disclosure in Note 11, and (iv) inclusion of the segment information described under the principles of consolidation subheading of Note 1.

Management's Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor's Responsibility

Our responsibility is to express an opinion on the consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the Company's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above, before the (i) disclosure of the all-stock merger transaction between the Company and New Young Broadcasting Holding Co., Inc. as discussed in Note 2, (ii) effects of the adjustments to retrospectively adjust the common shares outstanding on the consolidated balance sheet and the related common stock disclosure in Note 4, (iii) inclusion of the earnings per common share information on the consolidated statement of comprehensive income and the related disclosure in Note 11, and (iv) inclusion of the segment information described under the principles of consolidation subheading of Note 1, present fairly, in all material respects, the financial position of Media General, Inc. and its subsidiaries at December 31, 2012, and the results of their operations and their cash flows for the years ended December 31, 2012 and 2011 in accordance with accounting principles generally accepted in the United States of America.

Other Matter

We were not engaged to audit, review, or apply any procedures with respect to the (i) disclosure of the all-stock merger transaction between the Company and New Young Broadcasting Holding Co., Inc. as discussed in Note 2, (ii) effects of the adjustments to retrospectively adjust the common shares outstanding on the consolidated balance sheet and the related common stock disclosure in Note 4, (iii) inclusion of the earnings per common share information on the consolidated statement of comprehensive income and the related disclosure in Note 11, and (iv) inclusion of the segment information described under the principles of consolidation subheading of Note 1, and accordingly, we do not express an opinion or any other form of assurance about whether such information and disclosures are appropriate. This information and disclosures were audited by other auditors.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 29, 2013

Media General, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011

Net operating revenue	$269,912	$228,183	$174,520
Operating costs:
Operating expenses, excluding depreciation expense	95,214	68,899	61,846
Selling, general and administrative expenses	71,243	55,000	53,851
Amortization of program license rights	11,362	9,022	9,780
Corporate and other expenses	19,016	23,531	12,182
Depreciation and amortization	25,772	16,179	13,896
Loss on disposal of property and equipment, net	399	59	683
Write-off of intangible asset	-	-	978
Merger-related expenses	13,079	-	-
Total operating costs	236,085	172,690	153,216
Operating income	33,827	55,493	21,304
Other income (expense):
Interest expense	(12,687)	(7,830)	(7,240)
Debt modification and extinguishment costs	(4,509)	-	(915)
Other, net	48	8,680	(675)
Total other income (expense)	(17,148)	850	(8,830)

Income before reorganization items and income taxes	16,679	56,343	12,474
Reorganization items, net	-	-	(1,350)
Income tax (expense) benefit	(12,325)	(20,380)	92,800
Net income	4,354	35,963	103,924

Net income (loss) attributable to noncontrolling interests (included above)	(1,786)	42	-
Net income attributable to Media General	$6,140	$35,921	$103,924
Other comprehensive income, net of tax:
Change in unrecognized amounts included in pension and postretirement obligations net of tax of $3,908 in 2013, $318 in 2012 and $363 in 2011	6,655	(500)	(1,159)
Total comprehensive income	11,009	35,463	102,765

Other comprehensive income attributable to noncontrolling interest	-	-	-
Total comprehensive income attributable to Media General	$12,795	$35,421	$102,765

Earnings per common share (basic and diluted):
Net earnings per common share (basic)	$0.11	$0.82	$1.91
Net earnings per common share (assuming dilution)	$0.10	$0.53	$1.14

Notes to Consolidated Financial Statements begin on page 55.

Media General, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$71,618	$24,244
Trade accounts receivable (less allowance for doubtful accounts 2013 - $2,772; 2012 - $1,171)	110,283	38,073
Current deferred tax asset	7,506	1,647
Prepaid expenses and other current assets	13,889	8,623
Total current assets	203,296	72,587

Property and equipment, net	285,467	100,656
Deferred tax asset long-term	42,711	14,339
Other assets, net	35,477	4,476
Definite lived intangible assets, net	239,642	33,053
Broadcast licenses	573,300	206,200
Goodwill	541,475	51,886
Total assets (a)	$1,921,368	$483,197

Notes to Consolidated Financial Statements begin on page 55.

(a) Consolidated assets as of December 31, 2013, and 2012, include total assets of variable interest entities (VIEs) of $41.1 million and $24.9 million, respectively, which can only be used to settle the obligations of the VIEs. See Note 1: Summary of Significant Accounting Policies.

	December 31, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$11,783	$5,645
Accrued salaries and wages	14,183	6,146
Other accrued expenses and other current liabilities	42,656	22,378
Current installments of long-term debt	11,217	17,200
Current installments of obligation under capital leases	153	115
Total current liabilities	79,992	51,484

Long-term debt	905,783	135,998
Obligations under capital leases, excluding current installments	1,156	1,149
Retirement and postretirement plans	155,309	5,981
Other liabilities	43,891	1,594
Total liabilities (b)	1,186,131	196,206

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock (no par value): authorized 50,000,000 shares; none outstanding	-	-
Common stock (no par value):
Voting common stock, authorized 400,000,000 shares; issued 87,695,495 and 47,802,816	557,754	133,000
Non-voting common stock, authorized 400,000,000 shares; issued 828,885 at December 31, 2013	12,483	-
Accumulated other comprehensive income (loss)	5,668	(987)
Retained earnings	161,076	154,936
Total stockholders' equity attributable to Media General	736,981	286,949
Noncontrolling interests	(1,744)	42
Total stockholders' equity	735,237	286,991
Total liabilities and stockholders' equity	$1,921,368	$483,197

Notes to Consolidated Financial Statements begin on page 55.

(b) Consolidated liabilities as of December 31, 2013, and 2012, include total liabilities of VIEs of $10.6 million and $3.5 million, respectively, for which the creditors of the VIEs have no recourse to the Company. See Note 1: Summary of Significant Accounting Policies.

Media General, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

			Accumulated
			Other		Non-	Total
	Common Stock		Comprehensive	Retained	Controlling	Stockholders'
	Voting	Non-Voting	Income (Loss)	Earnings	Interest	Equity
Balance at December 31, 2010	$257,213	$20,787	$672	$15,091	$-	$293,763
Net income	-	-	-	103,924	-	103,924
Conversion of common stock	13,298	(13,298)	-	-	-	-
Change in pension and postretirement, net of tax	-	-	(1,159)	-	-	(1,159)
Balance at December 31, 2011	270,511	7,489	(487)	119,015	-	396,528
Net income	-	-	-	35,921	42	35,963
Change in pension and postretirement, net of tax	-	-	(500)	-	-	(500)
Conversion of common stock	5,301	(5,301)	-	-	-	-
Repurchase of securities	(142,812)	(2,188)	-	-	-	(145,000)
Balance at December 31, 2012	133,000	-	(987)	154,936	42	286,991
Net income	-	-	-	6,140	(1,786)	4,354
Merger transaction	421,703	12,483	-	-	-	434,186
Change in pension and postretirement, net of tax	-	-	6,655	-	-	6,655
Exercise of stock options	2,613	-	-	-	-	2,613
Performance accelerated restricted stock	(51)	-	-	-	-	(51)
Stock-based compensation	493	-	-	-	-	493
Other	(4)	-	-	-	-	(4)
Balance at December 31, 2013	$557,754	$12,483	$5,668	$161,076	$(1,744)	$735,237

Notes to Consolidated Financial Statements begin on page 55.

Media General, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net income	$4,354	$35,963	$103,924
Adjustments to reconcile net income:
Deferred income tax expense (benefit)	11,584	18,669	(92,932)
Depreciation and amortization	25,772	16,179	13,896
Provision for doubtful accounts	1,497	784	681
Amortization of program license rights	11,362	9,022	9,780
Change in fair value of interest rate swap	(192)	440	-
Amortization of debt discount	844	751	451
Write-off of intangible assets	-	-	978
Decrease in Gray Equity Participation	-	(8,000)	-
Gain on insurance proceeds	-	(328)	-
Reorganization items, net	-	-	1,350
Loss on disposal of property and equipment, net	399	59	683
Stock-based compensation	6,101	-	-
Debt modification and extinguishment costs	4,509	-	915
Change in assets and liabilities:
Program license rights, net of liabilities	(12,015)	(8,999)	(9,746)
Trade accounts receivable	(9,262)	(3,050)	(2,280)
Trade accounts payable	(6,401)	1,060	457
Accrued expenses and other liabilities	(28,350)	15,702	(6,942)
Contributions to retirement plans	(6,225)	(938)	(842)
Other, net	3,823	(3,748)	2,038
Net cash provided by operating activities	7,800	73,566	22,411
Cash flows from investing activities:
Capital expenditures	(15,166)	(11,612)	(17,338)
Payment for acquisition of station assets	(14,324)	(19,500)	-
Cash and cash equivalents acquired in merger transaction	17,327	-	-
Collateral refunds related to letters of credit	2,498	-	-
Other, net	126	195	101
Net cash used by investing activities	(9,539)	(30,917)	(17,237)
Cash flows from financing activities:
Principal borrowings under Media General Credit Agreement	885,000	-	-
Repayment of Berkshire Hathaway Financing Arrangement	(375,260)	-	-
Repayment of Senior Notes	(326,145)	-	-
Repayment of borrowings under Senior Credit Facility	(135,000)	(15,000)	(75,000)
Principal borrowings under Senior Credit Facility	-	65,000	85,000
Principal borrowings under Shield Media Credit Agreement	32,000	-	-
Principal borrowings under WLAJ-TV LLC Term Loan	10,000	-	-
Repayment of borrowings under WLAJ-TV LLC Term Loan	(10,000)	-	-
Principal borrowings under WXXA-TV LLC Bank Credit Facility	-	22,000	-
Repayment of borrowings under WXXA-TV LLC Bank Credit Facility	(22,000)	-	-
Debt issuance costs	(11,896)	(842)	(4,787)
Redemption of common stock	-	(145,000)	-
Other, net	2,414	(122)	(92)
Net cash provided (used) by financing activities	49,113	(73,964)	5,121
Net increase (decrease) in cash and cash equivalents	47,374	(31,315)	10,295
Cash and cash equivalents at beginning of year	24,244	55,559	45,264
Cash and cash equivalents at end of year	$71,618	$24,244	$55,559

Cash paid: Interest	$26,461	$6,256	$6,213
Income taxes, net	$1,047	$1,449	$616

Non-cash investing activity: Merger transaction	$(434,186)	$-	$-

Notes to Consolidated Financial Statements begin on page 55.

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Summary of Significant Accounting Policies

Basis of Presentation

On November 12, 2013, Media General, Inc. (“Legacy Media General”), and New Young Broadcasting Holding Co., Inc. (“Young”) were combined in a tax-free, all-stock merger transaction. The combined company (the “Company”) has retained the Media General name and is headquartered in Richmond, Virginia. Pursuant to the merger agreement, Media General reclassified each outstanding share of its Class A and Class B common stock into one share of a new class of Media General voting common stock, which is entitled to elect all of Media General’s directors. In conjunction with the merger transaction, a few holders of shares of common stock elected to receive (certain of their) shares in the form of a separate class of unlisted Media General non-voting common stock. Each share of Media General non-voting common stock is convertible into one share of voting common stock and each share of Media General voting common stock is convertible into one share of non-voting common stock, in each case subject to certain limitations reflected in the Articles of Incorporation. No additional consideration was given to the Class B shareholders for giving up their right to directly elect 70% of Media General’s directors. Media General issued to Young’s equityholders 60.2 million shares of Media General voting common stock.

The combined company’s increased size is expected to enhance its ability to capture the operating synergies of a larger company, participate more fully in retransmission revenue growth, provide opportunities for broadcast and digital market share growth and obtain more favorable syndicated programming arrangements. As described in Note 8, the Company secured long-term financing which significantly reduced interest expense for the combined company. The combined company is expected to have an enhanced financial ability to pursue additional strategic acquisitions, and thereby have a greater ability to participate in ongoing industry consolidation, than either company would have had on a stand-alone basis.

The merger was accounted for as a reverse acquisition in accordance with FASB Accounting Standards Codification Topic 805, Business Combinations. For financial reporting purposes, Young is the acquirer and the continuing reporting entity. Consequently, the consolidated financial statements of Media General, the legal acquirer and a continuing public corporation in the transaction, have been prepared with Young as the surviving entity. Accordingly, prior period financial information presented for the Company in the consolidated financial statements reflect the historical activity of Young.

The Company’s operations consist of thirty-one network-affiliated stations and their associated digital media and mobile platforms (twelve with CBS, nine with NBC, seven with ABC, one with FOX, one with CW and one with MyNetworkTV) operating in 28 markets.

Young was incorporated in 2009 for purposes of acquiring the business of Young Broadcasting Inc. in connection with Young Broadcasting Inc.’s bankruptcy filing under Chapter 11 of Title 11 of the United States Bankruptcy Code. In June of 2010, Young Broadcasting Inc. emerged from bankruptcy as a wholly owned subsidiary of Young pursuant to Young Broadcasting Inc.’s confirmed Chapter 11 plan of reorganization. In connection with its emergence from bankruptcy, Young adopted fresh-start reporting as of June 30, 2010. The following table summarizes the components included in reorganization items, net, in the Company’s consolidated statement of comprehensive income during the year ended December 31, 2011. No reorganization items or fresh start adjustments were recognized during the years ended December 31, 2013, or 2012.

(In thousands)	2011
Professional fees	$1,543
Gain on liabilities subject to compromise	(340)
Trustee fees	111
Other	36
Total reorganization items, net	$1,350

Fiscal Year

The Company’s fiscal year ends on December 31 for all years presented.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries and certain variable interest entities (“VIE”) for which the Company is considered to be the primary beneficiary. Significant intercompany accounts and transactions have been eliminated in consolidation. The equity method of accounting is used for investments in companies in which the Company has significant influence; generally, this represents investments comprising approximately 20 to 50 percent of the voting stock of companies or certain partnership interests.

In determining whether the Company is the primary beneficiary of a VIE for financial reporting purposes, the Company considers whether it has the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether it has the obligation to absorb losses or the right to receive returns that would be significant to the VIE.  Assets of consolidated VIE’s can only be used to settle the obligations of that VIE.  As discussed in Note 3, the Company consolidates the results of WXXA-TV LLC (“WXXA”) and WLAJ-TV LLC (“WLAJ”) pursuant to the VIE accounting guidance. All the liabilities are non-recourse to the Company, except for the debt of WXXA and WLAJ which the Company guarantees. As discussed in Note 5, the Company is also the primary beneficiary of the VIE that holds the Supplemental 401(k) Plan’s investments and consolidates the plan accordingly.

The Company has three operating segments each consisting of 10 or 11 television stations and their associated websites. The Company has determined that these operating segments meet the criteria to be aggregated into one reporting segment.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company re-evaluates its estimates on an ongoing basis. Actual results could differ from those estimates.

Revenue Recognition

Advertising Revenues

The Company’s primary source of revenue is the sale of advertising time on its television stations. Advertising revenue is recognized when advertisements are aired. Agency commissions related to broadcast advertising are recorded as a reduction of revenue.  Broadcast advertising revenue represented approximately 77%, 84% and 88% of gross operating revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

Retransmission Consent Revenues

The Company receives consideration from certain satellite and cable providers in return for the Company’s consent to the retransmission of the signals of its television stations. Retransmission consent revenue is recognized on a per subscriber basis in accordance with the terms of each contract. Retransmission consent revenue represented approximately 16%, 10% and 7% of gross operating revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

Other Revenue

The Company generates revenue from other sources, which include sales of digital advertising, commercial production, trade shows and tower space rental income.

Barter Arrangements

The Company, in the ordinary course of business, provides advertising airtime to certain customers in exchange for products or services. Barter transactions are recorded on the basis of the estimated fair value of the advertising spots delivered. Revenue is recognized as the related advertising is broadcast and expenses are recognized when the merchandise or services are consumed or utilized. Barter revenue programming transactions amounted to approximately $4.3 million, $2.7 million and $2.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Network Compensation

Twelve of the Company’s thirty-one stations are affiliated with CBS, nine are affiliated with NBC, seven with ABC, one with FOX, one with CW and one with MyNetworkTV. Network compensation is determined based on the contractual arrangements with the Company’s affiliates and is recognized within operating expenses over the term of the arrangement. Network compensation amounted to $20 million, $8.9 million and $3.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Cash, Cash Equivalents and Restricted Cash

Cash in excess of current operating needs is invested in various short-term instruments carried at cost that approximates fair value. Those short-term investments having an original maturity of three months or less are classified in the balance sheet as cash equivalents.

The Company’s agents require the Company to post cash as collateral for certain letter of credit arrangements. These restricted cash balances ($1 million as of December 31, 2013) are classified in the balance sheet as prepaid expenses and other current assets.

Derivatives

Derivatives are recognized as either assets or liabilities on the balance sheet at fair value. For derivative instruments that are designated as cash flow hedges, the effective portion of the change in value of the derivative instrument is reported as a component of the Company’s other comprehensive income (loss) and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the Company’s current earnings during the period of change.

Trade Accounts Receivable and Concentration of Credit Risk

The Company provides advertising airtime to national, regional and local advertisers within the geographic areas in which the Company operates. Credit is extended based on an evaluation of the customer’s financial condition, and advance payment is not generally required. The Company routinely assesses the financial strength of significant customers, and this assessment, combined with the size and geographic diversity of its customer base, limits its concentration of risk with respect to trade receivables. The Company maintains an allowance for doubtful accounts based on both the aging of accounts at period end and specific reserves for certain customers. Accounts are written off when deemed uncollectible.

Self-insurance

The Company self-insures for certain employee medical and disability benefits, workers’ compensation costs, as well as automobile and general liability claims. The Company’s responsibility for medical, workers’ compensation and auto and general liability claims is capped at a certain dollar level (generally $100 thousand to $500 thousand depending on claim type). Insurance liabilities are calculated on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims. Estimates for projected settlements and incurred but not reported claims are based on development factors, including historical trends and data, provided by a third party.

Program License Rights

Program license rights are recorded as assets when the license period begins and the programs are available for use. Capitalized program license rights are stated at the lower of unamortized cost or estimated net realizable value. Program license rights are amortized to operating expense over the estimated broadcast period in an amount equal to the relative benefit that is expected to be derived from the airing of the program. Program license rights with lives greater than one year, in which the Company has the right to multiple showings, are amortized using an accelerated method. Program rights with lives of one year or less are amortized on a straight-line basis over the life of the program. Capitalized program rights expected to be amortized in the succeeding year and amounts payable within one year are classified as current assets and liabilities, respectively. Capitalized program license rights are evaluated on a periodic basis to determine if estimated future net revenues support the recorded basis of the asset. If the estimated net revenues are less than the current carrying value of the capitalized program rights, the Company will reduce the program rights to net realizable value.

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

Property and Equipment

Property and equipment acquired in the normal course of business are stated at cost, less accumulated depreciation. Assets acquired prior to June of 2010, were recorded at fair value when the Company adopted fresh start accounting. Assets acquired through acquisitions and mergers were recorded at fair value as of the date of the respective business combination. Equipment under capital leases are stated at the present value of the future minimum lease payments at the inception of the lease, less accumulated amortization. Major renovations and improvements as well as interest cost incurred during the construction period of major additions are capitalized. Expenditures for maintenance, repairs and minor renovations are charged to expense as incurred.

Depreciation and amortization of property and equipment are calculated on a straight-line basis over the estimated useful lives of the assets. Equipment held under capital leases are generally amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Depreciation deductions are computed by accelerated methods for income tax purposes. The estimated useful lives of depreciable assets are as follows:

	Estimated Useful Lives (years)

Classification
Land improvements	10	-	40
Buildings and building improvements	10	-	40
Broadcast equipment and other	3	-	15

Intangible and Other Long-Lived Assets

Intangible assets consist of goodwill (which is the excess of purchase price over the net identifiable assets of businesses acquired), broadcast licenses, network affiliations, advertiser relationships and favorable lease interests. Indefinite-lived intangible assets (goodwill and broadcast licenses) are not amortized, but finite-lived intangibles (network affiliations, advertiser relationships and favorable lease interests) are amortized using the straight-line method over periods ranging from one to 20 years.

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

Broadcast licenses are granted by the FCC for maximum terms of eight years and are subject to renewal upon application to the FCC. The licenses remain in effect until action on the renewal applications has been completed. The Company has filed all of its applications for renewal in a timely manner prior to the applicable expiration dates and expects its applications will be approved when the FCC works through its backlog, as is routine in the industry. The Company’s ABC network affiliation agreements are due for renewal in a weighted-average period of approximately one year. The Company’s CBS network affiliation agreements are due for renewal in a weighted-average period of approximately one and one-half years. The Company’s NBC network affiliation agreements are due for renewal in a weighted-average period of approximately two years. The Company’s CW and FOX affiliations are due for renewal within three years and four years, respectively. The Company’s affiliation with MyNetworkTV expires in September 2014. The Company currently expects that it will renew these network affiliation agreements prior to their expiration dates. Direct costs associated with renewing or extending intangible assets have historically been insignificant and are expensed as incurred.

Income Taxes

The Company provides for income taxes using the asset and liability method. The provision for, or benefit from, income taxes includes deferred taxes resulting from temporary differences in income for financial statement and tax purposes. Such temporary differences result primarily from differences in the carrying value of assets and liabilities. Valuation allowances are established when it is estimated that it is “more likely than not” that the deferred tax asset will not be realized. The evaluation prescribed includes the consideration of all available evidence regarding historical operating results, including the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. Future taxable income may be considered with the achievement of positive cumulative financial reporting income (generally the current and two preceding years). Once a valuation allowance is established, it is maintained until a change in factual circumstances gives rise to sufficient income of the appropriate character and timing that will allow a partial or full utilization of the deferred tax asset. Residual deferred taxes related to comprehensive income (loss) items are removed from comprehensive income (loss) and affect net income (loss) when final settlement of the items occurs. The Company and its subsidiaries file a consolidated federal income tax return, and combined and separate state tax returns as appropriate.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. The Company recognizes interest and penalties relating to uncertain tax positions within income tax expense.

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of net income (loss) and unrecognized actuarial gains and losses on its pension and postretirement liabilities, net of income tax adjustments and, when applicable, recognition of deferred gains or losses on derivatives designated as hedges.

 Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, trade accounts receivable, trade accounts payable and accrued liabilities approximate their fair value. See Note 8 regarding the fair value of long-term debt and other financial instruments.

New Accounting Pronouncements

In February 2013, the FASB issued guidance related to items reclassified from accumulated other comprehensive income. The new guidance requires disclosure either in a single note or parenthetically on the face of the financial statements, of: (i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and (ii) the income statement line items affected by the reclassification. This guidance was effective for fiscal years beginning January 1, 2013, with early adoption permitted. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

In July 2013, the FASB issued guidance concerning the presentation of an unrecognized tax benefit when a net operating loss carryforward or tax credit carryforward exists on the face of the balance sheet. The standard requires companies to reflect unrecognized tax benefits as a reduction of deferred tax assets unless the net operating loss or tax credit carryforward is not available to settle additional income taxes that would be due as a result of disallowance of the underlying tax position. The final standard will be effective for reporting periods beginning in January 1, 2014, with early adoption permitted. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

Reclassifications

Certain prior year balances have been reclassified to conform to the presentation adopted in the current fiscal year.

Earnings per share and share information presented in the consolidated financial statements for periods prior to November 12, 2013, include Young’s common shares and share equivalents multiplied by the exchange ratio: 730.6171 shares of Media General for each share and share equivalent of Young. Beginning on November 12, 2013, common shares and share equivalents are presented for the combined company.

Note 2:   Merger Transaction

As described in Note 1, Legacy Media General and Young were combined in an all-stock merger transaction on November 12, 2013. The merger was accounted for as a reverse acquisition with Young as the acquirer solely for financial accounting purposes. Accordingly, Young’s cost to acquire Legacy Media General has been allocated to the acquired assets, liabilities and commitments based upon their estimated fair values. The pre-merger operations of Legacy Media General consisted of 18 network-affiliated broadcast television stations (and associated websites) primarily located in the southeastern United States. The purchase price of Legacy Media General was calculated based on the number of unrestricted Class A and B common shares outstanding (27,985,795 in aggregate) immediately prior to the merger multiplied by the closing price on November 11, 2013 of $15.06. In addition, the purchase price included the portion of PARS and stock options earned prior to the merger ($12.7 million in aggregate). The initial allocated fair value of acquired assets and assumed liabilities is summarized as follows:

(In thousands)
Current assets acquired	$89,425
Property and equipment	183,362
Other assets acquired	24,563
FCC broadcast licenses	359,400
Definite lived intangible assets	214,080
Goodwill	487,223
Deferred income tax assets recorded in conjunction with the acquisition	49,725
Current liabilities assumed	(66,372)
Long-term debt assumed	(701,408)
Pension and postretirement liabilities assumed	(165,904)
Other liabilities assumed	(39,908)
Total	$434,186

Current assets acquired included cash and cash equivalents of $17.3 million and trade accounts receivable of $64.4 million.

The amount allocated to definite-lived intangible assets represents the estimated fair values of network affiliations of $154.7 million, advertiser relationships of $58 million and favorable lease assets of $1.4 million. These intangible assets will be amortized over their weighted-average estimated remaining useful lives of 15 years for network affiliations, 7 years for the advertiser relationships and 10 years for favorable lease assets. Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.

The initial allocation presented above is based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Network affiliations and advertiser relationships were primarily valued using an excess earnings income approach. The broadcast licenses represent the estimated fair value of the FCC license using a “Greenfield” income approach. Under this approach, the broadcast license is valued by analyzing the estimated after-tax discounted future cash flows of an average market participant. Property and equipment was primarily valued using a cost approach. Acquired program license rights will be amortized to operating expense over the estimated broadcast period in an amount equal to the relative benefit that is expected to be derived from the airing of the program, or on a straight line basis over the life of the program where the expected useful life is one year or less.

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assembled and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. Approximately $164 million of the goodwill recognized is expected to be tax deductible.

The initial purchase price allocation is based upon all information available to the Company at the present time and is subject to change, and such changes could be material.

The results of operations for the year ended December 31, 2013, include the results of Legacy Media General from November 12, 2013, through December 31, 2013. Net operating revenues and operating income of Legacy Media General included in the consolidated statements of comprehensive income, were $48.3 million and $1 million for the year ended December 31, 2013, respectively.

The following table sets forth unaudited pro forma results of operations, assuming that the merger, the consolidation of the VIEs described in Note 3 and the refinancing described in Note 8, occurred as of January 1, 2012:

(In thousands, except per share amounts)	2013	2012
Net operating revenue	$543,833	$602,335
Net income	12,254	34,554
Net income attributable to Media General	12,226	32,265

Earnings per share - basic and assuming dilution	0.14	0.36

The pro forma financial information presented above is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what the combined company’s results would have been had the transactions occurred as of January 1, 2012. The pro forma adjustments include adjustments to depreciation and amortization expense due to the increased value assigned to property and equipment and intangible assets, adjustments to stock-based compensation expense due to the revaluation of stock options and PARS and the issuance of deferred stock units to certain executive officers, adjustments to interest expense to reflect the refinancing of the Company’s debt and the related tax effects of the adjustments.

Pro forma results for 2013 presented above, exclude the $13.1 million of merger-related expenses recognized on the consolidated statement of comprehensive income and $16.3 million of merger-related expenses incurred by Legacy Media General prior to the merger. Additionally, results for 2013 also exclude $4.5 million of debt modification and extinguishment costs. These costs were not included in the pro forma amounts above as they are non-recurring in nature.

Note 3: Variable Interest Entities

Shield Media Entities

Shield Media LLC and Shield Media Lansing LLC, through their respective subsidiaries, WXXA-TV LLC (“WXXA” and WLAJ-TV LLC (“WLAJ”), have Joint Sales Agreements (“JSA”) and Shared Service Agreements (“SSA”) in place with the Company. Under these agreements the Company provides a variety of operational services for WXXA-TV and WLAJ-TV (the “Shield Stations”) as is described in more detail below.

The Company has options to acquire the Shield Stations at any time, subject to FCC consent, until the expiration of the applicable JSA. The FCC requires that the station licensee maintain independent control over the programming and operations of the station until an assignment of the station license has been approved by the FCC and consummated. In addition, the Company has entered into agreements with the Shield Stations to provide a variety of services, including: the sale of advertising time, marketing and promotion, news production, assistance with monitoring, maintenance, repair and replacement of the licensee’s technical equipment and facilities, providing traffic, accounting, bookkeeping and related administrative functions, access to the Company’s local towers, equipment, and facilities and the maintenance and operation of websites for the Shield Stations. Although the licensee retains exclusive management and control over the stations’ programming, personnel and finances, including the total responsibility for all programming to be broadcast over the station, the Company believes that the services provided pursuant to the sales and shared service agreements provide the Company with the power to direct those activities of WXXA and WLAJ that most significantly impact the economic performance of each entity. In both the Albany and Lansing markets, the Company owns and operates another station. The agreements provide the Company’s local stations, along with WXXA and WLAJ, the ability to achieve operational efficiencies and economies of scale which improve cash flow.

Based on the accounting guidance related to consolidation of variable interest entities (VIEs), the Company is the primary beneficiary of these agreements and therefore consolidates the Shield Stations. Under the terms of the agreements, the Company sells the stations’ inventory, collects all cash receipts and also incurs operating costs associated with the operations of the Shield Stations. In return, the Company is paid a 30% JSA fee from the ad sales collected and is also paid an SSA fee for providing the operation services. In addition, in a given period, if expenses incurred by WXXA and WLAJ exceed their revenue share and the Shield Stations are not in a position to pay the Company the JSA and/or SSA fees, the Company would be at a loss for their services. Finally, if at any time either WXXA or WLAJ is in default of its loan, the Company, as the guarantor of the Shield Station loans, would be the responsible party.

WLAJ-TV

In March of 2013, WLAJ, a wholly owned subsidiary of an unrelated party, Shield Media Lansing LLC, entered into an asset purchase agreement to purchase the assets (including the FCC license) of the WLAJ-TV television station in Lansing, MI, from Sinclair Broadcast Group (“SBG”). Concurrent with this agreement, the Company entered into the JSA and SSA with WLAJ referred to above to provide sales, operational and administrative services to WLAJ. The initial terms of the JSA and SSA are eight years, and the agreements can be automatically renewed for successive two year renewal terms. WLAJ paid $14.3 million in cash to purchase the station assets which was partially financed through a $10 million term loan which was jointly guaranteed by the Company and Shield Media Lansing LLC. The acquisition was also funded from the proceeds from an asset purchase agreement in which the Company purchased certain non-license assets of WLAJ-TV for $5.4 million. The balance of the proceeds from the term loan and the asset purchase agreement between WLAJ and the Company, after SBG was paid, went toward transaction fees and working capital.

The financial results of WLAJ since March 1, 2013, have been consolidated by the Company in accordance with the VIE accounting guidance, and the purchase price of $14.3 million was allocated to the acquired assets and assumed liabilities based on estimated fair values upon the effective date of the transaction. The allocated fair value of acquired assets and assumed liabilities was determined using techniques similar to those described in Note 2 and is summarized as follows:

(In thousands)
Property and equipment	$2,468
Broadcast licenses	7,700
Definite-lived intangible assets	2,100
Goodwill	2,366
Other liabilities	(310)
Total	$14,324

The amount allocated to definite-lived intangible assets represents the estimated fair values of network affiliations of $1.7 million and advertiser relationships of $0.4 million.

The results of operations for the year ended December 31, 2013, include the results of WLAJ since March 1, 2013. Net operating revenues and operating income of WLAJ included in the consolidated statements of comprehensive income, were $4 million and $0.4 million for the year ended December 31, 2013, respectively.

WXXA-TV LLC

In December of 2012, WXXA, a wholly owned subsidiary of an unrelated party, Shield Media LLC, entered into an asset purchase agreement to purchase the assets (including the FCC license) of the WXXA-TV television station in Albany, NY, from Newport Television License LLC (“Newport”). Concurrent with this agreement, the Company entered into the JSA and SSA referred to above to provide certain sales, operational and administrative services to WXXA. The initial terms of the JSA and SSA are eight years, and the agreements may be automatically renewed for successive two year renewal terms. WXXA paid $19.5 million in cash to purchase the station assets which was financed through third-party financing which was jointly guaranteed by the Company and Shield Media.

The financial results of WXXA since December 13, 2012, have been consolidated by the Company in accordance with the VIE accounting guidance, and the purchase price of $19.5 million was allocated to the acquired assets and assumed liabilities based on estimated fair values upon the effective date of the transaction.

The allocated fair value of acquired assets and assumed liabilities was determined using techniques similar to those described in Note 2 and is summarized as follows:

(In thousands)
Programming asset	$820
Programming liability	(1,182)
Property and equipment	2,738
Broadcast licenses	14,700
Definite-lived intangible assets	2,000
Goodwill	364
Other assets	60
Total	$19,500

The amount allocated to definite-lived intangible assets represents the estimated fair values of network affiliations of $1.2 million and advertiser relationships of $0.8 million.

Net operating revenues and operating income of WXXA included in the consolidated statements of comprehensive income, were $10.9 million and $0.7 million for the year ended December 31, 2013, respectively. The results of operations for the year ended December 31, 2012, included the results of WXXA station for the period December 13 through December 31. Net operating revenues and operating income of WXXA included in the consolidated statements of comprehensive income, were $0.5 million and less than $0.1 million for the year ended December 31, 2012, respectively.

The carrying amounts and classification of the assets and liabilities of the Shield Stations which have been included in the consolidated balance sheets as of December 31, 2013, and 2012 were as follows:

(In thousands)	2013	2012
Assets
Current assets
Cash and cash equivalents	$4,110	$1,589
Trade accounts receivable (less allowance for doubtful accounts 2013 - $105; 2012 - $0)	3,831	493
Prepaid expenses and other current assets	671	2,540
Total current assets	8,612	4,622
Property and equipment, net	2,996	2,726
Other assets, net	697	531
Definite lived intangible assets, net	3,400	1,991
Broadcast licenses	22,400	14,700
Goodwill	2,730	364
Total assets	$40,835	$24,934
Liabilities
Current liabilities
Trade accounts payable	$-	$278
Other accrued expenses and other current liabilities	2,180	2,775
Current installments of long-term debt	2,400	-
Total current liabilities	4,580	3,053
Long-term debt	29,600	21,427
Other liabilities	8,399	410
Total liabilities	$42,579	$24,890

Note 4: Common Stock

Common Stock

On November 12, 2013, pursuant to the merger agreement, Media General reclassified all of the outstanding shares of its Class A common stock and Class B common stock (28,192,395 shares in the aggregate) into shares of no par value voting common stock. Each outstanding share of Young common stock and each issued and outstanding warrant to purchase Young common stock was converted into the right to receive 730.6171 shares of no par value voting common stock. Shares of common stock (and the associated price-per-share) for all periods presented have been restated to reflect the applicable number of shares of no par value voting common stock. Warrants for prior periods have been restated to reflect the right to receive the applicable number of shares of no par value voting common stock. Media General issued 60,193,351 shares of voting common stock to Young’s equityholders to effect the merger transaction.

A few shareholders elected to receive (certain of their) shares in a separate class of unlisted Media General non-voting common stock. Each share of non-voting common stock is convertible into one share of voting common stock, and each share of Media General voting common stock is convertible into one share of non-voting common stock, in each case subject to certain limitations reflected in the Company’s Articles of Incorporation. If any dividends are paid, both classes of common stock will receive the same amount per share.

The following table shows common stock activity for the years ended December 31, 2013, 2012 and 2011. Share activity prior to the merger was multiplied by the 730.6171:1 exchange ratio:

	Voting Shares	Non-voting Shares
Balance at December 31, 2010	50,454,225	4,077,574
Conversion of common stock	2,608,303	(2,608,303)
Balance at December 31, 2011	53,062,528	1,469,271
Conversion of warrants	12,747,077	-
Conversion of common stock	1,039,668	(1,039,668)
Repurchase of securities	(19,046,457)	(429,603)
Balance at December 31, 2012	47,802,816	-
Conversion of warrants	12,390,535	-
Merger transaction	27,363,510	828,885
Exercise of stock options	141,001	-
Performance accelerated restricted stock	(2,384)	-
Other	17	-
Balance at December 31, 2013	87,695,495	828,885

Lender Warrant Agreement

On the effective date of Young’s emergence from bankruptcy, Young issued lender warrants (“Lender Warrants”) to certain holders of the pre-petition lender claims pursuant to the Lender Warrant Agreement, dated June 24, 2010, as amended. The Lender Warrants were exercisable on a one-for-one basis for shares of common stock, at any point through December 24, 2024. Following the merger transaction, no Lender Warrants remain outstanding.

Conversions and Repurchases

In January of 2012, the Company announced an offer to purchase, for cash, up to an aggregate of 26,568,160 securities consisting of common stock and warrants at a purchase price of $4.52 per share (less the exercise price of the warrant) for an aggregate purchase price of $120 million.  The tender closed in February of 2012, with virtually full participation across the shareholder group.  Total outstanding securities pre-tender were 91,327,868 consisting of 54,531,799 shares of common stock and 36,796,069 Lender Warrants.  Post tender, there were 64,759,708 total outstanding securities consisting of 38,628,457 shares of common stock and 26,131,251 Lender Warrants.  The $120 million was funded by a $65 million draw on the remaining funds available under the Senior Term Loan and $55 million from cash.

In November of 2012, the Company announced an offer to purchase for cash up to an aggregate of 4,566,357 securities consisting of common stock and warrants at a purchase price of $5.47 per share (less the exercise price of the warrant) for an aggregate purchase price of $25 million.  The tender closed in December of 2012, with a similar high level of participation across the shareholder group as 91.0% of the outstanding securities were submitted for tender.  Total outstanding securities pre-tender were 64,759,708 consisting of 51,375,533 shares of common stock and 13,384,175 Lender Warrants.  Post tender there were 60,193,351 total outstanding securities consisting of 47,802,816 shares of common stock and 12,390,535 Lender Warrants.  The $25 million was fully funded from cash.

In April of 2012, one of the pre-petition lenders exercised 2,739,814 warrants. In November of 2012, the same pre-petition lender exercised 10,007,263 warrants.

In November of 2013, the remaining 12,390,535 outstanding warrants were converted to shares of no par value voting common stock in connection with the merger.

Note 5:  Stock-Based Compensation

Long-Term Incentive Plan

The Company’s Long-Term Incentive Plan (“LTIP”) is administered by the Compensation Committee and permits the grant of stock-based awards to key employees in the form of nonqualified stock options (Non-Qualified Stock Option Plan) and non-vested shares (Performance Accelerated Restricted Stock Plan (“PARS”)). At the effective time of the merger, the stock options of Legacy Media General outstanding immediately prior to the merger became an option to purchase the same number of shares of voting common stock equal to the number of shares of Class A common stock subject to such stock option, on the same terms and conditions as applied to such stock option immediately prior to the effective time of the merger (including applicable vesting, exercise and expiration provisions). Likewise, the outstanding PARS of Legacy Media General became an award on the same terms and conditions that applied prior to the merger.

At December 31, 2013, a combined 1,483,656 shares remained available for grants of PARS (up to 298,585 shares) and stock options under the LTIP. Grant prices of stock options are equal to the fair market value of the underlying stock on the date of grant. Options are exercisable during the continued employment of the optionee but not for a period greater than ten years and not for a period greater than one year after termination of employment; they generally become exercisable at the rate of one-third each year from the date of grant. For awards granted prior to 2006, the optionee may exercise any option in full in the event of death or disability or upon retirement after at least ten years of service with the Company and after attaining age 55. For awards granted in 2006 and thereafter, the optionee must be 63 years of age, with ten years of service, and must be an employee on December 31 of the year of grant in order to be eligible to exercise an award upon retirement. The Company has options for 11,400 shares outstanding under a former plan with slightly different exercise terms.

The Company valued outstanding stock options as of November 12, 2013, using a Black-Scholes valuation method. The volatility factor in all periods was estimated based on the Company’s historical volatility over the contractual term of the options. The Company also used historical data to derive the option’s expected life. The risk-free interest rate was based on the U.S. Treasury yield curve on November 12, 2013. The dividend yield was predicated on the average expected dividend payment over the expected life of the option and the stock price on November 12, 2013. Outstanding options that were granted prior to 2011 (with an aggregate fair value of $6.9 million) were fully vested and were considered to be part of the purchase price of Legacy Media General. The portion of outstanding options granted in 2013, 2012 and 2011 that were earned prior to the merger transaction (an aggregate fair value of $4.9 million) were also considered to be part of the purchase price of Legacy Media General. The portion of these awards that were not earned prior the merger transaction (an aggregate fair value of $2.8 million) will be amortized over the remaining service period. The key assumptions used to value stock options granted by Legacy Media General in 2013, 2012 and 2011 and the resulting merger date fair values are summarized below:

	2013	2012	2011
Risk-free interest rate	1.82%	1.82%	1.82%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor	79.05%	86.31%	94.15%
Expected life (years)	6.2	6.2	6.2
Exercise price	$4.26	$4.98	$5.20
Merger date fair value	$12.90	$12.96	$13.19

The following is a summary of option activity for the year ended December 31, 2013:

(In thousands, except per share amounts)	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)*	Aggregate Intrinsic Value
Outstanding -11/12/13	1,704	$22.22
Granted	-	-
Exercised	(141)	18.53
Forfeited or expired	(246)	53.18
Outstanding - 12/31/13	1,317	$16.83	6.0	$16,027

Outstanding - 12/31/13 less estimated forfeitures	1,264	$17.35	5.9	$15,067

Exercisable - 12/31/13	823	$24.19	4.4	$7,116

* Excludes 11,400 options which are exercisable during the continued employment of the optionee and for a three-year period thereafter.

The total intrinsic value of options exercised during 2013 was $0.4 million; cash received from these options exercised was $2.6 million.

The Company recognized non-cash compensation expense of approximately $450 thousand ($290 thousand after-tax) related to stock options in 2013. As of December 31, 2013, there was $2.4 million of total unrecognized compensation cost related to stock options expected to be recognized over a weighted-average period of approximately 1.7 years.

Certain executives are eligible for PARS, which vest over a ten-year period. If pre-determined earnings targets are achieved (as defined in the plan), vesting may accelerate to either a three, five or seven year period. The recipient of PARS must remain employed by the Company during the vesting period. However, in the event of death, disability or retirement after age 63, a pro-rata portion of the recipient’s PARS becomes vested. All restrictions on PARS granted prior to 2005 have been released. The following is a summary of PARS activity for the year ended December 31, 2013:

(In thousands, except per share amounts)	Shares	Weighted- Average Merger Date Fair Value
Nonvested balance - 11/12/13	207	$15.06
Restrictions released	(3)	$15.06
Nonvested balance - 12/31/13	204	$15.06

The Company valued outstanding PARS as of November 12, 2013, using the closing price on November 11, 2013, of $15.06. The portion of outstanding PARS that were earned prior to the merger transaction (an aggregate fair value of $1 million) was considered to be part of the purchase price of Legacy Media General. The portion of these awards that were not earned prior to the merger transaction (an aggregate fair value of $2.1 million) will be amortized over the remaining service period. As of December 31, 2013, there was $2.1 million of total unrecognized compensation cost related to PARS under the LTIP; that cost is expected to be recognized over a weighted-average period of approximately 7.2 years. The Company recognized approximately $40 thousand of expense related to PARS in the year ended December 31, 2013.

Executive Retention Deferred Stock Units

In June of 2013, Legacy Media General entered into employment agreements with certain executive officers of Legacy Media General and Young. Each agreement became effective upon the closing of the transaction. The employment agreements entitled certain of the officers to a grant of deferred stock units, the number of which was determined by dividing the officer’s base salary by the closing per share price ($9.76) on the date of the public announcement of the transaction, June 6, 2013. One half of such units will vest on each of the first and second anniversary of the closing date of the merger. Officers must be employed through each applicable vesting date in order to receive a cash payment in settlement of the deferred stock units. The Company recorded expense of $0.4 million ($0.3 million after-tax) during the year ended December 31, 2013, which reflected the number of deferred stock units earned following the merger as well an adjustment for changes in fair value of the deferred stock units.

Supplemental 401(k) Plan

The Company has a Supplemental 401(k) Plan (the “Plan”) which allows certain employees to defer salary and obtain a Company match where federal regulations would otherwise limit those amounts. The Company is the primary beneficiary of the VIE that holds the Plan’s investments and consolidates the Plan accordingly. Participants receive cash payments upon termination of employment, and participants age 55 and above can choose from a range of investment options including the Company’s voting common stock.  The Plan’s liability to participants ($1 million at December 31, 2013) is adjusted to its fair value each reporting period. The Plan’s investments ($0.3 million at December 31, 2013) other than its voting common stock, are considered trading securities, reported as assets, and are adjusted to fair value each reporting period. Investments in the voting common stock fund are measured at historical cost and are recorded as a reduction of voting common stock. Consequently, fluctuations in the Company’s stock price will have an impact on the Company’s net income when the liability is adjusted to fair value and the common stock remains at historical cost. The Company recognized $0.2 million of expense in 2013 due to the fluctuations in the Company’s stock price following the merger. During 2013, Legacy Media General matched up to a maximum of 2% of an eligible and participating employee’s salary. Effective January 1, 2014, eligible and participating employees can receive a company match of up to 4% of their compensation as defined by the Plan. Participants will receive a dollar-for-dollar matching contribution for the first 3% of compensation contributed and 50 cents on the dollar at the 4% and 5% levels. Participants are permitted to contribute up to a maximum of 50% of their annual base salary in any Plan year.

Directors’ Deferred Compensation Plan

Each member of the Board of Directors who is neither an employee nor a former employee of the Company (an Outside Director) is eligible to participate in the Directors’ Deferred Compensation Plan (the “Plan”). The Plan provides that each Outside Director shall receive half of his or her annual compensation for services to the Board in the form of Deferred Stock Units (“DSU”); each Outside Director additionally may elect to receive the balance of his or her compensation in either cash, DSU or a split between cash and DSU. Other than dividend credits (if dividends are declared), deferred stock units do not entitle Outside Directors to any rights due to a holder of common stock. DSU account balances may be settled after the Outside Director's retirement date by a cash lump-sum payment, a single distribution of common stock or annual installments of either cash or common stock over a period of up to ten years. The Company records expense annually based on the amount of compensation paid to each Outside Director as well as recording an adjustment for changes in fair value of DSU. The Company recognized an expense of $5 million ($3.2 million after-tax) in 2013 under the plan due primarily to the fluctuations in the fair value of DSU following the date of the merger. The Company’s DSU liability was $14.6 million as of December 31, 2013, of which $4.2 million was classified as accrued expenses and was paid to two former Outside Directors in January of 2014.

Because the Supplemental 401(k) Plan, the Directors’ Deferred Compensation Plan and the deferred stock units awarded to certain officers were designed to align the interest of participants with those of shareholders, fluctuations in stock price have an effect on the expense recognized by the Company. Each $1 change in the Company’s stock price as of December 31, 2013, would have adjusted the Company’s pretax income by approximately $0.7 million.

Note 6:   Intangible Assets and Impairment

The Company reviews the carrying values of both goodwill and FCC broadcast licenses in the fourth quarter each year, or earlier if events indicate an impairment may have arisen, utilizing qualitative analyses and discounted cash flow models and market-based models, where necessary. When evaluating goodwill and other intangible assets for potential impairment, the Company first considers qualitative factors including but not limited to: current macroeconomic conditions, the Company’s actual performance versus budgeted performance, key management changes and selling prices for broadcast companies. When a quantitative test is deemed necessary, the Company compares the carrying value of the reporting unit or asset tested to its estimated fair value. The estimated fair value is determined using the income approach. The income approach utilizes the estimated discounted cash flows expected to be generated by the assets. The Company considers but does not use a market approach to value its reporting units and broadcast licenses, however, market multiples are evaluated to assess the reasonableness of the income approach. For the years ended December 31, 2013, and 2012, no impairment charges were recorded.

In 2011, the Company announced that Cox Reps, the nation’s largest TV rep firm comprised of TeleRep, HRP, MMT and the digital, multi-platform sales firm Cox Cross Media, would represent it for national sales. As a result of this decision, the Company’s national sales rep firm, Adam Young, Inc. ceased operations during 2011. This resulted in the impairment of related intangible assets totaling approximately $1 million, and the recognition of severance and shutdown costs totaling $1.8 million which were recorded within selling, general and administrative expenses within the statement of comprehensive income in the year ended December 31, 2011.

Definite and indefinite lived intangible assets were as follows as of December 31, 2013, and 2012:

	December 31, 2012			Change		December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Business Combinations	Amortization Expense	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Network affiliations	$28,600	$(3,435)	$25,165	$156,400	$(3,213)	$185,000	$(6,648)	$178,352
Advertiser relationships and other	19,700	(11,812)	7,888	59,780	(6,378)	79,480	(18,190)	61,290
Total	$48,300	$(15,247)	$33,053	$216,180	$(9,591)	$264,480	$(24,838)	$239,642

Indefinite-lived intangible assets:
Broadcast licenses	$206,200		$206,200	$367,100		$573,300		$573,300
Goodwill	51,886		51,886	489,589		541,475		541,475
Total	$258,086		$258,086	$856,689		$1,114,775		$1,114,775

The weighted-average useful life for network affiliations is approximately 16 years and the weighted-average useful life for advertiser relationships and other is 6 years. Aggregate amortization expense for the years ended December 31, 2013, 2012 and 2011 was $9.6 million, $6.1 million and $6.1 million, respectively. Amortization expense is expected to be $23 million in 2014, $20.6 million in 2015, $20.5 million in each of 2016 and 2017 and $20.2 million in 2018.

Note 7:  Property and Equipment

Property and equipment, net at December 31, 2013, and 2012 consists of the following:

(In thousands)	2013	2012
Land and land improvements	$55,662	$24,622
Buildings and building improvements	96,511	31,961
Broadcast equipment and other	163,832	61,429
Assets in service	316,005	118,012
Equipment not yet placed into service	4,173	2,921
Total property and equipment	320,178	120,933
Accumulated depreciation	(34,711)	(20,277)
Property and equipment, net	$285,467	$100,656

Depreciation expense, including capital lease amortization was approximately $15.9 million, $9.9 million and $7.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Accumulated amortization of capitalized leases was $0.4 million and $0.3 million as of December 31, 2013 and 2012, respectively.

Note 8: Debt and Other Financial Instruments

Long-term debt at December 31, 2013, and 2012, was as follows:

(In thousands)	2013	2012

Media General Credit Agreement	$885,000	$-
Shield Media Credit Agreement	32,000	-
Senior Credit Facility	-	135,000
WXXA-TV Senior Credit Facility	-	22,000
Debt discount	-	(3,802)
Total debt	917,000	153,198

Less: scheduled current maturities	(11,217)	(17,200)

Long-term debt excluding current maturities	$905,783	$135,998

Aggregate annual maturities of long-term debt as of December 31, 2013, were as follows:

(In thousands)
Year Ending December 31
2014	$11,217
2015	11,129
2016	11,842
2017	11,756
2018	29,271
Thereafter	841,785
Total	$917,000

Media General Credit Agreement

In July of 2013, Legacy Media General entered into a credit agreement with a syndicate of lenders which provided the Company with an $885 million term loan and a $60 million revolving credit facility. Following consummation of the merger transaction, the Company fully borrowed the term loan. The Company used the proceeds from the term loan to immediately repay: 1) Young’s $122.1 million outstanding Senior Credit Facility plus accrued interest, 2) Legacy Media General’s $301.5 million outstanding term loan and $30 million revolving loans under the Berkshire Hathaway Financing Arrangement plus accrued interest and a $43.8 prepayment premium and 3) the $326.1 million redemption price of Legacy Media General’s senior secured notes (which included a prepayment premium of approximately 5.875% of the outstanding principal amount of the notes and a “make-whole” premium representing interest through February 15, 2014).

The $885 million term loan matures in seven years and bears interest at LIBOR (with a LIBOR floor of 1%) plus a margin of 3.25%. The margin could decrease to 3% based on the Company’s leverage ratio, as defined in the agreement. The term loan is payable in quarterly installments of 0.25% of the outstanding principal balance with the remainder due upon maturity. The revolving credit facility has a term of five years and bears interest at LIBOR plus a margin of 2.75% and is subject to a 0.5% commitment fee. The credit agreement is guaranteed by the Company and its subsidiaries and is secured by liens on substantially all of the assets of the Company. The credit agreement contains a leverage ratio covenant, which involves debt levels and a rolling eight-quarter calculation of EBITDA, as defined in the agreement. Additionally, the agreement contains restrictions on certain transactions including the incurrence of additional debt, capital leases, investments, additional acquisitions, asset sales and restricted payments (including dividends and share repurchases) as defined in the agreement.

The Company capitalized $11 million of investment banking and legal fees related to the Media General Credit Agreement in other assets; these fees will be amortized as interest expense over the term of the credit agreement.

Shield Media Credit Agreement

Shield Media LLC (and its subsidiary WXXA) and Shield Media Lansing (and its subsidiary WLAJ) (collectively, “Shield Media”), companies that control subsidiaries with which the Company has joint sales and shared services arrangements for two stations as described in Note 3, entered into a new credit agreement with a syndicate of lenders, dated July 31, 2013. On November 12, 2013, Shield Media fully borrowed $32 million of term loans and repaid the existing term loans of WXXA and WLAJ. The new Shield Media term loans mature in five years and bear interest at LIBOR plus a margin of 3.25%. The term loans are payable in quarterly installments which start at 1.88% of the initial principal balance with the remainder due upon maturity. The Shield Media term loans are guaranteed by the Company and are secured by liens on substantially all of the assets of the Company, on a pari passu basis with the Media General credit agreement.

The Shield Media loans have a fixed charge coverage ratio (a ratio of fixed charges (interest, debt payments, capital expenditures and taxes) to EBITDA, calculated on a rolling eight-quarter basis, as defined in the agreement). The agreement also has restrictions on transactions similar in nature to those in the new Media General credit agreement, but scaled to Shield Media’s smaller size.  Additionally, the agreement has more specific covenants regarding the operation of the Shield Media business and requires that each Shield Media holding company that controls a Shield Media station limit its activities to performance of its obligations under the Shield Media credit documents, and activities incidental thereto, including owning a Shield Media station and the performance of its obligations under and activities related to the shared services agreement. Both the Media General and Shield Media credit agreements contain cross-default provisions.

The Company capitalized $0.5 million of investment banking and legal fees related to the Shield Media Credit Agreement in other assets; these fees will be amortized as interest expense over the term of the credit arrangement.

Senior Credit Facility

      In December of 2011, the Company entered into a $175 million senior credit facility (“Senior Credit Facility”), which provided for a $150 million term loan (“Senior Term Loan”) and a $25 million revolving credit facility. The Senior Term Loan was available in up to three draws. In December of 2011, $85 million of the Senior Term Loan was borrowed. Approximately $80.7 million of the proceeds were used to repay existing borrowings. In February of 2012, the Company drew down $65 million, from the Senior Term Loan to partially fund a tender offer.

The Senior Credit Facility had a variable interest rate of either LIBOR or a base rate plus a margin as defined in the agreement. There were no outstanding amounts under the revolver, therefore a 0.50% commitment fee was applicable to the undrawn $25 million revolver commitment. For the years ended December 31, 2013, 2012 and 2011, cash interest expense related to the Senior Credit Facility was approximately $5.1 million, $6.5 million and $0.3 million, respectively.

In July of 2012, the Company entered into the First Amendment to its Senior Credit Facility.  This amendment provided the Company the ability to enter into a financial relationship with its shared services partner, WXXA.  WXXA had recently announced its intention to purchase the assets of WXXA-TV from Newport Television and Young, as the shared services provider was guaranteeing WXXA’s $22 million loan.  The amendment also provided for future transactions of this nature, subject to certain limitations set forth in the amended Credit Agreement.

In November of 2012, the Company entered into the Second Amendment to its Senior Credit Facility.  This amendment provided the Company the ability to fund the tender offer to purchase its outstanding equity securities at a total price of $25 million.

In June of 2013 the Company entered into the Third Amendment to its Senior Credit Facility. This amendment provided the Company the ability to enter into the merger transaction.

On November 12, 2013, the Company fully repaid the Senior Term Loan using the proceeds of the Media General Credit Agreement and recorded a loss on debt extinguishment of $3.2 million.

WXXA-TV LLC Credit Facility

WXXA, a consolidated VIE, entered into a $22 million credit agreement (“WXXA Credit Agreement”) with a third party in December of 2012, in order to fund the purchase of the assets of a television station in Albany, N.Y. The WXXA Credit Agreement had an interest rate at either the base rate plus the applicable rate or LIBOR plus the applicable rate (as defined in the WXXA Credit Agreement). For the years ended December 31, 2013, and 2012, cash interest expense related to the WXXA Credit Agreement was approximately $0.9 million and $0.1 million, respectively. The Company irrevocably and unconditionally guaranteed the debt of WXXA on a joint and several basis with Shield Media, LLC., the immediate parent of WXXA.

In November of 2013, WXXA fully repaid the outstanding term loan using the proceeds of the Shield Media Credit Agreement and recorded a loss on debt extinguishment of $0.7 million.

WLAJ-TV Term Loan

WLAJ, a consolidated VIE, entered into a $10 million credit agreement (“WLAJ-TV Term Loan”) with a third party in March of 2013 in order to fund the purchase of the assets of a television station in Lansing, MI. The WLAJ Credit Agreement had an interest rate at either the base rate plus the applicable rate or LIBOR plus the applicable rate (as defined in the WLAJ Credit Agreement). For the year ended December 31, 2013, cash interest expense related to the WLAJ Credit Agreement was approximately $0.4 million. The Company irrevocably and unconditionally guaranteed the debt of WLAJ on a joint and several basis with Shield Media Lansing, LLC., the immediate parent of WLAJ.

In November of 2013, WLAJ fully repaid the outstanding term loan using the proceeds of the Shield Media Credit Agreement and recorded a loss on debt extinguishment of $0.5 million.

Swap

In March of 2012, the Company entered into a swap agreement which hedged $75 million, or 50%, of its debt. The Company used a mark-to-market approach to value the swap. In April of 2013, the notional amount of the swap agreement increased to $91 million to include 50% of the additional debt incurred in the acquisition of WXXA and WLAJ. For the years ended December 31, 2013, and 2012, the Company recorded a benefit of $0.2 million and an expense of $0.4 million, respectively, related to this swap on the consolidated statements of comprehensive income. The Company paid $0.2 million to terminate the swap in November of 2013.

Emergence Term Loan

During 2011, the Company’s $75 million Emergence Term Loan was paid in full using the proceeds of the Senior Credit Facility. The Emergence Term Loan had a variable interest rate of LIBOR plus a margin of 5.00% and a LIBOR floor of 3.0%. Interest expense related to the Emergence Term Loan for the year ended December 31, 2011, was $6.6 million.

Fair Value

The following table includes information about the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2013:

	December 31, 2013
(In thousands)	Carrying Amount	Fair Value
Assets:
Investments
Trading	$281	$281
Liabilities:
Long-term debt:
Media General Credit Agreement	885,000	894,956
Shield Media Credit Agreement	32,000	32,000

Trading securities held by the Supplemental 401(k) Plan are carried at fair value and are determined by reference to quoted market prices. The fair value of the Media General Credit Agreement was determined by reference to the most recent trading price and the fair value of the Shield Media Credit Agreement was determined using a discounted cash flow analysis and an estimate of the current borrowing rate. Under the fair value hierarchy, the Company’s trading securities fall under Level 1 (quoted prices in active markets), the Media General Credit Agreement falls under Level 2 (other observable inputs) and the Shield Media Credit Agreement falls under Level 3 (unobservable inputs).

As of December 31, 2012, the fair values of the Senior Credit Facility and WXXA-TV Senior Credit Facility approximated their respective principal values.

Note 9:  Taxes on Income

The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 is summarized below. Significant reconciling items are described further in the paragraphs that follow.

(In thousands)	2013	2012	2011
Income taxes computed at federal statutory tax rate (35%)	$5,838	$19,720	$3,893
Increase (reduction) in income taxes resulting from:
State and local provision/benefit	1,845	2,944	98
Change in rate differential	-	(2,722)	3,049
NOL adjustments	-	694	(1,638)
Non-deductible merger-related expenses	3,385	-	-
Exclusion on taxes of WXXA and WLAJ loss (income)	625	(15)	-
Release of valuation allowance	-	-	(96,777)
Reorganization items and fresh start adjustments	-	-	462
Cancellation of debt benefit	-	-	(2,013)
Stock-based compensation tax deficiencies	475	-	-
Other	157	(241)	126
Income tax expense (benefit)	$12,325	$20,380	$(92,800)

In 2013, because the merger transaction was a tax-free exchange, certain transaction costs were capitalized into the basis of stock and will not be deductible.

The Company's framework for assessing the recoverability of deferred tax assets weighs the sustainability of recent operating profitability and the predictability of future operating profitability. During 2011, the Company experienced significant favorable developments including a return to sustainable operating profits within its primary operations. In order to demonstrate the predictability and sufficiency of future operating profitability, the Company considered its forecasts of future income using comparisons to historical results. The Company also considered sufficiency of future taxable income necessary to support the realizability of the NOLs. As of December 31, 2011, the positive evidence outweighed the historical negative evidence regarding the likelihood that the deferred tax assets will be realized, resulting in a net valuation allowance release in the amount of approximately $96.8 million.

In March 2011, the Bankruptcy Court entered a final decree closing the bankruptcy cases of the Predecessor and its subsidiaries. Generally, the discharge of a debt obligation for an amount less than the adjusted issue price creates cancellation of indebtedness income (“CODI”), which must be included in the Company’s taxable income. However, recognition of CODI is limited for a taxpayer if the discharge is granted by the Bankruptcy Court or pursuant to a plan of reorganization approved by the Bankruptcy Court. The Company’s plan qualified for this bankruptcy exclusion rule and allowed the Company to exclude substantially all of the gain on the settlement of debt obligations from taxable income.

The financial results of WXXA and WLAJ are consolidated by the Company in accordance with the VIE accounting guidance. However, the Company does not reflect a tax provision for WXXA and WLAJ’s income or loss in its financial results since their tax liability will flow through to an unrelated party, Shield Media, LLC, a single-member LLC owned by an individual.

Significant components of income taxes are as follows:

(In thousands)	2013	2012	2011
Federal	$-	$383	$-
State	741	1,293	132
Current	741	1,676	132
Federal	9,486	18,845	(83,014)
State	2,098	(141)	(9,918)
Deferred	11,584	18,704	(92,932)
Income tax expense (benefit)	$12,325	$20,380	$(92,800)

Temporary differences, which gave rise to significant components of the Company's deferred tax liabilities and assets at December 31, 2013, and 2012, were as follows:

(In thousands)	2013	2012
Deferred tax liabilities:
Difference between book and tax bases of intangible assets	$(249,251)	$(45,592)
Property and equipment	(50,826)	(27,772)
Other comprehensive income items	(3,227)	-
Other	-	(1,245)
Total deferred tax liabilities	(303,304)	(74,609)

Deferred tax assets:
Employee benefits	78,503	1,761
Other comprehensive income items	-	681
Net operating losses	269,268	87,770
Minimum tax credit carryforwards and other	5,750	383
Total deferred tax assets	353,521	90,595

Net deferred tax assets	$50,217	$15,986

Current deferred tax assets	(7,506)	(1,647)
Deferred tax assets, long-term	$42,711	$14,339

At December 31, 2013, the Company projects federal Net Operating Loss (NOL) carryforwards available to reduce future federal taxable income in the amount of approximately $681 million ($239 million deferred tax asset or DTA). This federal NOL is comprised of $226 million of Young historical losses, $362 million of Legacy Media General historical losses and $93 million of combined NOL in the current year. At December 31, 2013, the Company also has significant state NOL carryforwards in varying amounts available to reduce future state taxable income for which it has recorded a DTA of approximately $30 million. These federal and state NOLs will expire at various dates through 2033.

Pursuant to Section 382 of the Internal Revenue Code, the Company underwent an ownership change for tax purposes (i.e., a more than 50% change in stock ownership in aggregated 5% shareholders) as a result of the merger transaction in November of 2013. As a result, the use of the Young ($226 million) and Legacy Media General ($362 million) historical NOL carryforwards and tax credits generated prior to the ownership change will be subject to annual Section 382 use limitation. The Young NOLs are subject to two previous Section 382 ownership changes and will generally be subject to the annual base limitation of approximately $11.1 million that resulted from the first ownership change upon emergence from bankruptcy. The Legacy Media General NOLs will generally be subject to an annual Section 382 base limitation of approximately $15.2 million. The Company determined that it had a net unrealized built-in gain (NUBIG) at the time of the 2013 merger with respect to both Young and Legacy Media General NOLs. Pursuant to Section 382(h) of the Internal Revenue Code, the Company is able to increase its Section 382 annual base limitation with respect to the Legacy Media General NOLs by an incremental limitation of $54.7 million in the first five years following the ownership change. The Young NOLs are generally subject to a more restrictive Section 382 limitation and are unable to take advantage of the incremental limitation, but have unused Section 382 limitations from prior years of approximately $54.6 million that will be available to increase the annual base limitation.

The Company has analyzed the various layers of losses and related restrictions on utilization and has concluded that it will be able to utilize substantially all of its NOLs.

As of December 31, 2013, the Company's unrecognized tax benefits totaled approximately $1.4 million including interest. A reconciliation of the beginning and ending balances of the gross liability for uncertain tax positions is as follows:

(In thousands)	2013	2012	2011
Uncertain tax position liability at the beginning of the year	$16	$16	$34
Additions for tax positions for prior years	8	-	-
Reductions for tax positions for prior years	-	-	(18)
Additions resulting from merger transaction	1,422	-	-
Uncertain tax position liability at the end of the year	$1,446	$16	$16

The entire balance of the liability for uncertain tax positions would impact the effective rate (net of related asset for uncertain tax positions) if underlying tax positions were sustained or favorably settled. The Company recognizes interest and penalties accrued related to uncertain tax positions in the provision for income taxes. As of December 31, 2013, the liability for uncertain tax positions included approximately $462 thousand of estimated interest and penalties.

For federal tax purposes, the Company’s tax returns have been audited or closed by statute through 2009 and remain subject to audit for years 2010 and beyond. The Company has various state income tax examinations ongoing and at varying stages of completion, but generally its state income tax returns have been audited or closed to audit through 2009.

While the Company does not anticipate any significant changes to the amount of liabilities for unrecognized tax benefits within the next twelve months, there can be no assurance that the outcomes from any tax examinations will not have a significant impact on the amount of such liabilities, which could have an impact on the operating results or financial position of the Company.

Note 10: Retirement and Postretirement Plans

Prior to the merger, the Company only had the KRON/IBEW Local 45 Pension Plan which covers the IBEW Local 45 employees of KRON-TV. The Company froze benefit accruals under this plan in 2005. All employees who earned seven full years of vested service as of October 2005 are 100% vested in the pension benefits earned. If an employee had not yet earned seven full years of vested service, he or she is considered partially vested and, provided employment with the Company continues, can continue to earn credit for years of service.

In conjunction with the merger, the Company assumed Legacy Media General’s retirement and post retirement plans as of November 12, 2013. Legacy Media General has a funded, qualified non-contributory defined benefit retirement plan which covers substantially all Legacy Media General employees hired before 2007 and non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage available to certain executives. These retirement plans are frozen. Legacy Media General also has a retiree medical savings account plan which reimburses eligible employees who retire for certain medical expenses. In addition, Legacy Media General has an unfunded plan that provides certain health and life insurance benefits to retired employees who were hired prior to 1992.

The Company uses a December 31 measurement date for its retirement and postretirement plans. The Company recognizes the underfunded status of a defined benefit postretirement plan as a liability on its balance sheet. The funded status of a plan represents the difference between the fair value of plan assets and the related plan projected benefit obligation. Changes in the funded status are recognized through comprehensive income in the year in which the changes occur.

Benefit Obligations

The following table provides a reconciliation of the changes in the plans’ benefit obligations for the years ended December 31, 2013, and 2012:

	Pension Benefits		Other Benefits
(In thousands)	2013	2012	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$14,941	$13,967	$-
Merger transaction	473,296	-	24,847
Service cost	170	150	11
Interest cost	3,312	615	134
Participant contributions	-	-	23
Actuarial (gain) loss	(430)	1,151	(174)
Benefit payments	(3,060)	(942)	(94)
Benefit obligation at end of year	$488,229	$14,941	$24,747

The accumulated benefit obligation at the end of 2013 and 2012 was $488.2 million and $14.9 million, respectively. The Company’s policy is to fund benefits under the supplemental executive retirement, ERISA Excess and all postretirement benefits plans as claims and premiums are paid. As of December 31, 2013, the benefit obligation related to the supplemental executive retirement and ERISA Excess plans included in the preceding table was approximately $48.4 million.

The Plans’ benefit obligations were determined using the following assumptions:

	Pension Benefits		Other Benefits
	2013	2012	2013
Discount rate	4.65%	3.85%	4.40%
Compensation increase rate	-	-	3.00%

A 7.7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2013. This rate was assumed to decrease gradually each year to a rate of 4.5% in 2027 and remain at that level thereafter. These rates have an effect on the amounts reported for the Company’s postretirement obligations. A one-percentage point increase or decrease in the assumed health care trend rates would change the Company’s accumulated postretirement benefit obligation by approximately $250 thousand, and it would change the Company’s net periodic cost by a nominal amount.

Plan Assets

The following table provides a reconciliation of the changes in the fair value of the Plans’ assets for the years ended December 31, 2013, and 2012:

	Pension Benefits		Other Benefits
(In thousands)	2013	2012	2013
Change in plan assets:
Fair value of plan assets at beginning of year	$8,960	$8,042	$-
Merger transaction	326,667	-	-
Actual return on plan assets	13,434	922	-
Employer contributions	6,225	938	71
Participant contributions	-	-	23
Benefit payments	(3,060)	(942)	(94)
Fair value of plan assets at end of year	$352,226	$8,960	$-

Under the fair value hierarchy, the Company’s retirement plan assets fall under Level 1 (quoted prices in active markets) and Level 2 (other observable inputs). The following table provides the fair value by each major category of plan assets at December 31, 2013:

	2013
(In thousands)	Total	Level 1	Level 2
U.S. Small/Mid Cap Equity	$40,339	$25,256	$15,083
U.S. Large Cap Equity	143,209	58,650	84,559
International/Global Equity	68,263	17,054	51,209
Fixed Income	87,266	66,215	21,051
Cash	13,149	13,149	-
Total assets	$352,226	$180,324	$171,902

The following table provides the fair value by each major category of plan assets at December 31, 2012:

	2012
(In thousands)	Total	Level 1	Level 2
Money market funds	$247	$247	$-
Collective funds - fixed	3,281	-	3,281
Collective funds - equity	4,532	-	4,532
Mutual funds - equity	900	900	-
Total assets	$8,960	$1,147	$7,813

The asset allocation for the Company’s funded retirement plans at the end of 2013 and 2012, and the asset allocation range for 2014, by asset category, are as follows:

	Asset allocation Range			Percentage of Plan Assets at Year End
Asset Category	2014			2013	2012
Equity securities	60	-	75%	71%	60%
Fixed income securities/cash	25	-	40%	29%	40%
Total				100%	100%

As the plan sponsor of the funded retirement plans, the Company’s investment strategy is to achieve a rate of return on the plans’ assets that, over the long-term, will fund the plans’ benefit payments and will provide for other required amounts in a manner that satisfies all fiduciary responsibilities. A determinant of the plans’ returns is the asset allocation policy. The Company’s investment policy provides ranges (30-50% U.S. large cap equity, 5-17% U.S. small/mid cap equity, 10-30% international/global equity, 25-45% fixed income and 0-5% cash) for the plans’ long-term asset mix. The Company periodically (at least annually) reviews and rebalances the asset mix if necessary. The Company also reviews the plans’ overall asset allocation to determine the proper balance of securities by market capitalization, value or growth, U.S., international or global or the addition of other asset classes.

The plans’ investment policy is reviewed frequently and distributed to the investment managers. Periodically, the Company evaluates each investment manager to determine if that manager has performed satisfactorily when compared to the defined objectives, similarly invested portfolios and specific market indices. The policy contains general guidelines for prohibited transactions such as:

●	borrowing of money
●	purchase of securities on margin
●	short sales
●	pledging any securities except loans of securities that are fully-collateralized
●	purchase or sale of futures or options for speculation or leverage

Restricted transactions include:

●	purchase or sale of commodities, commodity contracts or illiquid interests in real estate or mortgages
●	purchase of illiquid securities such as private placements
●	use of various futures and options for hedging or for taking limited risks with a portion of the portfolio’s assets

Funded Status

The following table provides a statement of the funded status of the plans at December 31, 2013, and 2012:

	Pension Benefits		Other Benefits
(In thousands)	2013	2012	2013
Amounts recorded in the balance sheet:
Current liabilities	$(3,373)	$-	$(2,068)
Noncurrent liabilities	(132,630)	(5,981)	(22,679)
Funded Status	$(136,003)	$(5,981)	$(24,747)

The following table provides a summary of the Company’s accumulated other comprehensive income (loss) related to pension and other benefits prior to any deferred tax effects:

	Pension Benefits	Other Benefits
(In thousands)	Net Actuarial Gain/(Loss)	Net Actuarial Gain
December 31, 2010	$672	$-
Actuarial loss	(1,522)	-
December 31, 2011	$(850)	$-
Actuarial loss	(818)	-
December 31, 2012	$(1,668)	$-
Actuarial gain	10,389	174
December 31, 2013	$8,721	$174

Expected Cash Flows

The following table includes amounts that are expected to be contributed to the plans by the Company. It additionally reflects benefit payments that are made from the plans’ assets as well as those made directly from the Company’s assets, and it includes the participants’ share of the costs, which is funded by participant contributions. The amounts in the table are actuarially determined and reflect the Company’s best estimate given its current knowledge including the impact of recent pension funding relief legislation; actual amounts could be materially different. The Company made a $45 million contribution to the Legacy Media General Retirement Plan in January 2014 (following a $5 million contribution in December 2013) and currently anticipates making a contribution of $1 million to the KRON retirement plan in 2014.

(In thousands)	Pension Benefits	Other Benefits
Employer Contributions
2014 to participant benefits	$49,439	$2,068
Expected Benefit Payments
2014	27,357	2,068
2015	27,794	2,040
2016	28,240	2,062
2017	29,044	2,054
2018	29,340	2,053
2019-2023	152,390	9,909

Net Periodic Cost

The following table provides the components of net periodic benefit cost for the Plans for fiscal years 2013, 2012 and 2011:

	Pension Benefits			Other Benefits
(In thousands)	2013	2012	2011	2013

Service cost	$170	$150	$150	$11
Interest cost	3,312	615	667	134
Expected return on plan assets	(3,509)	(588)	(548)	-
Amortization of net loss	35	-	-	-
Net periodic benefit cost	$8	$177	$269	$145

The Company anticipates recording an aggregate net periodic benefit of $3.4 million for its pension and other benefits in 2014, as the expected return on plan assets exceeds estimated interest and service costs. The net periodic costs for the Company’s pension and other benefit plans were determined using the following assumptions:

	Pension Benefits			Other Benefits
	2013	2012	2011	2013
Discount rate	4.62%	4.55%	5.30%	4.35%
Expected return on plan assets	7.50%	7.50%	7.50%	-
Compensation increase rate	-	-	-	3.00%

The reasonableness of the expected return on the funded retirement plan assets was determined by three separate analyses: 1) review of 10 and 20 years of historical data of portfolios with similar asset allocation characteristics done by a third party, 2) review of the actual portfolio performance over the past three years and 3) projected portfolio performance for 20 and 30 years, assuming the plans’ asset allocation range, performed by a third party.

Defined Contribution Plans

The Company sponsors 401(k) plans covering substantially all Legacy Media General and Young employees. For 2012 and 2011, the Company matched up to a maximum of 4% of an eligible and participating employee’s salary for Young employees. For 2013, the Company matched up to a maximum of 2% and 4% of an eligible and participating employee’s salary for Legacy Media General and Young employees, respectively. Effective January 1, 2014, all eligible and participating employees will receive a company match of up to a maximum of 4% of their compensation. The Company also sponsors a Supplemental 401(k) plan as described in Note 5.

For the year ended December 31, 2013, the Company incurred 401(k) matching contributions of approximately $1.8 million. For each of the years ended December 31, 2012, and 2011, the Company incurred matching contributions of approximately $1.4 million.

Note 11: Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share as presented in the consolidated statements of comprehensive income.

	2013			2012			2011
(In thousands, except	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income attributable to Media General	$6,140			$35,921			$103,924

Undistributed earnings attributable to participating securities	(13)			-			-

Basic EPS
Income available to common stockholders	$6,127	53,337	$0.11	$35,921	43,590	$0.82	$103,924	54,532	$1.91

Effect of dilutive securities: warrants and other		10,764			24,489			36,796

Diluted EPS
Income available to common stockholders	$6,127	64,101	$0.10	$35,921	68,079	$0.53	$103,924	91,328	$1.14

Note 12: Commitments, Contingencies and Other

Program License Rights

The Company had unamortized program license assets of $1.6 million and $0.8 million as of December 31, 2013, and 2012, respectively, of which $0.8 million and $0.2 million were expected to be amortized over a period greater than one year.

Unpaid program license liabilities totaled $2.5 million and $1.2 million as of December 31, 2013, and 2012, respectively, of which $1.3 million and $0.4 million were payable in greater than one year and included in other liabilities. The obligation for programming that has been contracted for, but not recorded in the accompanying balance sheet because the program rights were not currently available for airing, was approximately $60.5 million at December 31, 2013. If such programs are not produced, the Company's commitment would expire without obligation.

Lease obligations

Capital Leases

The Company is obligated under various capital leases for certain broadcast equipment, office furniture, fixtures and other equipment that range from one to fifteen years. At December 31, 2013, and 2012, the net amount of property and equipment recorded under capital leases was $1.2 million and $1.3 million, respectively. Amortization of assets held under capital leases is included with depreciation and amortization of property and equipment.

Operating Leases

The Company has certain operating leases, primarily for administrative offices, broadcast equipment and vehicles that range from one year to more than fifteen years. In many cases, the leases contain renewal options and require the Company to pay all costs such as maintenance and insurance.

Future minimum lease payments under capital and operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2013, are as follows:

(In thousands)	Capital Leases	Operating Leases
Year Ending December 31
2014	$232	$2,950
2015	203	2,266
2016	159	2,164
2017	119	1,965
2018	119	1,499
Thereafter	1,091	11,215
Total minimum lease payments	1,923	$22,059
Less: amounts representing interest	(614)
Present value of capital lease obligations	$1,309

Rental expense under operating leases was $1.9 million for the year ended December 31, 2013, and $1.3 million for the each of the years ended December 31, 2012, and 2011.

Gray Management Agreement

The Company had a management agreement (the “Management Agreement”) with Gray Television, Inc. (“Gray”) the term of which expired on December 31, 2012. As part of the Management Agreement, if the Company was sold within the term, then Gray would initially receive a portion of the aggregate sales price above a specified threshold. The Company had estimated the fair value of this liability to be $8 million. As of December 31, 2012, the Company was not sold and the liability was reversed against other, net, on the consolidated statement of comprehensive income.

In August of 2013, the Company made a payment of $7.1 million to Gray in accordance with other provisions of the Management Agreement. This was a final payment and satisfied all remaining obligations the Company had in relation to that agreement. The Company reversed its remaining accrued liability of $1.8 million in 2013 as a reduction to corporate and other expenses.

Other assets

Other assets included assets held for sale of $4.2 million at December 31, 2013.

Accrued salaries and wages

Accrued salaries and wages consist of the following:

(In thousands)	2013	2012
Accrued bonuses	$5,509	$2,821
Accrued severance	1,431	-
Other accrued salaries and wages	7,243	3,325
Accrued salaries and wages	$14,183	$6,146

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

(In thousands)	2013	2012
Employee benefits	$14,074	$-
Network compensation accrued fees	13,213	4,131
Accrued management and consulting fees	-	9,862
Other	15,369	8,385
Other accrued expenses and other current liabilities	$42,656	$22,378

Quarterly Review*

(Unaudited, in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Operating revenues	$50,045	$55,782	$54,097	$109,988
Operating income	7,062	8,185	8,923	9,657
Net income (loss)	3,019	3,447	4,137	(6,249)
Net income (loss) attributable to Media General	3,114	3,706	4,477	(5,157)
Earnings (loss) per share - basic	0.07	0.08	0.09	(0.07)
Earnings (loss) per share - diluted	0.05	0.06	0.07	(0.07)
2012
Operating revenues	$43,744	$54,997	$58,003	$71,439
Operating income	4,917	14,079	14,432	22,065
Net income	1,834	6,839	8,154	19,136
Net income attributable to Media General	1,834	6,839	8,154	19,094
Earnings per share - basic	0.04	0.17	0.20	0.42
Earnings per share - diluted	0.02	0.11	0.13	0.30

*On November 12, 2013, Legacy Media General and Young were combined in a tax-free, all-stock merger transaction. The merger was accounted for as a reverse acquisition. For financial reporting purposes only, Young is the acquirer and the continuing reporting entity, but has been renamed Media General, Inc. Consequently, the consolidated financial statements of Media General, Inc., the legal acquirer and the continuing public corporation in the transaction, include the operating results for only Young for periods prior to November 12, 2013.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2013, Legacy Media General and Young were combined in a tax-free, all-stock merger transaction. Management has excluded Young’s operations (including KRON, WKRN, WRIC, WTEN, WXXA, WATE, WBAY, KWQC, KELO, WLAJ, WLNS, KLFY and KCLO) and certain corporate controls that were significantly impacted by the merger from its evaluation of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2013. Young’s assets represent $490.6 million of total assets as of December 31, 2013, and $221.6 million of total revenues for the year ended December 31, 2013.

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

Reports on Internal Control Over Financial Reporting

The Company’s report on internal control over financial reporting as of December 31, 2013, and the independent registered public accounting firm’s report on internal control over financial reporting as of December 31, 2013, are included in Item 8 of this Form 10-K on pages 43 and 44.

Change in Internal Control Over Financial Reporting

The merger of Legacy Media General and Young was completed in the fourth quarter of 2013 and represented a change in internal control over financial reporting. As part of the Company’s ongoing integration activities, Legacy Media General’s financial reporting controls and procedures are in the process of being implemented at Young. The two companies maintained separate accounting systems throughout 2013. The consolidated financial statements and other information presented in this Annual Report on Form 10-K was combined using information obtained from these separate accounting systems.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 24, 2014, with respect to directors, executive officers, Code of Business Conduct and Ethics, audit committee and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, except as to certain information regarding executive officers included in Part I of this Form 10-K.

Item 11.  Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 24, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related

                 Stockholder Matters

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 24, 2014.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 24, 2014.

Item 14.  Principal Accountant Fees and Services

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 24, 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1	Financial Statements	Page

	As listed in the Index in “Item 8 – Financial Statements and Supplementary Data.”	42

2	Financial Statement Schedules

Financial statement schedules are omitted since they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

3	Exhibits

Index to Exhibits

Exhibit Number	Description

2.1

Agreement and Plan of Merger, by and among Media General, Inc., General Merger Sub 1, Inc., General Merger Sub 2, Inc., General Merger Sub 3, Inc., and New Young Broadcasting, Inc., dated as of June 5, 2013, incorporated by reference to Exhibit 2.1 of Form 8-K filed on June 10, 2013.

3.1	Articles of Incorporation of Media General, Inc., amended and restated as of November 12, 2013, incorporated by reference to Exhibit 3.1 of Form 8-K filed on November 13, 2013.

3.2	Bylaws of Media General, Inc., amended and restated as of November 12, 2013, incorporated by reference to Exhibit 3.2 of Form 8-K filed on November 13, 2013.

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

10.3

Media General, Inc., Management Performance Award Program, adopted November 16, 1990, and effective January 1, 1991, incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended December 29, 1991.

10.4	Media General, Inc., Deferred Compensation Plan, amended and restated as of January 1, 2012, incorporated by reference to Exhibit 10. 5 of Form 10-K for the fiscal year ended December 25, 2011.

10.5	Media General, Inc., ERISA Excess Benefit Plan, amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.06 of Form 8-K filed on February 6, 2008.

10.6	Media General, Inc., 1995 Long-Term Incentive Plan, amended and restated as of April 26, 2007, incorporated by reference to Exhibit 10.13 of Form 10-K for the fiscal year ended December 30, 2007.

10.7

Media General, Inc., 1996 Employee Non-Qualified Stock Option Plan, amended as of December 31, 2001, incorporated by reference to Exhibit 10.14 of Form 10-K for the fiscal year ended December 26, 2004.

10.8	Media General, Inc., 1997 Employee Restricted Stock Plan, amended as of December 31, 2001, incorporated by reference to Exhibit 10.15 of Form 10-K for the fiscal year ended December 26, 2004.

10.9

Media General, Inc., Directors’ Deferred Compensation Plan, amended and restated as of November 16, 2001, incorporated by reference to Exhibit 10.16 of Form 10-K for the fiscal year ended December 26, 2004.

10.10

Form of an executive life insurance agreement between the Company and certain executive officers (who were participants on or before November 19, 2007), incorporated by reference to exhibit 10.17 of Form 10-K for the fiscal year ended December 29, 2002.

10.11

Media General, Inc., Executive Financial Planning and Income Tax Program, amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.08 of Form 8-K filed on February 6, 2008.

10.12	Media General, Inc., Executive Supplemental Retirement Plan, amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.07 of Form 8-K filed on February 6, 2008.

10.13	Media General, Inc., Supplemental Profit Sharing Plan, effective as of January 1, 2007, incorporated by reference to Exhibit 10.02 of Form 8-K filed on February 6, 2008.

10.14	Media General, Inc., Retirement Transition Planning Program, effective January 1, 2008, incorporated by reference to Exhibit 10.09 of Form 8-K filed on February 6, 2008.

10.15

Form of an executive life insurance agreement between the Company and certain executive officers (who become participants subsequent to November 19, 2007), incorporated by reference to Exhibit 10.03 of Form 8-K filed on February 6, 2008.

10.16	Amendment to form of Deferred Compensation Agreement dated as of December 1, 1984, incorporated by reference to Exhibit 10.05 of Form 8-K filed on February 6, 2008.

10.17	Amendment to the Media General Inc., Executive Supplemental Retirement Plan dated May 31, 2009, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended June 28, 2009.

10.18	Amendment to the Media General Inc., Executive Supplemental Retirement Plan dated September 24, 2009, incorporated by reference to Exhibit 99.1 of Form 8-K filed on September 28, 2009.

10.19	Amendment to the Media General, Inc., ERISA Excess Benefit Plan dated May 31, 2009, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended June 28, 2009.

10.20	Media General, Inc., Supplemental 401(k) Plan, amended and restated effective January 1, 2014, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended September 30, 2013.

10.21

Employment Agreement, dated as of June 5, 2013, by and between Media General, the Company, and George L. Mahoney, the President and Chief Executive Officer, incorporated by reference to Exhibit 10.7 of Form 8-K filed on June 10, 2013.

10.22

Employment Agreement, dated as of June 5, 2013, by and between Media General, the Company, and James F. Woodward, the Senior Vice President, Chief Financial Officer, incorporated by reference to Exhibit 10.8 of Form 8-K filed on June 10, 2013.

10.23

Employment Agreement, dated as of June 5, 2013, by and between Media General, the Company, and James R. Conschafter, the Vice President, Broadcast Markets, incorporated by reference to Exhibit 10.9 of Form 8-K filed on June 10, 2013.

10.24

Employment Agreement, dated as of June 5, 2013, by and between Media General, the Company, and John R. Cottingham, the Vice President, Broadcast Markets, incorporated by reference to Exhibit 10.10 of Form 8-K filed on June 10, 2013.

10.25	Employment Agreement, dated as of June 5, 2013, by and between Media General, the Company, and Deborah A. McDermott, the Senior Vice President, Broadcast Markets.

10.25.1	Amendment to Employment Agreement by and between Media General, Inc. and Deborah A. McDermott, the Senior Vice President, Broadcast Markets.

10.26	Employment Agreement, dated as of June 5, 2013, by and between Media General, the Company, and Robert Peterson, the Vice President, Broadcast Markets.

10.26.1	Amendment to Employment Agreement by and between Media General, Inc. and Robert Peterson, the Vice President, Broadcast Markets.

10.27

Standstill and Lock-up Agreement, entered into as of June 5, 2013, by and among Media General, Inc., the Company, and Standard General Fund, LP and Standard General Communications, LLC, incorporated by reference to Exhibit 10.3 of Form 8-K filed on June 10, 2013.

10.28

Registration Rights Agreement among Media General, Inc. and New Young Broadcasting Holding Co., Inc., amended and restated as of June 5, 2013, incorporated by reference to Exhibit 10.4 of Form 8-K filed on June 10, 2013.

10.29

Credit Agreement, dated as of July 31, 2013 among the Company and Royal Bank of Canada, as Administrative Agent, Collateral Agent, Swing Line Lender, and L/C Issuer, JPMorgan Chase Bank, N.A and Wells Fargo Bank, N.A. as Co-Syndication Agents, SunTrust Bank and U.S. Bank N.A. as Co-Documentation Agents, and other lenders party hererto, incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 5, 2013.

10.30

Credit Agreement, dated July 31, 2013 among Shield Media LLC, Shield Media Lansing LLC, as the Holding Companies, WXXA-TV LLC and WLAJ-TV LLC as the Borrowers, and the Company and Royal Bank of Canada, as Administrative Agent and Collateral Agent and Lender and other lenders part hereto, incorporated by reference to Exhibit 10.2 of Form 8-K filed on August 5, 2013.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21	List of subsidiaries of the registrant.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

31.1	Section 302 Chief Executive Officer Certification.

31.2	Section 302 Chief Financial Officer Certification.

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification.

101

The following financial information from the Media General, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL includes: (i) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (ii) Consolidated Balance Sheets at December 31, 2013, and 2012 (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.

Note:     Exhibits 10.1-10.26.1 are management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2014	MEDIA GENERAL, INC.

/s/ George L. Mahoney
George L. Mahoney, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Stewart Bryan III	Chairman	March 7, 2014
J. Stewart Bryan III

/s/ Marshall N. Morton	Vice Chairman	March 7, 2014
Marshall N. Morton

/s/ George L. Mahoney	Director, President and Chief Executive Officer	March 7, 2014
George L. Mahoney

/s/ James F. Woodward	Senior Vice President,	March 7, 2014
James F. Woodward	Chief Financial Officer

/s/ Timothy J. Mulvaney	Controller and	March 7, 2014
Timothy J. Mulvaney	Chief Accounting Officer

/s/ Diana F. Cantor	Director	March 7, 2014
Diana F. Cantor

/s/ H.C. Charles Diao	Director	March 7, 2014
H.C. Charles Diao

/s/ Dennis J. FitzSimons	Director	March 7, 2014
Dennis J. FitzSimons

/s/ Soohyung Kim	Director	March 7, 2014
Soohyung Kim

/s/ Wyndham Robertson	Director	March 7, 2014
Wyndham Robertson

/s/ Howard L. Schrott	Director	March 7, 2014
Howard L. Schrott

/s/ Kevin T. Shea	Director	March 7, 2014
Kevin T. Shea

/s/ Rodney A. Smolla	Director	March 7, 2014
Rodney A. Smolla

/s/ Thomas J. Sullivan	Director	March 7, 2014
Thomas J. Sullivan

/s/ Carl S. Thigpen	Director	March 7, 2014
Carl S. Thigpen

/s/ Coleman Wortham III	Director	March 7, 2014
Coleman Wortham III