Form 10-Q
period 2014-03-31
MEDIA GENERAL INC
filed 2014-05-12
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Larger accelerated filer	Accelerated filer X
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                     No          X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2014.

Voting Common shares (no par value):	87,922,422
Non-Voting Common shares (no par value):	828,885

MEDIA GENERAL, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2014

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets – March 31, 2014 and December 31, 2013	1

		Consolidated Condensed Statements of Comprehensive Income – Three months ended March 31, 2014 and March 31, 2013	3

		Consolidated Condensed Statements of Cash Flows – Three months ended March 31, 2014 and March 31, 2013	4

		Notes to Consolidated Condensed Financial Statements	5

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	23

	Item 4.	Controls and Procedures	23

Part II.	Other Information

	Item 6.	Exhibits	24

		(a) Exhibits

Signatures			25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Media General, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)

ASSETS
	March 31, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$14,255	$71,618
Trade accounts receivable (less allowance for doubtful accounts 2014 - $2,683; 2013 - $2,772)	108,151	110,283
Current deferred tax asset	9,391	7,506
Prepaid expenses and other current assets	14,076	13,889
Total current assets	145,873	203,296

Property and equipment, net	278,632	285,467
Deferred tax asset, long-term	37,270	42,711
Other assets, net	35,833	35,477
Definite lived intangible assets, net	233,310	239,642
Broadcast licenses	573,300	573,300
Goodwill	541,475	541,475
Total assets (a)	$1,845,693	$1,921,368

See accompanying notes.

(a) Consolidated assets as of March 31, 2014 and December 31, 2013, include total assets of variable interest entities (VIEs) of $38.9 million and $41.1 million, respectively, which can only be used to settle the obligations of the VIEs. See Note 1.

Media General, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except shares)

LIABILITIES AND STOCKHOLDERS' EQUITY
	March 31, 2014	December 31, 2013
Current liabilities:
Trade accounts payable	$18,685	$11,783
Accrued salaries and wages	8,787	14,183
Other accrued expenses and other current liabilities	50,141	42,656
Current installments of long-term debt	2,400	11,217
Current installments of obligation under capital leases	147	153
Total current liabilities	80,160	79,992

Long-term debt	879,000	905,783
Obligations under capital leases, excluding current installments	1,117	1,156
Retirement and postretirement plans	107,713	155,309
Other liabilities	36,068	43,891
Total liabilities (b)	1,104,058	1,186,131

Commitments and contingencies

Stockholders' equity:
Preferred stock (no par value):
authorized 50,000,000 shares; none outstanding	-	-
Common stock (no par value):
Voting common stock, authorized 400,000,000 shares; issued 87,749,273 and 87,695,495	558,713	557,754
Non-voting common stock, authorized 400,000,000 shares; issued 828,885	12,483	12,483
Accumulated other comprehensive income	5,668	5,668
Retained earnings	166,461	161,076
Total stockholders' equity attributable to Media General	743,325	736,981
Noncontrolling interests	(1,690)	(1,744)
Total stockholders' equity	741,635	735,237
Total liabilities and stockholders' equity	$1,845,693	$1,921,368

See accompanying notes.

(b) Consolidated liabilities as of March 31, 2014, and December 31, 2013, include total liabilities of VIEs of $8.8 million and $10.6 million, respectively, for which the creditors of the VIEs have no recourse to the Company. See Note 1.

Media General, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2014	March 31, 2013

Net operating revenue	$143,918	$50,045
Operating costs:
Operating expenses, excluding depreciation expense	50,615	19,212
Selling, general and administrative expenses	42,332	14,464
Amortization of program license rights	4,963	2,455
Corporate and other expenses	6,578	2,361
Depreciation and amortization	16,195	4,491
Gain related to property and equipment, net	(771)	-
Merger-related expenses	4,752	-
Total operating costs	124,664	42,983
Operating income	19,254	7,062
Other expense:
Interest expense	(9,990)	(2,140)
Debt modification and extinguishment costs	(98)	-
Other, net	(85)	(101)
Total other expense	(10,173)	(2,241)

Income before income taxes	9,081	4,821
Income tax expense	(3,642)	(1,802)
Net income	5,439	3,019

Net income (loss) attributable to noncontrolling interests (included above)	54	(95)
Net income attributable to Media General	$5,385	$3,114

Other comprehensive income	-	-
Total comprehensive income	5,439	3,019

Other comprehensive income attributable to noncontrolling interest	-	-
Total comprehensive income attributable to Media General	$5,385	$3,114

Earnings per common share (basic and diluted):
Net earnings per common share (basic)	$0.06	$0.07
Net earnings per common share (assuming dilution)	$0.06	$0.05

See accompanying notes.

 Media General, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net income	$5,439	$3,019
Adjustments to reconcile net income:
Deferred income tax expense	3,556	1,617
Depreciation and amortization	16,195	4,491
Provision for doubtful accounts	416	138
Amortization of program license rights	4,963	2,455
Non-cash interest expense	124	267
Gain related to property and equipment, net	(771)	-
Stock-based compensation	(642)	-
Debt modification and extinguishment costs	98	-
Change in assets and liabilities:
Program license rights, net of liabilities	(5,106)	(2,530)
Trade accounts receivable	1,716	(886)
Company owned life insurance (cash surrender value less policy loans including repayments)	(1,821)	-
Trade accounts payable, accrued expenses and other liabilities	4,485	(5,245)
Contributions to retirement plans	(46,422)	(162)
Other, net	(3,766)	3,088
Net cash (used) provided by operating activities	(21,536)	6,252
Cash flows from investing activities:
Capital expenditures	(2,510)	(3,031)
Payment for acquisition of station assets	-	(14,323)
Collateral refunds related to letters of credit	980	-
Proceeds related to property and equipment, net	973	2
Net cash used by investing activities	(557)	(17,352)
Cash flows from financing activities:
Repayment of borrowings under Media General Credit Agreement	(35,000)	-
Repayment of borrowings under Shield Media Credit Agreement	(600)	-
Principal borrowings under WLAJ-TV LLC Term Loan	-	10,000
Repayment of borrowings under Senior Credit Facility	-	(4,300)
Debt issuance costs	-	(289)
Other, net	330	(84)
Net cash (used) provided by financing activities	(35,270)	5,327
Net decrease in cash and cash equivalents	(57,363)	(5,773)
Cash and cash equivalents at beginning of period	71,618	24,244
Cash and cash equivalents at end of period	$14,255	$18,471

Cash paid for interest	$11,422	$1,700

See accompanying notes.

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included.

On November 12, 2013, Media General, Inc. (“Legacy Media General”), and New Young Broadcasting Holding Co., Inc. (“Young”) were combined in a tax-free, all-stock merger transaction. The combined company (“Media General” or the “Company”) retained the Media General name and is headquartered in Richmond, Virginia. The merger was accounted for as a reverse acquisition in accordance with FASB Accounting Standards Codification Topic 805, Business Combinations. For financial reporting purposes, Young was the acquirer and the continuing reporting entity. Consequently, the consolidated financial statements of Media General, the legal acquirer and a continuing public corporation in the transaction, have been prepared with Young as the surviving entity. Accordingly, the consolidated financial statements reflect the results of operations and cash flows for only Young for the three months ended March 31, 2013.

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

On November 12, 2013, each outstanding share of Young common stock and each issued and outstanding warrant to purchase Young common stock was converted into the right to receive 730.6171 shares of no par value voting common stock. Shares of common stock (and the associated price-per-share) for periods prior to November 12, 2013, have been restated to reflect the applicable number of shares of no par value voting common stock. Warrants for prior periods have been restated to reflect the right to receive the applicable number of shares of no par value voting common stock. Earnings per share and share information presented in the consolidated financial statements for the three months ended March 31, 2013, include Young’s common shares and share equivalents multiplied by the exchange ratio: 730.6171 shares of Media General for each share and share equivalent of Young. For the three months ended March 31, 2014, common shares and share equivalents are presented for the combined company.

Note 2:   Merger Transactions

Pending Merger with LIN Media LLC

In March of 2014, the Company and LIN Media LLC (“LIN”) announced an agreement to combine the two companies under a newly formed holding company to be named Media General and headquartered in Richmond, Virginia. Under the merger agreement, LIN shareholders are to receive aggregate consideration of cash (maximum of $763 million) and shares of voting common stock (maximum of 50.5 million shares). In addition, each outstanding share of voting common stock and non-voting common stock of the existing Media General will be converted into one share of voting common stock or non-voting common stock of the combined company. It is estimated that LIN shareholders will own approximately 36% of the combined company and existing Media General shareholders will retain approximately 64% ownership on a fully diluted basis. Together, the Company and LIN own and operate or service 74 stations across 46 markets. The companies anticipate that station divestures in certain markets will be required in order to address regulatory considerations. The transaction has been unanimously approved by both the Media General Board of Directors and the LIN Board of Directors. As set forth in the merger agreement, the closing of the transaction is subject to the satisfaction of a number of conditions including, but not limited to, the approval of various matters relating to the transaction by Media General and LIN shareholders, the approval of the Federal Communications Commission (“FCC”), clearance under the Hart-Scott-Rodino antitrust act and certain third party consents. Media General and LIN will convene special shareholder meetings to vote on the transaction. The transaction is expected to close in early 2015. The Company incurred $3.5 million of investment banking, legal and accounting fees and expenses in the first quarter of 2014 related to the pending merger with LIN.

Legacy Media General Merger

As described in Note 1, Legacy Media General and Young were combined in an all-stock merger transaction on November 12, 2013. The merger was accounted for as a reverse acquisition with Young as the acquirer solely for financial accounting purposes. Accordingly, Young’s cost to acquire Legacy Media General has been allocated to the acquired assets, liabilities and commitments based upon their estimated fair values. The pre-merger operations of Legacy Media General consisted of 18 network-affiliated broadcast television stations (and associated websites) primarily located in the southeastern United States. The purchase price of Legacy Media General was calculated based on the number of unrestricted Class A and B common shares outstanding (27,985,795 in aggregate) immediately prior to the merger multiplied by the closing price on November 11, 2013 of $15.06. In addition, the purchase price included the portion of performance accelerated restricted stock and stock options earned prior to the merger ($12.7 million in aggregate). The initial allocated fair value of acquired assets and assumed liabilities is summarized as follows:

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

The Company incurred $1.3 million of legal, accounting and other professional fees and expenses in the three months ended March 31, 2014, related to the merger with Young.

Net operating revenues and operating income of Legacy Media General included in the consolidated statements of comprehensive income, were $89 million and $8.4 million, respectively, for the three months ended March 31, 2014.

The following table sets forth unaudited pro forma results of operations for the three months ended March 31, 2013, assuming that the merger, the consolidation of the Shield Media entities described in Note 3 and the refinancing described in Note 4, occurred as of January 1, 2012:

(In thousands, except per share amounts)
Net operating revenue	$124,339
Net loss	(1,895)
Net loss attributable to Media General	(2,006)

Loss per share - basic and assuming dilution	(0.02)

The pro forma financial information presented above is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what the combined company’s results would have been had the transactions occurred as of January 1, 2012. The pro forma amounts include adjustments to depreciation and amortization expense due to the increased value assigned to property and equipment and intangible assets, adjustments to stock-based compensation expense due to the revaluation of stock options and performance accelerated restricted stock and the issuance of deferred stock units to certain executive officers, adjustments to interest expense to reflect the refinancing of the Company’s debt and the related tax effects of the adjustments.

Note 3:   Variable Interest Entities

Shield Media LLC and Shield Media Lansing LLC, through their respective subsidiaries, WXXA and WLAJ, have Joint Sales Agreements (“JSA”) and Shared Service Agreements (“SSA”) in place with the Company. Under these agreements the Company provides a variety of operational services for WXXA-TV and WLAJ-TV (the “Shield Stations”) as is described in more detail below.

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

An order that the FCC adopted in March of 2014, may require changes to the Company’s arrangements with the Shield Stations. In that order, the FCC concluded that JSAs should be “attributable” for purposes of the media ownership rules if they permit a television licensee to sell more than 15% of the commercial inventory of a television station owned by a third party in the same market. Stations with JSAs that would put them in violation of the new rules will have two years from the date on which the rules become effective to amend or terminate those arrangements or to obtain a waiver of the rule. Accordingly, absent further developments or the grant of a waiver, the Company may be required to modify or terminate its existing JSAs within such two-year period.

Based on accounting guidance related to consolidation of VIEs, the Company is the primary beneficiary of these agreements and therefore consolidates the Shield Stations. Under the terms of the agreements, the Company sells the stations’ inventory, collects all cash receipts and also incurs operating costs associated with the operations of the Shield Stations. In return, the Company is paid a 30% JSA fee from the ad sales collected and is also paid an SSA fee for providing the operation services. In addition, in a given period, if expenses incurred by WXXA and WLAJ exceed their revenue share and the Shield Stations are not in a position to pay the Company the JSA and/or SSA fees, the Company would be at a loss for their services. Finally, if at any time either WXXA or WLAJ is in default of its loan, the Company, as the guarantor of the Shield Station loans, would be the responsible party.

In March of 2013, WLAJ, a wholly owned subsidiary of an unrelated party, Shield Media Lansing LLC, entered into an asset purchase agreement to purchase the assets (including the FCC license) of the WLAJ-TV television station in Lansing, MI, from Sinclair Broadcast Group (“SBG”). Concurrent with this agreement, the Company entered into the JSA and SSA with WLAJ referred to above to provide sales, operational and administrative services to WLAJ. The initial terms of the JSA and SSA are eight years, and the agreements can be automatically renewed for successive two year renewal terms. WLAJ paid $14.3 million in cash to purchase the station assets which was partially financed through a $10 million term loan which was jointly guaranteed by the Company and Shield Media Lansing LLC. The acquisition was also funded from the proceeds from an asset purchase agreement in which the Company purchased certain non-license assets of WLAJ-TV from an advance of $5.4 million. The balance of the proceeds from the term loan and the asset purchase agreement between WLAJ and the Company, after SBG was paid, went toward transaction fees and working capital.

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

The results of operations for the three months of 2013 include the results of WLAJ since March 1, 2013. Net operating revenues and operating income of WLAJ included in the consolidated statements of comprehensive income, were $1.3 million and $0.2 million, respectively, for the three months ended March 31, 2014, and were $0.3 million and $33 thousand, respectively, for the three months ended March 31, 2013.

As indicated above, the Company also provides certain sales, operational and administrative services to WXXA under the JSA and SSA which have remaining terms of seven years, and may be automatically renewed for successive two year renewal terms. Net operating revenues and operating income of WXXA included in the consolidated statements of comprehensive income, were $3 million and $0.2 million, respectively, for the three months ended March 31, 2014, and were $2.6 million and $0.2 million, respectively, for the three months ended March 31, 2013.

The carrying amounts and classification of the assets and liabilities of the Shield Stations which have been included in the consolidated balance sheets as of March 31, 2014, and December 31, 2013 were as follows:

(In thousands)	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$1,891	$4,110
Trade accounts receivable (less allowance for doubtful accounts 2014 - $99; 2013 - $105)	3,666	3,831
Prepaid expenses and other current assets	759	671
Total current assets	6,316	8,612
Property and equipment, net	2,883	2,996
Other assets, net	867	697
Definite lived intangible assets, net	3,323	3,400
Broadcast licenses	22,400	22,400
Goodwill	2,730	2,730
Total assets	$38,519	$40,835
Liabilities
Current liabilities
Trade accounts payable	$11	$-
Other accrued expenses and other current liabilities	2,530	2,180
Current installments of long-term debt	2,400	2,400
Total current liabilities	4,941	4,580
Long-term debt	29,000	29,600
Other liabilities	6,268	8,399
Total liabilities	$40,209	$42,579

Note 4: Debt and Other Financial Instruments

Long-term debt at March 31, 2014, and December 31, 2013, was as follows:

(In thousands)	2014	2013

Media General Credit Agreement	$850,000	$885,000
Shield Media Credit Agreement	31,400	32,000
Total debt	881,400	917,000

Less: scheduled current maturities	(2,400)	(11,217)

Long-term debt excluding current maturities	$879,000	$905,783

Media General Credit Agreement

In July of 2013, Legacy Media General entered into a credit agreement with a syndicate of lenders which provided the Company with an $885 million term loan and a $60 million revolving credit facility. Following consummation of the merger transaction, the Company fully borrowed the term loan and repaid the existing debt of Legacy Media General and Young. The term loan matures in seven years and bears interest at LIBOR (with a LIBOR floor of 1%) plus a margin of 3.25%. The margin could decrease to 3% based on the Company’s leverage ratio, as defined in the agreement. The revolving credit facility has a term of five years and bears interest at LIBOR plus a margin of 2.75% and is subject to a 0.5% commitment fee. The credit agreement is guaranteed by the Company and its subsidiaries and is secured by liens on substantially all of the assets of the Company. The credit agreement contains a leverage ratio covenant, which involves debt levels and a rolling eight-quarter calculation of EBITDA, as defined in the agreement. Additionally, the agreement contains restrictions on certain transactions including the incurrence of additional debt, capital leases, investments, additional acquisitions, asset sales and restricted payments (including dividends and share repurchases) as defined in the agreement.

In March of 2014, the Company repaid $35 million of principal on the term loan. The Company was only required to make a payment of $2.2 million during the first quarter. The early repayment of debt resulted in debt modification and extinguishment costs of $0.1 million due to the accelerated recognition of deferred debt-related items.

In April of 2014, the Company entered into an amendment to its credit agreement. The terms of the amendment become effective upon successful completion of the merger with LIN. The amendment permits the Company to obtain additional financing consistent with a commitment letter from Royal Bank of Canada (“RBC”) amended and restated in April 2014. The commitment letter provides for an aggregate $1.6 billion senior secured credit facility, consisting of an incremental $90 million revolving credit facility and incremental term loans in an aggregate principal amount of $1.5 billion, the proceeds of which will be used to pay the cash consideration in the LIN merger, fees and expenses in connection with the merger and to refinance certain existing indebtedness of LIN. In addition to permitting the incremental financing, the amendment to the credit agreement modifies the leverage ratio covenant requirements as well certain other covenants and transaction restrictions, as defined in the agreement. The Company paid a $1.3 million non-refundable amendment fee to the participating lenders in April of 2014.

Shield Media Credit Agreement

Shield Media LLC (and its subsidiary WXXA) and Shield Media Lansing LLC (and its subsidiary WLAJ) (collectively, “Shield Media”), companies that control subsidiaries with which the Company has joint sales and shared services arrangements for two stations as described in Note 3, entered into a new credit agreement with a syndicate of lenders, dated July 31, 2013. On November 12, 2013, Shield Media fully borrowed $32 million of term loans and repaid the existing term loans of WXXA and WLAJ. The new Shield Media term loans mature in five years and bear interest at LIBOR plus a margin of 3.25%. The term loans are payable in quarterly installments which start at 1.875% of the initial principal balance with the remainder due upon maturity. The Shield Media term loans are guaranteed by the Company and are secured by liens on substantially all of the assets of the Company, on a pari passu basis with the Media General credit agreement.

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

Fair Value

The following table includes information about the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2014, and December 31, 2013:

	March 31, 2014		December 31, 2013
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Investments
Trading	$334	$334	$281	$281
Liabilities:
Long-term debt:
Media General Credit Agreement	850,000	857,438	885,000	894,956
Shield Media Credit Agreement	31,400	31,400	32,000	32,000

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

Note 5: Taxes on Income

The effective tax rate was 40.1% in the first quarter of 2014 compared to 37.4% in the same quarter of 2013.  The increase was due primarily to merger-related expenses recorded in the first quarter of 2014, a portion of which will not be deductible for tax purposes.  The tax expense in both years was largely non-cash due to the Company’s significant net operating loss carryover for tax purposes.  Current tax expense was approximately $0.1 million and $0.2 million for the three months ended March 31, 2014, and 2013, respectively, and was attributable to state income taxes.

Note 6: Earnings Per Share

The following table sets forth the computation of basic and diluted income per share for the three months ended March 31, 2014, and 2013.

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income attributable to Media General	$5,385			$3,114

Undistributed earnings attributable to participating securities	(41)			-

Basic EPS
Income available to common stockholders	$5,344	88,324	$0.06	$3,114	47,803	$0.07

Effect of dilutive securities: stock options and warrants		407			12,390

Diluted EPS
Income available to common stockholders	$5,344	88,731	$0.06	$3,114	60,193	$0.05

For the three months ended March 31, 2013, there were 60,193,351 total outstanding securities consisting of 47,802,816 shares of common stock and 12,390,535 warrants. The warrants were exercisable on a one-for-one basis for shares of common stock, at any point through December 24, 2024. In November of 2013, these warrants were converted to shares of no par value voting common stock in connection with the merger.

Note 7: Retirement and Postretirement Plans

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

In conjunction with the merger, the Company assumed Legacy Media General’s retirement and postretirement plans as of November 12, 2013. Legacy Media General has a funded, qualified non-contributory defined benefit retirement plan which covers substantially all Legacy Media General employees hired before 2007 and non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage available to certain executives. These retirement plans are frozen. Legacy Media General also has a retiree medical savings account plan which reimburses eligible employees who retire for certain medical expenses. In addition, Legacy Media General has an unfunded plan that provides certain health and life insurance benefits to retired employees who were hired prior to 1992. The Company made a $45 million contribution to the Legacy Media General retirement plan in January 2014 (following a $5 million contribution in December 2013).

The following table provides the components of net periodic benefit cost (income) for the Company’s benefit plans for the first three months of 2014 and 2013:

	Three Months Ended
	Pension Benefits		Other Benefits
(In thousands)	March 31, 2014	March 31, 2013	March 31, 2014
Service cost	$42	$42	$22
Interest cost	5,506	143	261
Expected return on plan assets	(6,671)	(156)	-
Amortization of net loss	-	9	-
Net periodic benefit cost (income)	$(1,123)	$38	$283

Note 8: Stockholders’ Equity

The following table shows the components of the Company’s stockholders’ equity as of and for the three months ended March 31, 2014:

			Accumulated Other		Non-	Total
	Common Stock		Comprehensive	Retained	Controlling	Stockholders'
(In thousands)	Voting	Non-Voting	Income	Earnings	Interest	Equity
Balance at December 31, 2013	$557,754	$12,483	$5,668	$161,076	$(1,744)	$735,237
Net income	-	-	-	5,385	54	5,439
Exercise of stock options	394	-	-	-	-	394
Stock-based compensation	584	-	-	-	-	584
Other	(19)	-	-	-	-	(19)
Balance at March 31, 2014	$558,713	$12,483	$5,668	$166,461	$(1,690)	$741,635

The following table shows the components of the Company’s stockholders’ equity as of and for the three months ended March 31, 2013:

			Accumulated Other		Non-	Total
	Common Stock		Comprehensive	Retained	Controlling	Stockholders'
(In thousands)	Voting	Non-Voting	Loss	Earnings	Interest	Equity
Balance at December 31, 2012	$133,000	$-	$(987)	$154,936	$42	$286,991
Net income (loss)	-	-	-	3,114	(95)	3,019
Balance at March 31, 2013	$133,000	$-	$(987)	$158,050	$(53)	$290,010

Note 9: Other

In March 2014, the Company received just under $1 million of insurance proceeds as settlement for a damaged antenna used by the Company’s television station in Richmond, Virginia. In the first quarter of 2014, the Company wrote down the value of certain held-for-sale real property in Florence, South Carolina, to its estimated fair value less costs to sell of $0.2 million; the Company recorded a loss of $0.2 million. The net gain of $0.8 million resulting from these items is reflected in the gain related to property and equipment, net line on the statements of comprehensive income.

Note 10: Subsequent Events

In May of 2014, the Company closed on the sale of its KRON-TV studio and office building in San Francisco, California to a third party for $26.4 million of gross cash proceeds and anticipates recording a gain in the range of $10 million. The Company has entered into a sublease for studio and office space at KGO-TV in San Francisco and expects to physically move its television operations to the new location in the fourth quarter of 2014. The terms of the sale allow KRON to remain in its current facility through the end of the year. The Company expects to use the net proceeds from the sale to voluntarily repay debt.

In April of 2014, the Company adopted a plan to restructure certain corporate and shared service operations intended to save $10 million in operating costs annually. The Company expects to record severance and other restructuring costs in the range of $5.5 million to $6.5 million over the remainder of the year to implement the plan.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Media General, Inc. is a leading local television broadcasting and digital media company, providing top-rated news, information and entertainment in strong markets across the U.S. The Company owns or operates 31 network-affiliated broadcast television stations (twelve with CBS, nine with NBC, seven with ABC, one with FOX, one with CW and one with MyNetworkTV) and their associated digital media and mobile platforms, in 28 markets. These stations reach approximately 16.5 million, or approximately 14%, of U.S. TV households. Sixteen of the 31 stations are located in the top 75 designated market areas. Media General first entered the local television business in 1955 when it launched WFLA in Tampa, Florida as an NBC affiliate. The Company subsequently expanded its station portfolio through acquisition. In November of 2013, Media General, Inc. (“Legacy Media General”) and New Young Broadcasting Holding Co., Inc. (“Young”) merged, combining Legacy Media General’s 18 stations and Young’s 13 stations.

Although Legacy Media General was the legal acquirer, the transaction was accounted for as a reverse merger whereby Young acquired Legacy Media General for accounting purposes only. As a result, the financial statements reflect only Young’s historical results for the three months ended March 31, 2013.

In March of 2014, the Company entered into a merger agreement with LIN Media LLC (“LIN”). Upon consummation of the merger, the combined company will own or operate 74 stations across 46 markets, reaching approximately 26.5 million, or approximately 23%, of U.S. TV households. The Company expects certain of these stations to be swapped or otherwise divested in order to address regulatory considerations. The combined company will be well diversified across broadcast networks and geographic footprint and will have strong news and digital operations. Its increased size will create significant operating synergies including opportunities to obtain incremental revenues and more favorable syndicated programming arrangements. Moreover, the new entity will have a strong balance sheet and significant free cash flow. As discussed further in the Liquidity and Capital Resources section below, the Company has secured a commitment for long-term financing which is expected to reduce the effective interest rate for the combined company, based on current interest rates. As set forth in the merger agreement, the closing of the transaction is subject to the satisfaction of a number of conditions including, but not limited to, the approval of various matters relating to the transaction by Media General and LIN shareholders, the approval of the Federal Communications Commission, clearance under the Hart-Scott-Rodino antitrust act and certain third party consents. Media General and LIN will convene special shareholder meetings to vote on the transaction. The transaction is expected to close in early 2015.

RESULTS OF OPERATIONS

The Company recorded net income attributable to Media General of $5.4 million ($0.06 per diluted share) in the first three months of 2014, compared to net income attributable to Media General of $3.1 million ($0.05 per diluted share) in the first three months of 2013. Net income attributable to Media General for the first quarter of 2014, included $4.8 million of investment banking, legal, accounting and other professional fees and expenses related to the pending merger with LIN and the merger with Young, a significant portion of which are not deductible for tax purposes. In addition, the Company recorded a net gain of $0.8 million consisting of a $1 million insurance recovery offset by a $0.2 million write-down of held-for-sale real estate.

As discussed earlier, results of operations for the first quarter of 2013 include only the results of Young while the results of operations for the first quarter of 2014 are reflective of the combined company. Legacy Media General provided $89 million of revenue and $8.4 million of operating income for the first quarter of 2014.

REVENUES

The following chart provides a comparison of the Company’s major revenue categories, as reported on the statement of comprehensive income (combined company for 2014 and Young only for 2013), for the three months ended March 31, 2014, and 2013.

	Three Months Ended
(In thousands)	March 31, 2014	March 31, 2013	Percent Change
Local (gross)	$76,378	$30,513	150%
National (gross)	34,115	12,914	164%
Political (gross)	4,435	372	1,092%
Retransmission (gross)	33,961	9,338	264%
Digital (gross)	5,402	1,641	229%
Barter and other revenue (gross)	7,698	2,506	207%

Agency commissions	(18,071)	(7,239)	150%

Net operating revenue	$143,918	$50,045	188%

The above chart compares the revenue generated by the combined company’s 31 stations during the three months ended March 31, 2014, to revenue generated by Young’s 13 stations during the three months ended March 31, 2013.

Non-GAAP Revenue Comparison

To allow investors to compare the revenue generated by the combined company’s 31 stations during the three months ended March 31, 2014, to revenue generated by those stations in the aggregate during the three months ended March 31, 2013, the Company has also provided a non-GAAP comparison of the adjusted net operating revenue for the combined company for the three months ended March 31, 2013, along with the quarter-to-quarter percentage change. These combined company numbers presented for the three months ended March 31, 2013, were derived by adding Legacy Media General’s revenues for the three months ended March 31, 2013, to the revenues reported above for the same period without further adjustment. The Company provides these non-GAAP financial results for the combined company because the Company believes these metrics will better allow investors, financial analysts and others to evaluate year-over-year changes in the financial results of the Company’s existing stations. Legacy Media General contributes more than half of the television stations and revenues of the combined company.

	Three Months Ended
(In thousands)	March 31, 2014	March 31, 2013	Percent Change
Local (gross)	$76,378	$72,127	5.9%
National (gross)	34,115	33,523	1.8%
Political (gross)	4,435	879	404.6%
Retransmission (gross)	33,961	22,840	48.7%
Digital (gross)	5,402	4,063	33.0%
Barter and other revenue (gross)	7,698	7,684	0.2%

Agency commissions	(18,071)	(17,132)	5.5%

Net operating revenue, as adjusted	$143,918	$123,984	16.1%

Core local and national advertising revenue for the combined company was up 4.6% as the Company’s nine NBC stations benefitted from the Winter Olympics in Sochi. The combined company’s aggregate Winter Olympics revenue was $11.6 million in the first quarter of 2014 (a nearly 50% increase in combined company Winter Olympics revenue from 2010). Political revenue for the combined company was $4.4 million for the first quarter of 2014, and was bolstered by a competitive race in Florida’s 13th congressional district, near Tampa along with gubernatorial races in several states. Retransmission and digital revenue continued their strong growth trends, increasing by 49% and 33%, respectively.

OPERATING COSTS

Operating costs as reported on the consolidated statements of comprehensive income increased from $43 million for the first three months of 2013 to $125 million for the first three months of 2014 due overwhelmingly to the addition of Legacy Media General’s operating costs and merger-related expenses, as previously described. On a combined company basis, operating costs increased from $111 million to $125 million due in large part to merger-related expenses and increased depreciation and amortization. Combined company station expenses, excluding depreciation and amortization, also increased by $7.2 million. As a result of higher retransmission revenues, there were additional fees for reverse compensation paid to networks. Station expenses were also higher due to merit increases and audience research costs.

Corporate and other expenses as reported on the consolidated statements of comprehensive income increased by $4.2 million in the three months ended March 31, 2014, due to the addition of Legacy Media General’s corporate infrastructure. The increase was mitigated by the absence of certain Young corporate expenses, $0.8 million of net periodic income relating to Legacy Media General’s retirement and postretirement plans and a $0.6 million reduction in stock-based compensation reflecting a decrease in the Company’s stock price.

Depreciation and amortization expense as reported on the consolidated statements of comprehensive income was $16.2 million in the three months ended March 31, 2014, compared to $4.5 million in the corresponding period of the prior year. The increase reflects the presence of the Legacy Media General assets including $214 million of definite-lived intangible assets and $183 million of property and equipment recorded at fair value in purchase accounting.

INTEREST EXPENSE

Interest expense in the first quarter of 2014 was nearly five times interest expense in the corresponding period of 2013 due to the assumption of Legacy Media General’s debt. However, the Company’s effective interest rate decreased from 5.4% (based on $160 million of average outstanding debt) to 4.4% (based on $917 million of average outstanding debt) due to the November 2013 refinancing described in the Liquidity and Capital Resources section below.

In March of 2014, the Company repaid $35 million of principal on the Media General term loan (and $0.6 million on the Shield loans). The Company was only required to make aggregate principal payments of $2.8 million during the first quarter.

INCOME TAXES

The effective tax rate was 40.1% in the first quarter of 2014 compared to 37.4% in the same quarter of 2013.  The increase was due primarily to merger-related expenses recorded in the first quarter of 2014, a portion of which will not be deductible for tax purposes.  The tax expense in both years was largely non-cash due to the Company’s significant net operating loss carryover for tax purposes.  Current tax expense was approximately $0.1 million and $0.2 million for the three months ended March 31, 2014, and 2013, respectively, and is attributable to state income taxes.

OTHER

The Company has certain plans in place, primarily the Directors’ Deferred Compensation Plan, the Supplemental 401(k) Plan, and certain executive retention arrangements, which are designed to align the interests of the participants with those of the shareholders. The Directors’ Deferred Compensation Plan was amended in April 2014 so that future awards will only be payable in shares of common stock. Additionally, existing directors waived their right to receive cash for past awards. This effectively eliminates variable accounting for awards under the Directors' Deferred Compensation Plan. Under the Supplemental 401(k) Plan and certain executive retention arrangements, future fluctuations in the Company’s stock price could have a significant effect on the amount of expense recognized. Each $1 change in the Company’s stock price as of March 31, 2014, would have affected the Company’s corporate and other expenses by approximately $0.1 million.

The Company also maintains a Deferred Compensation Plan for certain employees. Unlike a 401(k) plan, this obligation resides with the Company, and earnings are credited to each participant’s account based on the performance of participant-directed hypothetical equity and bond funds rather than actual investment activity. Historically, the Company directed investments associated with its company-owned life insurance policies to mirror investments used to determine the liability under the Deferred Compensation Plan. However, when amounts are borrowed under the company-owned life insurance policies, the Company is exposed to the market volatility related to its Deferred Compensation Plan liability. A 10% change in the value of the investments used to determine the Deferred Compensation Plan liability as of quarter-end would have raised or lowered the liability and corporate and other expenses by approximately $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash flow from operations, but it also has access to a $60 million revolving credit facility and cash on its balance sheet. The Company had a $60 million revolving credit agreement (with no outstanding balance) and $14 million of cash on its balance sheet as of March 31, 2014. The merger transaction has enhanced the Company’s ability to generate cash, particularly in even-numbered years when Political and Olympic revenues are most prominent.

The Company used $22 million of cash from operating activities in the three months ended March 31, 2014, because it made $46 million of contributions to its retirement plans. This compared to $6.3 million of net cash provided by operating activities in the year-ago period. While retirement plan contributions and changes in balance sheet accounts such as trade accounts payable, accrued expenses and other liabilities (including payment of accrued interest) and accounts receivable can and did have an impact on the cash flows from operating activities, as shown on the Consolidated Statements of Cash Flows, the key component is the Company’s underlying operating performance of its stations.

The Company internally, and analysts in the Broadcast industry, use Broadcast Cash Flow (BCF) as a key performance measure for the Company’s stations. BCF is defined as operating income plus corporate and other expenses, depreciation and amortization, net gains related to property and equipment, program license rights amortization less payments for program license rights and merger-related expenses. As shown below, and reflecting Legacy Media General stations in the current year, BCF increased from $13.9 million to $46 million in the first quarter of 2014.

	Three Months Ending
(in thousands)	March 31, 2014	March 31, 2013

Operating income	$19,254	$7,062
Add:
Corporate and other expenses	6,578	2,361
Depreciation and amortization	16,195	4,491
Gain related to property and equipment, net	(771)	---
Program license rights, net	(143)	---
Merger-related expenses	4,752	---
Broadcast cash flow	$45,865	$13,914

Net operating revenue	$143,918	$50,045

Broadcast cash flow margin	32%	28%

The Company used cash for its investing activities of $0.6 million during the first three months of 2014 as capital expenditures were offset by the refund of a collateral deposit related to letters of credit and the receipt of insurance proceeds related to a damaged antenna. The Company used cash of $14.3 million to acquire the assets of WLAJ and spent $3 million on capital projects in the first quarter of 2013.

The $35 million of cash used by financing activities in the three months ended March 31, 2014, primarily resulted from principal payments of $35 million on the Media General term loan and $0.6 million on the Shield Media term loans. In the year ago period, the Company borrowed $10 million to finance the WLAJ acquisition (and spent $0.3 million on debt issuance costs associated with the financing) and repaid $4.3 million on its senior credit facility. These transactions combined to yield net cash flow from financing activities of $5.3 million.

Debt Agreements

At March 31, 2014, the Company had the following debt facilities (presented with maturity dates). All of this debt arose as part of a refinancing consummated immediately following the merger on November 12, 2013.

Media General Term Loan (7/31/2020)	$850 million	LIBOR + 3.25% with a 1% LIBOR floor

Media General Revolver (7/31/2018)	$60 million available	LIBOR + 2.75%; 0.5% commitment fee
None drawn

Shield Media Term Loans (7/31/2018)	$31.4 million	LIBOR + 3.25%

The loans described above were used to repay all debt outstanding for both Legacy Media General and Young at the time of the merger. Additionally, the Company used the funds to pay accrued interest on the loans, fees related to the debt being issued, fees related to the transaction and for pension plan contributions in December 2013 and January 2014. As the loans that were repaid were at much higher interest rates, the Company’s annual cash interest commitment was reduced by approximately $36 million based on rates in effect at the time of the transactions.

Because the Company repaid $35 million of principal on the Media General term loan in the first quarter of 2014 ($32.8 million of which can be applied to future required amortization), the current portion of long-term debt represents principal payments of $2.4 million on the Shield Media term loans that are due in the coming year. The Media General loans are guaranteed by its subsidiaries, and the Company has pledged substantially all of its assets as collateral for the loans. The Shield Media loans are guaranteed by the Company, and the Company has pledged substantially all of its assets as collateral for the loans, on a pari passu basis with the Media General credit agreement.

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

In April of 2014, the Company entered into an amendment to its credit agreement. The terms of the amendment become effective upon successful completion of the merger with LIN. The amendment permits the Company to obtain additional financing consistent with a commitment letter from RBC amended and restated in April 2014. The commitment letter provides for an aggregate $1.6 billion senior secured credit facility, consisting of an incremental $90 million revolving credit facility and incremental term loans in an aggregate principal amount of $1.5 billion, the proceeds of which will be used to pay the cash consideration in the LIN merger, fees and expenses in connection with the merger and to refinance certain existing indebtedness of LIN. In addition to permitting the incremental financing, the amendment to the credit agreement modifies the leverage ratio covenant requirements as well certain other covenants and transaction restrictions, as defined in the agreement. The Company paid a $1.3 million non-refundable amendment fee to the participating lenders in April of 2014.

OUTLOOK

As demonstrated by the Company’s strong operating performance in the first quarter of 2014, the combination of Legacy Media General and Young is well on its way to delivering the benefits that were anticipated when the merger was announced. Financing synergies and increased cash flow generation enabled the Company to pay down debt ahead of schedule and contribute $50 million to Legacy Media General’s retirement plan (including $5 million contributed in the fourth quarter of 2013). The Company’s leverage is now among the lowest in the industry. The Company has already capitalized on the Winter Olympics on its NBC stations and March Madness on its CBS stations and looks forward to strong spending in political races across the country. The Company operates in the battleground states of Iowa, Florida, Michigan, North Carolina, Ohio, Virginia and Wisconsin. The Company expects to benefit from contested Senate races in eight states, from contested gubernatorial races in seven states and from a number of contested races for seats in the U.S. House of Representatives.

The 2013 merger with Young has also allowed Media General to become an acquirer in the ongoing consolidation of the broadcast television industry. The announced combination of Media General and LIN will more than double the size of the Company and create the second largest pure-play local television company in the United States based on 2012/2013 average Adjusted EBITDA. The combined company will have a strong balance sheet and the ability to generate stronger cash flows than either company could achieve on their own. The Company has a financing commitment in place which it anticipates will lower the effective interest rate for the combined company. The merger with LIN Media is expected to be completed in early 2015, subject to regulatory approvals, the approval of both company’s shareholders and other customary closing conditions.

Non-GAAP Financial Metrics

As described previously on pages 17-18, the Company has presented net operating revenues, as adjusted, for the three months ended March 31, 2013.  A reconciliation of these non-GAAP financial metrics to net operating revenue as reported on the consolidated statements of operations is provided below. The purpose of the adjustments column is to include Legacy Media General revenues for the three months ended March 31, 2013.

	Three Months Ended March 31, 2013
(In thousands)	As Reported	Adjustments	As Adjusted
Local (gross)	$30,513	$41,614	$72,127
National (gross)	12,914	20,609	33,523
Political (gross)	372	507	879
Retransmission (gross)	9,338	13,502	22,840
Digital (gross)	1,641	2,422	4,063
Barter and other revenue (gross)	2,506	5,178	7,684

Agency commissions	(7,239)	(9,893)	(17,132)

Net operating revenue, as adjusted	$50,045	$73,939	$123,984

* * * * * * * *

Certain statements in this quarterly report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to accounting estimates and assumptions, expectations regarding the pending merger, regulatory approvals and approval by shareholders, interest rates, the impact of technological advances including consumer acceptance of mobile television and expectations regarding the effects of retransmission fees, network affiliate fees, pension and postretirement plans, capital spending, general advertising levels and political advertising levels, the effects of changes to FCC regulations and FCC approval of license applications. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “plans,” “may” and similar words, including “outlook”, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements. The reader should understand that it is not possible to foresee or identify all risk factors. Consequently, any such list should not be considered a complete statement of all potential risks or uncertainties.

Various important factors could cause actual results to differ materially from the Company’s forward looking statements, estimates or projections including, without limitation:  failure to complete the merger transaction, the economic climate for debt refinancing, regulatory approvals, changes in advertising demand, changes to pending accounting standards, changes in consumer preferences for programming and delivery method, changes in relationships with broadcast networks, changes in relationships with cable and satellite providers, the performance of pension plan assets, health care cost trends, regulatory rulings including those related to ERISA and income tax law, natural disasters, the effects of retransmission agreements and integration efforts on the Company’s results of operations and its financial condition. Actual results may differ materially from those suggested by forward-looking statements for a number of reasons including those described in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.          Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2013, provides disclosures about market risk. As of March 31, 2014, there have been no material changes in the Company’s market risk from December 31, 2013.

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2014. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

Change in Internal Control Over Financial Reporting

The merger of Legacy Media General and Young was completed on November 12, 2013, and represented a change in internal control over financial reporting. The Company is in the process of evaluating and adapting its existing controls and procedures as part of its ongoing integration activities following the merger transaction. The Company began reporting from one accounting system in the first quarter of 2014.

PART II.     OTHER INFORMATION

Item 6.          Exhibits

(a)	Exhibits

	31.1	Section 302 Chief Executive Officer Certification

	31.2	Section 302 Chief Financial Officer Certification

	32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

101

The following financial information from the Media General, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL includes: (i) Consolidated Condensed Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31, 2014 and March 31, 2013, (iii) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013, and (iv) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

DATE: May 12, 2014	/s/ George L. Mahoney
George L. Mahoney
President and Chief Executive Officer

DATE: May 12, 2014	/s/ James F. Woodward
James F. Woodward
Senior Vice President, Chief Financial Officer