Form 10-Q
period 2014-06-30
MEDIA GENERAL INC
filed 2014-08-08
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number:1-6383

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

Larger accelerated filer	Accelerated filer X
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                     No          X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2014.

Voting Common shares (no par value):	88,063,271
Non-Voting Common shares (no par value):	689,337

MEDIA GENERAL, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2014

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets – June 30, 2014 and December 31, 2013	1

		Consolidated Condensed Statements of Comprehensive Income – Three and six months ended June 30, 2014 and June 30, 2013	3

		Consolidated Condensed Statements of Cash Flows –Six months ended June 30, 2014 and June 30, 2013	4

		Notes to Consolidated Condensed Financial Statements	5

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	26

	Item 4.	Controls and Procedures	26

Part II.	Other Information

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

	Item 6.	Exhibits	27

		(a) Exhibits

Signatures			28

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Media General, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited, In thousands, except shares)

ASSETS

	June 30,	December 31,
	2014	2013
Current assets:
Cash and cash equivalents	$18,166	$71,618
Trade accounts receivable (less allowance for doubtful accounts 2014 - $2,694; 2013 - $2,772)	108,744	110,283
Current deferred tax asset	9,989	7,506
Prepaid expenses and other current assets	12,653	13,889
Total current assets	149,552	203,296

Property and equipment, net	273,910	285,467
Deferred tax asset, long-term	31,338	42,711
Other assets, net	45,129	35,477
Definite lived intangible assets, net	226,977	239,642
Broadcast licenses	573,300	573,300
Goodwill	541,475	541,475
Total assets (a)	$1,841,681	$1,921,368

See accompanying notes.

(a) Consolidated assets as of June 30, 2014 and December 31, 2013, include total assets of variable interest entities (VIEs) of $38.8 million and $41.1 million, respectively, which can only be used to settle the obligations of the VIEs. See Note 1.

Media General, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited, In thousands, except shares)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2014	2013
Current liabilities:
Trade accounts payable	$16,791	$11,783
Accrued salaries and wages	13,754	14,183
Deferred proceeds related to sale of property	24,535	-
Other accrued expenses and other current liabilities	39,473	42,656
Current installments of long-term debt	2,400	11,217
Current installments of obligation under capital leases	151	153
Total current liabilities	97,104	79,992

Long-term debt	849,400	905,783
Obligations under capital leases, excluding current installments	1,098	1,156
Retirement and postretirement plans	105,648	155,309
Other liabilities	31,225	43,891
Total liabilities (b)	1,084,475	1,186,131

Commitments and contingencies

Stockholders' equity:
Preferred stock (no par value):
authorized 50,000,000 shares; none outstanding	-	-
Common stock (no par value):
Voting common stock, authorized 400,000,000 shares; issued 88,063,271, and 87,695,495	569,494	557,754
Non-voting common stock, authorized 400,000,000 shares; issued 689,337, and 828,885	10,381	12,483
Accumulated other comprehensive income	5,668	5,668
Retained earnings	173,247	161,076
Total stockholders' equity attributable to Media General	758,790	736,981
Noncontrolling interests	(1,584)	(1,744)
Total stockholders' equity	757,206	735,237
Total liabilities and stockholders' equity	$1,841,681	$1,921,368

See accompanying notes.

(b) Consolidated liabilities as of June 30, 2014, and December 31, 2013, include total liabilities of VIEs of $9.2 million and $10.6 million, respectively, for which the creditors of the VIEs have no recourse to the Company. See Note 1.

Media General, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Net operating revenue	$154,111	$55,782	$298,029	$105,827
Operating costs:
Operating expenses, excluding depreciation expense	50,818	19,575	101,433	38,787
Selling, general and administrative expenses	41,930	14,283	84,262	28,747
Amortization of program license rights	4,947	2,527	9,910	4,982
Corporate and other expenses	7,633	2,220	14,211	4,581
Depreciation and amortization	16,440	4,644	32,635	9,135
Loss (gain) related to property and equipment, net	992	(43)	221	(43)
Merger-related expenses	4,825	4,387	9,577	4,387
Corporate severance expense	4,489	4	4,489	4
Total operating costs	132,074	47,597	256,738	90,580
Operating income	22,037	8,185	41,291	15,247
Other expense:
Interest expense	(9,616)	(2,080)	(19,606)	(4,220)
Debt modification and extinguishment costs	(85)	-	(183)	-
Other, net	85	21	-	(80)
Total other expense	(9,616)	(2,059)	(19,789)	(4,300)

Income before income taxes	12,421	6,126	21,502	10,947
Income tax expense	(5,529)	(2,679)	(9,171)	(4,481)
Net income	6,892	3,447	12,331	6,466

Net income (loss) attributable to noncontrolling interests (included above)	106	(259)	160	(354)
Net income attributable to Media General	$6,786	$3,706	$12,171	$6,820

Other comprehensive income	-	-	-	-
Total comprehensive income	$6,892	$3,447	$12,331	$6,466

Other comprehensive income attributable to noncontrolling interest	-	-	-	-
Total comprehensive income attributable to Media General	$6,786	$3,706	$12,171	$6,820

Earnings per common share (basic and diluted):
Net earnings per common share (basic)	$0.08	$0.08	$0.14	$0.14
Net earnings per common share (assuming dilution)	$0.08	$0.06	$0.14	$0.11

See accompanying notes.

Media General, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, In thousands)

	Six Months Ended
	June 30,	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$12,331	$6,466
Adjustments to reconcile net income:
Deferred income tax expense	8,890	4,109
Depreciation and amortization	32,635	9,135
Provision for doubtful accounts	588	296
Amortization of program license rights	9,910	4,982
Non-cash interest expense	243	391
Loss (gain) related to property and equipment, net	221	(43)
Stock-based compensation	171	-
Debt modification and extinguishment costs	183	-
Change in assets and liabilities:
Program license rights, net of liabilities	(10,199)	(5,419)
Trade accounts receivable	951	(6,559)
Company owned life insurance (cash surrender value less policy loans including repayments)	(1,309)	-
Trade accounts payable, accrued expenses and other liabilities	453	(295)
Contributions to retirement plans	(47,480)	(384)
Other, net	(4,769)	3,656
Net cash provided by operating activities	2,819	16,335
Cash flows from investing activities:
Capital expenditures	(8,372)	(5,928)
Payment/deposit for acquisition of station assets	(8,340)	(14,323)
Collateral refunds related to letters of credit	980	-
Deferred proceeds related to sale of property	24,535	-
Proceeds related to property and equipment, net	1,072	79
Net cash provided (used) by investing activities	9,875	(20,172)
Cash flows from financing activities:
Principal borrowings under revolving credit facility	10,000	-
Repayment of borrowings under revolving credit facility	(10,000)	-
Repayment of borrowings under Media General Credit Agreement	(64,000)	-
Repayment of borrowings under Shield Media Credit Agreement	(1,200)	-
Principal borrowings under WLAJ-TV LLC Term Loan	-	10,000
Repayment of borrowings under Senior Credit Facility	-	(8,600)
Debt issuance costs	(1,320)	(289)
Other, net	374	(121)
Net cash (used) provided by financing activities	(66,146)	990
Net decrease in cash and cash equivalents	(53,452)	(2,847)
Cash and cash equivalents at beginning of period	71,618	24,244
Cash and cash equivalents at end of period	$18,166	$21,397

Cash paid for interest	$20,871	$3,589

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

On November 12, 2013, Media General, Inc. (“Legacy Media General”), and New Young Broadcasting Holding Co., Inc. (“Young”) were combined in a tax-free, all-stock merger transaction. The combined company (“Media General” or the “Company”) retained the Media General name and is headquartered in Richmond, Virginia. The merger was accounted for as a reverse acquisition in accordance with FASB Accounting Standards Codification Topic 805, Business Combinations. For financial reporting purposes, Young was the acquirer and the continuing reporting entity. Consequently, the consolidated financial statements of Media General, the legal acquirer and a continuing public corporation in the transaction, have been prepared with Young as the surviving entity. Accordingly, the consolidated financial statements reflect the results of operations and cash flows for only Young for the three and six months ended June 30, 2013.

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

Certain prior-year balances have been reclassified to conform to the presentation adopted in the current fiscal year.

On November 12, 2013, each outstanding share of Young common stock and each issued and outstanding warrant to purchase Young common stock was converted into the right to receive 730.6171 shares of no par value voting common stock. Shares of common stock (and the associated price-per-share) for periods prior to November 12, 2013, have been restated to reflect the applicable number of shares of no par value voting common stock. Warrants for prior periods have been restated to reflect the right to receive the applicable number of shares of no par value voting common stock. Earnings per share and share information presented in the consolidated financial statements for the three and six months ended June 30, 2013, include Young’s common shares and share equivalents multiplied by the exchange ratio: 730.6171 shares of Media General for each share and share equivalent of Young. For the three and six months ended June 30, 2014, common shares and share equivalents are presented for the combined company.

Note 2: Mergers and Acquisitions

Pending Merger with LIN Media LLC

In March of 2014, the Company and LIN Media LLC (“LIN”) announced an agreement to combine the two companies under a newly formed holding company to be named Media General and headquartered in Richmond, Virginia. Under the merger agreement, LIN shareholders are to receive consideration of cash ($763 million in the aggregate) and shares of voting common stock (approximately 50.5 million shares in the aggregate). In addition, each outstanding share of voting common stock and non-voting common stock of Media General will be converted into one share of voting common stock or non-voting common stock of the new holding company. Together, the Company and LIN own or operate 74 stations across 46 markets. As described further below, station divestitures in certain markets will be required in order to address regulatory considerations. The transaction has been approved by both the Media General Board of Directors and the LIN Board of Directors. As set forth in the merger agreement, the closing of the transaction is subject to the satisfaction of a number of conditions including, but not limited to, the approval of various matters relating to the transaction by Media General and LIN shareholders, the approval of the Federal Communications Commission (“FCC”), clearance under the Hart-Scott-Rodino Antitrust Improvements Act and certain third party consents. Media General and LIN will convene special shareholder meetings on August 20, 2014, to vote on the transaction. The transaction is expected to close in early 2015. The Company incurred $3.3 million and $6.8 million of investment banking, legal and accounting fees and expenses in the three and six months ended June 30, 2014, respectively, related to the pending merger with LIN.

Media General and LIN will be required to swap or otherwise divest certain television stations in certain markets as part of the process of obtaining regulatory approvals for the transaction. Such markets include the Birmingham, AL; Green Bay, WI; Mobile, AL; Providence, RI; and Savannah, GA markets, in which Media General and LIN both own television stations. Media General and LIN have not yet determined which stations in these markets will be divested, or whether such stations will be swapped or sold for cash.

The Company may replace, in whole or in part, the divested revenues and cash flow in these markets by agreeing to swap one or more stations owned by Media General and/or LIN with one or more stations owned by other broadcast companies. Discussions with counterparties are ongoing but no agreements have been consummated. Any such swaps may be consummated directly with the counterparty or may be structured in multiple transactions and qualify as “like-kind exchanges” under Section 1031 of the Internal Revenue Code. The Company may also divest one or more stations in these markets by selling such stations for cash, the proceeds from which likely would be used for general corporate purposes, including reducing indebtedness.

Pending Acquisition of WHTM-TV

In June of 2014, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Sinclair Television Group, Inc. (“Sinclair”), a wholly owned subsidiary of Sinclair Broadcast Group, Inc. Under the terms of the Purchase Agreement, the Company has agreed to purchase the assets of WHTM-TV, a television station located in Harrisburg, Pennsylvania that is currently owned by Allbritton Communications (“Allbritton”), from Sinclair for approximately $83.4 million in cash. The completion of the transaction under the Purchase Agreement is subject to customary closing conditions for transactions of this type, including regulatory approvals, and is also subject to the closing of Sinclair’s separate transaction with Allbritton. Upon entering into the Purchase Agreement, the Company placed $8.3 million in escrow pending completion of the acquisition, which was recorded in other assets on the consolidated condensed balance sheet as of June 30, 2014.

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

The amount allocated to definite-lived intangible assets represents the estimated fair values of network affiliations of $154.7 million, advertiser relationships of $58 million and favorable lease assets of $1.4 million. These intangible assets will be amortized over their weighted-average estimated remaining useful lives of 15 years for network affiliations, seven years for the advertiser relationships and 10 years for favorable lease assets. Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.

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

The Company incurred $1.5 million and $2.8 million of legal, accounting and other professional fees and expenses in the three and six months ended June 30, 2014, respectively, related to the Legacy Media General merger. The expenses incurred in the second quarter were primarily attributable to the secondary offering described in Note 8. The Company incurred $4.4 million of legal, accounting and other professional fees and expenses in both the three and six months ended June 30, 2013, related to the Legacy Media General merger.

Net operating revenues of Legacy Media General included in the consolidated statements of comprehensive income, were $94 million and $183 million, respectively, for the three and six months ended June 30, 2014. Operating income of Legacy Media General included in the consolidated statements of comprehensive income, was $5.7 million and $14.1 million, respectively, for the same periods.

The following table sets forth unaudited pro forma results of operations for the three and six months ended June 30, 2013, assuming that the Legacy Media General merger, the consolidation of the Shield Media entities described in Note 3 and the refinancing described in Note 4, occurred as of January 1, 2012:

	Three Months	Six Months
	Ended	Ended
(In thousands, except per share amounts)	June 30, 2013	June 30, 2013
Net operating revenue	$137,802	$262,141
Income from continuing operations	5,199	3,304
Income from continuing operations attributable to Media General	5,277	3,271

Income from continuing operations per share - basic and assuming dilution	0.06	0.04

The pro forma financial information presented above is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what the combined company’s results would have been had the transactions occurred as of January 1, 2012. The pro forma amounts include adjustments to depreciation and amortization expense due to the increased value assigned to property and equipment and intangible assets, adjustments to stock-based compensation expense due to the revaluation of stock options and performance accelerated restricted stock and the issuance of deferred stock units to certain executive officers, adjustments to interest expense to reflect the refinancing of the Company’s debt and the related tax effects of the adjustments. Pro forma results for the three and six months ended June 30, 2013, exclude merger-related expenses for the combined company of $11.6 million ($7.2 million of which was incurred by Legacy Media General).

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

The Company has options to acquire the Shield Stations at any time, subject to FCC consent, until the expiration of the applicable JSA. The FCC requires that the station licensee maintain independent control over the programming and operations of the station until an assignment of the station license has been approved by the FCC and consummated. In addition, the Company has entered into agreements with the Shield Stations to provide a variety of services, including: the sale of advertising time, marketing and promotion, news production, assistance with monitoring, maintenance, repair and replacement of the licensee’s technical equipment and facilities, providing traffic, accounting, bookkeeping and related administrative functions, access to the Company’s local towers, equipment and facilities and the maintenance and operation of websites for the Shield Stations. Although the licensee retains exclusive management and control over the stations’ programming, personnel and finances, including the total responsibility for all programming to be broadcast over the station, the Company believes that the services provided pursuant to the sales and shared service agreements provide the Company with contractual rights involving those activities of WXXA and WLAJ that most significantly impact the economic performance of each entity. In both the Albany and Lansing markets, the Company owns and operates another station. The agreements provide the Company’s local stations, along with WXXA and WLAJ, the ability to achieve operational efficiencies and economies of scale which improve cash flow.

An order that the FCC adopted in March of 2014, will require changes to the Company’s arrangements with the Shield Stations. In that order, the FCC concluded that JSAs should be “attributable” for purposes of the media ownership rules if they permit a television licensee to sell more than 15% of the commercial inventory of a television station owned by a third party in the same market. Stations with JSAs that would put them in violation of the new rules will have two years from the date on which the rules became effective (June 19, 2014) to amend or terminate those arrangements or to obtain a waiver of the rule. Accordingly, absent further developments or the grant of a waiver, the Company will be required to modify or terminate its existing JSAs within such two-year period.

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

The results of operations for the six months ended June 30, 2013, include the results of WLAJ since March 1, 2013. Net operating revenues of WLAJ included in the consolidated statements of comprehensive income, were $1.5 million and $2.8 million, respectively, for the three and six months ended June 30, 2014; operating income was $0.1 million and $0.3 million, respectively, for the same periods. Net operating revenues of WLAJ included in the consolidated statements of comprehensive income, were $1.2 million and $1.5 million, respectively, for the three and six months ended June 30, 2013; operating income was $0.1 million for both the quarter and year to date periods.

As indicated above, the Company also provides certain sales, operational and administrative services to WXXA under the JSA and SSA which have remaining terms of seven years, and may be automatically renewed for successive two year renewal terms. Net operating revenues of WXXA included in the consolidated statements of comprehensive income, were $3.1 million and $6.1 million, respectively, for the three and six months ended June 30, 2014; operating income was $0.2 million and $0.4 million, respectively, for the same periods. Net operating revenues of WXXA included in the consolidated statements of comprehensive income, were $2.7 million and $5.3 million, respectively, for the three and six months ended June 30, 2013; operating income was $0.2 million and $0.4 million, respectively, for the same periods.

The carrying amounts and classification of the assets and liabilities of the Shield Stations which have been included in the consolidated balance sheets as of June 30, 2014, and December 31, 2013 were as follows:

	June 30,	December 31,
(In thousands)	2014	2013
Assets
Current assets
Cash and cash equivalents	$2,310	$4,110
Trade accounts receivable (less allowance for doubtful accounts 2014 - $119; 2013 - $105)	3,596	3,831
Prepaid expenses and other current assets	552	671
Total current assets	6,458	8,612
Property and equipment, net	2,196	2,996
Other assets, net	1,350	697
Definite lived intangible assets, net	3,247	3,400
Broadcast licenses	22,400	22,400
Goodwill	2,730	2,730
Total assets	$38,381	$40,835
Liabilities
Current liabilities
Trade accounts payable	$872	$-
Other accrued expenses and other current liabilities	1,929	2,180
Current installments of long-term debt	2,400	2,400
Total current liabilities	5,201	4,580
Long-term debt	28,400	29,600
Other liabilities	6,364	8,399
Total liabilities	$39,965	$42,579

Note 4: Debt and Other Financial Instruments

Long-term debt at June 30, 2014, and December 31, 2013, was as follows:

(In thousands)	2014	2013

Media General Credit Agreement	$821,000	$885,000
Shield Media Credit Agreement	30,800	32,000
Total debt	851,800	917,000

Less: scheduled current maturities	(2,400)	(11,217)

Long-term debt excluding current maturities	$849,400	$905,783

Media General Credit Agreement

In July of 2013, Legacy Media General entered into a credit agreement with a syndicate of lenders which provided the Company with an $885 million term loan and a $60 million revolving credit facility. Following consummation of the Legacy Media General merger transaction, the Company fully borrowed the term loan and repaid the existing debt of Legacy Media General and Young. The term loan matures in seven years and bears interest at LIBOR (with a LIBOR floor of 1%) plus a margin of 3.25%. The margin could decrease to 3% based on the Company’s leverage ratio, as defined in the agreement. The revolving credit facility has a term of five years and bears interest at LIBOR plus a margin of 2.75% and is subject to a 0.5% commitment fee. The credit agreement is guaranteed by the Company and its subsidiaries and is secured by liens on substantially all of the assets of the Company. The credit agreement contains a leverage ratio covenant, which involves debt levels and a rolling eight-quarter calculation of EBITDA, as defined in the agreement. Additionally, the agreement contains restrictions on certain transactions including the incurrence of additional debt, capital leases, investments, additional acquisitions, asset sales and restricted payments (including dividends and share repurchases) as defined in the agreement.

The Company repaid $29 million and $64 million of principal on the term loan in the three and six months ended June 30, 2014, respectively. The early repayment of debt resulted in debt modification and extinguishment costs of $0.1 million and $0.2 million in the three and six months ended June 30, 2014, respectively, due to the accelerated recognition of deferred debt-related items.

In April of 2014, the Company entered into an amendment to its credit agreement. The terms of the amendment will become effective upon the successful completion of the merger with LIN. The amendment permits the Company to obtain additional financing consistent with a commitment letter from Royal Bank of Canada (“RBC”) amended and restated in April 2014. The commitment letter provides for an aggregate $1.6 billion senior secured credit facility, consisting of an incremental $90 million revolving credit facility and incremental term loans in an aggregate principal amount of $1.5 billion, the proceeds of which will be used to pay the cash consideration in the LIN merger, to pay fees and expenses in connection with the merger and to refinance certain existing indebtedness of LIN. In addition to permitting the incremental financing, the amendment to the credit agreement modifies the leverage ratio covenant requirements as well certain other covenants and transaction restrictions, as defined in the agreement. The Company paid a $1.3 million non-refundable amendment fee to the participating lenders in April of 2014 which was recorded in other assets on the consolidated condensed balance sheet.

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

The Shield Media loans have a fixed charge coverage ratio (a ratio of fixed charges (interest, debt payments, capital expenditures and taxes) to EBITDA, calculated on a rolling eight-quarter basis, as defined in the agreement). The agreement also has restrictions on transactions similar in nature to those in the Media General credit agreement, but scaled to Shield Media’s smaller size.  Additionally, the agreement has more specific covenants regarding the operation of the Shield Media business and requires that each Shield Media holding company that controls a Shield Media station limit its activities to performance of its obligations under the Shield Media credit documents, and activities incidental thereto, including owning a Shield Media station and the performance of its obligations under and activities related to the shared services agreement. Both the Media General and Shield Media credit agreements contain cross-default provisions.

Fair Value

The following table includes information about the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2014, and December 31, 2013:

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets:
Investments
Trading	$391	$391	$281	$281
Liabilities:
Long-term debt:
Media General Credit Agreement	821,000	824,079	885,000	894,956
Shield Media Credit Agreement	30,800	30,800	32,000	32,000

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

Note 5: Taxes on Income

The effective tax rate was 44.5% in the second quarter of 2014 as compared to 43.7% in the second quarter of 2013 and 42.7% in the first six months of 2014 as compared 40.9% in the equivalent prior-year period.  The increase in both periods was due primarily to increased merger-related expenses, a significant portion of which will not be deductible for tax purposes.  The tax expense in both years was predominantly non-cash due to the Company’s interim net loss for tax purposes and significant net operating loss carryover.  Current tax expense was approximately $0.2 million in the second quarter of each year and was approximately $0.3 million and $0.4 million in the first six months of 2014, and 2013, respectively; it was attributable to state income taxes.

Note 6: Earnings Per Share

The following table sets forth the computation of basic and diluted income per share for the three and six months ended June 30, 2014, and 2013.

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
(In thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income attributable to Media General	$6,786			$3,706

Undistributed earnings attributable to participating securities	(43)			-

Basic EPS
Income available to common stockholders	$6,743	88,473	$0.08	$3,706	47,803	$0.08

Effect of dilutive securities: stock options and warrants		519			12,390

Diluted EPS
Income available to common stockholders	$6,743	88,992	$0.08	$3,706	60,193	$0.06

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
(In thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income attributable to Media General	$12,171			$6,820

Undistributed earnings attributable to participating securities	(84)			-

Basic EPS
Income available to common stockholders	$12,087	88,399	$0.14	$6,820	47,803	$0.14

Effect of dilutive securities: stock options and warrants		512			12,390

Diluted EPS
Income available to common stockholders	$12,087	88,911	$0.14	$6,820	60,193	$0.11

For the three and six months ended June 30, 2013, there were 60,193,351 total outstanding securities consisting of 47,802,816 shares of common stock and 12,390,535 warrants. The warrants were exercisable on a one-for-one basis for shares of common stock. In November of 2013, these warrants were converted to shares of no par value voting common stock in connection with the Legacy Media General merger.

Note 7: Retirement and Postretirement Plans

Prior to the Legacy Media General merger, the Company only had the KRON/IBEW Local 45 Pension Plan which covers the IBEW Local 45 employees of KRON-TV. The Company froze benefit accruals under this plan in 2005. All employees who earned seven full years of vested service as of October 2005 are 100% vested in the pension benefits earned. If an employee had not yet earned seven full years of vested service, he or she is considered partially vested and, provided employment with the Company continues, can continue to earn credit for years of service.

In conjunction with the Legacy Media General merger, the Company assumed Legacy Media General’s retirement and postretirement plans as of November 12, 2013. Legacy Media General has a funded, qualified non-contributory defined benefit retirement plan which covers substantially all Legacy Media General employees hired before 2007 and non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage available to certain executives. These retirement plans are frozen. Legacy Media General also has a retiree medical savings account plan which reimburses eligible employees who retire for certain medical expenses. In addition, Legacy Media General has an unfunded plan that provides certain health and life insurance benefits to retired employees who were hired prior to 1992. The Company made a $45 million contribution to the Legacy Media General retirement plan in January 2014 (following a $5 million contribution in December 2013).

The following table provides the components of net periodic benefit cost (income) for the Company’s benefit plans for the second quarters and first six months of 2014 and 2013:

	Three Months Ended
	Pension Benefits		Other Benefits
	June 30,	June 30,	June 30,
(In thousands)	2014	2013	2014
Service cost	$43	$43	$18
Interest cost	5,554	143	277
Expected return on plan assets	(6,762)	(156)	-
Amortization of net loss	-	9	-
Net periodic benefit cost (income)	$(1,165)	$39	$295

	Six Months Ended
	Pension Benefits		Other Benefits
	June 30,	June 30,	June 30,
(In thousands)	2014	2013	2014
Service cost	$85	$85	$40
Interest cost	11,060	286	538
Expected return on plan assets	(13,433)	(312)	-
Amortization of net loss	-	18	-
Net periodic benefit cost (income)	$(2,288)	$77	$578

Defined Contribution Plans

For the six months ending June 30, 2014, all eligible and participating employees of the Company’s 401(k) and Supplemental 401(k) plans received a company match of up to a maximum of 4% of their compensation as defined by the plans. Effective July 1, 2014, the Company amended the plans to reduce the maximum effective company matching contribution to 3% of participant compensation as defined by the plans. Participants will receive a 50% matching contribution on employee contributions up to the first 6% of employee compensation as defined by the plans.

Note 8: Stockholders’ Equity

The following table shows the components of the Company’s stockholders’ equity as of and for the six months ended June 30, 2014:

			Accumulated
			Other		Non-	Total
	Common Stock		Comprehensive	Retained	Controlling	Stockholders'
(In thousands)	Voting	Non-Voting	Income	Earnings	Interest	Equity
Balance at December 31, 2013	$557,754	$12,483	$5,668	$161,076	$(1,744)	$735,237
Net income	-	-	-	12,171	160	12,331
Conversion of non-voting to voting common stock	2,102	(2,102)	-	-	-	-
Exercise of stock options	472	-	-	-	-	472
Performance accelerated restricted stock	(34)	-	-	-	-	(34)
Director deferred stock units	7,361	-	-	-	-	7,361
Stock-based compensation	1,889	-	-	-	-	1,889
Other	(50)	-	-	-	-	(50)
Balance at June 30, 2014	$569,494	$10,381	$5,668	$173,247	$(1,584)	$757,206

The Directors’ Deferred Compensation Plan was amended in April of 2014 so that future deferred stock unit (“DSU”) awards will only be payable in shares of voting common stock. Additionally, existing directors waived their right to receive cash for past awards. Accordingly, the outstanding liability was transferred to voting common stock and the Company ceased recording further adjustments for changes in fair value of the DSU.

In accordance with the terms of a registration rights agreement entered into at the time of the Legacy Media General merger, the former Young equityholders who are party to the registration rights agreement have the right to demand registration of their shares for sale in underwritten offerings, subject to certain limitations, and the right to participate in registered underwritten offerings conducted by the Company. The Company conducted a registered underwritten offering in May of 2014 in which 4,845,447 shares of the Company’s voting common stock were sold at a price of $15.50 per share. In conjunction with the offering, 139,548 shares of non-voting common stock were converted to voting common stock. The Company did not receive any of the proceeds of this offering.

The following table shows the components of the Company’s stockholders’ equity as of and for the six months ended June 30, 2013:

			Accumulated
			Other		Non-	Total
	Common Stock		Comprehensive	Retained	Controlling	Stockholders'
(In thousands)	Voting	Non-Voting	Loss	Earnings	Interest	Equity
Balance at December 31, 2012	$133,000	$-	$(987)	$154,936	$42	$286,991
Net income (loss)	-	-	-	6,820	(354)	6,466
Balance at June 30, 2013	$133,000	$-	$(987)	$161,756	$(312)	$293,457

Note 9: Other

In May of 2014, the Company sold its KRON-TV building in San Francisco to a third party for $24.5 million of net cash proceeds. The Company has leased the space back from the third party through December 31, 2014, with no rental payments required. The Company is required to defer the gain on the sale until the end of the lease term. The Company anticipates recording a gain in the range of $10 million in the fourth quarter. The Company has entered into a sublease for studio and office space in San Francisco and expects to physically move its television operations to the new location in the fourth quarter of 2014.

In April of 2014, the Company adopted a plan to restructure certain corporate and shared service operations intended to save $10 million in operating costs annually. The Company recorded severance expense of $4.5 million in the second quarter and expects to record a total of $0.7 million and $0.2 million of accelerated performance-accelerated restricted stock and stock option expense, respectively, in 2014 to implement the plan. Accrued severance costs are included in the “Accrued expenses and other liabilities” line item on the consolidated condensed balance sheet. Following severance payments of $0.7 million, the remaining severance liability related to the corporate restructuring was approximately $3.8 million as of June 30, 3014.

In the second quarter of 2014, the Company wrote off the value of certain broadcast equipment and other assets that will no longer be utilized as planned and cannot be recovered through sale which resulted in a loss of $1 million, reflected in the “Loss (gain) related to property and equipment, net” line on the statements of comprehensive income for the three months ended June 30, 2014. In March of 2014, the Company received just under $1 million of insurance proceeds as settlement for a damaged antenna used by the Company’s television station in Richmond, Virginia. In the first quarter of 2014, the Company wrote down the value of certain held-for-sale real property in Florence, South Carolina, to its estimated fair value less costs to sell of $0.2 million; the Company recorded a loss of $0.2 million. These items resulted in a combined loss of $0.2 million for the six months ended June 30, 2014.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Media General, Inc. is a leading local television broadcasting and digital media company, providing top-rated news, information and entertainment in strong markets across the U.S. The Company owns or operates 31 network-affiliated broadcast television stations (12 with CBS, nine with NBC, seven with ABC, one with FOX, one with CW and one with MyNetworkTV) and their associated digital media and mobile platforms, in 28 markets. These stations reach approximately 16.5 million, or approximately 14%, of U.S. TV households. Sixteen of the 31 stations are located in the top 75 designated market areas. Media General first entered the local television business in 1955 when it launched WFLA in Tampa, Florida as an NBC affiliate. The Company subsequently expanded its station portfolio through acquisition.

In November of 2013, Media General, Inc. (“Legacy Media General”) and New Young Broadcasting Holding Co., Inc. (“Young”) merged, combining Legacy Media General’s 18 stations and Young’s 13 stations.  Although Legacy Media General was the legal acquirer, the transaction was accounted for as a reverse merger whereby Young acquired Legacy Media General for accounting purposes only. As a result, the financial statements reflect only Young’s historical results for the three and six months ended June 30, 2013.

In March of 2014, the Company entered into a merger agreement with LIN Media LLC (“LIN”). On a combined basis, Media General and LIN currently own or operate a total of 74 stations across 46 markets, reaching approximately 26.5 million, or approximately 23%, of U.S. TV households. As described in Note 2 of Item 1, the Company will be required to swap or otherwise divest of certain of these stations in order to address regulatory considerations. The new combined company will be well diversified across broadcast networks and geographic footprint and will have strong news and digital operations. Its increased size will create significant operating synergies including opportunities to obtain incremental revenues and more favorable syndicated programming arrangements. Moreover, the new entity will have a strong balance sheet and significant free cash flow. As discussed further in the Liquidity and Capital Resources section below, the Company has secured a commitment for long-term financing which is expected to reduce the effective interest rate for the combined company, based on current interest rates. As set forth in the merger agreement, the closing of the transaction is subject to the satisfaction of a number of conditions including, but not limited to, the approval of various matters relating to the transaction by Media General and LIN shareholders, the approval of the Federal Communications Commission, clearance under the Hart-Scott-Rodino Antitrust Improvements Act and certain third party consents. Media General and LIN will convene special shareholder meetings on August 20, 2014, to vote on the transaction. The transaction is expected to close in early 2015.

RESULTS OF OPERATIONS

As discussed earlier, results of operations for 2013 include only the results of Young while the results of operations for 2014 are reflective of both Legacy Media General and Young (the “Combined Company”).

The Company recorded net income attributable to Media General of $6.8 million and $12.2 million ($0.08 and $0.14 per diluted share) in the second quarter and first six months of 2014, compared to $3.7 million and $6.8 million ($0.06 and $0.11 per diluted share) in the equivalent periods of 2013. Net income attributable to Media General for the second quarter of both 2014 and 2013, included over $4 million of investment banking, legal, accounting and other professional fees and expenses related to the pending merger with LIN (reflected in the current-year expense) and the Legacy Media General merger (reflected in both years), a significant portion of which are not deductible for tax purposes. The first six months of 2014 and 2013 included merger-related expenses of $9.6 million and $4.4 million, respectively. The Company’s 2014 results included several operating costs that were essentially absent in the prior year, including $4.5 million of severance expense in the second quarter and first half of the current year. Additionally, the Company recorded a loss of $1 million (due to the write off of certain equipment and other assets that cannot be utilized or recovered through sale) in the second quarter and a loss of $0.2 million in the year-to-date period of 2014.

REVENUES

The following chart provides a comparison of the Company’s major revenue categories, as reported on the statement of comprehensive income, for the three and six months ended June 30, 2014, and 2013. The revenues generated in 2014 represent the Combined Company’s 31 stations during the three and six months ended June 30, 2014, as compared to the 2013 revenues which are comprised exclusively of Young’s 13 stations.

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
(In thousands)	2014	2013	Change	2014	2013	Change
Local (gross)	$81,140	$33,593	142%	$157,518	$64,106	146%
National (gross)	35,041	15,540	125%	69,156	28,454	143%
Political (gross)	9,339	446	NM	13,774	818	NM
Retransmission (gross)	35,004	10,146	245%	68,965	19,484	254%
Digital (gross)	6,519	2,021	223%	11,921	3,662	226%
Barter and other revenue (gross)	6,767	2,015	236%	14,465	4,521	220%

Agency commissions	(19,699)	(7,979)	147%	(37,770)	(15,218)	148%

Net operating revenue	$154,111	$55,782	176%	$298,029	$105,827	182%

NM = Not Meaningful

Non-GAAP Revenue Comparison

To allow for meaningful investor assessment of comparable period-over-period results, the following chart presents the non-GAAP adjusted net operating revenue for the Combined Company’s 31 stations for the three and six months ended June 30, 2013. These Combined Company revenues were derived by adding Legacy Media General’s revenues for the second quarter and first half of 2013, to the revenues reported above (which consist exclusively of Young’s stations) during those equivalent 2013 periods. The Company provides these non-GAAP financial results for the Combined Company because it believes these metrics will better allow investors, financial analysts and others to evaluate year-over-year changes in the financial results of the Company’s existing-station structure. Legacy Media General contributes more than half of the television stations and revenues of the Combined Company and has a significant impact on comparisons as indicated by the preceding and following charts.

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
(In thousands)	2014	2013	Change	2014	2013	Change
Local (gross)	$81,140	$79,698	1.8%	$157,518	$151,825	3.7%
National (gross)	35,041	40,245	-12.9%	69,156	73,768	-6.3%
Political (gross)	9,339	1,485	528.9%	13,774	2,364	482.7%
Retransmission (gross)	35,004	23,474	49.1%	68,965	46,314	48.9%
Digital (gross)	6,519	4,908	32.8%	11,921	8,971	32.9%
Barter and other revenue (gross)	6,767	7,402	-8.6%	14,465	15,086	-4.1%

Agency commissions	(19,699)	(19,410)	1.5%	(37,770)	(36,542)	3.4%

Net operating revenue, as adjusted	$154,111	$137,802	11.8%	$298,029	$261,786	13.8%

Net operating revenue for the Combined Company was up 12% and 14% in the second quarter and first half of 2014 as compared to the prior-year equivalent periods due primarily to strong growth in Retransmission, Political and Digital revenues. Local and National advertising experienced the carry-over benefit from the first quarter Winter Olympics in Sochi in their year-to-date results. The Combined Company’s aggregate Winter Olympics revenue was $11.6 million in the first quarter of 2014 (a nearly 50% increase in combined company Winter Olympics revenue from 2010). Despite this influx of revenue, National revenue was down 6.3% in the year-to-date period due primarily to weakness in the retail and financial categories; National was down approximately 13% in the second quarter as most of the major categories produced revenues below their 2013 second-quarter level. Local revenues rose approximately 2% and 4% in the second quarter and first half of 2014 due in part to the solid performance in the telecom category; growth in the home improvement category contributed to the quarterly improvement and stellar automotive advertising augmented the year-to-date increase. Political revenue for the Combined Company was up more than five fold in the second quarter due to competitive gubernatorial and Senate races in several states, as well as strong issue spending. Political revenue was up nearly five times the prior-year level in the first half of 2014 bolstered by a competitive race in Florida’s 13th congressional district in the first quarter. Retransmission and digital revenue continued their strong growth, increasing approximately 49% and 33%, respectively, in both the second quarter and first half of 2014.

OPERATING COSTS

Operating costs as reported on the consolidated statements of comprehensive income increased $84.5 million and $166.2 million in the second quarter and first six months of 2014 from the prior-year equivalent periods due overwhelmingly to the addition of Legacy Media General’s operating costs in the current year, severance expense at the corporate level and merger-related costs (particularly in the year-to-date period) as previously described. Corporate and other expenses were higher in both the second quarter and first half of 2014 due to the presence of Legacy Media General’s corporate infrastructure. The increase was mitigated by the absence of certain Young corporate expenses and modest net periodic income relating to Legacy Media General’s retirement and postretirement plans. Depreciation and amortization expense was up approximately two and a half times over the prior year’s second quarter and first six months. The increase reflects the presence of the Legacy Media General assets including $214 million of definite-lived intangible assets and $183 million of property and equipment recorded at fair value in purchase accounting.

On a Combined Company basis, operating costs increased $7.4 million (6%) and $20.9 million (9%) in the three and six months ended June 30, 2014, as compared to those similar periods in 2013, due in large part to severance expense at the corporate level and increased depreciation and amortization, partially offset by lower corporate and other expenses and merger-related costs. Additionally, higher Retransmission revenues resulted in additional fees for reverse compensation paid to networks. Station expenses were also higher due to merit increases and a moderate rise in benefit costs.

INTEREST EXPENSE

Interest expense in the second quarter and first half of 2014 increased by $7.5 million and $15.4 million, respectively, from the corresponding periods of 2013 due to the assumption of Legacy Media General’s debt. However, the Company’s effective interest rate decreased in both periods of 2014 due to the November 2013 refinancing described in the Liquidity and Capital Resources section below. The Company’s effective interest rate dropped from 5.1% in the second quarter and 5.3% in the first half of 2013 (both based on approximately $162 million of average outstanding debt) to 4.4% in both equivalent periods of 2014 (based on average debt outstanding of $870 million and $893 million, respectively).

In the first half of 2014, the Company repaid $64 million of principal on the Media General term loan (and $1.2 million on the Shield loans). The Company far exceeded its quarterly requirement of making $2.8 million of aggregate principal payments in both the first and second quarter of 2014.

INCOME TAXES

The effective tax rate was 44.5% and 43.7% in the second quarter of 2014 and 2013, respectively, and 42.7% and 40.9% in the first half of the current and prior year. The increase was due primarily to merger-related expenses, a significant portion of which will not be deductible for tax purposes.  The tax expense in both years was predominantly non-cash due to the Company’s interim net loss for tax purposes and significant net operating loss carryover.  Current tax expense was approximately $0.2 million in the second quarter of each year and was approximately $0.3 million and $0.4 million in the first six months of 2014 and 2013, respectively; it was attributable to state income taxes.

OTHER

The Company has certain plans in place, primarily the Directors’ Deferred Compensation Plan, the Supplemental 401(k) Plan and certain executive retention arrangements, which are designed to align the interests of the participants with those of the shareholders. The Directors’ Deferred Compensation Plan was amended in April 2014 so that future awards will only be payable in shares of common stock. Additionally, existing directors waived their right to receive cash for past awards. This eliminated variable accounting for awards under the Directors’ Deferred Compensation Plan.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash flow from operations, but it also has access to a $60 million revolving credit facility and cash on its balance sheet. The Company had a $60 million revolving credit agreement (with no outstanding balance) and $18 million of cash on its balance sheet as of June 30, 2014. The Legacy Media General merger transaction has enhanced the Company’s ability to generate cash, particularly in even-numbered years when Political and Olympic revenues are most prominent.

The Company generated $2.8 million of cash from operating activities in the first half of 2014 as improvements in operating performance were largely offset by $47 million of contributions the Company made to its retirement plans, the majority of which occurred in the first quarter of 2014. The Company generated $16.3 million of cash from operating activities in the year-ago period.

The Company generated cash from its investing activities of $9.9 million during the first six months of 2014. Capital expenditures of $8.4 million and an $8.3 million deposit related to the pending acquisition of WHTM in Harrisburg were more than offset by net cash proceeds of $24.5 million from the sale of the Company’s KRON studio and office building in San Francisco. Concurrently with the sale of that building, the Company leased the space back from the third party through the end of the year with no rental payments required. The Company is required to defer the gain on this sale until the end of the lease term. The Company anticipates recording a gain in the range of $10 million upon lease termination. The Company used cash of $14.3 million to acquire the assets of WLAJ in the first quarter of 2013 and spent $5.9 million on capital projects in the first half of 2013.

The $66 million of cash used by financing activities in the six months ended June 30, 2014, primarily resulted from principal payments of $64 million on the Media General term loan and $1.2 million on the Shield Media term loans. In the year-ago period, the Company borrowed $10 million to finance the WLAJ acquisition (and spent $0.3 million on debt issuance costs associated with the financing) and repaid $8.6 million on its senior credit facility. These transactions combined to yield net cash flow from financing activities of $1 million in the first half of 2013.

Debt Agreements

At June 30, 2014, the Company had the following debt facilities (presented with maturity dates). All of this debt arose as part of a refinancing consummated immediately following the Legacy Media General merger on November 12, 2013.

Media General Term Loan (7/31/2020)	$821 million	LIBOR + 3.25% with a 1% LIBOR floor

Media General Revolver (7/31/2018)	$60 million available	LIBOR + 2.75%; 0.5% commitment fee
None drawn

Shield Media Term Loans (7/31/2018)	$30.8 million	LIBOR + 3.25%

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

Because the Company repaid $64 million of principal on the Media General term loan in the first half of 2014 (all of which can be applied to future required amortization), the current portion of long-term debt represents principal payments of $2.4 million on the Shield Media term loans that are due in the coming year. The Media General loans are guaranteed by its subsidiaries, and the Company has pledged substantially all of its assets as collateral for the loans. The Shield Media loans are guaranteed by the Company, and the Company has pledged substantially all of its assets as collateral for the loans, on a pari passu basis with the Media General credit agreement.

The Media General loans contain a leverage ratio covenant, which involves debt levels and a rolling eight-quarter calculation of EBITDA, as defined in the agreement. At June 30, 2014, the ratio was 4.21X compared to a maximum allowable ratio of 5.50X. Additionally, the agreement has restrictions on certain transactions including the incurrence of additional debt, capital leases, investments, additional acquisitions, asset sales and restricted payments (including dividends and share repurchases) as defined in the agreement.

The Shield Media loans have a fixed charge coverage ratio (a ratio of fixed charges (interest, debt payments, capital expenditures and taxes) to EBITDA, calculated on a rolling eight-quarter basis, as defined in the agreement). At June 30, 2014, the ratio was 3.12X compared to a minimum allowable ratio of 1.00X. The Company expects the fixed charge coverage ratio will decline each quarter through the fourth quarter of 2015 when a full eight quarters of interest and principal payments will be reflected in the calculation. The agreement also has restrictions on transactions similar in nature to those in the new Media General credit agreement, but scaled to Shield Media’s smaller size. Additionally, the agreement has more specific covenants regarding the operation of the Shield Media business and requires that each Shield Media holding company that controls a Shield Media station limit its activities to the performance of its obligations under the Shield Media credit documents, and activities incidental thereto, including owning a Shield Media station and the performance of its obligations under and activities related to the shared services agreement. Both the Media General and Shield Media credit agreements contain cross-default provisions.

In April of 2014, the Company entered into an amendment to its credit agreement. The terms of the amendment will become effective upon the successful completion of the merger with LIN. The amendment permits the Company to obtain additional financing consistent with a commitment letter from RBC (amended and restated in April 2014). The commitment letter provides for an aggregate $1.6 billion senior secured credit facility, consisting of an incremental $90 million revolving credit facility and incremental term loans in an aggregate principal amount of $1.5 billion, the proceeds of which will be used to pay the cash consideration in the LIN merger, fees and expenses in connection with the merger and to refinance certain existing indebtedness of LIN. In addition to permitting the incremental financing, the amendment to the credit agreement modifies the leverage ratio covenant requirements as well certain other covenants and transaction restrictions, as defined in the agreement. The Company paid a $1.3 million non-refundable amendment fee to the participating lenders in April of 2014. In August of 2014, the Company initiated a process for an incremental term loan of $75 million to facilitate the acquisition of WHTM.

OUTLOOK

The combination of Legacy Media General and Young has created benefits and opportunities that translated into a strong operating performance in the second quarter and first half of 2014. The merger has achieved financing synergies and facilitated increased cash flow generation which enabled the Company to pay down debt significantly ahead of schedule and contribute approximately $50 million (including $5 million contributed in the fourth quarter of 2013) to Legacy Media General’s retirement plan. The Company’s leverage is now among the lowest in the industry. The Company also reaped benefits from the Winter Olympics on its NBC stations and March Madness on its CBS stations and looks forward to strong spending in political races across the country. The Company operates in the battleground states of Iowa, Florida, Michigan, North Carolina, Ohio, Virginia and Wisconsin. The Company expects to benefit from contested Senate races in eight states, from contested gubernatorial races in seven states and from a number of contested races for seats in the U.S. House of Representatives.

The 2013 merger with Young has also allowed Media General to become an acquirer in the ongoing consolidation of the broadcast television industry. At the end of the second quarter, the Company entered into an agreement with the Sinclair Television Group to purchase WHTM, a station in the capital-city market of Harrisburg, Pennsylvania. Additionally, the announced combination of Media General and LIN will more than double the size of the Company and create the second largest pure-play local television company in the United States based on 2012/2013 average Adjusted EBITDA. After the merger with LIN, the new Media General will have a strong balance sheet and the ability to generate stronger cash flows than either company could achieve on its own. The Company has a financing commitment in place which it anticipates will lower the effective interest rate for the new Media General. The merger with LIN is expected to be completed in early 2015, subject to regulatory approvals, the approval of both companies’ shareholders and other customary closing conditions.

Non-GAAP Financial Metrics

As described previously on pages 19 and 20, the Company has presented net operating revenues, as adjusted, for the three and six months ended June 30, 2013.  Additionally, the Company has discussed operating costs, as adjusted for those equivalent periods on page 21. A reconciliation of these non-GAAP financial metrics to net operating revenue and total operating costs as reported on the consolidated statements of operations is provided below. The purpose of the Adjustments column is to include Legacy Media General revenues and expenses for the three and six months ended June 30, 2013.

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(In thousands)	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Local (gross)	$33,593	$46,105	$79,698	$64,106	$87,719	$151,825
National (gross)	15,540	24,705	40,245	28,454	45,314	73,768
Political (gross)	446	1,039	1,485	818	1,546	2,364
Retransmission (gross)	10,146	13,328	23,474	19,484	26,830	46,314
Digital (gross)	2,021	2,887	4,908	3,662	5,309	8,971
Barter and other revenue (gross)	2,015	5,387	7,402	4,521	10,565	15,086

Agency commissions	(7,979)	(11,431)	(19,410)	(15,218)	(21,324)	(36,542)

Net operating revenue, as adjusted	$55,782	$82,020	$137,802	$105,827	$155,959	$261,786

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(In thousands)	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Operating costs:
Operating expenses, excluding depreciation expense	$19,575	$28,608	$48,183	$38,787	$57,949	$96,736
Selling, general and administrative expenses	14,283	23,208	37,491	28,747	45,755	74,502
Amortization of program license rights	2,527	2,804	5,331	4,982	5,466	10,448
Corporate and other expenses	2,220	9,086	11,306	4,581	16,817	21,398
Depreciation and amortization	4,644	6,077	10,721	9,135	12,039	21,174
Loss (gain) related to property and equipment, net	(43)	111	68	(43)	68	25
Merger-related expenses	4,387	7,171	11,558	4,387	7,171	11,558
Corporate severance expense	4	(2)	2	4	(29)	(25)
Total operating costs, as adjusted	$47,597	$77,063	$124,660	$90,580	$145,236	$235,816

* * * * * * * *

Certain statements in this quarterly report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to accounting estimates and assumptions, expectations regarding the pending merger and acquisition, regulatory approvals and approval by shareholders, interest rates, the impact of technological advances including consumer acceptance of mobile television and expectations regarding the effects of retransmission fees, network affiliate fees, pension and postretirement plans, capital spending, general advertising levels and political advertising levels, the effects of changes to FCC regulations and FCC approval of license applications. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “plans,” “may” and similar words, including “outlook”, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements. The reader should understand that it is not possible to foresee or identify all risk factors. Consequently, any such list should not be considered a complete statement of all potential risks or uncertainties.

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

Item 3.          Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2013, provides disclosures about market risk. As of June 30, 2014, there have been no material changes in the Company’s market risk from December 31, 2013.

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2014. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

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

PART II.     OTHER INFORMATION

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares withheld to satisfy tax withholding obligations upon the release of restrictions on Performance Accelerated Restricted Stock awarded under the Company’s Long-Term Incentive Plan during the three months ended June 30, 2014:

Date	Total Number of Shares Purchased	Average Price Per Share
June 30	2,814	$20.53

Item 6.          Exhibits

(a)	Exhibits

	10	Media General, Inc., Directors’ Deferred Compensation Plan, amended and restated as of April 30, 2014

	10.1	Form of Deferred Stock Unit Agreement under the Media General Inc., 1995 Long-Term Incentive Plan

	10.2	Media General, Inc., Supplemental 401(k) Plan, amended and restated as of July 1, 2014

	10.3	Asset Purchase Agreement for the Sale of Television Station WHTM-TV by and among Sinclair Television Group, Inc. and Media General Operations, Inc.

	31.1	Section 302 Chief Executive Officer Certification

	31.2	Section 302 Chief Financial Officer Certification

	32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

101

The following financial information from the Media General, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL includes: (i) Consolidated Condensed Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2014 and June 30, 2013, (iii) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013, and (iv) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

DATE: August 8, 2014	/s/ George L. Mahoney
George L. Mahoney
President and Chief Executive Officer

DATE: August 8, 2014	/s/ James F. Woodward
James F. Woodward
Senior Vice President, Chief Financial Officer