Form 10-Q
period 2014-09-30
MEDIA GENERAL INC
filed 2014-11-06
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	Accelerated filer X
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2014.

Voting Common shares (no par value):	88,347,211
Non-Voting Common shares (no par value):	410,242

MEDIA GENERAL, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2014

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets – September 30, 2014 and December 31, 2013	1

		Consolidated Condensed Statements of Comprehensive Income – Three and nine months ended September 30, 2014 and September 30, 2013	3

		Consolidated Condensed Statements of Cash Flows –Nine months ended September 30, 2014 and September 30, 2013	4

		Notes to Consolidated Condensed Financial Statements	5

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	27

	Item 4.	Controls and Procedures	27

Part II.	Other Information

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

	Item 6.	Exhibits	28

		(a)Exhibits

Signatures			29

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Media General, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited, In thousands, except shares)

ASSETS
	September 30,	December 31,
	2014	2013
Current assets:
Cash and cash equivalents	$26,875	$71,618
Trade accounts receivable (less allowance for doubtful accounts 2014 - $2,066; 2013 - $2,772)	106,117	110,283
Current deferred tax asset	8,957	7,506
Prepaid expenses and other current assets	13,973	13,889
Total current assets	155,922	203,296

Property and equipment, net	276,668	285,467
Deferred tax asset, long-term	21,338	42,711
Other assets, net	38,366	35,477
Definite lived intangible assets, net	249,927	239,642
Broadcast licenses	604,500	573,300
Goodwill	561,832	541,475
Total assets (a)	$1,908,553	$1,921,368

See accompanying notes.

(a) Consolidated assets as of September 30, 2014 and December 31, 2013, include total assets of variable interest entities (VIEs) of $37.1 million and $41.1 million, respectively, which can only be used to settle the obligations of the VIEs. See Note 1.

Media General, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited, In thousands, except shares)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2014	2013
Current liabilities:
Trade accounts payable	$11,529	$11,783
Accrued salaries and wages	14,652	14,183
Deferred proceeds related to sale of property	24,535	-
Other accrued expenses and other current liabilities	44,922	42,656
Current installments of long-term debt	2,400	11,217
Current installments of obligation under capital leases	146	153
Total current liabilities	98,184	79,992

Long-term debt	903,800	905,783
Obligations under capital leases, excluding current installments	1,068	1,156
Retirement and postretirement plans	103,101	155,309
Other liabilities	30,773	43,891
Total liabilities (b)	1,136,926	1,186,131

Commitments and contingencies

Stockholders' equity:
Preferred stock (no par value): authorized 50,000,000 shares; none outstanding	-	-
Common stock (no par value):
Voting common stock, authorized 400,000,000 shares; issued 88,347,201, and 87,695,495	574,269	557,754
Non-voting common stock, authorized 400,000,000 shares; issued 410,242, and 828,885	6,178	12,483
Accumulated other comprehensive income	5,668	5,668
Retained earnings	186,642	161,076
Total stockholders' equity attributable to Media General	772,757	736,981
Noncontrolling interests	(1,130)	(1,744)
Total stockholders' equity	771,627	735,237
Total liabilities and stockholders' equity	$1,908,553	$1,921,368

See accompanying notes.

(b) Consolidated liabilities as of September 30, 2014, and December 31, 2013, include total liabilities of VIEs of $8.0 million and $10.6 million, respectively, for which the creditors of the VIEs have no recourse to the Company. See Note 1.

Media General, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Net operating revenue	$160,224	$54,097	$458,253	$159,924
Operating costs:
Operating expenses, excluding depreciation expense	54,679	20,612	156,112	59,399
Selling, general and administrative expenses	39,440	14,237	123,702	42,984
Amortization of program license rights	5,167	2,451	15,077	7,433
Corporate and other expenses	5,567	(484)	19,778	4,097
Depreciation and amortization	15,643	4,481	48,278	13,616
Loss (gain) related to property and equipment, net	676	11	897	(32)
Merger-related expenses	3,596	3,236	13,173	7,623
Corporate severance expense	275	630	4,764	634
Total operating costs	125,043	45,174	381,781	135,754
Operating income	35,181	8,923	76,472	24,170
Other expense:
Interest expense	(9,826)	(1,923)	(29,432)	(6,143)
Debt modification and extinguishment costs	-	-	(183)	-
Other, net	19	1	19	(79)
Total other expense	(9,807)	(1,922)	(29,596)	(6,222)

Income before income taxes	25,374	7,001	46,876	17,948
Income tax expense	(11,525)	(2,864)	(20,696)	(7,345)
Net income	13,849	4,137	26,180	10,603

Net income (loss) attributable to noncontrolling interests (included above)	454	(340)	614	(694)
Net income attributable to Media General	$13,395	$4,477	$25,566	$11,297

Other comprehensive income	-	-	-	-
Total comprehensive income	$13,849	$4,137	$26,180	$10,603

Other comprehensive income attributable to noncontrolling interest	-	-	-	-
Total comprehensive income attributable to Media General	$13,395	$4,477	$25,566	$11,297

Earnings per common share (basic and diluted):

Net earnings per common share (basic)	$0.15	$0.09	$0.29	$0.24

Net earnings per common share (assuming dilution)	$0.15	$0.07	$0.29	$0.19

See accompanying notes.

Media General, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, In thousands)

	Nine Months Ended
	September 30,	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$26,180	$10,603
Adjustments to reconcile net income:
Deferred income tax expense	19,922	6,757
Depreciation and amortization	48,278	13,616
Provision for doubtful accounts	205	499
Amortization of program license rights	15,077	7,433
Non-cash interest expense	566	552
Loss (gain) related to property and equipment, net	897	(32)
Stock-based compensation	524	-
Change in assets and liabilities:
Program license rights, net of liabilities	(15,271)	(7,422)
Trade accounts receivable	3,961	(5,136)
Company owned life insurance (cash surrender value less policy loans including repayments)	(1,151)	-
Trade accounts payable, accrued expenses and other liabilities	(610)	(8,210)
Contributions to retirement plans	(49,009)	(486)
Other, net	(6,207)	398
Net cash provided by operating activities	43,362	18,572
Cash flows from investing activities:
Capital expenditures	(18,621)	(8,251)
Payment for acquisition of station assets	(83,185)	(14,324)
Collateral refunds related to letters of credit	980	-
Deferred proceeds related to sale of property	24,535	-
Proceeds related to sales of property and equipment, net	1,157	99
Net cash used in investing activities	(75,134)	(22,476)
Cash flows from financing activities:
Principal borrowings under revolving credit facility	10,000	-
Repayment of borrowings under revolving credit facility	(10,000)	-
Repayment of borrowings under Media General Credit Agreement	(84,000)	-
Repayment of borrowings under Shield Media Credit Agreement	(1,800)	-
Principal borrowings under Media General Credit Agreement	75,000	-
Principal borrowings under WLAJ-TV LLC Term Loan	-	10,000
Repayment of borrowings under Senior Credit Facility	-	(12,900)
Debt issuance costs	(2,507)	(364)
Other, net	336	(157)
Net cash used in financing activities	(12,971)	(3,421)
Net decrease in cash and cash equivalents	(44,743)	(7,325)
Cash and cash equivalents at beginning of period	71,618	24,244
Cash and cash equivalents at end of period	$26,875	$16,919

Cash paid for interest	$30,476	$5,520
Income tax payments	$971	$875

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

On November 12, 2013, Media General, Inc. (“Legacy Media General”) and New Young Broadcasting Holding Co., Inc. (“Young”) were combined in a tax-free, all-stock merger transaction. The combined company (“Media General” or the “Company”) retained the Media General name and is headquartered in Richmond, Virginia. The merger was accounted for as a reverse acquisition in accordance with FASB Accounting Standards Codification Topic 805, Business Combinations. For financial reporting purposes, Young was the acquirer and the continuing reporting entity. Consequently, the consolidated financial statements of Media General, the legal acquirer and a continuing public corporation in the transaction, have been prepared with Young as the surviving entity. Accordingly, the consolidated financial statements reflect the results of operations and cash flows for only Young for the three and nine months ended September 30, 2013.

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries and certain variable interest entities (“VIE”) for which the Company is considered to be the primary beneficiary. Significant intercompany accounts and transactions have been eliminated in consolidation. In determining whether the Company is the primary beneficiary of a VIE for financial reporting purposes, the Company considers whether it has the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether it has the obligation to absorb losses or the right to receive returns that would be significant to the VIE.  Assets of consolidated VIE’s can only be used to settle the obligations of that VIE.  As discussed in Note 3, the Company consolidates the results of WXXA LLC (“WXXA”) and WLAJ LLC (“WLAJ”) pursuant to the VIE accounting guidance. All the liabilities are non-recourse to the Company, except for the debt of WXXA and WLAJ which the Company guarantees. The Company is also the primary beneficiary of the VIE that holds the Supplemental 401(k) Plan’s investments and consolidates the plan accordingly.

Certain prior-year balances have been reclassified to conform to the presentation adopted in the current fiscal year.

On November 12, 2013, each outstanding share of Young common stock and each issued and outstanding warrant to purchase Young common stock was converted into the right to receive 730.6171 shares of no par value voting common stock. Shares of common stock (and the associated price-per-share) for periods prior to November 12, 2013, have been restated to reflect the applicable number of shares of no par value voting common stock. Warrants for prior periods have been restated to reflect the right to receive the applicable number of shares of no par value voting common stock. Earnings per share and share information presented in the consolidated financial statements for the three and nine months ended September 30, 2013, include Young’s common shares and share equivalents multiplied by the exchange ratio: 730.6171 shares of Media General for each share and share equivalent of Young. For the three and nine months ended September 30, 2014, common shares and share equivalents are presented for the combined company.

The Company has elected early adoption, as permitted, of ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity”.  As a result of early adoption, the Company’s planned sales of WJAR and WVTM in conjunction with its merger with LIN do not meet the criteria of a discontinued operation since they do not represent a strategic shift in operations.

Note 2: Mergers and Acquisitions

Pending Merger with LIN Media LLC

In March of 2014, the Company and LIN Media LLC (“LIN”) announced an agreement to combine the two companies under a newly formed holding company to be named Media General and headquartered in Richmond, Virginia. This agreement was amended by the parties in August of 2014. Under the amended merger agreement, LIN shareholders are to receive consideration of cash ($763 million in the aggregate) and shares of voting common stock (approximately 38.8 million shares in the aggregate). In addition, each outstanding share of voting common stock and non-voting common stock of Media General will be converted into one share of voting common stock or non-voting common stock of the new holding company. As described further below, the Company and LIN have agreed to divest stations in certain markets in order to obtain regulatory approval for the transaction. Following the merger and the divestitures, the Company and LIN will own or operate 71 stations across 48 markets. The transaction has been approved by both the Media General Board of Directors and the LIN Board of Directors, the Department of Justice, and the shareholders of both companies. As set forth in the merger agreement, the closing of the transaction is subject to the satisfaction of a number of conditions including, but not limited to, the approval of the Federal Communications Commission (“FCC”) and certain third party consents. The transaction is expected to close in the fourth quarter of 2014. The Company incurred $2.7 million and $9.6 million of investment banking, legal and accounting fees and expenses in the three and nine months ended September 30, 2014, respectively, related to the pending merger with LIN.

In order to obtain regulatory approvals for the transaction, the Company and LIN and their respective subsidiaries, as applicable, entered into asset purchase agreements for the sale of the Company’s WJAR station in Providence, RI to subsidiaries of Sinclair Broadcasting Group, Inc. (“Sinclair”),for approximately $120 million, LIN’s WLUK and WCWF stations in Green Bay, WI, for approximately $70 million, and certain of LIN’s assets associated with the WTGS station in Savannah, GA for $17.5 million to Sinclair, asset purchase agreements for the sale of the Company’s WVTM station in Birmingham, AL to subsidiaries of Hearst Television Inc. (“Hearst”), for approximately $58 million and LIN’s WJCL station in Savannah, GA for approximately $4.5 million to Hearst, and an asset purchase agreement for the sale of LIN’s WALA station in Mobile, AL for approximately $86 million to Meredith Corporation. In addition, Mercury New Holdco, Inc., a wholly-owned subsidiary of the Company, also entered into asset purchase agreements to purchase the KXRM and KXTU stations in Colorado Springs, CO for approximately $53.1 million and the WTTA station in Tampa Bay, FL for approximately $40 million from subsidiaries of Sinclair. The Company expects that the purchase/sale of these stations will occur substantially concurrent with the closing of the transaction with LIN. It is intended that the acquisitions of the KXRM and KXTU stations in Colorado Springs, CO and the WTTA station in Tampa Bay, FL will be structured as “like-kind exchanges” under Section 1031 of the Internal Revenue Code for certain of the stations being divested.

The Company is finalizing details so that a portion of the transactions above and the acquisition of WHTM qualify as “like-kind exchanges” under Section 1031 of the Internal Revenue Code. The Company expects to use the remainder of the proceeds to reduce indebtedness.

Acquisition of WHTM

On September 1, 2014, the Company completed the acquisition of WHTM, a television station located in Harrisburg, Pennsylvania for approximately $83.4 million, including assumed liabilities. This transaction was accounted for as a purchase and has been included in the Company’s consolidated results of operations since the date of acquisition.

The initial allocated fair value of acquired assets and assumed liabilities is summarized as follows:

(In thousands)
Property and equipment	$3,517
Broadcast licenses	31,200
Definite-lived intangibles	28,300
Goodwill	20,357
Other assets	380
Other liabilities	(354)
Total	$83,400

The amount allocated to definite-lived intangible assets represents the estimated fair values of network affiliations of approximately $21.9 million and advertiser relationships of $6.4 million. These intangible assets will be amortized over their weighted-average estimated remaining useful lives of 15 years for network affiliations and seven years for the advertiser relationships. Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.

The initial allocation presented above is based upon management’s preliminary estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Network affiliations and advertiser relationships were primarily valued using an excess earnings income approach. The broadcast licenses represent the estimated fair value of the FCC license using a “Greenfield” income approach. Under this approach, the broadcast license is valued by analyzing the estimated after-tax discounted future cash flows of an average market participant. Property and equipment was primarily valued using a cost approach. Acquired program license rights will be amortized to operating expense over the estimated broadcast period in an amount equal to the relative benefit that is expected to be derived from the airing of the program, or on a straight line basis over the life of the program where the expected useful life is one year or less.

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed.

The initial purchase price allocation is based upon all information available to the Company at the present time and is subject to change, and such changes could be material.

During the third quarter of 2014, the Company incurred approximately $0.1 million of transition related expenses related to the WHTM acquisition.

Legacy Media General Merger

As described in Note 1, Legacy Media General and Young were combined in an all-stock merger transaction on November 12, 2013. The merger was accounted for as a reverse acquisition with Young as the acquirer solely for financial accounting purposes. Accordingly, Young’s cost to acquire Legacy Media General has been allocated to the acquired assets, liabilities and commitments based upon their estimated fair values. The pre-merger operations of Legacy Media General consisted of 18 network-affiliated broadcast television stations (and associated websites) primarily located in the southeastern United States. The purchase price of Legacy Media General was calculated based on the number of unrestricted Class A and B common shares outstanding (27,985,795 in aggregate) immediately prior to the merger multiplied by the closing price on November 11, 2013 of $15.06. In addition, the purchase price included the portion of performance accelerated restricted stock and stock options earned prior to the merger ($12.7 million in aggregate). The allocated fair value of acquired assets and assumed liabilities is summarized as follows:

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

The allocation presented above was determined using similar techniques and methodologies as described for WHTM. Approximately $164 million of the goodwill recognized is expected to be tax deductible.

The Company incurred $0.8 million and $3.5 million of legal, accounting and other professional fees and expenses in the three and nine months ended September 30, 2014, respectively, related to the Legacy Media General merger. The Company incurred $3.2 and $7.6 million of legal, accounting and other professional fees and expenses in the three and nine months ended September 30, 2013, respectively, related to the Legacy Media General merger.

Net operating revenues of Legacy Media General included in the consolidated statements of comprehensive income, were $94 million and $277 million, respectively, for the three and nine months ended September 30, 2014. Operating income of Legacy Media General included in the consolidated statements of comprehensive income, was $13.1 million and $27.2 million, respectively, for the same periods.

The following table sets forth unaudited pro forma results of operations for the three and nine months ended September 30, 2013, assuming that the Legacy Media General merger, the consolidation of the Shield Media entities described in Note 3 and the refinancing described in Note 4, occurred as of January 1, 2013:

	Three Months	Nine Months
	Ended	Ended
(In thousands, except per share amounts)	September 30, 2013	September 30, 2013
Net operating revenue	$132,586	$394,727
Income (loss) from continuing operations	3,873	7,177
Income from continuing operations attributable to Media General	4,213	7,484

Income from continuing operations per share - basic and assuming dilution	0.05	0.08

The pro forma financial information presented above is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what the combined company’s results would have been had the transactions occurred as of January 1, 2013. The pro forma amounts include adjustments to depreciation and amortization expense due to the increased value assigned to property and equipment and intangible assets, adjustments to stock-based compensation expense due to the revaluation of stock options and performance accelerated restricted stock and the issuance of deferred stock units to certain executive officers, adjustments to interest expense to reflect the refinancing of the Company’s debt and the related tax effects of the adjustments. Pro forma results for the three and nine months ended September 30, 2013, exclude merger-related expenses for the combined company of $4.5 million ($1.2 million of which was incurred by Legacy Media General) and $16 million ($8.4 million of which was incurred by Legacy Media General), respectively.

Note 3: Variable Interest Entities

Shield Media LLC and Shield Media Lansing LLC, through their respective subsidiaries, WXXA and WLAJ, have Joint Sales Agreements (“JSA”) and Shared Service Agreements (“SSA”) in place with the Company. Under these agreements, the Company provides a variety of operational services for WXXA and WLAJ (the “Shield Stations”) as is described in more detail below.

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

In March of 2013, WLAJ, a wholly owned subsidiary of an unrelated party, Shield Media Lansing LLC, entered into an asset purchase agreement to purchase the assets (including the FCC license) of the WLAJ television station in Lansing, MI, from Sinclair. Concurrent with this agreement, the Company entered into the JSA and SSA with WLAJ referred to above to provide sales, operational and administrative services to WLAJ. The initial terms of the JSA and SSA are eight years, and the agreements can be automatically renewed for successive two year renewal terms. WLAJ paid $14.3 million in cash to purchase the station assets which was partially financed through a $10 million term loan which was jointly guaranteed by the Company and Shield Media Lansing LLC. The acquisition was also funded from the proceeds from an asset purchase agreement in which the Company purchased certain non-license assets of WLAJ from an advance of $5.4 million. The balance of the proceeds from the term loan and the asset purchase agreement between WLAJ and the Company, after Sinclair was paid, went toward transaction fees and working capital.

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

The results of operations for the nine months ended September 30, 2013, include the results of WLAJ since March 1, 2013. Net operating revenues of WLAJ included in the consolidated statements of comprehensive income, were $1.5 million and $4.3 million, respectively, for the three and nine months ended September 30, 2014; operating income was $0.3 million and $0.7 million, respectively, for the same periods. Net operating revenues of WLAJ included in the consolidated statements of comprehensive income, were $1.0 million and $2.5 million, respectively, for the three and nine months ended September 30, 2013; operating income was $0.1 million and $0.2 million, respectively, for the quarter and year to date periods.

As indicated above, the Company also provides certain sales, operational and administrative services to WXXA under the JSA and SSA which have remaining terms of seven years, and may be automatically renewed for successive two year renewal terms. Net operating revenues of WXXA included in the consolidated statements of comprehensive income, were $3.1 million and $9.3 million, respectively, for the three and nine months ended September 30, 2014; operating income was $0.4 million and $0.9 million, respectively, for the same periods. Net operating revenues of WXXA included in the consolidated statements of comprehensive income, were $2.6 million and $7.9 million, respectively, for the three and nine months ended September 30, 2013; operating income was $0.1 million and $0.4 million, respectively, for the same periods.

The carrying amounts and classification of the assets and liabilities of the Shield Stations which have been included in the consolidated balance sheets as of September 30, 2014, and December 31, 2013 were as follows:

	September 30,	December 31,
(In thousands)	2014	2013
Assets
Current assets
Cash and cash equivalents	$1,047	$4,110
Trade accounts receivable (less allowance for doubtful accounts 2014 - $66; 2013 - $105)	3,342	3,831
Prepaid expenses and other current assets	882	671
Total current assets	5,271	8,612
Property and equipment, net	2,088	2,996
Other assets, net	1,440	697
Definite lived intangible assets, net	3,170	3,400
Broadcast licenses	22,400	22,400
Goodwill	2,730	2,730
Total assets	$37,099	$40,835
Liabilities
Current liabilities
Trade accounts payable	$29	$-
Other accrued expenses and other current liabilities	2,581	2,180
Current installments of long-term debt	2,400	2,400
Total current liabilities	5,010	4,580
Long-term debt	27,800	29,600
Other liabilities	5,419	8,399
Total liabilities	$38,229	$42,579

Note 4: Debt and Other Financial Instruments

Long-term debt at September 30, 2014, and December 31, 2013, was as follows:

(In thousands)	2014	2013

Media General Credit Agreement	$876,000	$885,000
Shield Media Credit Agreement	30,200	32,000
Total debt	906,200	917,000

Less: scheduled current maturities	(2,400)	(11,217)

Long-term debt excluding current maturities	$903,800	$905,783

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

The Company repaid $20 million and $84 million of principal on the term loan in the three and nine months ended September 30, 2014, respectively. The early repayment of debt resulted in debt modification and extinguishment costs of $0.2 million in the nine months ended September 30, 2014, due to the accelerated recognition of deferred debt-related items. No such costs were incurred during the three months ended September 30, 2014. In April of 2014, the Company entered into an amendment to its credit agreement. The terms of the amendment will become effective upon the successful completion of the merger with LIN. The amendment permits the Company to obtain additional financing consistent with a commitment letter from Royal Bank of Canada (“RBC”) amended and restated in April 2014. The commitment letter provides for an aggregate $1.6 billion senior secured credit facility, consisting of an incremental $90 million revolving credit facility and incremental term loans in an aggregate principal amount of $1.5 billion, the proceeds of which will be used to pay the cash consideration in the LIN merger, to pay fees and expenses in connection with the merger and to refinance certain existing indebtedness of LIN. The $1.6 billion commitment was voluntarily reduced by $110 million by the Company in connection with the amendment to the Company’s merger agreement with LIN in August 2014. In addition to permitting the incremental financing, the amendment to the credit agreement modifies the leverage ratio covenant requirements as well certain other covenants and transaction restrictions, as defined in the agreement. The Company paid a $1.3 million non-refundable amendment fee to the participating lenders in April of 2014 which was recorded in other assets on the consolidated condensed balance sheet. In August 2014, the Company obtained an incremental term loan of $75 million to facilitate the acquisition of the WHTM station in Harrisburg, Pennsylvania.

See Note 10 for changes to debt subsequent to the end of the quarter.

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

Fair Value

The following table includes information about the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2014, and December 31, 2013:

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets:
Investments
Trading	$427	$427	$281	$281
Liabilities:
Long-term debt:
Media General Credit Agreement	876,000	867,240	885,000	894,956
Shield Media Credit Agreement	30,200	30,200	32,000	32,000

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

Note 5: Taxes on Income

The effective tax rate was 45.4% in the third quarter of 2014 as compared to 40.9% in the third quarter of 2013 and 44.2% in the first nine months of 2014 as compared 40.9% in the equivalent prior-year period.  The increase in both periods was due primarily to increased merger-related expenses, a significant portion of which will not be deductible for tax purposes.  The tax expense in both years was predominantly non-cash due to the Company’s interim net loss for tax purposes and significant net operating loss carryover.  Current tax expense was approximately $0.5 million in the third quarter of 2014 as compared to $0.2 million in the prior year period and was approximately $0.8 million and $0.6 million in the first nine months of 2014, and 2013, respectively; it was attributable to state income taxes.

Note 6: Earnings Per Share

The following table sets forth the computation of basic and diluted income per share for the three and nine months ended September 30, 2014, and 2013.

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Income	Shares	Per Share	Income	Shares	Per Share
(In thousands, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income attributable to Media General	$13,395			$4,477

Undistributed earnings attributable to participating securities	(75)			-

Basic EPS
Income available to common stockholders	$13,320	88,535	$0.15	$4,477	47,803	$0.09

Effect of dilutive securities:
stock options and warrants		492			12,390

Diluted EPS
Income available to common stockholders	$13,320	89,027	$0.15	$4,477	60,193	$0.07

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Income	Shares	Per Share	Income	Shares	Per Share
(In thousands, except per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income attributable to Media General	$25,566			$11,297

Undistributed earnings attributable to participating securities	(165)			-

Basic EPS
Income available to common stockholders	$25,401	88,444	$0.29	$11,297	47,803	$0.24

Effect of dilutive securities:
stock options and warrants		499			12,390

Diluted EPS
Income available to common stockholders	$25,401	88,943	$0.29	$11,297	60,193	$0.19

For the three and nine months ended September 30, 2013, there were 60,193,351 total outstanding securities consisting of 47,802,816 shares of common stock and 12,390,535 warrants. The warrants were exercisable on a one-for-one basis for shares of common stock. In November of 2013, these warrants were converted to shares of no par value voting common stock in connection with the Legacy Media General merger.

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

The following table provides the components of net periodic benefit cost (income) for the Company’s benefit plans for the third quarters and first nine months of 2014 and 2013:

	Three Months Ended
	Pension Benefits		Other Benefits
	September 30,	September 30,	September 30,
(In thousands)	2014	2013	2014
Service cost	$43	$43	$20
Interest cost	5,530	143	269
Expected return on plan assets	(6,717)	(156)	-
Amortization of net loss	-	9	-
Net periodic benefit cost (income)	$(1,144)	$39	$289

	Nine Months Ended
	Pension Benefits		Other Benefits
	September 30,	September 30,	September 30,
(In thousands)	2014	2013	2014
Service cost	$128	$128	$60
Interest cost	16,590	429	807
Expected return on plan assets	(20,150)	(468)	-
Amortization of net loss	-	27	-
Net periodic benefit cost (income)	$(3,432)	$116	$867

Defined Contribution Plans

Effective July 1, 2014, the Company amended the Company’s 401(k) and Supplemental 401(k) plans (the “Plans”) to reduce the maximum effective company matching contribution to 3% of participant compensation as defined by the plans. From January 1, 2014 to June 30, 2014, all eligible and participating employees of the Company’s 401(k) and Supplemental 401(k) plans received a company match of up to a maximum of 4% of their compensation as defined by the plans.

Note 8: Stockholders’ Equity

The following table shows the components of the Company’s stockholders’ equity as of and for the nine months ended September 30, 2014:

			Accumulated
			Other		Non-	Total
	Common Stock		Comprehensive	Retained	Controlling	Stockholders'
(In thousands)	Voting	Non-Voting	Income	Earnings	Interest	Equity
Balance at December 31, 2013	$557,754	$12,483	$5,668	$161,076	$(1,744)	$735,237
Net income	-	-	-	25,566	614	26,180
Conversion of non-voting to voting common stock	6,305	(6,305)	-	-	-	-
Exercise of stock options	483	-	-	-	-	483
Performance accelerated restricted stock	(92)	-	-	-	-	(92)
Director deferred stock units	7,361	-	-	-	-	7,361
Stock-based compensation	2,523	-	-	-	-	2,523
Other	(65)	-	-	-	-	(65)
Balance at September 30, 2014	$574,269	$6,178	$5,668	$186,642	$(1,130)	$771,627

The Directors’ Deferred Compensation Plan was amended in April of 2014 so that future deferred stock unit (“DSU”) awards will only be payable in shares of voting common stock. Additionally, existing directors waived their right to receive cash for past awards. Accordingly, the outstanding liability was transferred to voting common stock and the Company ceased recording further adjustments for changes in fair value of the DSUs.

In accordance with the terms of a registration rights agreement entered into at the time of the Legacy Media General merger, the former Young equity holders who are party to the registration rights agreement have the right to demand registration of their shares for sale in underwritten offerings, subject to certain limitations, and the right to participate in registered underwritten offerings conducted by the Company. The Company conducted a registered underwritten offering in May of 2014 in which 4,845,447 shares of the Company’s voting common stock were sold at a price of $15.50 per share. In conjunction with the offering, 139,548 shares of non-voting common stock were converted to voting common stock. The Company did not receive any of the proceeds of this offering. An additional 279,095 shares of non-voting shares were converted to voting common stock in the third quarter.

The following table shows the components of the Company’s stockholders’ equity as of and for the nine months ended September 30, 2013:

			Accumulated
			Other		Non-	Total
	Common Stock		Comprehensive	Retained	Controlling	Stockholders'
(In thousands)	Voting	Non-Voting	Loss	Earnings	Interest	Equity
Balance at December 31, 2012	$133,000	$-	$(987)	$154,936	$42	$286,991
Net income (loss)	-	-	-	11,297	(694)	10,603
Balance at September 30, 2013	$133,000	$-	$(987)	$166,233	$(652)	$297,594

Note 9: Other

In May of 2014, the Company sold its KRON building in San Francisco to a third party for $24.5 million of net cash proceeds. The Company has leased the space back from the third party through December 31, 2014, with no rental payments required. The Company is required to defer the gain on the sale until the end of the lease term. The Company anticipates recording a gain in the range of $10 million in the fourth quarter. The Company has entered into a sublease for studio and office space in San Francisco and expects to physically move its television operations to the new location in the fourth quarter of 2014.

In April of 2014, the Company adopted a plan to restructure certain corporate and shared service operations intended to save $10 million in operating costs annually. The Company recorded severance expense of $0.3 million in the third quarter and expects to record a total of $0.6 million and $0.2 million of accelerated performance-accelerated restricted stock and stock option expense, respectively, in 2014 to implement the plan. Accrued severance costs are included in the “Accrued expenses and other liabilities” line item on the consolidated condensed balance sheet. Following severance payments of $0.1 million, the remaining severance liability related to the corporate restructuring was approximately $3.7 million as of September 30, 3014. In the second and third quarters of 2014, the Company wrote off by $0.7 million the value of certain broadcast equipment and other assets that will no longer be utilized as planned and cannot be recovered through sale and wrote down by $0.2 million the value of certain held-for-sale real property in Florence, South Carolina , to its estimated fair value less costs to sell. In March of 2014, the Company received just under $1 million of insurance proceeds as settlement for a damaged antenna used by the Company’s television station in Richmond, Virginia. In addition, the Company incurred a net loss of approximately $0.8 million relating to the sale of property and equipment during the nine months ended September 2014. These items resulted in a combined loss of $0.9 million for the nine months ended September 30, 2014 which is reflected in the “Loss (gain) related to property and equipment, net” line on the consolidated condensed statement of comprehensive income for the nine months ended September 30, 2014.

Note 10: Subsequent Events

In October 2014, the Company amended its existing senior secured credit agreement to extend the maturity of the existing $60 million revolving credit facility to five years, reduce the interest rate (effective after consummation of the LIN merger) to LIBOR + 2.50% and make certain other implementing and administrative edits.

Concurrent with the consummation of its announced business combination (“LIN Merger”) with LIN Media LLC (“LIN”), the Company will enter into an additional amendment to its existing senior secured credit agreement to be used in connection with the transaction. These incremental credit facilities consist of (i) a $90 million incremental revolving credit commitment and (ii) an $825 million incremental term loan B facility (collectively, the “Incremental Facilities”). As of the filing date of this Form 10-Q, the amendment implementing such Incremental Facilities has not been executed and delivered, nor have any amounts been borrowed under these Incremental Facilities.

In addition, in early November 2014, the Company, through a newly formed wholly owned subsidiary (the “Issuer”), issued $400 million of senior unsecured notes (the “Senior Notes”). The Senior Notes were issued at a discount of 0.5% and bear interest at 5.875% for a term of eight years. As of the filing date of this Form 10-Q, net proceeds from the issuance of the Senior Notes were being held in escrow. Upon the closing of the LIN Merger, the Issuer will merge with and into LIN Television Corporation (“LIN Television”) with LIN Television continuing as the surviving corporation in such merger and assuming all of the Issuer’s obligations under the Senior Notes and the indenture governing the Senior Notes. The Company will also deposit $5.65 million, representing original discount and interest through December 31, 2014 into escrow. The Company can elect (with three days prior notice and funding of interest) to extend the contingency period for up to two 90-day periods.

The proceeds of the Senior Notes will repay certain LIN indebtedness while the Incremental Facilities, together with cash on hand and certain of the proceeds from previously announced divestitures, will be used to pay a portion of the merger consideration for the LIN Merger, repay certain other existing indebtedness of LIN and pay related fees and expenses.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Media General, Inc. is a leading local television broadcasting and digital media company, providing top-rated news, information and entertainment in strong markets across the U.S. The Company owns or operates 32 network-affiliated broadcast television stations (twelve with CBS, nine with NBC, eight with ABC, one with FOX, one with CW and one with MyNetworkTV) and their associated digital media and mobile platforms, in 29 markets. These stations reach approximately 17.2 million, or approximately 15%, of U.S. TV households. Seventeen of the 32 stations are located in the top 75 designated market areas. Media General first entered the local television business in 1955 when it launched WFLA in Tampa, Florida as an NBC affiliate. The Company subsequently expanded its station portfolio through acquisition.

In November of 2013, Media General, Inc. (“Legacy Media General”) and New Young Broadcasting Holding Co., Inc. (“Young”) merged, combining Legacy Media General’s 18 stations and Young’s 13 stations. Although Legacy Media General was the legal acquirer, the transaction was accounted for as a reverse merger whereby Young acquired Legacy Media General for accounting purposes only. As a result, the financial statements reflect only Young’s historical results for the three and nine months ended September 30, 2013.

In March of 2014, the Company entered into a merger agreement with LIN Media LLC (“LIN”). As described in Note 2 of Item 1, in order to obtain regulatory approvals for the transaction, the Company and LIN and their respective subsidiaries, as applicable, entered into asset purchase agreements for the sale of the Company’s WJAR station in Providence, RI to subsidiaries of Sinclair Broadcasting Group, Inc. (“Sinclair”), for approximately $120 million, LIN’s WLUK and WCWF stations in Green Bay for approximately $70 million, WI and certain of LIN’s assets associated with the WTGS station in Savannah, GA for $17.5 million to Sinclair, asset purchase agreements for the sale of the Company’s WVTM station in Birmingham, AL to subsidiaries of Hearst Television Inc. (“Hearst), for approximately $58 million and LIN’s WJCL station in Savannah, GA for approximately $4.5 million to Hearst, and an asset purchase agreement for the sale of LIN’s WALA station in Mobile, AL for approximately $86 million to Meredith Corporation. In addition, New Holdco also entered into asset purchase agreements to purchase the KXRM and KXTU stations in Colorado Springs, CO for approximately $53.1 million and the WTTA stations in Tampa Bay, FL for approximately $40 million from subsidiaries of Sinclair. The Company expects that the purchase/sale of these stations will occur substantially concurrently with the closing of the transaction with LIN. It is intended that the acquisitions of the KXRM and KXTU stations in Colorado Springs, CO and the WTTA stations in Tampa Bay, FL will be structured as “like-kind exchanges” under Section 1031 of the Internal Revenue Code for certain of the stations being divested.

On September 1, 2014, the Company completed the acquisition of WHTM, a television station located in Harrisburg, Pennsylvania for approximately $83.4 million, including assumed liabilities. This transaction was accounted for as a purchase and has been included in the Company’s consolidated results of operations since the date of acquisition. On a combined basis, Media General and LIN will own or operate 71 stations across 48 markets, reaching approximately 27.5 million, or approximately 23%, of U.S. TV households.

The new combined company will be well diversified across broadcast networks and geographic footprint and will have strong news and digital operations. Its increased size will create significant operating synergies including opportunities to obtain incremental revenues and more favorable syndicated programming arrangements. Moreover, the new entity will have a strong balance sheet and significant free cash flow. As discussed further in the Liquidity and Capital Resources section below, the Company has secured a commitment for long-term financing which is expected to reduce the effective interest rate for the combined company, based on current interest rates. As set forth in the merger agreement, the closing of the transaction is subject to the satisfaction of a number of conditions including, but not limited to, the approval of various matters relating to the transaction by Media General and LIN shareholders, the approval of the Federal Communications Commission, clearance under the Hart-Scott-Rodino Antitrust Improvements Act and certain third party consents. The transaction was approved by the respective shareholders of the Company and LIN and by the Department of Justice in October of 2014 and is expected to close in the fourth quarter of 2014.

RESULTS OF OPERATIONS

As discussed earlier, results of operations for 2013 include only the results of Young while the results of operations for 2014 are reflective of both Legacy Media General and Young (the “Combined Company”).

The Company recorded net income attributable to Media General of $13.4 million and $25.6 million ($0.15 and $ 0.29 per diluted share) in the third quarter and first nine months of 2014, compared to $4.5 million and $11.3 million ($0.07 and $0.19 per diluted share) in the equivalent periods of 2013. Net income attributable to Media General for the third quarter of both 2014 and 2013, included over $3 million of investment banking, legal, accounting and other professional fees and expenses related to the pending merger with LIN (reflected in the current-year expense), the Legacy Media General merger (reflected in both years) and the acquisition of WHTM, a significant portion of which are not deductible for tax purposes. The first nine months of 2014 and 2013 included merger-related expenses of $13.2 million and $7.6 million, respectively. The Company’s 2014 results included several operating costs that were essentially absent in the prior year, including $0.3 million of severance expense in the third quarter and $4.8 million for the first nine months of the current year.

REVENUES

The following chart provides a comparison of the Company’s major revenue categories, as reported on the statement of comprehensive income, for the three and nine months ended September 30, 2014, and 2013. The revenues generated in 2014 represent the Combined Company’s 32 stations (WHTM since the purchase date of September 1, 2014) during the three and nine months ended September 30, 2014, as compared to the 2013 revenues which are comprised exclusively of Young’s 13 stations.

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
(In thousands)	2014	2013	Change	2014	2013	Change
Local (gross)	$76,370	$31,184	145%	$233,888	$95,290	145%
National (gross)	34,343	15,245	125%	103,500	43,699	137%
Political (gross)	21,418	1,449	1378%	35,192	2,267	1452%
Retransmission (gross)	35,316	10,240	245%	104,281	29,724	251%
Digital (gross)	6,956	1,965	254%	18,877	5,627	235%
Barter and other revenue (gross)	7,301	1,858	293%	21,765	6,379	241%

Agency commissions	(21,480)	(7,844)	174%	(59,250)	(23,062)	157%

Net operating revenue	$160,224	$54,097	196%	$458,253	$159,924	187%

Non-GAAP Revenue Comparison

To allow for meaningful investor assessment of comparable period-over-period results, the following chart presents the non-GAAP adjusted net operating revenue for the Combined Company’s 32 stations (WHTM since the purchase date of September 1, 2014) for the three and nine months ended September 30, 2013. These Combined Company revenues were derived by adding Legacy Media General’s revenues for the third quarter and first nine months of 2013, to the revenues reported above (which consist exclusively of Young’s stations) during those equivalent 2013 periods. The Company provides these non-GAAP financial results for the Combined Company because it believes these metrics will better allow investors, financial analysts and others to evaluate year-over-year changes in the financial results of the Combined Company’s structure. Legacy Media General contributes more than half of the television stations and revenues of the Combined Company and has a significant impact on comparisons as indicated by the preceding and following charts.

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
(In thousands)	2014	2013	Change	2014	2013	Change
Local (gross)	$76,370	$74,921	1.9%	$233,888	$226,746	3.1%
National (gross)	34,343	38,131	-9.9%	103,500	111,899	-7.5%
Political (gross)	21,418	2,498	757.4%	35,192	4,862	623.8%
Retransmission (gross)	35,316	23,436	50.7%	104,281	69,750	49.5%
Digital (gross)	6,956	5,157	34.9%	18,877	14,140	33.5%
Barter and other revenue (gross)	7,301	7,108	2.7%	21,765	22,182	-1.9%

Agency commissions	(21,480)	(18,665)	15.1%	(59,250)	(55,207)	7.3%

Net operating revenue, as adjusted	$160,224	$132,586	20.8%	$458,253	$394,372	16.2%

Net operating revenue for the Combined Company was up 20.8% and 16.2% in the third quarter and first nine months of 2014 as compared to the prior-year equivalent periods due primarily to strong growth in Political, Retransmission and Digital revenues. The Combined Company’s aggregate Winter Olympics revenue was $11.6 million in the first quarter of 2014 (a nearly 50% increase in combined company Winter Olympics revenue from 2010). Despite this influx of revenue, National revenue was down 7.5% in the year-to-date period due primarily to weakness in the restaurant and financial categories; National was down approximately 9.9% in the third quarter as most of the major categories produced revenues below their 2013 third-quarter level as Political revenues swelled. Local revenues rose approximately 1.9% and 3.1% in the third quarter and first nine months of 2014 due in part to the solid performance in the healthcare category; growth in the telecommunications category contributed to the quarterly improvement and stellar telecommunications and automotive advertising augmented the year-to-date increase. Political revenue for the Combined Company was up more than 8 times from the prior-year level in the third quarter of 2014 due to competitive gubernatorial and Senate races in several states, as well as strong issue spending. Political revenue was up over 7 times in the prior-year level in the first nine months of 2014 bolstered by Davenport, IA and contested races in Georgia and North Carolina. Retransmission and digital revenue continued their strong growth, increasing approximately 50% and 35% respectively, in both the third quarter and first nine months of 2014 over the same periods of 2013.

OPERATING COSTS

Operating costs as reported on the consolidated statements of comprehensive income increased $79.9 million and $246 million in the third quarter and first nine months of 2014, respectively, from the prior-year equivalent periods due overwhelmingly to the addition of Legacy Media General’s operating costs in the current year, severance expense at the corporate level and merger-related costs (particularly in the year-to-date period) as previously described. Corporate and other expenses were higher in both the third quarter and first nine months of 2014 due to the presence of Legacy Media General’s corporate infrastructure. The increase was mitigated by the absence of certain Young corporate expenses and modest net periodic income relating to Legacy Media General’s retirement and postretirement plans. Depreciation and amortization expense was up approximately three and one-half times over the prior year’s third quarter and first nine months. The increase reflects the presence of the Legacy Media General assets including $214 million of definite-lived intangible assets and $183 million of property and equipment recorded at fair value in purchase accounting.

On a Combined Company basis, operating costs increased $9.6 million (8%) and $30.5 million (9%) in the three and nine months ended September 30, 2014, as compared to those similar periods in 2013, due in large part to severance expense at the corporate level and increased depreciation and amortization, partially offset by lower corporate and other expenses and merger-related costs. Additionally, higher Retransmission revenues resulted in additional fees for reverse compensation paid to networks ($10 million YTD). Station expenses were also higher due to merit increases and a moderate rise in benefit costs.

INTEREST EXPENSE

Interest expense in the third quarter and first nine months of 2014 increased by $7.9 million and $23.3 million, respectively, from the corresponding periods of 2013 due to the assumption of Legacy Media General’s debt. However, the Company’s effective interest rate decreased in both periods of 2014 due to the November 2013 refinancing described in the Liquidity and Capital Resources section below. The Company’s effective interest rate dropped from 5.1% in the third quarter and 5.2% in the first nine months of 2013 (both based on approximately $162 million of average outstanding debt) to 4.2% in the third quarter and 4.4% in the first nine months of 2014 (based on average debt outstanding of $919 million and $902 million, respectively).

In the first nine months of 2014, the Company repaid $84 million of principal on the Media General term loan (and $1.8 million on the Shield loans). The Company far exceeded its quarterly requirement of making $2.8 million of aggregate principal payments in the first three quarters of 2014.

INCOME TAXES

The effective tax rate was 45.4% and 40.9% in the third quarter of 2014 and 2013, respectively, and 44.2% and 40.9% in the first nine months of the current and prior year, respectively. The increase was due primarily to merger-related expenses, a significant portion of which will not be deductible for tax purposes.  The tax expense in both years was predominantly non-cash due to the Company’s interim net loss for tax purposes and significant net operating loss carryovers.  Current tax expense was approximately $ 0.5 million and $0.2 million in the third quarter of 2014 and 2013, respectively, and was approximately $ 0.8 million and $ 0.6 million in the first nine months of 2014 and 2013, respectively. Current tax expense is primarily attributable to state income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash flow from operations, but it also had a $60 million revolving credit agreement (with no outstanding balance) and $26.9 million of cash on its balance sheet as of September 30, 2014. The Legacy Media General merger transaction has enhanced the Company’s ability to generate cash, particularly in even-numbered years when Political and Olympic revenues are most prominent.

The Company generated $43.4 million of cash from operating activities in the first nine months of 2014 as improvements in operating performance even with $49 million of contributions the Company made to its retirement plans, the majority of which occurred in the first quarter of 2014. The Company generated $18.6 million of cash from operating activities in the year-ago period.

The Company used cash from its investing activities of $75.1 million during the first nine months of 2014. Capital expenditures of $18.6 million and the $83.2 million of net cash paid for the acquisition of WHTM were partially offset by net cash proceeds of $24.5 million from the sale of the Company’s KRON studio and office building in San Francisco. Concurrently with the sale of that building, the Company leased the space back from the third party through the end of the year with no rental payments required. The Company is required to defer the gain on this sale until the end of the lease term. The Company anticipates recording a gain in the range of $10 million upon lease termination. The Company used cash of $14.3 million to acquire the assets of WLAJ in the first quarter of 2013 and spent $8.3 million on capital projects in the first nine months of 2013.

The $13 million of cash used by financing activities in the nine months ended September 30, 2014, primarily resulted from principal payments of $85 million on the Media General term loan and $1.2 million of principal payments on the Shield Media term loans offset by $75 million in new borrowings to acquired WHTM. In the year-ago period, the Company used $3.4 million of cash for financing activities. These activities consisted primarily of $10 million in borrowings to finance the WLAJ acquisition and the repayment of $12.9 million on its senior credit facility.

Debt Agreements

At September 30, 2014, the Company had the following debt facilities (presented with maturity dates). All of this debt arose as part of a refinancing consummated immediately following the Legacy Media General merger on November 12, 2013.

Media General Term Loan (7/31/2020)	$876 million	LIBOR + 3.25% with a 1% LIBOR floor

Media General Revolver (7/31/2018)	$60 million available	LIBOR + 2.75%; 0.5% commitment fee
None drawn

Shield Media Term Loans (7/31/2018)	$30.2 million	LIBOR + 3.25%

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

Because the Company repaid $85 million of principal on the Media General term loan in the first three quarters of 2014 (all of which can be applied to future required amortization), the current portion of long-term debt represents principal payments of $2.4 million on the Shield Media term loans that are due in the coming year. The Media General loans are guaranteed by its subsidiaries, and the Company and its subsidiaries have pledged substantially all of their assets as collateral for the loans. The Shield Media loans are guaranteed by the Company, and the Company and its subsidiaries have pledged substantially all of its assets as collateral for the loans, on a pari passu basis with the Media General credit agreement.

The Media General credit agreement contains a leverage ratio covenant, which involves debt levels and a rolling eight-quarter calculation of EBITDA, as defined in the agreement. At September 30, 2014, the ratio was 4.18X compared to a maximum allowable ratio of 5.50X. Additionally, the agreement has restrictions on certain transactions including the incurrence of additional debt, capital leases, investments, additional acquisitions, asset sales and restricted payments (including dividends and share repurchases) as defined in the agreement.

The Shield Media loans have a fixed charge coverage ratio (a ratio of fixed charges (interest, debt payments, capital expenditures and taxes) to EBITDA, calculated on a rolling eight-quarter basis, as defined in the agreement). At September 30, 2014, the ratio was 2.46X compared to a minimum allowable ratio of 1.00X. The Company expects the fixed charge coverage ratio will decline each quarter through the fourth quarter of 2015 when a full eight quarters of interest and principal payments will be reflected in the calculation. The agreement also has restrictions on transactions similar in nature to those in the new Media General credit agreement, but scaled to Shield Media’s smaller size. Additionally, the agreement has more specific covenants regarding the operation of the Shield Media business and requires that each Shield Media holding company that controls a Shield Media station limit its activities to the performance of its obligations under the Shield Media credit documents, and activities incidental thereto, including owning a Shield Media station and the performance of its obligations under and activities related to the shared services agreement. Both the Media General and Shield Media credit agreements contain cross-default provisions.

In April of 2014, the Company entered into an amendment to its credit agreement. The terms of the amendment will become effective upon the successful completion of the merger with LIN. The amendment permits the Company to obtain additional financing consistent with a commitment letter from RBC (amended and restated in April 2014). The commitment letter provides for an aggregate $1.6 billion senior secured credit facility, consisting of an incremental $90 million revolving credit facility and incremental term loans in an aggregate principal amount of $1.5 billion, the proceeds of which will be used to pay the cash consideration in the LIN merger, fees and expenses in connection with the merger and to refinance certain existing indebtedness of LIN. The $1.6 billion commitment was voluntarily reduced by $110 million by the Company in connection with the amendment to the Company’s merger agreement with LIN in August 2014. In addition to permitting the incremental financing, the amendment to the credit agreement modifies the leverage ratio covenant requirements as well certain other covenants and transaction restrictions, as defined in the agreement. The Company paid a $1.3 million non-refundable amendment fee to the participating lenders in April of 2014. In August 2014, the Company obtained an incremental term loan of $75 million to facilitate the acquisition of WHTM in Harrisburg, Pennsylvania, and paid $1.2 million in fees to facilitate the new borrowing.

In October 2014, the Company amended its existing senior secured credit agreement to extend the maturity of the existing $60 million revolving credit facility to five years, reduce the interest rate (effective after consummation of the LIN merger) to LIBOR + 2.50% and make certain other implementing and administrative edits.

Concurrent with the consummation of its announced business combination (“LIN Merger”) with LIN Media LLC (“LIN”), the Company will enter into an additional amendment to its existing senior secured credit agreement to be used in connection with the transaction. These incremental credit facilities consist of (i) a $90 million incremental revolving credit commitment and (ii) an $825 million incremental term loan B facility (collectively, the “Incremental Facilities”). As of the filing date of this Form 10-Q, the amendment implementing such Incremental Facilities has not been executed and delivered, nor have any amounts been borrowed under these Incremental Facilities.

In addition, in early November 2014, the Company, through a newly formed wholly owned subsidiary (the “Issuer”), issued $400 million of senior unsecured notes (the “Senior Notes”). The Senior Notes were issued at a discount of 0.5% and bear interest at 5.875% for a term of eight years. As of the filing date of this Form 10-Q, net proceeds from the issuance of the Senior Notes were being held in escrow. Upon the closing of the LIN Merger, the Issuer will merge with and into LIN Television Corporation (“LIN Television”) with LIN Television continuing as the surviving corporation in such merger and assuming all of the Issuer’s obligations under the Senior Notes and the indenture governing the Senior Notes. The Company will also deposit $5.65 million, representing original discount and interest through December 31, 2014 into escrow. The Company can elect (with three days prior notice and funding of interest) to extend the contingency period for up to two 90-day periods.

OUTLOOK

Once regulatory approval is obtained and other required conditions are met, the Company is looking forward to consummating its announced merger with LIN. The combination of Legacy Media General and Young has alreadytranslated into a strong operating performance and demonstrated what additional scale can contribute to the bottom line. The merger has achieved financing synergies and facilitated increased cash flow generation which enabled the Company to pay down debt significantly ahead of schedule and contribute approximately $50 million to Legacy Media General’s retirement plan. The Company’s leverage is now among the lowest in the industry. The Company also reaped benefits from the Winter Olympics on its NBC stations and March Madness on its CBS stations and is capitalizing on strong spending in political races across the country. The Company operates in the battleground states of Iowa, Florida, Michigan, North Carolina, Ohio, Virginia and Wisconsin. Additionally, the Senate race in Louisiana is headed for a run-off.

Media General has become an acquirer in the ongoing consolidation of the broadcast television industry. On September 1, 2014, the Company purchased WHTM, a station in the capital-city market of Harrisburg, Pennsylvania. The announced combination of Media General and LIN will more than double the size of the Company and create a leading pure-play local television company in the United States based on 2012/2013 average Adjusted EBITDA. After the business combination with LIN, the combined Company will have a stronger balance sheet and an enhanced ability to generate stronger cash flows than either company could achieve on its own. Additionally, the Company has put in place additional pieces of its permanent financing at favorable rates subsequent to the end of the quarter.

Non-GAAP Financial Metrics

As described previously on pages 19 and 20, the Company has presented net operating revenues, as adjusted, for the three and nine months ended September 30, 2013.  Additionally, the Company has discussed operating costs, as adjusted for those equivalent periods on page 20 and 21. A reconciliation of these non-GAAP financial metrics to net operating revenue and total operating costs as reported on the consolidated statements of operations is provided below. The purpose of the Adjustments column is to include Legacy Media General revenues and expenses for the three and nine months ended September 30, 2013.

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(In thousands)	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Local (gross)	$31,184	$43,737	$74,921	$95,290	$131,456	$226,746
National (gross)	15,245	22,886	38,131	43,699	68,200	111,899
Political (gross)	1,449	1,049	2,498	2,267	2,595	4,862
Retransmission (gross)	10,240	13,196	23,436	29,724	40,026	69,750
Digital (gross)	1,965	3,192	5,157	5,627	8,513	14,140
Barter and other revenue (gross)	1,858	5,250	7,108	6,379	15,803	22,182

Agency commissions	(7,844)	(10,821)	(18,665)	(23,062)	(32,145)	(55,207)

Net operating revenue, as adjusted	$54,097	$78,489	$132,586	$159,924	$234,448	$394,372

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(In thousands)	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Operating costs:
Operating expenses, excluding depreciation expense	$20,612	$29,271	$49,883	$59,399	$87,220	$146,619
Selling, general and administrative expenses	14,237	23,300	37,537	42,984	69,055	112,039
Amortization of program license rights	2,451	2,702	5,153	7,433	8,168	15,601
Corporate and other expenses	(484)	7,833	7,349	4,097	24,650	28,747
Depreciation and amortization	4,481	5,957	10,438	13,616	17,996	31,612
Loss (gain) related to property and equipment, net	11	10	21	(32)	78	46
Merger-related expenses	3,236	1,218	4,454	7,623	8,389	16,012
Corporate severance expense	630	-	630	634	(29)	605
Total operating costs, as adjusted	$45,174	$70,291	$115,465	$135,754	$215,527	$351,281

* * * * * * * *

Certain statements in this quarterly report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to accounting estimates and assumptions, expectations regarding the pending merger and acquisition, regulatory approvals and debt levels, interest rates, the impact of technological advances including consumer acceptance of mobile television and expectations regarding the effects of retransmission fees, network affiliate fees, pension and postretirement plans, capital spending, general advertising levels and political advertising levels, the effects of changes to FCC regulations and FCC approval of license applications. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “plans,” “may” and similar words, including “outlook”, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements. The reader should understand that it is not possible to foresee or identify all risk factors. Consequently, any such list should not be considered a complete statement of all potential risks or uncertainties.

Various important factors could cause actual results to differ materially from the Company’s forward looking statements, estimates or projections including, without limitation:  failure to complete the merger transaction, the economic climate for and efficacy of debt refinancing, regulatory approvals, changes in advertising demand, changes to pending accounting standards, changes in consumer preferences for programming and delivery method, changes in relationships with broadcast networks, changes in relationships with cable and satellite providers, the performance of pension plan assets, health care cost trends, regulatory rulings including those related to ERISA and income tax law, natural disasters, the effects of retransmission agreements and integration efforts on the Company’s results of operations and its financial condition. Actual results may differ materially from those suggested by forward-looking statements for a number of reasons including those described in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.          Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2013, provides disclosures about market risk. As of September 30, 2014, there have been no material changes in the Company’s market risk from December 31, 2013.

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2014. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

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

None

Item 6.          Exhibits

(a)	Exhibits

	31.1	Section 302 Chief Executive Officer Certification

	31.2	Section 302 Chief Financial Officer Certification

	32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

101

The following financial information from the Media General, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL includes: (i) Consolidated Condensed Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and September 30, 2013, (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013, and (iv) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

DATE: November 6, 2014	/s/ George L. Mahoney
George L. Mahoney
President and Chief Executive Officer

DATE: November 6, 2014	/s/ James F. Woodward
James F. Woodward
Senior Vice President, Chief Financial Officer