Form 10-K
period 2014-12-31
MEDIA GENERAL INC
filed 2015-03-02
CIK 216539

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period            to

Commission File No. 1-6383

MEDIA GENERAL, INC.

(Exact name of registrant as specified in its charter)

Commonwealth of Virginia	46-5188184
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

333 E. Franklin St., Richmond, VA	23219
(Address of principal executive offices)	(Zip Code)

(804) 887-5000

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Voting Common Stock	New York Stock Exchange
(Title of class)	(Name of exchange on
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

Large accelerated filer      X                  Accelerated filer                           Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                    No              X

The aggregate market value of voting and non-voting stock held by nonaffiliates of the registrant, based upon the closing price of the Company’s Class A Common Stock as reported on the New York Stock Exchange, as of June 30, 2014, was $1,822,091,042.

The number of shares of Voting Common Stock (no par value) outstanding on February 27, 2015, was 130,161,950.

Part III incorporates information by reference from the proxy statement for the Annual Meeting of Stockholders to be held on April 23, 2015.

Index to Media General, Inc.

Annual Report on Form 10-K for the Year Ended December 31, 2014

Part I

Item 1. Business

General

On December 19, 2014 (the "Closing Date"), Media General, Inc., now known as MGOC, Inc. (“Old Media General”), and LIN Media LLC, a Delaware limited liability company (“LIN Media” or “LIN”) were combined in a business combination transaction (the “LIN Merger”). As a result of this merger, Media General, Inc. formerly known as Mercury New Holdco, Inc. (“New Media General” or the “Company”) became the parent public-reporting company of the combined company; LIN Television Corporation (“LIN Television”) became a direct, wholly owned subsidiary of New Media General and Old Media General became a direct, wholly owned subsidiary of LIN Television and an indirect, wholly owned subsidiary of New Media General. The Company is headquartered in Richmond, Virginia.

Also on the Closing Date, the Company, through its wholly owned subsidiaries, completed the sale of the following television stations: (i) WJAR-TV in Providence, Rhode Island, (ii) WLUK-TV and WCWF-TV in Green Bay-Appleton, Wisconsin, (iii) certain assets of WTGS-TV in Savannah, Georgia, (iv) WVTM-TV in Birmingham, Alabama, (v) WJCL-TV in Savannah, Georgia, and (vi) WALA-TV in Mobile, Alabama. It also completed the purchase of the following television stations: (i) KXRM-TV and KXTU-LD in Colorado Springs, Colorado and (ii) WTTA-TV in Tampa, Florida.

References to Media General or the Company in this Annual Report on Form 10-K that include any period at and before the effectiveness of the LIN Merger shall be deemed to refer to Old Media General as the predecessor registrant to New Media General. References to Legacy Media General refer to Old Media General prior to the merger with New Young Broadcasting Holding Co., Inc. (“Young”) as further described below.

On November 12, 2013, Legacy Media General and Young were combined in a tax-free, all-stock merger transaction (the “Young Merger”). In the Merger, Media General issued to Young’s equity holders 60.2 million shares of Media General voting common stock. The merger with Young was accounted for as a reverse acquisition in accordance with FASB Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). For financial reporting purposes, Young was the acquirer and the continuing reporting entity. Accordingly, financial information presented for the Company in the consolidated financial statements for the year ended December 31, 2012 reflects the historical activity of Young.

As a result of the mergers described above, the Company owns, operates or services 71 network-affiliated stations and their associated digital media and mobile platforms (22 with CBS, 14 with NBC, 12 with ABC, eight with FOX, seven with MyNetworkTV, seven with CW, and one with Telemundo), operating in 48 markets.

Legacy Media General was incorporated in Virginia and became a public company in 1969. It grew through acquisition, mostly by purchasing high-quality, privately owned local media entities in the Southeast. Legacy Media General sold all of its newspapers in 2012. Young was incorporated in 2009 for purposes of acquiring the business of Young Broadcasting Inc. in connection with Young Broadcasting Inc.’s bankruptcy filing under Chapter 11 of Title 11 of the United States Bankruptcy Code. In June of 2010, Young Broadcasting Inc. emerged from bankruptcy as a wholly owned subsidiary of Young pursuant to Young Broadcasting Inc.’s confirmed Chapter 11 plan of reorganization. Various LIN entities have owned and operated television stations since 1966. LIN Television was incorporated in 1990 and LIN TV Corp. (“LIN TV”), LIN Television’s former parent, was incorporated in 1998. On July 30, 2013, LIN TV merged with and into LIN Media LLC, a wholly owned subsidiary of LIN TV, with LIN Media LLC continuing as the surviving entity. LIN TV became a public company in 2002.

Broadcast Stations and Markets

The Company’s operations as of December 31, 2014, include television stations (which cover 23% of the U.S.), websites and digital operations as shown on the following map:

The following table sets forth general information for the Company’s television stations as of December 31, 2014:

Market	DMA Rank (1)	Station	Network Affiliation	Status (2)	Station Rank (3)	Audience Share % (3)	Expiration Date of Primary Network Agreement	Expiration of FCC License

San Francisco, CA	6	KRON	MyTV		5	2	9/28/2016	12/1/2014 (5)
Tampa - St. Petersburg - Sarasota, FL	14	WFLA	NBC		2	6	12/31/2015	2/1/2021
Tampa - St. Petersburg - Sarasota, FL	14	WTTA	MyNet		7	1	9/28/2016	2/1/2013 (5)
Portland, OR	22	KOIN	CBS		3	8	12/31/2021	2/1/2023
Raleigh - Durham, NC	24	WNCN	NBC		3	4	12/31/2015	12/1/2020
Indianapolis, IN	26	WISH	CW		2	8	9/1/2021	8/1/2021
Indianapolis, IN	26	WNDY	MyNet		6	1	9/28/2016	8/1/2021
Nashville, TN	29	WKRN	ABC		3	9	8/31/2015	8/1/2021
Hartford-New Haven, CT	30	WTNH	ABC		3	8	8/31/2017	4/1/2015
Hartford-New Haven, CT	30	WCTX	MyNet		6	1	9/28/2016	4/1/2015
Columbus, OH	32	WCMH	NBC		2	9	12/31/2015	10/1/2021
Greenville-Spartanburg, SC, Asheville, NC	37	WSPA	CBS		2	10	8/31/2019	12/1/2020
Greenville-Spartanburg, SC, Asheville, NC	37	WYCW	CW		6	2	9/1/2021	12/1/2020
Grand Rapids-Kalamazoo-Battle Creek, MI	39	WOOD	NBC		1	15	1/1/2017	10/1/2021
Grand Rapids-Kalamazoo-Battle Creek, MI	39	WOTV	ABC		5	2	8/31/2017	10/1/2021
Grand Rapids-Kalamazoo-Battle Creek, MI	39	WXSP	MyNet		8	1	9/28/2016	10/1/2021
Austin, TX	40	KXAN	NBC		1	8	1/1/2017	8/1/2022
Austin, TX	40	KNVA+	CW	LMA	5	2	9/1/2021	8/1/2022
Austin, TX	40	KBVO	MyNet		6	1	9/28/2016	8/1/2022
Birmingham, AL	44	WIAT	CBS		3	6	8/31/2019	4/1/2021
Norfolk-Portsmouth-Newport News, VA	45	WAVY	NBC		1	10	1/1/2017	10/1/2020
Norfolk-Portsmouth-Newport News, VA	45	WVBT	FOX		5	3	12/31/2017	10/1/2020
Harrisburg, PA	45	WHTM	ABC		2	10	12/31/2017	8/1/2015
Albuquerque-Santa Fe, NM	47	KRQE+	CBS		2	9	8/31/2019	10/1/2022
Albuquerque-Santa Fe, NM	47	KASA	FOX		4	3	12/31/2017	10/1/2022
Albuquerque-Santa Fe, NM	47	KWBQ+	CW	SSA	5	2	9/1/2021	10/1/2022
Albuquerque-Santa Fe, NM	47	KASY	MyNet	SSA	6	2	9/28/2016	10/1/2022
Buffalo, NY	52	WIVB	CBS		2	11	8/31/2019	6/1/2015
Buffalo, NY	52	WNLO	CW		5	2	9/1/2021	6/1/2015
Providence, RI-New Bedford, MA	53	WPRI	CBS		2	8	8/31/2019	4/1/2015
Providence, RI-New Bedford, MA	53	WNAC	FOX	LMA	3	4	12/31/2017	4/1/2007
Richmond, VA	57	WRIC	ABC		2	9	8/31/2015	10/1/2020
Albany, NY	58	WTEN+	ABC		3	12	8/31/2015	6/1/2015
Albany, NY	58	WXXA	FOX	SSA/JSA	4	5	12/31/2017	6/1/2015
Mobile, AL - Pensacola, FL	59	WKRG	CBS		1	13	8/31/2019	4/1/2021
Mobile, AL/Pensacola, FL	59	WFNA	CW		7	1	9/1/2021	4/1/2021
Knoxville, TN	61	WATE	ABC		3	6	8/31/2015	8/1/2021
Dayton, OH	64	WDTN	NBC		2	8	1/1/2017	10/1/2021
Dayton, OH	64	WBDT	CW	SSA/JSA	5	3	9/1/2021	10/1/2021
Roanoke - Lynchburg, VA	66	WSLS	NBC		3	9	12/31/2015	10/1/2020
Wichita-Hutchinson, KS	67	KSNW+	NBC		2	13	1/1/2017	6/1/2022
Honolulu, HI	69	KHON+	FOX		2	11	12/31/2017	2/1/2015
Green Bay, WI	70	WBAY	ABC		1	16	8/31/2015	12/1/2021
Colorado Springs-Pueblo, CO	89	KXRM	FOX		4	5	12/31/2017	4/1/2014 (5)
Colorado Springs-Pueblo, CO	89	KXTU	CW		5	1	9/1/2021	4/1/2014 (5)
Savannah, GA	92	WSAV	NBC		2	11	12/31/2015	4/1/2021
Jackson, MS	94	WJTV	CBS		2	13	8/31/2019	6/1/2021
Charleston, SC	95	WCBD	NBC		2	10	12/31/2015	12/1/2020
Tri-Cities, TN/VA	97	WJHL	CBS		2	13	8/31/2019	8/1/2021
Greenville - New Bern, NC	99	WNCT	CBS		3	11	8/31/2019	12/1/2020
Davenport, IA	100	KWQC	NBC		1	21	12/31/2015	2/1/2022
Myrtle Beach - Florence, SC	102	WBTW	CBS		1	18	8/31/2019	12/1/2020
Fort Wayne, IN	109	WANE	CBS		1	21	8/31/2019	8/1/2021
Sioux Falls, SD	111	KELO+	CBS		1	25	8/31/2019	4/1/2022

Market	DMA Rank (1)	Station	Network Affiliation	Status (2)	Station Rank (3)	Audience Share % (3)	Expiration Date of Primary Network Agreement	Expiration of FCC License
Augusta, GA - Aiken, SC	112	WJBF (4)	ABC		2	15	12/31/2018	4/1/2021
Youngstown, OH	113	WKBN	CBS		2	15	12/31/2021	10/1/2021
Youngstown, OH	113	WYTV	ABC	SSA/JSA	3	7	8/31/2017	10/1/2021
Youngstown, OH	113	WYFX+	FOX		4	4	12/31/2017	10/1/2021
Springfield-Holyoke, MA	114	WWLP	NBC		1	21	1/1/2017	4/1/2015
Lansing, MI	115	WLNS	CBS		2	16	12/31/2021	10/1/2013 (5)
Lansing, MI	115	WLAJ	ABC	SSA/JSA	3	5	12/31/2015	10/1/2021
Lafayette, LA	122	KLFY	CBS		1	19	12/31/2021	6/1/2021
Columbus, GA	126	WRBL	CBS		1	12	8/31/2019	4/1/2021
Topeka, KS	134	KSNT	NBC		2	14	1/1/2017	6/1/2022
Topeka, KS	134	KTKA	ABC	SSA/JSA	3	6	12/31/2018	6/1/2022
Topeka, KS	134	KTMJ	FOX		4	4	12/31/2017	6/1/2022
Mason City, IA	153	KIMT	CBS		2	15	8/31/2019	2/1/2022
Terre Haute, IN	155	WTHI	CBS		1	21	8/31/2019	81/2021
Hattiesburg - Laurel, MS	167	WHLT	CBS		2	7	8/31/2019	6/1/2021
Rapid City, SD	173	KCLO	CBS		3	8	8/31/2019	4/1/2022
Lafayette, IN	189	WLFI	CBS		1	21	12/31/2021	8/1/2021

(1) Designated Market Area or "DMA" estimates and rankings are taken from Nielsen Local Universe Estimates for the 2014-2015 Broadcast Season, effective September 27, 2014. There are 210 DMAs in the United States. All Nielsen data included in this report represents Nielsen estimates, and Nielsen has neither reviewed nor approved the data included in this report.

(2) We own or operate all of our stations and digital channels except for those (i) noted as "LMA" which indicates stations to which we provide services under a local marketing agreement, (ii) noted as "SSA" which indicates stations to which we provide technical, engineering, promotional, administrative and other operational support services under a shared services agreement, and (iii) noted as "JSA" which indicates stations to which we provide advertising sales services under a joint sales agreement.

(3) Station Rank and Audience Share % are based on an average of February 2014, May 2014, July 2014 and November 2014 Nielsen data, Sign-On to Sign-Off (M-SU 6A-2A) TV household share.

(4) The station is also party to joint sales and shared service agreements for WAGT, a NBC affiliate, which is licensed to an independent third party.

(5) Broadcast licenses are granted by the FCC for maximum terms of eight years and are subject to renewal upon application to the FCC. The licenses remain in effect until action on the renewal applications has been completed. The Company has filed all of its applications for renewal in a timely manner prior to the applicable expiration dates and expects its applications will be approved when the FCC works though its backlog, as is routine in the industry.

Revenues, Cyclicality and Seasonality

The Company’s primary source of revenue is the sale of advertising time on its television stations. Advertising revenue is recognized when advertisements are aired. Agency commissions related to advertising are recorded as a reduction of revenue.  Advertising rates are influenced by a variety of factors including demand, the size of a station’s market, the station’s overall rating, economic conditions and the popularity of the station’s local, network and syndicated programming. Broadcast advertising revenue represented approximately 73%, 77% and 84% of gross operating revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

Broadcast advertising revenue is generally higher in even-numbered years due to political election spending and advertising revenue generated from the Olympic Games on the Company’s fourteen NBC stations. Increased consumer advertising in the spring and for the holiday season generally generates higher advertising revenue in the second and fourth quarters of each year.

The Company receives consideration from certain satellite and cable providers in return for the Company’s consent to the retransmission of the signals of its television stations. Retransmission consent revenue is recognized on a per subscriber basis in accordance with terms of each contract. Retransmission consent revenue represented approximately 19%, 16% and 10% of gross operating revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

As part of the merger with LIN Media in 2014, the Company has an innovative digital media portfolio that helps agencies and brands effectively and efficiently reach their target audiences. The digital media businesses use the latest in conversational marketing, video, display, mobile, social intelligence and monetization, as well as reporting across all screens. The industry-leading digital portfolio is comprised of six digital offerings: LIN Digital, LIN Mobile, Federated Media, Dedicated Media, HYFN, and BiteSize TV. LIN Digital provides premium display and premium video advertising on LIN Digital’s advertising network. LIN Mobile provides premium mobile advertising, including proprietary software to optimize audience reach. Federated Media provides premium display and video advertising on a network of influential website publishers, including popular lifestyle bloggers. Dedicated Media provides performance-based marketing, data targeting and analytics and helps clients optimize digital marketing campaigns. HYFN is a full service digital agency that develops and implements mobile, social and web experiences for some of the world’s largest brands. The newest investment, BiteSize TV, is a video content creator. Together with the Company’s television station websites, the digital businesses described above provide an ecosystem that drives scale, synergies and opportunities to further expand the Company’s national, regional and local sales channels. Digital advertising revenue is recognized when the advertisement is displayed on our websites and mobile applications, or the websites and mobile applications of the publishers and partners in our advertising network.

The Company generates revenue from other sources, which include commercial production and tower space rental income. The Company, in the ordinary course of business, also provides advertising airtime to certain customers in exchange for products or services.

Industry

All television stations in the country are grouped by Nielsen, a national audience measuring service, into approximately 210 Designated Market Areas (“DMA”) that are ranked in size according to various formulae based upon actual or potential audience. Each DMA is determined as an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Nielsen periodically publishes data on estimated audiences for the television stations in the various television markets throughout the country. The estimates are expressed in terms of the percentage of the total potential audience in the market viewing a station, which is referred to as the station’s “rating,” and of the percentage of the audience actually watching television, which is referred to as the station’s “share.” Nielsen provides such data on the basis of total television households and selected demographic groupings in the market using three methods of determining a station’s ability to attract viewers (diary markets, meter-diary adjusted markets and local people meter markets). Ratings in large DMAs are determined by meters connected directly to select television sets. In mid-sized DMAs, ratings are determined by a combination of meters connected directly to television sets and weekly diaries of television viewing, while in smaller markets only weekly diaries are used to determine viewing.

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

Further advances in technology may increase competition for household audiences and advertisers. Video compression techniques, applicable to all video delivery systems, reduce the bandwidth required for television signal transmission and have the potential to provide vastly expanded programming to highly targeted audiences. This ability to reach very narrowly defined audiences is expected to alter the competitive dynamics for advertising expenditures. The same compression technology, however, enables local television broadcast stations to broadcast multiple digital channels of local television programming. This technology expands the capacity of local television broadcast stations to provide more programming and potentially develop new sources of revenue. The Company is unable to predict the effect that any of these or other technological changes in which programming may be delivered will have on the broadcast television industry or the future results of the Company’s operations.

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

Advertising. Advertising rates are based upon the size of the market in which the station operates, the program’s popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the market served by the station, the availability of alternative advertising media in the market area, aggressive and knowledgeable sales forces and development of projects, features and programs that tie advertiser messages to programming. Advertising revenue comprises the primary source of revenue for commercial television stations. The Company’s stations compete for such advertising revenue with other television stations in their respective markets, as well as with other advertising media, such as the Internet, cable and satellite systems, newspapers, radio stations, magazines, outdoor advertising, transit advertising, and direct mail serving the same market. Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. Generally, a television station in the market does not compete with stations in other market areas.

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

Ownership Matters

The Communications Act prohibits the assignment or transfer of control of a broadcast license without the prior approval of the FCC. In determining whether to permit the assignment or transfer of control of, or the grant or renewal of, a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, the “character” of the licensee and its principals and compliance with the Communications Act’s limitations on ownership by non-U.S. citizens, non-U.S. entities or representatives of foreign persons or foreign governments (collectively, “aliens”). In general, aliens may not own or vote an aggregate interest of greater than 25% in an entity that controls a broadcast licensee.

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

●	a position as an officer or director;

●	a general partnership interest;

●	a limited partnership interest that is not “insulated” in accordance with FCC rules;

●	a time brokerage agreement for more than 15% of the airtime of another television station in the market;

●	a joint sales agreement (“JSA”) for more than 15% of the weekly advertising time of another television station in the market; and

●

any combination of debt and equity amounting to more than 33% of the total asset value (debt plus equity) of a media outlet if the holder either is a major program supplier (providing more than 15% of weekly programming) or holds another attributable media interest in the same market.

The Communications Act requires the FCC to review its ownership rules every four years to determine whether those rules are necessary in the public interest. On April 15, 2014, the FCC released an order and a notice of proposed rulemaking to close its 2010 Quadrennial Review of its ownership rules and open its 2014 Quadrennial Review. The FCC determined to treat a JSA between two same-market television stations as attributable for purposes of its multiple ownership rules if the agreement applies to more than 15% of the weekly advertising time of the brokered station. The FCC gave broadcasters a two-year grace period to bring existing agreements into compliance with the new rule, a period that Congress subsequently extended so that existing JSAs may continue in effect until December 19, 2016. This rule change affects the Company’s present agreements to sell advertising inventory for independently owned stations in Augusta, GA; Albany, NY; Lansing, MI; Springfield, OH; Youngstown, OH; Dayton, OH and Topeka, KS. In its 2014 Quadrennial Review, the FCC will continue to consider changes to the FCC’s rules regarding broadcast-newspaper cross ownership restrictions and the possible elimination of rules restricting the ownership of radio and TV stations in the same market. The FCC also is considering, among other things, whether to update the definitions of television service contours to take account of digital operations, require television broadcasters to disclose agreements with other broadcasters for shared services and to impose restrictions on these agreements, and regulate network affiliation swaps under the television duopoly rule.

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

Effective June 18, 2014, the FCC changed its rules implementing the statutory duty to negotiate retransmission consent agreements in good faith. With this change, a television broadcast station ranked among the top-four stations (as measured by audience share) in its Nielsen DMA is prohibited from negotiating retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned. Under the rule changes, top-four stations may not delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned top-four station located in the same DMA or to a third party that negotiates on behalf of another top-four television station in the same DMA; neither may top-four stations facilitate or agree to facilitate coordinated negotiation of retransmission consent terms among multiple top-four stations in the same DMA, including through the sharing of information. Retransmission consent agreements jointly negotiated prior to the effective date of the new rules remain enforceable until expiration of their terms, but contractual provisions related to separately owned top-four stations consulting or jointly negotiating retransmission agreements are no longer enforceable. The Company cannot predict what effect, if any, the new rules may have on future negotiations for retransmission consent agreements.

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

By a notice of proposed rulemaking released on December 19, 2014, the FCC has sought comment on a proposed change to its rules to broaden the term “multichannel video programming distributor” (“MVPD”) so that it would include within its scope—and thus within the scope of FCC rules pertaining to MVPDs—certain online video distributors. The FCC has proposed to include those services that make multiple linear streams of video programming available for purchase by subscribers at a prescheduled time, regardless of the technology of the distribution platform (“Linear Programming Interpretation”). The FCC also asked for comment on an alternate interpretation of the MVPD definition that would add to the FCC’s classification entities that make available the transmission paths to the programmer (“Transmission Path Interpretation”). In addition, the FCC has proposed that its retransmission consent rules would apply to online MVPDs. We cannot predict what changes the FCC may adopt in this proceeding or the effect that any such changes may have on the business and operations of the Company.

Restrictions on Broadcast Programming

As a broadcast licensee, the Company also must comply with a variety of FCC rules regulating its operations such as political broadcasting rules, children’s television rules and limitations on indecent or obscene programming. Violation of these and other FCC rules could subject the Company to significant fines or other sanctions.

Advertising of cigarettes and certain other tobacco products on broadcast stations has been banned for many years. Various states also restrict the advertising of alcoholic beverages and, from time to time, certain members of Congress have contemplated legislation to place restrictions on the advertisement of such alcoholic beverages. FCC rules also restrict the amount and type of advertising that can appear in a program broadcast primarily for an audience of children 12 years of age and younger.

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

It is a violation of federal law and FCC regulations to broadcast indecent programming outside of “safe harbor” periods or to broadcast obscene programming at any time. FCC licensees are, in general, responsible for the content of their broadcast programming, including that supplied by television networks. Accordingly, there is a risk of being fined because of the Company’s broadcast programming, including network programming. The maximum forfeiture amount for the broadcast of indecent material is $325,000 for each violation, with a cap of $3 million for any single act.

Programming and Operations

The Communications Act requires broadcasters to serve the “public interest.” The FCC has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. FCC licensees continue to be required, however, to present programming responsive to the needs and interests of their communities and to maintain certain records demonstrating that responsiveness. Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, obscene and indecent broadcasts and technical operations, including limits on radio frequency radiation. In addition, television licensees have obligations to create and follow employment outreach programs, provide a minimum amount of programming for children, maintain an online public inspection file and abide by regulations specifying requirements to provide closed captions for its programming.

Pending Matters

Congress has passed legislation providing the FCC with authority to conduct a so-called “incentive auction” to begin the process of auctioning and repurposing broadcast television spectrum for mobile broadband use. Incentive auction authority allows the FCC to share the proceeds of spectrum auction with incumbent television station licensees that give up their licenses, share spectrum, or, in some cases, move to a different channel to facilitate an auction of their previous channel. The legislation contemplates that the FCC will encourage broadcasters to tender their licenses for auction. The FCC would then “repack” non-tendering UHF broadcasters into the lower portions of the UHF band and auction new “flexible use” wireless licenses in the upper portion of the UHF band. By statute, television stations’ participation in the “incentive auction” is voluntary. On June 2, 2014, the FCC released an order adopting rules to implement the broadcast television spectrum incentive auction, and a number of parties, including the Company, have sought reconsideration of different aspects of the order. Five of the Company’s stations—WFLA-TV, WJTV(TV), WJHL-TV, WNCT-TV, and WBTW(TV)—have pending petitions for rulemaking to change their channels from the VHF to the UHF band. The FCC’s report and order on incentive auction released on June 2, 2014, directed the FCC’s Media Bureau to dismiss pending VHF-to-UHF rule making petitions for which issuance of a notice of proposed rulemaking would not be appropriate, to hold in abeyance any remaining petitions, and to process them once the Media Bureau lifts the filing freezes now in place. The Company’s petition for reconsideration of the decision remains pending. The FCC has not yet set a date for the auction, but it is anticipated that auction applications will be due at the earliest in late 2015, with the auction to be scheduled for 2016. There is no assurance, however, that the FCC will meet that schedule.

The FCC is considering in its ongoing 2014 Quadrennial Review of its ownership rules whether to require public disclosure of or otherwise restrict shared services, news sharing and other cooperative agreements among television stations. The Company has shared services agreements in the Albuquerque, NM market and in those markets where its stations sell advertising pursuant to joint sales agreements for independently owned stations (Augusta, GA; Albany, NY; Lansing, MI; Springfield, OH; Youngstown, OH; Dayton, OH and Topeka, KS).

Congress and the FCC currently have under consideration, and may in the future adopt new laws, regulations and policies regarding a wide variety of matters that, directly or indirectly, could affect the operation, ownership and profitability of the Company’s broadcast stations.

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

Employees

As of December 31, 2014, we employed approximately 5,300 full time employees, approximately 420 of which were represented by labor unions. We believe that our relations with our employees are satisfactory.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission ("SEC") under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including our filings, which we file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

We make available free-of-charge through our Internet website (at http://www.mediageneral.com) copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

We also make available on our website our Principles of Corporate Governance, the charters for our audit committee, compensation committee, and nominating and corporate governance committee and our code of business conduct and ethics. This information is available on our website to any stockholder who is interested in reviewing this information. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange (“NYSE”).

Item 1A.     Risk Factors

Risks Related to the Company’s Business

The integration of Legacy Media General and Young and of Media General and LIN Media present significant challenges that may reduce the anticipated potential benefits of these mergers.

The integration of Legacy Media General and Young and the integration of Media General and LIN present significant challenges that may reduce the anticipated potential benefits of these mergers. The integration of Legacy Media General and Young and the integration of Media General and LIN is complex and time-consuming due to the size and complexity of each organization. The Company faces significant challenges in consolidating functions and integrating organizations, procedures and operations in a timely and efficient manner, as well as retaining key personnel. The principal challenges include the following:

●	integrating information systems and internal controls over accounting and financial reporting;

●	integrating Legacy Media General and Young’s and Media General and LIN’s existing businesses;

●	preserving significant business relationships;

●	consolidating corporate and administrative functions;

●	conforming standards, controls, procedures and policies, business cultures and compensation structures between Legacy Media General and Young and Media General and LIN; and

●	retaining key employees.

The Company’s management is dedicating substantial effort to integrating the businesses of Legacy Media General and Young and Media General and LIN. These efforts could divert management’s focus and resources from the Company’s business, corporate initiatives or strategic opportunities. If the Company is unable to integrate Legacy Media General’s and Young’s and Media General’s and LIN’s organizations, procedures and operations in a timely and efficient manner, the anticipated benefits and cost savings of these mergers may not be realized fully, or may take longer to realize than expected. An inability to realize the full extent of the anticipated benefits of these mergers, as well as any delays encountered in the integration process, could also have an adverse effect upon the Company’s revenues, expenses and operating results.

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

The Company’s advertising revenue can vary substantially from period to period based on many factors beyond the Company’s control. This volatility may have an adverse impact on the Company’s business, financial condition or results of operations.

The Company relies on sales of advertising time for most of its revenues and, as a result, its operating results depend on the amount of advertising revenue that it generates. In 2014, approximately 73% of the Company’s gross operating revenues were derived from broadcast advertising. If the Company generates less advertising revenue, it may be more difficult for it to repay its indebtedness and meet its working capital requirements, and the value of the Company’s business may decline. The Company’s ability to sell advertising depends on:

●	the levels of automobile advertising, which historically have represented approximately 26% of its gross advertising revenue;

●	the health of the economy in the areas where the Company’s television stations are located and in the nation as a whole;

●	the popularity of the Company’s programming and that of its competition;

●

the activities of the Company’s competitors, including competitors that offer other forms of advertising-based mediums, such as other broadcast television stations, radio stations, MVPDs, Internet and broadband content providers, transit advertising, direct mail, local cable systems and other print and media outlets serving in the same markets;

●

the levels of political advertising, which are affected by campaign finance laws, and the ability of political candidates and political action committees to raise and spend funds, and are subject to seasonal fluctuations;

●	the levels of advertising from the Olympic Games;

●	changes in the makeup of the population in the areas where the Company’s stations are located; and

●	other factors that may be beyond the Company’s control.

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

As of December 31, 2014, the Company had total long-term debt of approximately $2.4 billion, with $146.6 million of unused commitments under the Company’s Revolving Credit Facility after giving effect to $3.4 million of outstanding (but undrawn) letters of credit. This indebtedness could:

●	make it more difficult for the Company to satisfy its debt obligations which could in turn result in an event of default on its indebtedness;

●	impair the Company’s ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and other general corporate purposes;

●

require a substantial portion of the Company’s cash flows to be dedicated to make debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

●	expose the Company to the risk of increased rates as certain of its borrowings, including borrowings under the Senior Secured Credit Facilities, are at variable rates of interest;

●	diminish the Company’s ability to withstand a downturn in its business, the industry in which it operates or the economy generally;

●	limit flexibility in planning for, or reacting to, changes in the Company’s business and the industry in which it operates; and

●	place the Company at a competitive disadvantage compared to certain competitors that may have lower leverage.

In addition, the Indentures governing LIN Television’s 6.375% Senior Notes due 2021 (the “2021 Notes”) and LIN Television’s 5.875% Senior Notes due 2022 (the “2022 Notes”) and the credit agreement governing the Senior Secured Credit Facilities contain restrictive covenants that limit the ability of the Company (in the case of the Senior Secured Credit Facilities) and LIN Television and its subsidiaries to engage in activities that may be in the Company’s long-term best interest. Failure to comply with those covenants could result in the acceleration of all of the Company’s debt.

Despite the Company’s level of indebtedness, the Company may still be able to incur substantial additional indebtedness in the future, which could increase the risks described above.

The Company may be able to incur substantial additional indebtedness in the future. The terms of the credit agreement governing the Senior Secured Credit Facilities and the Indentures governing the 2021 Notes and 2022 Notes limit, but do not prohibit, the Company or LIN Television and its subsidiaries from incurring additional indebtedness. In addition, as of December 31, 2014, the Company’s Revolving Credit Facility provided for unused commitments of $146.6 million (after giving effect to $3.4 million of outstanding (but undrawn) letters of credit). If the Company incurs additional indebtedness, the risks described in this report relating to having substantial debt could intensify.

The Company will require a significant amount of cash to service its indebtedness. This cash may not be readily available to the Company.

The Company’s ability to make payments on, or repay or refinance, its indebtedness and fund its ongoing operations and planned capital expenditures will depend largely upon the Company’s financial condition and operating performance. The Company’s and its subsidiaries’ future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. The Company cannot be certain that sufficient cash flow from operations will be generated or that future sources of capital will be available in amounts sufficient to enable the Company to pay the principal, premium, if any, interest on, and fees related to its indebtedness or to fund our other liquidity needs.

If the Company’s cash flows and capital resources are insufficient to fund its debt service obligations, the Company could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance its indebtedness. The Company may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not be sufficient to allow the Company to meet its scheduled debt service obligations. The Company’s ability to restructure or refinance its indebtedness will depend on the condition of the capital markets and the Company’s financial condition at that time. Any refinancing of the Company’s indebtedness could be at higher interest rates and may require the Company to comply with more onerous covenants, which could further restrict its business operations. The credit agreement governing the Senior Secured Credit Facilities and the Indentures governing the 2021 Notes and 2022 Notes restrict the ability of the Company (in the case of the Senior Secured Credit Facilities) and LIN Television and its subsidiaries to dispose of assets and use the proceeds from those dispositions and may also restrict the ability of the Company and LIN Television and its subsidiaries to raise debt or equity capital to be used to repay other indebtedness when it becomes due. The Company may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. The Company’s inability to generate sufficient cash flows to satisfy its debt obligations, or to refinance its indebtedness on commercially reasonable terms or at all, would materially adversely affect its financial position and results of operations and may restrict the Company’s current and future operations.

If the Company cannot make scheduled payments on its debt, it will be in default and holders of the 2021 Notes and 2022 Notes could declare all outstanding principal and interest to be due and payable, the lenders under the Senior Secured Credit Facilities could terminate their commitments to loan money and declare all outstanding principal, interest and other amounts owing to be due and payable, require that certain obligations be cash collateralized and foreclose against the assets securing their borrowings and the Company could be forced into bankruptcy or liquidation.

Covenants in the Company’s debt agreements restrict our business in many ways.

The Indentures governing the 2021 Notes and 2022 Notes and the credit agreement governing the Senior Secured Credit Facilities contain a number of restrictive covenants that impose significant operating and financial restrictions on the Company (in the case of the Senior Secured Credit Facilities) and LIN Television and its subsidiaries and may limit the Company’s ability to engage in acts that may be in the Company’s long-term best interest, including restrictions on the Company’s and its subsidiaries’ ability to, among other things:

●	incur or assume liens or additional debt or guarantee debt or other obligations;

●	issue certain preferred stock or similar equity securities;

●	pay dividends or distributions or redeem or repurchase capital stock;

●	prepay, redeem or repurchase debt;

●	make loans, investments and capital expenditures;

●	enter into agreements that restrict distributions from the Company’s subsidiaries;

●	sell assets and capital stock of the Company’s subsidiaries;

●	enter into certain transactions with affiliates; and

●	consolidate or merge with or into, or sell substantially all of the Company’s assets to, another person.

A breach of any of the covenants or restrictions under the Indentures governing the 2021 Notes and 2022 Notes and the credit agreement governing the Senior Secured Credit Facilities could result in a default under the applicable indebtedness and could cross default to other indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. Upon the occurrence of an event of default under the credit agreement governing the Senior Secured Credit Facilities, the lenders could elect to declare all amounts outstanding under the Senior Secured Credit Facilities to be immediately due and payable and terminate all commitments to extend further credit under those facilities. If the Company were unable to repay the amounts due and payable under the Senior Secured Credit Facilities, the lenders thereunder could proceed against the collateral granted to them to secure that indebtedness. The Company has pledged a significant portion of its assets as collateral under the Senior Secured Credit Facilities. If the lenders under the Senior Secured Credit Facilities or note holders under indentures accelerate the repayment of the Company’s borrowings, the Company may not have sufficient liquidity to repay its indebtedness and could be forced into bankruptcy or liquidation.

As a result of these restrictions, the Company may be:

●	limited in how it conducts its business;

●	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

●	unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect the Company’s ability to grow in accordance with its strategy. In addition, the Company’s financial results, substantial indebtedness and credit ratings could materially adversely affect the availability and terms of its financing.

Financial and economic conditions may have an adverse impact on the Company’s industry, business, financial condition and/or results of operations.

Financial and economic conditions could have an adverse effect on the fundamentals of the Company’s business, financial condition and/or results of operations. Poor economic and industry conditions could have a negative impact on the Company’s industry or the industry of those customers who advertise on the Company’s stations, including, among others, the automotive industry and service businesses, each of which is a significant source of its advertising revenue. Additionally, financial institutions, capital providers or other consumers may be adversely affected. Potential consequences of any financial and economic decline include:

●

the financial condition of those companies that advertise on the Company’s stations may be adversely affected, causing them to spend less on advertising, which could result in a significant decline in its advertising revenue;

●	the Company’s ability to pursue acquisitions or divestitures of certain television and non-television assets at attractive values may be limited;

●	the possibility that the Company’s business partners could be negatively impacted and the Company’s ability to maintain these business relationships could also be impaired;

●	the Company’s ability to refinance its existing debt on terms and at interest rates it finds attractive, if at all, may be impaired; and

●	the Company’s ability to make certain capital expenditures may be significantly impaired.

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

Effective June 18, 2014, the FCC changed its rules implementing the statutory duty to negotiate retransmission consent agreements in good faith. With this change, a television broadcast station ranked among the top-four stations (as measured by audience share) in its Nielsen DMA is prohibited from negotiating retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned. Under the rule changes, top-four stations may not delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned top-four station located in the same DMA or to a third party that negotiates on behalf of another top-four television station in the same DMA; neither may top-four stations facilitate or agree to facilitate coordinated negotiation of retransmission consent terms among multiple top-four stations in the same DMA, including through the sharing of information. Retransmission consent agreements jointly negotiated prior to the effective date of the new rules remain enforceable until expiration of their terms, but contractual provisions related to separately owned top-four stations consulting or jointly negotiating retransmission agreements are no longer enforceable. The Company cannot predict what effect, if any, the new rules may have on future negotiations for retransmission consent agreements.

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

Congress and the FCC have under consideration, and in the future may adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership transferability and profitability of the Company’s television stations and affect the ability of the Company to acquire additional stations. In addition to the matters noted above, these may include, for example, spectrum use fees; reallocation of portions of the television broadcast spectrum to other uses or reductions in the amount of spectrum allotted to television stations; further restrictions on the ability of same-market television stations to engage in shared services, joint sales or other cooperative arrangements to reduce operating costs; political advertising rates; potential restrictions on the advertising of certain products (such as alcoholic beverages); program content; increased fines for rule violations; closed captioning requirements and ownership rule changes.

Under an order that the FCC released on April 15, 2014, a television broadcaster that agrees to sell more than 15% of the weekly advertising inventory on another television station in the same market will be deemed to have an attributable ownership interest in that station. The change effectively bans JSAs involving ad sales in excess of 15% of the weekly advertising inventory on another television station in the same market unless the brokering station could own the brokered station under the FCC’s duopoly limitations or obtains a waiver of the rule. Stations with JSAs that would put them in violation of the new rules have until December 19, 2016, to amend or terminate those arrangements or to obtain waivers. Although the FCC will consider waivers of the new JSA attribution rule, the FCC thus far has provided little guidance on what factors must be present for grant of a waiver. These proposed changes will affect Media General’s present agreements to sell advertising inventory for independently owned stations in Augusta, GA; Albany, NY; Lansing, MI; Springfield, OH; Youngstown, OH; and Topeka, KS. The FCC is considering in its ongoing quadrennial review of its ownership rules, and in a separate rulemaking proceeding, whether to require disclosure of or otherwise restrict shared services, news sharing and other cooperative agreements among stations. The Company has shared services agreements in the Albuquerque, NM market and in those markets where its stations sell advertising for independently owned stations (Augusta, GA; Albany, NY; Lansing, MI; Springfield, OH; Youngstown, OH; and Topeka, KS).

In addition, uncertainty about media ownership regulations and adverse economic conditions has dampened the acquisition market from time to time, and changes in the regulatory approval process may make it materially more expensive, or may materially delay, the Company’s ability to consummate further acquisitions.

The Company requires licenses from the FCC for its operations, and a rejection or reconsideration of license renewals by the FCC could have a material, adverse effect on the Company’s business. Typically, the FCC begins processing renewal applications over the last month of the renewal term; however, for broadcasters to obtain license renewals (a necessary prerequisite to FCC consent for certain transactions), the FCC has required licensees to enter into tolling agreements extending the time that the FCC may prosecute indecency and other alleged violations beyond the date of the license renewals. The Company has entered into tolling agreements with the FCC, including tolling agreements in connection with the Company’s obtaining FCC consent for the merger with Young, consummated in 2013. The Company filed all of its pending applications for renewal in a timely manner prior to the applicable expiration dates and expects applications that remain pending to be approved as the FCC works through its backlog. In these circumstances, the Communications Act provides that the Company may continue to operate under its broadcast licenses pending final action on any pending renewal applications. Historically, the FCC renews the vast majority of broadcast licenses, but there can be no assurance that the Company’s licenses will be renewed at their expiration dates or, if renewed, that the renewal terms will be for the maximum permitted period. The non-renewal or revocation of one or more of the Company’s primary licenses could have an adverse effect on its operations.

The FCC is considering possible mechanisms for spectrum reallocation that could affect the spectrum for the Company’s stations and adversely impact the Company’s ability to compete.

The FCC is authorized to conduct a “reverse auction” at which television broadcast licensees could submit bids to receive compensation for relinquishing all or a portion of their rights in the television spectrum of their full-service and Class A stations. A licensee could bid to relinquish its channel entirely, relocate to a different channel band (UHF to VHF), or relinquish its channel and share a different channel with another broadcaster. Broadcasters choosing to share a channel would retain must-carry rights on cable systems. Under the law, the FCC may hold only one reverse auction. Concurrently with the reverse auction or after its completion, the FCC would conduct a forward auction of the newly freed spectrum. The FCC must complete both auction by 2022.

Even if a television licensee does not participate in the reverse auction, the FCC nevertheless may require that it relocate its station to another channel or make technical changes to facilitate repacking the band. The FCC will have a $1.75 billion fund to compensate broadcasters and cable systems for the reasonable costs of repacking. The legislation limits the ability of broadcasters to challenge FCC repacking decisions by denying a licensee the right to a hearing before the FCC modifies its license, a right that the Communications Act otherwise would provide. On June 2, 2014, the FCC released an order adopting rules to implement the broadcast television spectrum incentive auction to clear a portion of the television band for mobile broadband use. The FCC has not yet set a date for the auction, but it is anticipated that auction applications will be due at the earliest in late 2015, with the auction to be scheduled for 2016. There is no assurance however, that the FCC will meet this schedule. Changes in FCC and Administration policies and Congressional action could affect this schedule and the ultimate shape of the auction in ways that cannot now be predicted.

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

Changes in FCC ownership rules through FCC action, judicial review or federal legislation may limit the Company’s ability to continue providing services to stations under sharing arrangements (such as LMAs, JSAs, SSAs and other similar agreements), may require the Company to amend or terminate certain agreements and/or may preclude the Company from obtaining the full economic value of one or more of its station combinations in a DMA upon a sale, merger or other similar transaction transferring ownership of such station or stations.

FCC ownership rules currently impose significant limitations on the ability of a person or entity to have attributable interests in multiple media properties. Federal law prohibits any person or entity from having an attributable interest in broadcast television stations located in markets which collectively include more than 39% of national television households. The FCC is currently considering elimination of the 50% household discount given to owners of UHF stations in determining compliance with this national cap. While the Company has significant room for additional station acquisitions even if the UHF discount is eliminated, the proposed change, if adopted, could ultimately limit the company’s ability to acquire television stations in additional markets. While this rulemaking is pending, the FCC has indicated it will not grant applications that would put the applicant above the 39% cap without application of the UHF discount.

Ownership restrictions under FCC rules also include a variety of local limits on media ownership. The restrictions include an ownership limit of one television station in most medium and smaller television markets and two stations in most larger markets, known as the television duopoly rule. The regulations also include limits on the common ownership of a newspaper and television station in the same market (newspaper-television cross-ownership), and limits on common ownership of radio and television stations in the same market (radio-television station ownership).

If the FCC should loosen its media ownership rules, attractive opportunities may arise for additional television station and other media acquisitions, but these changes also would create additional competition for the Company from other entities, such as national broadcast networks, other large station groups, and newspaper chains, which may be better positioned to take advantage of such changes and benefit from the resulting operating synergies both nationally and in specific markets.

On March 12, 2014, the FCC issued a public notice with respect to the processing of broadcast television applications proposing sharing arrangements and contingent interests. The public notice indicated that the FCC will closely scrutinize any application that proposes that two or more stations in the same market that are not commonly owned (i) enter into an agreement to share facilities, employees and/or services or to jointly acquire programming or sell advertising including through joint sales agreements, shared services agreements, or similar agreements, and (ii) enter into an option, right of first refusal, put/call arrangement or other similar contingent interest, or a loan guarantee. The Company cannot now predict what actions the FCC may require in connection with the processing of applications for FCC consent to acquire or divest stations. However, among other things, this may limit the Company’s ability to enter into contractual relationships with third-party licensees.

Under an FCC rule that became effective on June 19, 2014, a television licensee that agrees to sell more than 15% of the weekly advertising inventory of another television station in the same DMA will be deemed to have an attributable ownership interest in that station. The change will effectively ban joint sales agreements involving ad sales in excess of 15% between two stations in the same market unless the station selling the advertising time could own the other station under the FCC’s duopoly limitations or can obtain a waiver of the rule. Stations with joint sales agreements that would put them in violation of the FCC’s new ownership limits will have until December 19, 2016, to amend or terminate those arrangements or to obtain waivers of the new rule. Although the FCC will consider waivers of the new joint sales agreement attribution rule, the FCC thus far has provided little guidance on what factors must be present for a waiver to be granted. Absent further developments of the grant of waivers, these changes will affect the Company’s present agreements to sell advertising inventory for independently owned stations in Augusta, GA, Albany, NY, Lansing, MI, Dayton, OH, Youngstown, OH and Topeka, KS, and will restrict its ability to enter such agreements in the future.

Concurrent with its adoption of the rule on TV joint sales agreements, the FCC issued a notice of proposed rulemaking in which it initiated its statutorily-required Quadrennial Review of its ownership rules. The rulemaking proposes, among other things, (i) eliminating the newspaper/radio cross ownership rule and the radio/television cross ownership rule, (ii) retaining the newspaper/television cross ownership rule but allowing for waivers on a case by case basis, (iii) retaining the local television rules, and (iv) prohibiting two television stations in the same market from swapping network affiliations if it would result in a single owner having two top-four network affiliations in a market where it could not otherwise own both affiliation-swapping stations. The proposed rulemaking also seeks comment on how to define a television shared services agreement and whether television stations should be required to disclose shared services agreements and how best to achieve disclosure. In addition, the FCC proposed to adopt the overlap of digital noise-limited service contours as the trigger for applying the local television ownership rules to commonly owned television stations in the same market and to grandfather existing ownership combinations that would exceed ownership limits under the revised approach.

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

In recent years, the national broadcast networks have streamed their programming on the Internet and other distribution platforms in close proximity to network programming broadcast on local television stations, including those that the Company owns. These and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by the local stations and could adversely affect the business, financial conditions, and results of operations of the Company’s stations.

The non-renewal or termination of a network affiliation agreement or a change in network affiliations could have a material, adverse effect on the Company. The Company periodically renegotiates its major network affiliation agreements. There can be no assurance as to whether the Company’s affiliation agreements will be renewed or as to what effect, if any, these renewals may have on the Company’s financial condition and results of operations.

If any of the Company’s stations cease to maintain affiliation agreements with networks for any reason, the Company would need to find alternative sources of programming, which may be less attractive and more expensive. A change in network affiliation in a given television market may have many short- and long-term consequences, depending upon the circumstances surrounding the change. Potential short-term consequences include: (a) increased marketing costs and increased internal operating costs, which can vary widely depending on the amount of marketing required to educate the audience regarding the change and to maintain the station’s viewing audience; (b) short-term loss of market share or slower market growth due to advertiser uncertainty about the switch; (c) costs of building a new or larger news operation; (d) other increases in station programming costs, if necessary; and (e) the cost of equipment needed to conform the station’s programming, equipment and logos to the new network affiliation. Long-term consequences are more difficult to assess, due to the cyclical nature of each of the major networks’ share of the audiences that changes from year-to-year with programs coming to the end of their production cycle, audience acceptance of new programs in the future, and the fact that national network audience ratings do not necessarily indicate how a network’s programming may fare in a particular market. The circumstances that may surround a network affiliation switch cause uncertainty as to the actual costs that will be incurred by the Company, and if these costs are significant, the switch could have a material, adverse impact on the income the Company derives from the affected station.

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

The consummation and integration of acquisitions pose various risks and uncertainties.

The Company has pursued and intends to selectively continue to pursue strategic acquisitions, subject to market conditions, the Company’s liquidity, and the availability of attractive acquisition candidates. The Company may not be successful in identifying attractive acquisition targets or have the financial capacity to complete future acquisitions. Acquisitions involve inherent risks, such as increasing leverage, debt service requirements, future performance-based purchase obligations and combining company cultures and facilities, and the Company may not be able to successfully integrate acquired entities, which could have a material adverse effect on its operating results, particularly during the period immediately following any acquisition. The Company may not be able to generate cost savings or increase revenues as a result of any acquisition. In addition, future acquisitions may result in the Company’s assumption of unexpected liabilities and may result in the diversion of management’s attention from the operation of the Company’s core business.

Certain acquisitions, such as acquisitions of television stations, are subject to the approval of the FCC and, potentially, other regulatory authorities. The need for FCC and other regulatory approvals could restrict the Company’s ability to consummate future transactions and potentially require us to divest some television stations.

The Company may not achieve all of the synergies and cost savings that it expects to obtain from its acquisitions.

In connection with the Young Merger, LIN Merger and other acquisitions, the Company has disclosed, and may from time to time disclose or announce, potential synergies and cost savings that may be obtained in the future as a result of the acquisitions, including measures of revenue and profitability that give effect to potential synergies. The Company’s determination of potential synergies and cost savings (and such measures of revenue and profitability) was based upon various assumptions and estimates that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control, and are based upon specific assumptions with respect to future business decisions, some of which will change. The Company cannot guarantee that it will necessarily generate all of the anticipated synergies from acquisitions, and the actual amount of synergies and cost savings it successfully obtains could be significantly lower than the amounts expected. In addition, the Company’s ability to generate synergies will be subject to governmental actions and policies which are outside of its control. All disclosures regarding anticipated synergies and cost savings (and any related measures of revenue and profitability) are forward-looking statements which should be reviewed together with the “Risk Factors” included in this report.

The Company’s pension and postretirement benefit plans are currently underfunded. A declining stock market and lower interest rates could affect the value of its retirement plan assets and increase the Company’s postretirement obligations.

The Company has qualified defined benefit retirement plans covering substantially all Legacy Media General employees hired before January 1, 2007 and the IBEW Local 45 employees of KRON-TV. The Company also acquired LIN Media’s defined benefit plans in the LIN Merger. As of December 31, 2014, these qualified retirement plans were underfunded by approximately $184.2 million after considering 2014 contributions. The qualified retirement plans had $437.6 million in total net assets available to pay benefits to participants enrolled in the Plans as of December 31, 2014. The Company made contributions of $45 million in January of 2014 to the Legacy Media General plan to reduce the funding gap. In the second half of 2014, the Company offered terminated vested participants of the Legacy Media General Retirement Plan an opportunity to receive a lump-sum payout in settlement of their retirement plan liability. Approximately half of the roughly 1,800 participants elected to do so, resulting in $70.6 million in payouts from plan assets to settle approximately $94 million in liability.

The Company also has non-contributory unfunded supplemental executive retirement and ERISA excess plans, both of which were amended and restated effective January 1, 2008, and both of which supplement the coverage available to certain Legacy Media General executives. There is also an unfunded plan that provides certain health and life insurance benefits to retired Legacy Media General employees who were hired prior to 1992 and a retirement medical savings account established as of January 1, 2007. Although the Company has frozen participation and benefits under all plans discussed in this section in either 2005 or 2009, two significant elements in determining the Company’s pension expense are the expected return on plan assets and the discount rate used in projecting obligations. Large declines in the stock market (such as those seen in 2008) and lower discount rates (such as those seen in 2014) increase the Company’s expense and may necessitate higher cash contributions to the qualified retirement plans.

The Company’s ability to use the net operating loss carryforwards of Legacy Media General, Young and LIN Television to offset future taxable income currently is subject to limitation under Section 382 of the Code. Future transactions involving the Company and/or its shareholders could further limit the Company’s ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (which we refer to as the “Internal Revenue Code”), a corporation that undergoes an ownership change is subject to limitation on its ability to utilize its pre-change net operating loss carryforwards (which we refer to as “NOL carryforwards”) to offset future taxable income for U.S. federal income tax purposes. In general, an ownership change occurs if the aggregate stock ownership of certain shareholders increases by more than 50 percentage points over such shareholders’ lowest percentage ownership during the testing period (generally three years). An ownership change can result from, among other things, an offering of stock, the purchase or sale of stock by certain shareholders, or the issuance or exercise of rights to acquire stock.

For U.S. federal income tax purposes, as of December 31, 2014, the Company had approximately $635 million of NOL carryforwards attributable to Old Media General, Legacy Media General, Young and LIN Television. The Company’s ability to use the NOL carryforwards of Legacy Media General, Young and LIN Television to offset future taxable income currently is subject to limitation under Section 382 of the Code. Future transactions involving the Company and/or its shareholders could further limit the Company’s ability to use NOL carryforwards to offset future taxable income for U.S. federal income tax purposes.

Section 382 limitations may impact the timing of when cash is used to pay the Company’s taxes and could cause some portion of the Company’s NOL carryforwards to expire unused, in each case, reducing or eliminating the benefit of such NOL carryforwards. Similar rules and limitations may apply for state income tax purposes.

The July 2013 restructuring of LIN TV into a limited liability company enabled LIN TV to significantly reduce its 2013 tax liability. No assurance can be given that the Internal Revenue Service (“IRS”) will not challenge the U.S. federal income tax treatment of the restructuring.

In July 2013, LIN TV restructured by converting its form of organization from a corporation into a limited liability company, enabling it to significantly reduce its 2013 tax liability by allowing it to offset a tax loss recognized as a result of the restructuring against tax gains recognized in 2013. The July 2013 restructuring was effected by a merger of LIN TV with and into LIN. Because LIN TV’s sole asset at the time of its merger with and into LIN was its 100% equity interest in LIN Television, LIN TV Corp. computed its gain or loss from the merger based on the trading price of the LIN TV class A common stock on the date of the merger. LIN TV’s tax basis in its shares of LIN Television exceeded the fair market value of such shares at the time of the merger.

The U.S. federal income tax treatment of the July 2013 restructuring depended, in part, on LIN being treated as a partnership, and not as a corporation, for U.S. federal income tax purposes. An entity that would otherwise be classified as a partnership for U.S. federal income tax purposes may nonetheless be taxable as a corporation if it is a “publicly traded partnership,” unless an exception applies. An entity that would otherwise be classified as a partnership is a publicly traded partnership if (1) interests in the partnership are traded on an established securities market or (2) interests in the partnership are readily tradable on a secondary market or the substantial equivalent thereof. An exception to taxation of a publicly traded partnership as a corporation, referred to as the “qualifying income exception,” is satisfied if at least 90% of the partnership’s gross income for every taxable year consists of “qualifying income” and the partnership is not required to register under the Investment Company Act of 1940. LIN reported qualifying income sufficient to satisfy the qualifying income exception for all relevant periods.

No rulings were requested from the IRS with respect to the tax consequences of the July 2013 restructuring. Accordingly, no assurance can be given that the IRS will not assert, or that a court will not sustain, a position contrary to any of the intended tax consequences of the restructuring, including the amount of any tax loss recognized as a result of the restructuring.

Impairment of the value of the Company’s goodwill and other intangible assets is possible, depending on future operating results and the value of its stock.

The Company periodically evaluates its goodwill and other intangible assets (primarily broadcast licenses, network affiliations, digital media assets and advertiser relationships) to determine if their carrying values are recoverable. Factors which influence the evaluation include expected future operating results (including assumptions around revenue growth, compensation levels, capital expenditures and discount rates), the Company’s stock price and the market for buying/selling media assets. If the carrying value is no longer deemed to be recoverable, a charge to earnings may be necessary. Although those charges are non-cash in nature and do not affect the Company’s operations, they could affect future reported results of operations and reduce the Company’s shareholders’ equity.

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

The Company previously has taken measures to manage its operating costs by reducing headcount, freezing or limiting certain employee benefits and implementing other cost-control measures across the Company. If further reductions in employee compensation and benefits are necessary, the Company may not be able to attract and retain key employees. Furthermore, significant portions of the Company’s expenses are fixed in nature and may not be reduced easily if revenue declines occur, which could adversely affect the Company’s operating results.

The Company operates in a very competitive business environment.

The television industry is highly competitive, and this competition can draw viewers and advertisers from the Company’s stations. Cable providers, direct broadcast satellite companies and telecommunication companies are developing new technologies that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television industry into ever more specialized niche markets. Competitors who target programming to such sharply defined markets may gain an advantage in garnering television advertising revenues. In addition, technological advancements and the resulting increase in programming alternatives, such as pay-per-view, home video and entertainment systems, video-on-demand, mobile video and the Internet, have created new types of competition to television broadcast stations and will increase competition for household audiences and advertisers. Technologies that allow viewers to digitally record, store and play back television programming may decrease viewership of commercials as recorded by media measurement services and, as a result, may lower the Company’s advertising revenues. In addition, since digital television technology allows broadcasting of multiple channels within the additional allocated spectrum, this technology could expose the Company to additional competition from programming alternatives. The Company cannot provide any assurances that it will remain competitive in light of these developing technologies.

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

Furthermore, Internet programming services such as Aereo and FilmOnX sought to offer Internet-based program services in an attempt to retransmit existing broadcast stations without negotiating for carriage with the broadcaster or payment of any copyright or carriage fee. Despite a victory for broadcasters against Aereo before the U.S. Supreme Court, which has for now shut down Aereo’s service, Aereo and similar companies may continue to attempt to develop technologies that retransmit or otherwise distribute content in a way that bypasses copyright or carriage fees. Even if broadcasters continue to bring successful litigation against these companies, there is no guarantee that they will be prevented from circumventing copyright or carriage fees in the future or detracting from the Company’s viewership and advertising revenues. The Company’s ability to adapt to changes in technology in a timely manner may affect its business prospects and results of operations.

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

The cost of producing and distributing entertainment programming has increased substantially in recent years due to, among other things, the increasing demands of creative talent and industry-wide collective bargaining agreements. The Company’s program suppliers engage the services of writers, directors, actors and on-air and other talent, trade employees and others, some of whom are subject to these collective bargaining agreements. Also, as of December 31, 2014, approximately 420 of our employees are represented by labor unions under collective localized bargaining agreements with 3 different unions: the International Brotherhood of Electrical Workers, the American Federation of Television and Radio Artists and National Association of Broadcast Employees and Technicians.

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

The Company has made significant investments in digital business.

As a result of the LIN merger, the Company has an increased investment in emerging digital businesses that will have a greater impact on future operating results. Due to the intense competition, limited operating history, and rapidly evolving nature of these digital businesses, the actual future operating results of the digital businesses could be volatile and negatively impact the year-to-year operating trends of the Company.

Risks Related to the Ownership of Media General Common Stock

Certain institutional investors own a significant percentage of the voting power of the Company’s outstanding common stock. This may allow such investors, individually or as a group, to exercise influence over the Company.

Standard General controls approximately 20.6%, and investors affiliated with the Hicks Muse Fund may be deemed to control approximately 8.9%, of the voting power of all of the Company’s outstanding common stock. This percentage may be increased to the extent any stockholders convert their voting common stock to non-voting common stock in accordance with the terms of the Company’s Articles of Incorporation. In addition, a representative of each of Standard General and the Hicks Muse Fund is a member of the Company’s Board of Directors. As a result, such investors, individually or in the aggregate, may have influence over the management of the Company. In addition, such substantial share ownership may delay or prevent a change in control of the Company. Their interest of institutional investors may not be consistent with the interests of the Company’s other shareholders.

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

In connection with the merger with Young, equity holders of Young received approximately 60.2 million shares of Media General’s common stock. Certain equityholders of Young who received shares of Media General common stock in the transaction have the right to require Media General to register those shares under a registration rights agreement, subject to certain limitations. The registration rights agreement required the filing of a shelf registration statement on Form S-3 covering such shares, which may be used by the former Young equityholders party to such agreement to facilitate the sale of their shares under certain circumstances. The Company filed a Form S-3 in January 2014. Former Young equityholders party to the registration rights agreement also have the right to demand registration of their shares for sale in underwritten offerings, subject to certain limitations, and the right to participate in registered underwritten offerings conducted by the Company. Sales by such equityholders of their shares of common stock, or the possibility of such sales, pursuant to an underwritten offering or otherwise, may have an adverse effect on the per share price of the Company’s common stock.

The Company does not intend to pay cash dividends on its common stock for at least so long as it is restricted from doing so under its debt instruments.

The Company's ability to pay dividends is currently limited by its bank credit agreements until its total leverage ratio is below 5.0.  The Company does not expect to be below this leverage ratio until the fourth quarter of 2015. Therefore, unless it seeks an amendment from its lenders under the credit facility, the Company is unlikely to pay dividends in the immediate future.  Similarly the bond indentures of the Senior Notes issued by its operating subsidiaries limit the magnitude of distributions from the operating subsidiaries to the Company which may limit the Company's ability to return capital to its shareholders.  The Restricted Payment covenant currently allowed by the indentures is in excess of $100 million. However, the Company does not expect to pay a dividend on its common stock in the near-term.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company owns its headquarters building in downtown Richmond, Virginia and also owns an adjacent building which it has vacated and listed for sale or lease. It leases properties for certain corporate functions in Providence, RI and Austin, TX.

Each of the Company’s stations has facilities consisting of offices, studios, sales offices and tower and transmitter sites. Tower and transmitter sites are located in areas that provide optimal coverage to each market. The Company owns substantially all of the offices and studios where its stations are located and generally owns the property where its towers and primary transmitters are located; in some instances, this ownership is in conjunction with one more broadcasters in that same market. The Company leases the remaining properties, consisting primarily of office locations and microwave transmitter sites. While none of the station properties owned or leased by the Company is individually material to its operations, if the Company were required to relocate any towers, the cost could be significant. This is because the number of sites in any geographic area that permit a tower of reasonable height to provide good coverage of the market is limited, and zoning and other land use restrictions, as well as Federal Aviation Administration and FCC regulations, limit the number of alternative locations or increase the cost of acquiring them for tower sites. See Item 1 for a complete list of stations by market.

The Company leases office space for its digital business units in Austin, TX, Los Angeles, CA, San Francisco, CA and New York, NY and maintains sales presences for its digital operations in Chicago, IL and Detroit, MI.

The Company considers all of its properties, together with its related computers and equipment contained therein, to be adequate for its present needs.  The Company has pledged substantially all of its assets as collateral under its Senior Secured Credit Facilities.  The Company continually evaluates its future needs and from time-to-time will undertake significant projects to replace or upgrade facilities.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

None

Executive Officers of the Registrant

Name	Age	Position and Office	Year First Took Office*

Vincent L. Sadusky	49	President and Chief Executive Officer	2014

Andrew C. Carington	46	Vice President, General Counsel and Secretary	2011

Deborah A. McDermott	60	Senior Vice President and Chief Operating Officer	2013

Timothy J. Mulvaney	46	Controller and Chief Accounting Officer	2005

Robert S. Richter	45	Senior Vice President and Chief Digital Officer	2014

James F. Woodward	55	Senior Vice President and Chief Financial Officer	2005

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

PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Media General’s voting common stock (no par value) is listed on the New York Stock Exchange under the symbol MEG. The approximate number of equity security holders of record at February 27, 2015 was 1,081.

The table below sets forth the volume of shares traded and the high and low sales prices for the Company’s common stock in 2014 and 2013. No dividends were paid in 2014 and 2013. The Company does not anticipate paying dividends in 2015.

	First	Second	Third	Fourth
(Unaudited)	Quarter	Quarter	Quarter	Quarter
2014
Shares traded	20,513,000	34,519,000	29,162,000	41,820,000
Stock price range	$15.93-23.65	$15.09-20.53	$13.11-22.60	$12.66-17.70
2013
Shares traded	9,309,000	17,257,000	14,632,000	17,005,000
Stock price range	$3.97-5.97	$5.78-11.45	$9.68-14.50	$12.61-23.55

Performance Graph

The following graph, which is being furnished pursuant to Item 201 of Regulation S-K, shows the cumulative stockholder return on the Company’s common stock over the last five fiscal years beginning on January 1, 2010 and ending on December 31, 2014, as compared to the NYSE Market Index and a Broadcast Peer Group Index.  The graph assumes that $100 was invested on January 1, 2010, and also assumes the reinvestment of dividends.

	1/1/10	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Media General, Inc.	$100.00	$73.72	$51.91	$54.85	$288.57	$213.39
NYSE Composite Index	$100.00	$113.76	$109.70	$127.53	$161.20	$172.27
Broadcast Peer Group Index*	$100.00	$187.50	$256.11	$332.06	$1,202.20	$989.47

* The Broadcast Peer Group includes: Gray Television, Inc., Nexstar Broadcasting Group, Inc. and Sinclair Broadcasting Group, Inc.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares withheld to satisfy tax withholding obligations upon the release of restrictions on Performance Accelerated Restricted Stock awarded under the Company’s Long-Term Incentive Plan during the fourth quarter of 2014:

Date	Total Number of Shares Purchased	Average Price Per Share
December 9	4,636	$15.31
December 19	29,989	$17.63
December 31	15,684	$16.73

Item 6.      Selected Financial Data

On December 19, 2014, Media General, Inc. (now known as MGOC, Inc.) and LIN Media were combined in a stock and cash business combination transaction under a new parent public-reporting company. The new parent company has retained the Media General name. Consequently, the consolidated financial statements of Media General, the legal acquirer and a continuing public corporation in the transaction, include LIN’s operating results for the period from acquisition date to December 31, 2014.

On November 12, 2013, Media General, Inc. (“Legacy Media General”) and New Young Broadcasting Holding Co., Inc. (“Young”) were combined in an all stock, tax-free merger. Although Legacy Media General was the legal acquirer, the transaction was accounted for as a reverse merger whereby Young acquired Legacy Media General for accounting purposes only. Consequently, the consolidated financial statements of Media General, the legal acquirer and a continuing public corporation in the transaction, have been prepared with Young as the surviving entity. Accordingly, prior period financial information presented for the Company in the consolidated financial statements reflect the historical activity of Young. The financial statement data as of and for the year ended December 31, 2013, are derived from the Company’s audited financial statements that are included elsewhere in this Form 10-K and reflect the results of Young from January 1, 2013, to November 11, 2013, and the results of the combined company for November 12, 2013, through December 31, 2013. The financial statement data as of December 31, 2012 are derived from the audited financial statements of the Company included elsewhere in this Form 10-K and reflect the historical results of Young for those periods. The financial statement data as of December 31, 2011, as of and for the six months ended December 31, 2010, and as of and for the six months ended June 30, 2010 are derived from the audited financial statements of the Company not included in this Form 10-K and reflect the historical results of Young for those periods. Earnings per share was not previously presented in the audited financial statements of Young but is included for the Successor periods below for comparison purposes.

	Successor					Predecessor
(In thousands, except per share amounts)	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Six months ended December 31, 2010	Six months ended June 30, 2010
Summary of Operations
Operating revenues	$674,963	$269,912	$228,183	$174,520	$103,187	$84,307
Operating income	$115,104	$33,827	$55,493	$21,304	$25,108	$13,497
Net income (a)	$56,520	$4,354	$35,963	$103,924	$15,091	$609,627
Net income attributable to Media General (a)	$53,506	$6,140	$35,921	$103,924	$15,091	$609,627
Basic EPS adjusted for exchange ratio (b)	$0.59	$0.11	$0.82	$1.91	$0.28	(b)
Diluted EPS adjusted for exchange ratio (b)	$0.58	$0.10	$0.53	$1.14	$0.17	(b)
Balance Sheet Data
Total current assets	$524,544	$203,296	$72,587	$95,901	$84,441
Total assets (c)	4,742,774	1,921,368	483,197	510,601	464,232
Total current liabilities, excluding current portion of long-term debt and capital lease obligations	175,685	68,622	34,169	24,633	28,702
Long-term debt, including current portion and capital lease obligations (d)	2,427,627	918,309	154,462	82,587	75,758

NOTE: The Predecessor periods represent the financial information of Young Broadcasting Inc. prior to July 1, 2010. The Successor periods represent the financial information of the Company on or after July 1, 2010, after the application of fresh-start accounting. Operating results for 2013 include the results of Legacy Media General for the period November 12 through December 31, 2013. Operating results for 2014 include the results of LIN for the period December 19, 2014 through December 31, 2014.

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

(c)	Total assets as of December 31, 2013 include the impact of the Young Merger. Total assets as of December 31, 2014 reflect the LIN Merger.

(d)

In 2010, Young Broadcasting Inc. extinguished $822 million of long-term debt as a result of the Chapter 11 bankruptcy proceedings. Post-bankruptcy, Young entered into a new term loan for $75 million which is included in long-term debt as of December 31, 2010. The increase in long-term debt during 2012 is primarily the result of draw downs from a new $175 million senior credit facility, which was put in place in December 2011. Long-term debt as of December 31, 2013 reflects the impact of the merger transaction and the refinancing of the Company's long-term debt which includes an $885 million term loan under the Media General credit agreement and $32 million of term loans under the Shield Media credit agreement. Long Term debt as of December 31, 2014 reflects the impact of the LIN Merger, including incremental borrowing of $825 million of term loan B under the Senior Secured Credit Facility and the issuamce of $400 million of 2022 Notes.

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

OVERVIEW

On December 19, 2014 (the "Closing Date"), Media General, Inc., now known as MGOC, Inc. (“Old Media General”), and LIN Media LLC, a Delaware limited liability company (“LIN Media” or “LIN”) were combined in a business combination transaction (the “LIN Merger”). As a result of this merger, Media General, Inc., formerly known as Mercury New Holdco, Inc. (“New Media General” or the “Company”) became the parent public-reporting company of the combined company; LIN Television Corporation (“LIN Television”) became a direct, wholly owned subsidiary of New Media General, and Old Media General became a direct, wholly owned subsidiary of LIN Television and an indirect, wholly owned subsidiary of New Media General.

References to Media General or the Company in this Annual Report on Form 10-K that include any period at and before the effectiveness of the LIN Merger shall be deemed to refer to Old Media General as the predecessor registrant to New Media General. References to Legacy Media General shall be deemed to refer to Old Media General prior to the merger with New Young Broadcasting Holding Co., Inc. (“Young”) as further described below.

On November 12, 2013, Legacy Media General and Young were combined in an all-stock, tax-free merger transaction. Although Legacy Media General was the legal acquirer, the transaction was accounted for as a reverse merger whereby Young acquired Legacy Media General for accounting purposes only. As a result, the financial statements reflect only Young’s historical results for 2012 and from January 1, 2013 through November 11, 2013. For the last seven weeks of 2013, financial results include both the Young and Legacy Media General stations.

The following table provides information as to the makeup of Company’s operating results by year as presented in the Consolidated Statements of Comprehensive Income and Cash Flows:

	2014	2013	2012
Legacy Young	January 1 - December 31	January 1 - December 31	January 1 - December 31

Legacy Media General	January 1 - December 31	November 12 - December 31

LIN Media	December 19 - December 31

As a result of the mergers described above, along with certain related transactions described more fully in Note 2 of Item 8, the Company owns and operates or services 71 television stations and their associated digital media and mobile platforms in 48 markets across the United States.

The following significant events occurred over the past three years.

2012 Events

•	February – completed purchase of $120 million of shares from equity holders
•	February – Legacy Media General announced intent to sell its newspapers
•	May – Legacy Media General refinanced its bank debt with Berkshire Hathaway
•	June – Legacy Media General sold 9 of its 10 newspaper groups to Berkshire Hathaway
•	October – Legacy Media General sold its Tampa newspaper group
•	October – traffic consolidation project launched
•	December – completed purchase of $25 million of shares from equity holders
•	December – entered into a joint sales agreement and a shared service agreement to run WXXA-TV in Albany for Shield Media
•	December – management agreement with Gray TV ended

2013 Events

•	March – entered into a joint sales agreement and a shared service agreement to run WLAJ-TV in Lansing for Shield Media and purchased certain non-license assets of the station
•	June – announced merger with Young
•	November – completed merger with Young with headquarters in Richmond, VA
•

November – refinanced all debt for Legacy Media General and Young to new facilities totaling $917 million in term loans with a $60 million revolving line of credit on significantly more favorable credit terms

2014 Events

•	March – entered into a merger agreement with LIN Media
•	April – entered into an amendment to credit agreement permitting the Company to obtain additional financing in connection with the LIN Merger
•	September – completed acquisition of WHTM in Harrisburg, PA
•	November – Issued the 2022 Notes to facilitate LIN Merger
•	December – completed merger with LIN Media
•	December – Divested 7 stations and acquired 2 stations in connection with the LIN Merger

Advertising sales comprise the majority of the Company’s revenues. The distribution of advertising revenues in the United States continues to shift among numerous established media, as well as many relatively new contenders, resulting in intense competition. The Company faces challenges from other broadcasters, from increasing digital competition, from cautious advertisers and from the cyclical nature of certain advertising which translates into the relative absence of political and Olympics advertising for television stations in odd-numbered years. The role of digital media continues to evolve at a rapid pace, and with the addition of the LIN digital companies, the Company believes it is well positioned both strategically and structurally to capitalize on emerging opportunities. The chart below illustrates the relative importance of Political advertising to revenues for the last six years:

Another major trend is industry consolidation. There were a myriad of transactions consummated in the broadcast television industry in 2014 and 2013 including the two in which we were involved. As consolidation continues, it becomes increasingly important for a company to have more stations and scale to better compete with its peers. The Company’s mergers with LIN and Young are evidence of its ability to capitalize on this trend. Additionally, combining back office operations eliminates duplication and drives higher margins. The Company remains amenable for future opportunities to expand through acquisition at the right valuations and in the right circumstances.

RESULTS OF OPERATIONS

The Company recorded net income attributable to Media General of $54 million ($0.58 per diluted share), $6.1 million ($0.10 per diluted share) and $36 million ($0.53 per diluted share) in the years ended December 31, 2014, 2013, and 2012, respectively. These amounts were heavily influenced by specific events in each year. In 2014, in connection with the LIN Merger, the Company disposed of WJAR and WVTM and as a result, recorded a gain on the sale of these stations in the amount of $43 million. In addition, it recognized a $10 million gain by selling its former studio in San Francisco. Partially offsetting these increases to net income were $54 million of merger-related and restructuring expenses, some of which were not tax deductible, $3.5 million of debt modification and extinguishment costs, and an increase in interest expense of $33 million as a result of a merger-related increase in outstanding debt balances. In 2013, $13 million in merger-related and restructuring expenses, some of which were not tax deductible, and $4.5 million of debt modification and extinguishment costs were incurred in connection with the merger with Young and contributed towards the decrease in net income for 2012. Also, in 2013 and 2012, non-cash gains of $1.8 million and $8 million respectively were recorded as certain management fees and a contingent liability related to agreements signed in 2010 were settled for less than the recorded liability.

Net income for the year ended December 31, 2014 was $57 million and included income attributable to noncontrolling interests of $3 million. The income attributable to noncontrolling interests represents the aggregate income of certain stations operated by the Company through JSA/SSA arrangements as well as certain digital operations acquired in the LIN Merger.

Excluding the merger-related and restructuring costs described above, operating income was $169 million in 2014, $47 million in 2013 and $55 million in 2012. This jump in adjusted operating income was reflective of acquisition activity in 2014 and 2013, continuing economic recovery across the country, and excellent even-year Political revenues as well as strong retransmission revenues throughout.

The Company’s 2014 operating results include $24 million of net operating revenue and an operating loss of $1 million attributable the LIN Media stations for the period from December 19, 2014 to December 31, 2014 including more than $5 million of non-recurring merger-related and restructuring expenses incurred during the 13 days between the closing date and year end. The Company’s 2013 operating results include seven weeks of the Legacy Media General stations. Additionally, WXXA was consolidated in December of 2012 and WLAJ was consolidated in March of 2013. Combined, these acquisitions provided $63 million of net revenue and $3.6 million of operating income during 2013 and nominal amounts in 2012.

Revenues

The following chart details the Company’s net operating revenues along with the year-to-year percentage changes:

(in thousands)	2014	2013	2012	'14 vs. '13	'13 vs. '12

Local revenue	$476,110	$207,367	$149,160	129.6%	39.0%
National revenue	149,484	72,948	51,852	104.9%	40.7%
Political revenue	75,767	4,058	49,710	1767.1%	-91.8%
Digital revenue	33,317	9,716	5,791	242.9%	67.8%
Barter revenue	14,348	4,267	3,123	236.3%	36.6%
Other revenue	15,264	7,219	5,477	111.4%	31.8%
Total operating revenues	764,290	305,575	265,113	150.1%	15.3%
Commissions	(89,327)	(35,663)	(36,930)	150.5%	-3.4%
Net operating revenues	$674,963	$269,912	$228,183	150.1%	18.3%

2014 vs. 2013

Revenues for the year ended December 31, 2014 increased 150% when compared to 2013. The majority of the increase was due to the addition of twelve months of the results of Legacy Media General (as compared to seven weeks in 2013) and 13 days of results of LIN Media in 2014. The remainder of the increase was primarily due to an increase in both Political advertising and Local revenues. Political advertising, or its relative absence in odd-numbered years, causes a certain cyclicality, as demonstrated in the preceding graph and the table above. During 2014 Political revenue was $76 million due to Senate races in several states as well as strong issue spending. Local revenues benefited from continued growth in retransmission fees.

2013 vs. 2012

Revenues during the year ended December 31, 2013 increased 18% when compared to 2012. The increase was due to the addition of seven weeks of the results of Legacy Media General. Excluding the impact of the Young merger, 2013 broadcast revenues for stations owned fully during 2013 decreased 9.3% when compared to those owned for all of 2012. Political advertising and Retransmission revenues were the largest factors in these variances. With 2012 being the first Presidential year since the Citizen’s United ruling (which eliminated restrictions on independent campaign spending by corporations and unions), the Company was able to garner a strong share of 2012 political spending in its markets. The Company experienced record political time sales in 2012 due to an extended Presidential primary race and the footprint of the Company’s television stations in key Presidential swing states, including Iowa, Michigan, Virginia and Wisconsin, but saw a decrease in political sales of 93% in 2013. Partially offsetting the decrease in political time sales was an increase in Local revenues, primarily due to an increase in retransmission revenues, which grew 32% as compared to 2012.

Operating Costs

Total operating costs as reported on the consolidated statements of comprehensive income increased from $173 million in 2012 to $236 million in 2013 to $560 million in 2014. Total operating costs for the years ended December 31, 2014 and 2013 experienced significant increases as a result of the mergers with LIN Media and Young, respectively. In addition to merger-related increase, there were higher network programming payments as the Company’s contracts anticipate increased retransmission revenue as well as an increase in compensation expense due in part to health insurance costs. Also contributing to the increase in operating costs in 2014 was growth in merger-related expenses, up approximately $41 million. The increase in operating expenses in 2013 on a same station basis was primarily driven by additional network programming payments, which rose $3.5 million from 2012 to 2013. Sales expenses also increased from 2012 to 2013 as the Company invested in incentive programs to aid in replacing the Political spending which would not recur in the odd-numbered year. Partially offsetting these increases were reductions in program expense and general, selling, and administrative expenses due to open positions.

Corporate and other expenses as shown on the statements of comprehensive income increased by approximately $14 million from 2013 to 2014 and decreased by $4.5 million from 2012 to 2013. The increase during 2014 was primarily due to the addition of the Legacy Media General public-company corporate infrastructure in 2014 as well as a $7.7 million non-recurring cost related to the pension buyout described more fully in Note 10 of Item 8. The decrease in 2013 was due primarily to a drop of $14 million in fees under the Gray agreement more fully described in Note 12 of Item 8. Partially offsetting this decrease were the Corporate and other expenses of Legacy Media General following the merger with Young which totaled more than $9 million. This amount included $5.5 million of variable stock-based compensation.

Depreciation and amortization expense as reported on the consolidated statements of comprehensive income was up 59% from 2012 to 2013 and up 158% to $67 million in 2014. The increase in both 2014 and 2013 was primarily due to new higher fair values due to the mergers, although new capital investments contributed as well.

The Company also recorded $54 million and $13 million of merger-related and restructuring costs in 2014 and 2013, respectively, as shown on the consolidated statements of comprehensive income primarily for investment banking and professional fees related to the LIN Merger and the merger with Young.

Interest expense

Total interest expense in 2014 was $46 million compared to $13 million in 2013 and $7.8 million in 2012. As fully discussed in the liquidity section that follows, in connection with the LIN Merger, LIN Television completed the issuance of $400 million of LIN Television’s 2021 Notes. These are in addition to the 2022 Notes with $290 million in aggregate principal outstanding. In addition, the outstanding balance on the Company’s credit agreement increased from $885 million as of December 31, 2013 to $1.7 billion as of December 31, 2014. Average debt outstanding for 2014 was $994 million at an average rate of 4.5%. In comparison, 2013 average debt outstanding was $264 million at an average rate of 4.8% primarily as a result of the debt refinancing that occurred following the merger with Young, which resulted in $917 million in debt outstanding for the last seven weeks of 2013. Average debt outstanding for 2012 was $136 million at an average rate of 5.8%.

The Company recorded $3.5 million and $4.5 million of debt modification and extinguishment costs in 2014 and 2013 related to refinancing its debt in connection with the LIN Merger and the merger with Young, respectively.

Income taxes

Income tax expense was $52 million, $12 million, and $20 million for the years 2014, 2013 and 2012, respectively. The effective tax rates in both 2014 and 2013 were relatively high compared to a more typical tax rate in 2012. The higher rate in both years can be attributed primarily to certain merger-related transaction costs that are not deductible for tax purposes as they are capitalized and included in the basis in the stock of the acquired company with an exaggerated impact on relatively low pre-tax earnings in 2013.

At December 31, 2014, the Company had $635 million in combined net operating loss (NOL) carryforwards for federal tax purposes. The NOLs are available to offset future taxable income and along with various state NOLs, give rise to a deferred tax asset of approximately $260 million (including minimum tax credit carryforwards). The Company has performed a study of the Combined Company assets and although it has identified certain limitations with respect to annual utilization, it expects to use substantially all of those NOLs as described in Note 9 to the Consolidated Financial Statements.

The Company acquired approximately $43 million (included in amount discussed above) in federal tax NOLs in connection with the LIN Merger. During 2014, the Company used approximately $100 million of the Combined Company NOLs to offset taxable income resulting from station divestitures and other gains. Therefore, the Company will not pay regular federal tax but estimates that it will pay approximately $2 million of Alternative Minimum Tax (“AMT”) in 2014 for which, it has recorded an unlimited AMT credit carryforward to offset regular federal income tax in the future. In addition to the federal AMT, the Company expects to pay approximately $6 million in state income taxes, due primarily to gains resulting from station divestitures and other income.

The Company expects to use approximately $110 million of NOLs for federal tax purposes in 2015. Therefore, the Company expects to pay cash taxes for federal and state purposes of approximately $5 million.

Other

In May of 2014, the Company sold its KRON building in San Francisco to a third party for $24.5 million of net cash proceeds. The Company leased the space back from the third party until December of 2014, with no rental payments required. The Company deferred the gain on the sale until the end of the lease term and as a result, recorded a $10 million gain in December 2014.

As of December 31, 2014, the Company’s qualified pension plans were underfunded by approximately $120 million. This $34 million increase in the underfunded status of the plans as compared to the prior year was primarily due to a change in discount rates, changes made to the mortality tables and the addition of the LIN pension plan, which was also underfunded in December 2014.

As indicated above, the Company had a management agreement with Gray that expired on December 31, 2012. As part of the management agreement, if the Company was sold within the term, Gray would initially receive a portion of the aggregate sales price above a specified threshold. The Company had estimated the fair value of this liability to be $8 million. As of December 31, 2012, the Company was not sold and the reversal of the liability was recorded as income in Other, net, on the consolidated statement of comprehensive income.

On December 19, 2014, pursuant to the LIN Merger Agreement, each outstanding share of LIN common stock was converted into the right to receive an amount in cash equal to $25.97 or 1.4714 shares of no par value voting common stock of Media General. Media General issued 41,197,003 shares of voting common stock to LIN’s equity holders to effect the LIN Merger. In addition, existing LIN restricted shares and stock options were converted to similar Media General instruments at its fair value on December 18th. As a result, the Company expects a significant increase in noncash stock compensation expense during 2015 and 2016.

The FCC adopted an order, effective on June 19, 2014, that may require changes in the Company’s relationship with entities with whom it has joint sales agreements ("JSAs") and amended its rules governing "good faith" retransmission consent negotiations. The Company cannot predict what effect, if any, these new rules may have on future negotiations for retransmission consent agreements. For further discussion see Item 1A of this Form 10-K.

Certain pending climate change legislation and other environmental laws and regulations could impact the Company (if enacted or adopted) by potentially increasing its operating costs through higher electricity and other expenses associated with its facilities.  Climate change effects could include more intense tropical storms, tornadoes and hurricanes potentially causing lost revenue and higher expenses associated with storms.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash flow from operations, but it also has access to a Revolving Credit Facility and cash on its balance sheet. The merger transactions of the last two years enhanced the Company’s ability to generate cash, particularly in even-numbered years when Political and Olympic revenues are most prominent. The Company would consider using its cash flow along with both debt and equity for further acquisitions or other corporate initiatives, but its current predisposition is to use the excess cash flow to repay debt. It believes application of excess cash flow will enable a significant reduction in its leverage in the next several years.

The Company’s cash provided by operating activities totaled $69 million, $7.8 million, and $74 million in 2014, 2013 and 2012, respectively. With a full year of the newly acquired LIN operations in 2015, the Company expects even larger cash flows from operations. Retirement plan contributions and changes in balance sheet accounts such as accrued expenses and other liabilities and accounts receivable can and did have an impact on this amount from year to year, as shown on the Consolidated Statements of Cash Flows, but the key component is and was the Company’s underlying operating performance. The Company made nearly $50 million in pension contributions in 2014. This represented multiple years of required funding. The Company will continue to appropriately fund its plans but currently does not expect the 2014 contribution level to recur. The Company had a $150 million Revolving Credit Facility (with no outstanding balance but $3.4 million of undrawn letters of credit as of year-end) and $44 million of cash on its balance sheet as of December 31, 2014. In addition, the Company has restricted cash of $120 million related to a station sale. These proceeds are being held by a qualified intermediary and will revert to the Company in June if an acquisition of certain identified replacement property is not consummated. See Note 12 of Item 8 for more details.

The Company internally, and analysts in the Broadcast industry, use Broadcast Cash Flow (“BCF”) as a key performance measure. Cash flow from operations is a more complete measure of cash flow because it includes cash generated or used related to balance sheet changes as well as cash expended as shown in the line item “Corporate and other expenses.” As shown below, BCF for the Company ranged from $92 million to $260 million in 2012-2014, and this only included seven weeks of Legacy Media General in 2013 and 13 days of LIN in 2014.

(in thousands)	2014	2013	2012

Net income	$56,520	$4,354	$35,963
Add:
Interest expense	45,704	12,687	7,830
Debt modification and extinguishment costs	3,513	4,509	-
Gain on sale of stations	(42,957)	-	-
Corporate and other expenses	33,007	19,016	23,531
Depreciation and amortization	66,557	25,772	16,179
Income tax expense	52,453	12,325	20,380
(Gain) loss on disposal of property and equipment, net	(8,935)	399	59
Merger-related and restructuring expenses	54,202	13,079	-
Program license rights, net	(215)	(246)	-
Other, net	(129)	(48)	(8,680)

Broadcast Cash Flow	$259,720	$91,847	$95,262

The Company used cash for its investing activities in 2014, 2013 and 2012. In 2014, cash related to acquisitions and dispositions were most prominent. In addition to significant non-cash payments in the form of shares, $763 million in cash was used to acquire LIN (including approximately $26 million of cash on the balance sheet) as described more fully in Note 2 of Item 8. Additionally, during 2014 the Company received $357 million of cash for disposing of television stations in five markets and spent $176 million to acquire stations in Tampa, Colorado Springs, and Harrisburg. Capital expenditures were $37 million in the year. For 2013, the Company spent $15 million on capital expenditures and $14 million to purchase WLAJ. The Young merger, which involved acquiring assets and assuming debt and other liabilities including pension obligations, was a net $434 million non-cash transaction and is described fully in Note 2 of Item 8. The only cash component was the acquisition of Legacy Media General’s cash balances on the merger date of approximately $17 million. In 2012, nearly $20 million was spent to acquire WXXA and $12 million was invested for capital items.

Net cash was provided by financing activities in 2014 ($590 million) and 2013 ($49 million), but $74 million was used by financing activities in 2012. As shown on the Statements of Cash Flows, there were considerable inflows and outflows in each period. Most of this activity relates to the borrowings and repayments under various facilities as described in the section that follows. One other key use of cash was stock repurchases made in 2012 totaling $145 million. The Company borrowed funds, supplemented by cash on hand, to repurchase the shares and warrants of these equity holders as described in Note 4 of Item 8.

Debt Agreements

The Company began the year with an $885 million term loan, a $60 million undrawn revolver, and $32 million of term loans related to Shield Media. Through the first eight months of the year the Company repaid $84 million in debt. In order to facilitate the acquisitions/disposition activities, the Company entered into new agreements, amended existing agreements several times, and assumed certain debt of LIN. At December 31, 2014, the Company had the following debt facilities and other debt instruments:

Term Loan	2020	$1,701 million	LIBOR + 3.25% w/ 1% LIBOR floor

Revolver	2019	$147 million available None drawn	LIBOR + 2.50%; 0.5% commitment fee

5.875% Senior Notes	2022	$400 million	Fixed

6.875% Senior Notes	2021	$290 million	Fixed

Shield Media Term Loans	2019	$29.6 million	LIBOR + 3.25%

Other Borrowings	2017	$2.1 million	LIBOR + 3.00%

A small portion ($12 million) of the principal is due in the coming year. The full principal repayment schedule is shown on the commitments table later in this Item 7. The Company loans are guaranteed by its subsidiaries, and the Company has pledged substantially all of its assets as collateral for the loans. The Shield Media loans are guaranteed by the Company, and the Company has pledged substantially all of its assets as collateral for the loans, on a pari passu basis with the Media General credit agreement. Both sets of Senior Notes are also guaranteed by the Company and certain of LIN TV’s subsidiaries on a full and unconditional basis.

The Company used the new and amended borrowings above in 2014 to 1) fund a portion of the cash paid for LIN, 2) purchase WHTM, 3) repay $367 million in LIN term loans, 4) deposit $212 million to pay off LIN’s 8.375% Senior Notes, and 5) pay interest, fees and professional costs related to the transactions. In 2013, new debt was used to 1) repay all amounts outstanding for both Legacy Media General and Young at Media Term Loans, 2) pay accrued interest on the loans, fees related to the debt being issued, fees related to the transaction, and 3) make pension plan contributions in December 2013 and January 2014.

As a result of a series of amendments to the Senior Secured Credit Facility, the credit agreement governing the Senior Secured Credit Facility contains a leverage ratio covenant which is tested for purposes of the Revolving Loan Facility if and when the Revolver borrowings and non-collateralized letters of credit exceed $45 million at a quarter end. At other times, there is not a required maximum leverage ratio that the Company must operate within. The leverage ratio involves debt levels and a rolling eight-quarter calculation of EBITDA, as defined in the agreement. Through the first quarter of 2015, the maximum ratio would be 5.5 times, for the second and third quarters, it would be 5.25 times, and it would be 5.0 times thereafter. Additionally, the agreement has restrictions on certain transactions that are operational regardless of Revolver borrowing level, including the incurrence of additional debt, capital leases, investments, fundamental changes (including additional acquisitions mergers or consolidations), limitation liens, prepayment or amendment of certain debt, transactions with affiliates, changes in the nature of the business, asset sales and restricted payments (including dividends and share repurchases) as defined in the agreement. The Shield Media loans have a fixed charge coverage ratio (a ratio of fixed charges (interest, debt payments, capital expenditures and taxes) to EBITDA, calculated on a rolling eight-quarter basis, as defined in the agreement). The Shield Media Term Loans also have restrictions on transactions similar in nature to those in the new Media General credit agreement, but scaled to Shield Media’s smaller size. Additionally, the Shield Media loans have more specific covenants regarding the operation of the Shield Media business and requires that each Shield Media holding company that controls a Shield Media station limit its activities to the performance of its obligations under the Shield Media credit documents, and activities incidental thereto, including owning a Shield Media station and the performance of its obligations under and activities related to the shared services agreement. The Senior Notes do not contain financial maintenance covenants but does include restrictive covenants with respect to the ability to incur additional debt and issue disqualified stock; pay dividends or make other restricted payments; prepay, redeem or repurchase capital stock or subordinated debt; transfer or sell assets; make investments; enter into transactions with affiliates; create or incur liens; and merge or consolidate with any other person. The Media General and Shield Media credit agreements along with both sets of Senior Notes contain cross-default provisions.

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

The Company does not have material off-balance sheet arrangements.

Commitments

The table that follows shows long-term debt and other specified obligations of the Company as of December 31, 2014:

(in millions)	Payments Due by Periods
Contractual obligations [1]	Total	2015	2017 2016	2018 2019	2020 and beyond
Media General Credit Agreement; Term Loans: [2]
Principal	$1,701.0	$8.2	$16.2	$99.0	$1,577.6
Interest	389.4	72.0	143.0	136.4	38.0
2022 Senior Notes [3]
Principal	400.0	-	-	-	400.0
Interest	187.0	23.5	47.0	47.0	69.5
2021 Senior Notes [4]
Principal	290.0	-	-	-	290.0
Interest	120.2	18.5	37.0	37.0	27.7
Media General Credit Agreement; Revolving credit facility: [5]
Commitment fees	3.6	0.8	1.5	1.3	-
Shield Media Credit Agreement: [6]
Principal	29.6	2.4	6.4	20.8	-
Interest	2.9	1.0	1.6	0.3	-
Other Borrowings [7]
Principal	2.1	1.1	1.0
Interest	0.1	0.1
Capital leases [8]	23.6	1.7	3.2	2.8	15.9
Operating leases [9]	62.7	8.2	14.9	10.2	29.4
Program license rights [10]	102.4	47.7	49.8	4.5	0.4
Estimated benefit payments from Company assets [11]	65.6	11.3	12.4	12.4	29.5
Purchase obligations [12]	745.8	275.9	210.7	195.4	63.8
Total specified obligations	$4,126.0	$472.4	$544.7	$567.1	$2,541.8

[1]	Other than the estimated benefit payments from company assets and program license rights disclosed above and discussed further below, the table excludes items contained in “Other liabilities” on the Consolidated Balance Sheets, primarily because the ultimate timing and amount of these future payments is not determinable. As disclosed in Note 9 of Item 8, the Company had a non-current liability for uncertain tax positions of approximately $25.2 million at December 31, 2014. Because the Company cannot reasonably estimate the amount or period in which the ultimate settlement of these uncertain tax positions will occur, the contractual obligations table excludes this liability.

[2]

Principal shown above represents minimum required payments under the Media General Senior Secured Credit Facilities Term Loan which matures on July 31, 2020. Interest payments reflect the interest rate of 4.25% as of December 31, 2014. Actual principal and interest payments could differ substantially.

[3]	Principal shown above represents minimum required payments under the 2022 Senior Notes which matures on November 15, 2022. Interest payments reflect a fixed interest rate of 5.875%.

[4]	Principal shown above represents minimum required payments under the 2021 Senior Notes which matures on January 15, 2021. Interest payments reflect a fixed interest rate of 6.375%.

[5]

The Company has a $150 million Revolving Credit Facility that matures on October 28, 2019. The Company pays a 0.5% commitment fee on unutilized commitments. The chart above assumes that no borrowings under the Revolving Credit Facility will be outstanding through the end of the agreement. Actual payments could differ substantially if amounts are borrowed under the facility.

[6]

Principal shown above represents minimum required payments under the Shield Media Credit Agreement which matures on July 31, 2018. Interest payments reflect the interest rate of 3.415% as of December 31, 2014. Actual principal and interest payments could differ substantially.

[7]

Principal shown above represents minimum required payments under LIN Television agreements for VIEs which mature in quarterly installments through December 2017. Interest payments reflect the interest rate of 3.15% as of December 31, 2014. Actual principal and interest payments could differ substantially.

[8]	Represents minimum rental commitments under capital leases.

[9]	Represents minimum rental commitments under non-cancelable operating leases with terms in excess of one year.

[10]

Program license rights include both recorded short-term and long-term liabilities for programs which have been produced and unrecorded cash commitments to purchase program license rights which are not yet available for broadcast.

[11]

Actuarially estimated benefit payments under pension and other benefit plans expected to be funded directly from Company assets through 2024 (ie SERP, Excess Plan and OPEB) which includes a $5 million expected contribution to the qualified pension plans in 2015.

[12]

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) requires that management make various estimates and assumptions that have an impact on the assets, liabilities, revenues and expenses reported. The Company considers an accounting estimate to be critical if that estimate requires assumptions to be made about matters that were uncertain at the time the accounting estimate was made, and if changes in the estimate (which are reasonably likely to occur from period to period) would have a material impact on the Company’s financial condition or results of operations. The Audit Committee of the Board of Directors has reviewed the development, selection and disclosure of these critical accounting estimates. While actual results could differ from accounting estimates, the Company’s most critical accounting estimates and assumptions are in the following areas:

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

Goodwill is tested at the reporting unit level, which, following the LIN Merger, the Company considers to be its 48 markets and each digital business unit. Prior to performing a quantitative two-step goodwill impairment test, the Company first assesses qualitative factors to determine whether the quantitative test is necessary. In 2014, the Company reviewed Old Media General market reporting units, as the Legacy LIN stations were recorded at fair value as of the Closing Date and no events occurred between then and year-end that necessitated an interim test. An annual quantitative test was not required of the Old Media General market stations. The Company considered Young station performance, forecasted performance and recent industry trends for retransmission and merger and acquisition activity in its qualitative analysis.

The Company performs its annual impairment test of indefinite-lived intangible assets (i.e., FCC licenses) at the station level. All of the Company’s stations have FCC license carrying values. The Legacy LIN stations were recorded at fair value as of the Closing Date and no events occurred between then and year end that necessitated an interim test. Quantitative impairment testing was deemed unnecessary for the Old Media General stations. The models the Company uses to value FCC licenses are highly sensitive to changes in assumptions.

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

The expected rate of return on plan assets is 7.5%. A one percentage point-change would result in an increase or decrease in plan assets of approximately $4.4 million and a change in annualized pension expense of approximately $4.6 million. The discount rate at year end was 3.80%. A one percentage-point increase in the discount rate would have raised the net periodic benefit costs by approximately $2.0 million and would have decreased the projected benefit obligation by approximately $66 million. A one percentage-point decrease in the discount rate would have lowered the net periodic benefit costs by approximately $1.4 million and would have increased the projected benefit obligation by approximately $81 million.

Income taxes

The Company files income tax returns with various state tax jurisdictions in addition to the Internal Revenue Service and is regularly audited by both federal and state tax agencies. From time to time, those audits may result in proposed adjustments. The Company has considered alternative interpretations that may be assumed by the various tax agencies and does not anticipate any material impact on its earnings as a result of these audits. Additionally, the Company maintains a reserve for uncertain tax positions, where the probability of sustaining the position does not exceed a “more likely than not” standard. The reserve for uncertain tax positions was $25.2 million as of December 31, 2014.

The Company records income tax expense using the liability method, under which deferred tax assets and liabilities are recorded for the differing treatments of various items for financial reporting versus tax reporting purposes. The Company evaluates the need for a valuation allowance for deferred tax assets.  Included in that analysis is the fact that the Company has carried forward $635 million of net operating losses (NOLs) as described in Note 9 of Item 8. The Company engaged a third party to perform a study of its ability to use these NOLs following the merger. This study shows that, although there are limitations in future years, the Company anticipates being able to use the NOLs recorded before they expire over the course of the next 20 years.

Consolidation of Variable Interest Entities (VIEs)

The Company consolidates VIEs when it is the primary beneficiary of the entity, in accordance with the VIE accounting guidance. In determining whether the Company is the primary beneficiary of a VIE for financial reporting purposes, the Company considers whether it has the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether it has the obligation to absorb losses or the right to receive returns that would be significant to the VIE.  Assets of consolidated VIE’s can only be used to settle the obligations of that VIE.  As discussed in Note 3 of Item 8, the Company consolidates the results of WXXA, WLAJ, WBDT, WYTV, KTKA, KWBQ, KRWB, and KASY pursuant to the VIE accounting guidance. All of the liabilities are non-recourse to the Company, except for certain of the debt, which the Company guarantees. As discussed in Note 5 of Item 8, the Company is also the primary beneficiary of the VIE that holds the Supplemental 401(k) Plan’s investments and consolidates the plan accordingly.

OUTLOOK FOR 2015

With the completion of the LIN Merger and related divestitures, following on the heels of the Young Merger in late 2013, the Company directs 71 stations across 48 markets covering 23% of U.S. Households. The Company’s scale has already delivered significant operating synergies, which will be reflected in the Company’s 2015 results and in years to come. At 23% of U.S. Households, the Company has room under the cap and the financial capacity to acquire additional stations if the right opportunities arise. The combination of the LIN Media Digital companies with the Media General stations should enable an acceleration of digital growth. While 2015 is an off-Political, non-Olympic year, strength in retransmission revenues and an improving economy should enable the Company to recoup much of the lost revenue from 2014. Most experts are projecting strong spending in Political Advertising in 2016 and having the Olympics in Rio de Janeiro, Brazil should enable more “live” events on the Company’s NBC stations. Expenses will rise in 2015 in several areas including network programming payments. The Company expects to generate strong free cash flow as a combined entity and in the near term use its free cash for debt reduction.

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

Various important factors could cause actual results to differ materially from the Company’s forward looking statements, estimates or projections including, without limitation: the impact of various business combinations and integration efforts of the Company, changes in advertising demand, changes to pending accounting standards, changes in consumer preferences for programming and delivery method, changes in relationships with broadcast networks, the performance of pension plan assets, health care cost trends, regulatory rulings including those related to ERISA and tax law, natural disasters, and the ability to renew retransmission agreements. Actual results may differ materially from those suggested by forward-looking statements for a number of reasons including those described in Item 1A (“Risk Factors”) of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2014, the Company had a $1.7 billion term loan under the Media General Senior Secured Credit Facilities which matures in July 2020 and bears interest at LIBOR (with a LIBOR floor of 1%) plus a margin of 3.25%. The applicable LIBOR rate at December 31, 2014, was approximately 0.16%. Due to the LIBOR floor, the interest rate on the term loan under the Media General Credit Agreement was substantially fixed at December 31, 2014. As a result of the spread between LIBOR and the interest rate floor, a 50 basis point increase in market interest rates as of December 31, 2014 would not have any effect on the annual cash interest expense. The fair value of the Media General term loan was estimated to be approximately $1.686 billion at December 31, 2014.

The Company also has $30 million of Shield Media term loans which mature in July 2018 and bear interest at LIBOR plus a margin of 3.25%. As the Shield Media Credit Agreement does not have a LIBOR floor, the Company was subject to fluctuations in interest rates as of December 31, 2014. A 50 basis point increase in market interest rates would increase annual cash interest expense by approximately $150 thousand. The fair value of the Shield Media term loans was estimated to be approximately $29 million at December 31, 2014.

LIN Television’s 2021 Notes and 2022 Notes with outstanding principal balances of $290 million and $400 million, respectively, bear fixed interest rates. Consequently, annual cash interest is not impacted by changes in market rates. The estimated fair values at December 31, 2014 for the 2021 Notes and 2022 Notes were $289 million and $397 million, respectively.

LIN Television has three term loans included in other borrowings totaling $2.1 million which have variable interest rates and mature in quarterly installments through December 2017. These variable interest rates were 3.15% at December 31, 2014. The impact of changes in market rates is immaterial. The carrying value approximates market value for other borrowings.

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

As indicated in Note 1 to the consolidated financial statements, Media General, Inc. and LIN Media were combined under a business combination transaction under the Agreement and Plan of Merger dated as of March 21, 2014. The combined company has retained the Media General name. The merger was accounted for in accordance with FASB Accounting Standards Codification Topic 805, Business Combinations. Consequently, the consolidated financial statements of Media General, the legal acquirer and a continuing public corporation in the transaction, include LIN’s operating results for the period from acquisition date to December 31, 2014.

As the merger transaction occurred during the fourth quarter of 2014, management has excluded, from its assessment of internal control over financial reporting, LIN Media’s operations and certain corporate controls that were significantly impacted by the merger from its assessment of internal control over financial reporting as of December 31, 2014. LIN’s assets represent $2.6 billion of total assets as of December 31, 2014.

Management of the Company has assessed the Company’s internal control over financial reporting as of December 31, 2014, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” as issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on this assessment, management believes that as of December 31, 2014, the Company’s internal control over financial reporting was effective, based upon the specified criteria.

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

/s/ Vincent L. Sadusky Vincent L. Sadusky President and Chief Executive Officer	/s/ James F. Woodward James F. Woodward Senior Vice President and Chief Financial Officer

March 2, 2015

Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting

To the Board of Directors and Stockholders of

Media General, Inc.

Richmond, Virginia

We have audited the internal control over financial reporting of Media General, Inc. and subsidiaries (the "Company") as of December 31, 2014 based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Report of Management on Media General, Inc.’s Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at LIN Media, which the Company acquired on December 19, 2014 and whose financial statements constitute $2.6 billion of total assets in the consolidated financial statements as of December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at LIN Media. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Media General, Inc.’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Richmond, Virginia

March 2, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Media General, Inc.

Richmond, Virginia

We have audited the accompanying consolidated balance sheets of Medial General, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2012, before the effects of the adjustments to retrospectively adjust the common shares outstanding in the Common Stock disclosure (Note 4) and the Earnings Per Share disclosure (Consolidated Statements of Comprehensive Income, Notes 2 and 11) as a result of the all-stock merger transaction between the Company and New Young Broadcasting Holding Co., Inc. (“Young”) as discussed in Note 2, and the segment information in Note 1, were audited by other auditors whose report, dated March 29, 2013 expressed an unqualified opinion on those statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Media General, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited the adjustments to the 2012 consolidated financial statements to retrospectively adjust the common shares outstanding in the Common Stock disclosure (Note 4) and the Earnings Per Share disclosure (Consolidated Statements of Comprehensive Income, Notes 2 and 11) as a result of the all-stock merger transaction between the Company and Young as discussed in Note 2 to the consolidated financial statements, and the segment information in Note 1. Our procedures included (1) comparing the amounts shown in the earnings per share disclosure for 2012 to the Company's underlying accounting analysis, (2) comparing the previously reported shares outstanding and income statement amounts per the Company's accounting analysis to the previously issued consolidated financial statements, (3) recalculating the additional shares to give effect to the merger exchange ratio and testing the mathematical accuracy of the underlying analysis, and (4) reviewing the Company's segment analysis. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2012 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2012 consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Richmond, Virginia

March 2, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Media General, Inc.

In our opinion, the consolidated statements of comprehensive income, of stockholders' equity and of cash flows of Media General, Inc. for the year ended December 31, 2012, before the (i) disclosure of the all-stock merger transaction between the Company and New Young Broadcasting Holding Co., Inc. as discussed in Note 2, (ii) effects of the adjustments to retrospectively adjust the common shares outstanding and the related common stock disclosure in Note 4, (iii) inclusion of the earnings per common share information on the consolidated statement of comprehensive income and the related disclosure in Note 11, and (iv) inclusion of the segment information described under the principles of consolidation subheading of Note 1, present fairly, in all material respects, the results of operations and cash flows of Media General, Inc. and its subsidiaries (formerly New Young Broadcasting Holding Co., Inc.) for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America (the 2012 financial statements before the (i) disclosure of the all-stock merger transaction between the Company and New Young Broadcasting Holding Co., Inc. as discussed in Note 2, (ii) effects of the adjustments to retrospectively adjust the common shares outstanding and the related common stock disclosure in Note 4, (iii) inclusion of the earnings per common share information on the consolidated statement of comprehensive income and the related disclosure in Note 11, and (iv) inclusion of the segment information described under the principles of consolidation subheading of Note 1 are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures with respect to the (i) disclosure of the all-stock merger transaction between the Company and New Young Broadcasting Holding Co., Inc. as discussed in Note 2, (ii) effects of the adjustments to retrospectively adjust the common shares outstanding and the related common stock disclosure in Note 4, (iii) inclusion of the earnings per common share information on the consolidated statement of comprehensive income and the related disclosure in Note 11, and (iv) inclusion of the segment information described under the principles of consolidation subheading of Note 1, and accordingly, we do not express an opinion or any other form of assurance about whether such information and disclosures are appropriate. This information and disclosures were audited by other auditors.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 29, 2013 except for the presentation of the condensed consolidating statements of comprehensive income and cash flows for the year ended December 31, 2012 included in Note 13 to the consolidated financial statements, as to which the date is March 2, 2015

Media General, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Years Ended
	December 31,	December 31,	December 31,
	2014	2013	2012

Net operating revenue	$674,963	$269,912	$228,183
Operating costs:
Operating expenses, excluding depreciation expense	221,914	95,214	68,899
Selling, general and administrative expenses	171,484	71,243	55,000
Amortization of program license rights	21,630	11,362	9,022
Corporate and other expenses	33,007	19,016	23,531
Depreciation and amortization	66,557	25,772	16,179
(Gain) loss on disposal of property and equipment, net	(8,935)	399	59
Merger-related and restructuring expenses	54,202	13,079	-
Total operating costs	559,859	236,085	172,690
Operating income	115,104	33,827	55,493
Other (expense) income:
Interest expense	(45,704)	(12,687)	(7,830)
Debt modification and extinguishment costs	(3,513)	(4,509)	-
Gain on sale of stations	42,957	-	-
Other, net	129	48	8,680
Total other (expense) income	(6,131)	(17,148)	850

Income before income taxes	108,973	16,679	56,343
Income tax expense	(52,453)	(12,325)	(20,380)
Net income	56,520	4,354	35,963

Net income (loss) attributable to noncontrolling interests (included above)	3,014	(1,786)	42
Net income attributable to Media General	$53,506	$6,140	$35,921
Other comprehensive income (loss), net of tax:
Change in unrecognized amounts included in pension and postretirement obligations net of tax of $24,067 in 2014, $3,908 in 2013 and $318 in 2012	(42,113)	6,655	(500)
Total comprehensive income	$14,407	$11,009	$35,463

Total comprehensive income attributable to Media General	$11,393	$12,795	$35,421

Earnings per common share (basic and diluted):
Net earnings per common share (basic)	$0.59	$0.11	$0.82
Net earnings per common share (diluted)	$0.58	$0.10	$0.53

Notes to Consolidated Financial Statements begin on page 61.

Media General, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$43,920	$71,618
Trade accounts receivable (less allowance for doubtful accounts 2014 - $5,475; 2013 - $2,772)	265,169	110,283
Restricted cash at qualified intermediary	119,903	-
Current deferred tax asset	55,754	7,506
Prepaid expenses and other current assets	39,798	13,889
Total current assets	524,544	203,296

Property and equipment, net	495,379	285,467
Deferred tax asset long-term	-	42,711
Other assets, net	79,000	35,477
Definite lived intangible assets, net	911,860	239,642
Broadcast licenses	1,123,800	573,300
Goodwill	1,608,191	541,475
Total assets (a)	$4,742,774	$1,921,368

Notes to Consolidated Financial Statements begin on page 61.

(a) Consolidated assets as of December 31, 2014, and 2013, include total assets of variable interest entities (VIEs) of $175.9 million and $40.8 million, respectively, which can only be used to settle the obligations of the VIEs. See Note 1: Summary of Significant Accounting Policies.

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,	December 31,
	2014	2013
Current liabilities:
Trade accounts payable	$36,359	$11,783
Accrued salaries and wages	36,634	14,183
Other accrued expenses and other current liabilities	102,692	42,656
Current installments of long-term debt	11,781	11,217
Current installments of obligation under capital leases	815	153
Total current liabilities	188,281	79,992

Long-term debt	2,400,162	905,783
Deferred tax liability and other long-term tax liabilities	356,401	-
Long-term capital lease obligations	14,869	1,156
Retirement and postretirement plans	211,264	155,309
Other liabilities	38,168	43,891
Total liabilities (b)	3,209,145	1,186,131

Commitments and contingencies (Note 12)

Noncontrolling interests	34,481	(1,744)

Stockholders' equity:
Preferred stock (no par value): authorized 50,000,000 shares; none outstanding	-	-
Common stock (no par value): Voting common stock, authorized 400,000,000 shares; issued 129,931,812 and 87,695,495	1,321,011	557,754
Non-voting common stock, authorized 400,000,000 shares; issued 828,885 at December 31, 2013	-	12,483
Accumulated other comprehensive income (loss)	(36,445)	5,668
Retained earnings	214,582	161,076
Total stockholders' equity	1,499,148	736,981
Total liabilities, noncontrolling interests and stockholders' equity	$4,742,774	$1,921,368

Notes to Consolidated Financial Statements begin on page 61.

(b) Consolidated liabilities as of December 31, 2014, and 2013, include total liabilities of VIEs of $10.8 million and $10.6 million, respectively, for which the creditors of the VIEs have no recourse to the Company. See Note 1: Summary of Significant Accounting Policies.

Media General, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Stockholders'
	Voting	Non-Voting	Income (Loss)	Earnings	Equity
Balance at December 31, 2011	$270,511	$7,489	$(487)	$119,015	$396,528
Net income	-	-	-	35,921	35,921
Change in pension and postretirement, net of tax	-	-	(500)	-	(500)
Conversion of common stock	5,301	(5,301)	-	-	-
Repurchase of securities	(142,812)	(2,188)	-	-	(145,000)
Balance at December 31, 2012	133,000	-	(987)	154,936	286,949
Net income	-	-	-	6,140	6,140
Young Merger transaction	421,703	12,483	-	-	434,186
Change in pension and postretirement, net of tax	-	-	6,655	-	6,655
Exercise of stock options	2,613	-	-	-	2,613
Performance accelerated restricted stock	(51)	-	-	-	(51)
Stock-based compensation	493	-	-	-	493
Other	(4)	-	-	-	(4)
Balance at December 31, 2013	557,754	12,483	5,668	161,076	736,981
Net income	-	-	-	53,506	53,506
LIN Merger transaction	736,290	-	-	-	736,290
Change in pension and postretirement, net of tax	-	-	(42,113)	-	(42,113)
Conversion of common stock	12,483	(12,483)
Exercise of stock options	603	-	-	-	603
Performance accelerated restricted stock	(163)	-	-	-	(163)
Amendment to Directors' Deferred Compensation Plan	7,361	-	-	-	7,361
Stock-based compensation	5,987	-	-	-	5,987
Other	696	-	-	-	696
Balance at December 31, 2014	$1,321,011	$-	$(36,445)	$214,582	$1,499,148

Notes to Consolidated Financial Statements begin on page 61.

Media General, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$56,520	$4,354	$35,963
Adjustments to reconcile net income:
Deferred income tax expense	44,285	11,584	18,669
Depreciation and amortization	66,557	25,772	16,179
Provision for doubtful accounts	298	1,497	784
Amortization of program license rights	21,630	11,362	9,022
Change in fair value of interest rate swap	-	(192)	440
Amortization of debt discount	3,721	844	751
Gain on sale of stations	(42,957)	-	-
(Gain) loss on disposal of property and equipment, net	(8,935)	399	59
Decrease in Gray Equity Participation	-	-	(8,000)
Gain on insurance proceeds	-	-	(328)
Stock-based compensation	4,071	6,101	-
Debt modification and extinguishment costs	3,513	4,509	-
Change in assets and liabilities:
Program license rights, net of liabilities	(21,834)	(12,015)	(8,999)
Trade accounts receivable	(2,658)	(9,262)	(3,050)
Trade accounts payable	9,189	(6,401)	1,060
Accrued expenses and other liabilities	(13,786)	(28,350)	15,702
Contributions to retirement plans	(49,879)	(6,225)	(938)
Other, net	(1,213)	3,823	(3,748)
Net cash provided by operating activities	68,522	7,800	73,566
Cash flows from investing activities:
Capital expenditures	(36,615)	(15,166)	(11,612)
Payments for acquisition of station assets	(175,662)	(14,324)	(19,500)
Proceeds from station sales	357,315	-	-
Cash and cash equivalents acquired in merger transaction	25,507	17,327	-
Cash consideration LIN Merger	(763,075)	-	-
Collateral refunds related to letters of credit	980	2,498	-
Proceeds from the sale of PP&E	25,914	-	-
Increase in restricted cash at qualified intermediary	(119,903)	-	-
Other, net	(283)	126	195
Net cash used by investing activities	(685,822)	(9,539)	(30,917)
Cash flows from financing activities:
Borrowings under revolving credit facility	10,000	-	-
Repayment of borrowings under revolving credit facility	(10,000)	-	-
Borrowings under Media General Credit Agreement	889,687	885,000	-
Repayment of borrowings under Media General Credit Agreement	(84,000)	-	-
Borrowings under 2022 Senior Notes	398,000	-	-
Debt payoff LIN Merger	(577,610)	-	-
Borrowings under Shield Media Credit Agreement	-	32,000	-
Repayment of borrowings under Shield Media Credit Agreement	(2,400)	-	-
Repayment of Berkshire Hathaway Financing Arrangement	-	(375,260)	-
Repayment of Senior Notes	-	(326,145)	-
Borrowings under Senior Credit Facility	-	-	65,000
Repayment of borrowings under Senior Credit Facility	-	(135,000)	(15,000)
Borrowings under WLAJ and WXXA Term Loan	-	10,000	22,000
Repayment of borrowings under WLAJ and WXXA Term Loan	-	(32,000)	-
Debt issuance costs	(35,198)	(11,896)	(842)
Redemption of common stock	-	-	(145,000)
Other, net	1,123	2,414	(122)
Net cash provided (used) by financing activities	589,602	49,113	(73,964)
Net (decrease) increase in cash and cash equivalents	(27,698)	47,374	(31,315)
Cash and cash equivalents at beginning of year	71,618	24,244	55,559
Cash and cash equivalents at end of year	$43,920	$71,618	$24,244

Cash paid: Interest	$45,172	$26,461	$6,256
Income taxes, net	$1,741	$1,047	$1,449

Non cash investing activity: Merger transactions	$(736,289)	$(434,186)	$-

Notes to Consolidated Financial Statements begin on page 61.

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

Basis of Presentation

On December 19, 2014 (the "Closing Date"), Media General, Inc., now known as MGOC, Inc. (“Old Media General”), and LIN Media LLC, a Delaware limited liability company (“LIN Media” or “LIN”) were combined in a business combination transaction (the “LIN Merger”). As a result of this merger, Media General, Inc., formerly known as Mercury New Holdco, Inc. (“New Media General” or the “Company”) became the parent public reporting company of the combined company; LIN Television Corporation (“LIN Television”) became a direct, wholly owned subsidiary of New Media General; and Old Media General became a direct, wholly owned subsidiary of LIN Television and an indirect, wholly owned subsidiary of New Media General. The merger was accounted for in accordance with FASB Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), and New Media General was the acquirer.

Also on the Closing Date, the Company, through its wholly owned subsidiaries, completed the sale of the following television stations: (i) WJAR-TV in Providence, Rhode Island, (ii) WLUK-TV and WCWF-TV in Green Bay-Appleton, Wisconsin, (iii) certain assets of WTGS-TV in Savannah, Georgia, (iv) WVTM-TV in Birmingham, Alabama, (v) WJCL-TV in Savannah, Georgia, and (vi) WALA-TV in Mobile, Alabama. It also completed the purchase of the following television stations: (i) KXRM-TV and KXTU-LD in Colorado Springs, Colorado and (ii) WTTA-TV in Tampa, Florida.

References to Media General, we, us, or the Company in this Item 8 that include any period at and before the effectiveness of the LIN Merger shall be deemed to refer to Old Media General as the predecessor registrant to New Media General. References to Legacy Media General refer to Old Media General prior to the merger with New Young Broadcasting Holding Co., Inc. (“Young”) as further described below.

On November 12, 2013, Legacy Media General and Young were combined in a tax-free, all-stock merger transaction. In the merger, Media General issued to Young’s equity holders 60.2 million shares of Media General voting common stock. The merger with Young was accounted for as a reverse acquisition in accordance with ASC 805. For financial reporting purposes, Young is the acquirer and the continuing reporting entity. Accordingly, financial information presented for the Company in the consolidated financial statements for the year ended December 31, 2012 reflect the historical activity of Young.

As a result of the mergers described above, the Company owns, operates or services 71 network-affiliated stations and their associated digital media and mobile platforms (22 with CBS, 14 with NBC, 12 with ABC, eight with FOX, seven with MyNetworkTV, seven with CW, and one with Telemundo), operating in 48 markets.

Legacy Media General was incorporated in Virginia and became a public company in 1969. It grew through acquisition, mostly by purchasing high-quality, privately owned local media entities in the Southeastern United States. Legacy Media General sold all of its newspapers in 2012. Young was incorporated in 2009 for purposes of acquiring the business of Young Broadcasting Inc. in connection with Young Broadcasting Inc.’s bankruptcy filing under Chapter 11 of Title 11 of the United States Bankruptcy Code. In June of 2010, Young Broadcasting Inc. emerged from bankruptcy as a wholly owned subsidiary of Young pursuant to Young Broadcasting Inc.’s confirmed Chapter 11 plan of reorganization. Various LIN entities have owned and operated television stations since 1966. LIN Television was incorporated in Rhode Island in 1990 and LIN TV Corp. (“LIN TV”) was incorporated in 1998. On July 30, 2013, LIN TV merged with and into LIN Media LLC, a wholly owned subsidiary of LIN TV, with LIN Media as the surviving entity. LIN TV became a public company in 2002.

Fiscal Year

The Company’s fiscal year ends on December 31 for all years presented.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries and certain variable interest entities (“VIEs”) for which the Company is considered to be the primary beneficiary. Intercompany accounts and transactions have been eliminated in consolidation. The equity method of accounting is used for investments in companies in which the Company has significant influence; generally, this represents investments comprising approximately 20 to 50 percent of the voting stock of companies or certain partnership interests.

In determining whether the Company is the primary beneficiary of a VIE for financial reporting purposes, the Company considers whether it has the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether it has the obligation to absorb losses or the right to receive returns that would be significant to the VIE.  Assets of consolidated VIE’s can only be used to settle the obligations of that VIE.  As discussed in Note 3, the Company consolidates the results of WXXA, WLAJ, WBDT, WYTV, KTKA, KWBQ, KRWB, and KASY pursuant to the VIE accounting guidance. All of the liabilities are non-recourse to the Company, except for certain of the debt, which the Company guarantees. As discussed in Note 5, the Company is also the primary beneficiary of the VIE that holds the Supplemental 401(k) Plan’s investments and consolidates the plan accordingly.

The Company has one reportable segment. The Segment includes 71 television stations that are either owned, operated or serviced by the Company in 48 markets, all of which are engaged principally in the sale of television advertising and digital advertising primarily on the station’s companion websites and five digital operations.

The Company guarantees all of LIN Television's debt and the debt of its consolidated VIE’s. All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television's 5.875% Senior Notes due 2022 (the “2022 Notes”) and the 6.375% Senior Notes due 2021 (the "2021 Notes") on a joint-and-several basis, subject to customary release provisions.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The Company’s significant accounting policies are described below.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company re-evaluates its estimates on an ongoing basis. Actual results could differ from those estimates.

Revenue Recognition

Advertising Revenues

The Company’s primary source of revenue is the sale of advertising time on its television stations. Advertising revenue is recognized when advertisements are aired. Agency commissions related to broadcast advertising are recorded as a reduction of revenue.  Broadcast advertising revenue represented approximately 73%, 77% and 84% of gross operating revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

Retransmission Consent Revenues

The Company receives consideration from certain satellite and cable providers in return for the Company’s consent to the retransmission of the signals of its television stations. Retransmission consent revenue is recognized on a per subscriber basis in accordance with the terms of each contract. Retransmission consent revenue represented approximately 19%, 16% and 10% of gross operating revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

Digital Revenue

The Company recognizes revenue generated by its digital companies over the service delivery period when necessary provisions of the contracts have been met. In addition, for the sale of third-party products and services by its digital companies, the Company evaluates whether it is appropriate to recognize revenue based on the gross amount billed to the customer over the net amount retained by the Company. Also included in digital revenue is revenue earned by the television station websites.

Other Revenue

The Company generates revenue from other sources, which include sales of digital advertising, commercial production and tower space rental income.

Barter Arrangements

The Company, in the ordinary course of business, provides advertising airtime to certain customers in exchange for products or services. Barter transactions are recorded on the basis of the estimated fair value of the advertising spots delivered. Revenue is recognized as the related advertising is broadcast and expenses are recognized when the merchandise or services are consumed or utilized. Barter revenue programming transactions amounted to approximately $14.3 million, $4.3 million and $3.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Network Compensation

Twenty-two of the Company’s 71 stations are affiliated with CBS, 14 are affiliated with NBC, 12 with ABC, eight with FOX, seven with CW and MyNetworkTV and one with Telemundo. Network compensation is determined based on the contractual arrangements with the Company’s affiliates and is recognized within operating expenses over the term of the arrangement.

Cash and Cash Equivalents

Cash in excess of current operating needs is invested in various short-term instruments carried at cost that approximates fair value. Those short-term investments having an original maturity of three months or less are classified in the balance sheet as cash equivalents.

Derivatives

Derivatives are recognized as either assets or liabilities on the balance sheet at fair value. For derivative instruments that are designated as cash flow hedges, the effective portion of the change in value of the derivative instrument is reported as a component of the Company’s other comprehensive income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the Company’s current earnings during the period of change. The Company terminated its interest rate swap in November 2013 and has entered into no other derivative instruments since that date.

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

Classification	Estimated Useful Lives (years)
Land improvements	10 - 40
Buildings and building improvements	10 - 40
Broadcast equipment and other	3 - 15

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

Broadcast licenses are granted by the FCC for maximum terms of eight years and are subject to renewal upon application to the FCC. The licenses remain in effect until action on the renewal applications has been completed. The Company has filed all of its applications for renewal in a timely manner prior to the applicable expiration dates and expects its applications will be approved when the FCC works through its backlog, as is routine in the industry. The Company’s ABC network affiliation agreements are due for renewal in a weighted-average period of approximately two and one-half years. The Company’s CBS network affiliation agreements are due for renewal in a weighted-average period of approximately five and one-half years. The Company’s NBC network affiliation agreements are due for renewal in a weighted-average period of approximately one and one-half years. The Company’s CW affiliation is due for renewal within six and one-half years. The FOX affiliation expires in three years. The Company’s affiliation with MyNetworkTV and Telemundo expire in September 2016 and March 31, 2015. The Company currently expects that it will renew these network affiliation agreements prior to their expiration dates. Direct costs associated with renewing or extending intangible assets have historically been insignificant and are expensed as incurred.

Income Taxes

The Company provides for income taxes using the asset and liability method. The provision for, or benefit from, income taxes includes deferred taxes resulting from temporary differences in income for financial statement and tax purposes. Such temporary differences result primarily from differences in the carrying value of assets and liabilities. Valuation allowances are established when it is estimated that it is “more likely than not” that the deferred tax asset will not be realized. The evaluation prescribed includes the consideration of all available evidence regarding historical operating results, including the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. Future taxable income may be considered with the achievement of positive cumulative financial reporting income (generally the current and two preceding years). Once a valuation allowance is established, it is maintained until a change in factual circumstances gives rise to sufficient income of the appropriate character and timing that will allow a partial or full utilization of the deferred tax asset. Residual deferred taxes related to comprehensive income items are removed from comprehensive income and affect net income when final settlement of the items occurs. The Company and its subsidiaries file a consolidated federal income tax return, and combined and separate state tax returns as appropriate.

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

Comprehensive Income

The Company’s comprehensive income consists of net income and unrecognized actuarial gains and losses on its pension and postretirement liabilities, net of income tax adjustments and, when applicable, recognition of deferred gains or losses on derivatives designated as hedges.

 Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, trade accounts receivable, trade accounts payable and accrued liabilities approximate their fair value. See Note 8 regarding the fair value of long-term debt and other financial instruments.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") issued a converged standard on revenue recognition from contracts with customers, ASU 2014-09 (Topic 606 and IFRS 15). This standard will supersede nearly all existing revenue recognition guidance. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

In April 2014, the FASB issued Accounting Standard Update No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 changes the threshold for disclosing discontinued operations and the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. As a result of early adoption, the Company’s sales of WJAR and WVTM in conjunction with the LIN Merger did not meet the criteria of a discontinued operation since they do not represent a strategic shift in operations.

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." This ASU establishes specific guidance to an organization's management on their responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern. The Company has not yet adopted this standard and is currently evaluating the impact that the new guidance will have on its disclosures and consolidated financial statements.

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

Note 2: Mergers, Acquisitions, and Dispositions

LIN Merger

As described in Note 1, Old Media General and LIN were combined under New Media General, a newly formed holding company, that has been renamed Media General. This combination increased the scale of the combined entity enabling the Company to continue to participate in industry consolidation. In connection with the LIN Merger, former shareholders of LIN Media had the option to make an election to receive either $25.97 in cash or 1.4714 shares of voting common stock of Media General, subject to pro-ration in accordance with the terms of the LIN Merger Agreement, in exchange for their shares of LIN Media. Based on the final results of the elections made by LIN Media’s shareholders, the Company issued a total of approximately 41,239,715 shares of voting common stock and paid approximately $763 million in cash to the former LIN Media shareholders. The total purchase price of the LIN Merger was approximately $2.4 billion. The LIN Merger was financed using proceeds from the Company’s borrowings more fully described in Note 8.

As part of the LIN Merger, the Company sold WJAR-TV in Providence, RI, WLUK-TV and WCWF-TV in Green Bay-Appleton, WI, WTGS-TV in Savannah, GA, WVTM-TV in Birmingham, AL, WJCL-TV in Savannah, GA and WALA-TV in Mobile, AL for approximately $360 million and purchased KXRM-TV and KXTU-LD in Colorado Springs, CO and WTTA-TV in Tampa, FL for approximately $93 million. At December 31, 2014, the Company had restricted cash in the amount of $120 million in a qualified intermediary (a consolidated entity) relating to the sale of WJAR-TV. The sales of these stations resulted in a gain on sale of approximately $43 million and included in the assets sold was goodwill of approximately $86 million.

The Company incurred $33 million of investment banking, legal and accounting fees and expenses during the year ended December 31, 2014 related to the LIN Merger.

Following the LIN Merger and the divestitures and acquisitions discussed above, the Company now owns or operates 71 stations across 48 markets.

The initial allocated fair value of the acquired assets and assumed liabilities of LIN (including the acquisitions of the stations in Colorado Springs and Tampa discussed above) is as follows:

(In thousands)
Current assets acquired	$218,516
Property and equipment	280,124
Other assets acquired	12,812
FCC broadcast licenses	614,942
Definite lived intangible assets	740,065
Goodwill	1,132,538
Deferred income tax liabilities recorded in conjunction with the acquisition	(330,647)
Current liabilities assumed	(111,517)
Other liabilities assumed	(79,185)
Total	$2,477,648

Current assets acquired included cash and cash equivalents of $26 million and trade accounts receivable of $162 million.

The amount allocated to definite-lived intangible assets represents the estimated fair values of network affiliations of $457.2 million, advertiser and publisher relationships of $211.4 million, $36.5 million of LMA agreements, $16.5 million of technology and trade names and favorable lease assets of $18.5 million. These intangible assets will be amortized over their weighted-average estimated remaining useful lives of 15 years for network affiliations, 5-7 years for the advertiser relationships, 20 years for LMA agreements, 5 years for technology and trade names and 10 years for favorable lease assets. Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.

None of the goodwill recognized in connection with the LIN Merger is expected to be tax deductible.

The LIN Merger closed shortly before year end. The initial allocation presented above is based upon management’s preliminary estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Network affiliations and advertiser relationships were primarily valued using an excess earnings income approach. The broadcast licenses represent the estimated fair value of the FCC license using a “Greenfield” income approach. Under this approach, the broadcast license is valued by analyzing the estimated after-tax discounted future cash flows of an average market participant. Property and equipment was primarily valued using a cost approach. Acquired program license rights will be amortized to operating expense over the estimated broadcast period in an amount equal to the relative benefit that is expected to be derived from the airing of the program, or on a straight line basis over the life of the program where the expected useful life is one year or less.

The results of operations for the year ended December 31, 2014 include the results of LIN from December 19, 2014 through December 31, 2014. Net operating revenues and operating loss of LIN included in the consolidated statements of comprehensive income, were $25 million and $1.2 million, respectively, for the year ended December 31, 2014.

Legacy Media General Merger

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

The allocation presented above was determined using similar techniques and methodologies as described for the LIN Merger. Approximately $164 million of the goodwill recognized is expected to be tax deductible.

The Company incurred $4 million and $17 million of legal, accounting and other professional fees and expenses during the years ended December 31, 2014 and 2013, respectively, related to the Legacy Media General merger.

The results of operations for the year ended December 31, 2013 include the results of Legacy Media General from November 12, 2013 through December 31, 2013. Net operating revenues and operating income of Legacy Media General included in the consolidated statements of comprehensive income, were $48.3 million and $1 million, respectively, for the year ended December 31, 2013.

The following table sets forth unaudited pro forma results of operations, assuming that the LIN Merger, the acquisition of WHTM, the merger with Young, the consolidation of the VIEs described in Note 4 and the refinancing described in Note 8, occurred at the beginning of the year preceding the year of acquisition. The 2012 period does not include the pro forma effects of the LIN Merger, and as such, will not provide comparability to the 2013 and 2014 pro forma periods presented in the following table:

(In thousands, except per share amounts)	2014	2013	2012
Net operating revenue	$1,345,275	$1,173,140	$602,335
Net (loss) income	(41,901)	38,863	34,554
Net (loss) income attributable to Media General	(47,767)	38,464	32,265

Earnings (loss) per share - basic and diluted	(0.53)	0.30	0.36

The pro forma financial information presented above is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what the combined company’s results would have been had the transactions occurred as of January 1st of the applicable year. The 2014 results include $60 million in pretax impairment charges and similar amount of stock-based compensation most of which related to the merger and will not recur. The pro forma adjustments include adjustments to depreciation and amortization expense due to the increased value assigned to property and equipment and intangible assets, adjustments to stock-based compensation expense due to the revaluation of stock options and PARS and the issuance of deferred stock units to certain executive officers, adjustments to interest expense to reflect the refinancing of the Company’s debt and the related tax effects of the adjustments.

Pro forma results for 2014 presented above, exclude $75 million of merger-related expenses recognized on the consolidated statement of comprehensive income. Additionally, results for 2014 also exclude $3.5 million of debt modification and extinguishment costs. These costs were not included in the pro forma amounts above as they are non-recurring in nature.

Pro forma results for 2013 presented above, exclude the $13.1 million of merger-related expenses recognized on the consolidated statement of comprehensive income and $16.3 million of merger-related expenses incurred by Legacy Media General prior to the Young merger. Additionally, results for 2013 also exclude $4.5 million of debt modification and extinguishment costs. These costs were not included in the pro forma amounts above as they are non-recurring in nature.

Acquisition of WHTM

On September 1, 2014, the Company completed the acquisition of WHTM, a television station located in Harrisburg, Pennsylvania for approximately $83.5 million, including assumed liabilities. This transaction was accounted for as a purchase and has been included in the Company’s consolidated results of operations since the date of acquisition.

The initial allocated fair value of acquired assets and assumed liabilities is summarized as follows:

(In thousands)
Property and equipment	$3,515
Broadcast licenses	27,900
Definite lived intangible assets	31,700
Goodwill	20,357
Other assets	380
Other liabilities	(354)
Total	$83,498

The amount allocated to definite-lived intangible assets represents the estimated fair values of network affiliations of approximately $24.7 million and advertiser relationships of $7.0 million. These intangible assets will be amortized over their weighted-average estimated remaining useful lives of 15 years for network affiliations and seven years for the advertiser relationships. Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.

The allocation presented above was determined using similar techniques and methodologies as described for the LIN Merger. None of the goodwill recognized is expected to be tax deductible.

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed.

The initial purchase price allocation is based upon all information available to the Company at the present time and is subject to change, and such changes could be material.

The results of operations for the year ended December 31, 2014 include the results of WHTM from September 1, 2014 through December 31, 2014. Net operating revenues and operating income of WHTM included in the consolidated statements of comprehensive income, were $8.7 million and $3.2 million, respectively, for the year ended December 31, 2014.

During the year ended December 31, 2014, the Company incurred approximately $0.2 million of transition related expenses related to the WHTM acquisition.

Note 3: Variable Interest Entities

Shield Media Entities

Shield Media LLC and Shield Media Lansing LLC, through their respective subsidiaries, WXXA-TV LLC (“WXXA”) and WLAJ-TV LLC (“WLAJ”), have Joint Sales Agreements (“JSA”) and Shared Service Agreements (“SSA”) in place with the Company. Under these agreements the Company provides a variety of operational services for WXXA-TV and WLAJ-TV (the “Shield Stations”) as is described in more detail below.

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

LIN Merger

As a result of the LIN Merger, the Company now has a JSA and an SSA with WBDT Television, LLC (“WBDT”), a third party licensee for WBDT-TV in the Dayton, OH market. It also has JSAs and SSAs with affiliates of Vaughan Acquisition LLC (“Vaughan”), a third party licensee for WYTV-TV in the Youngstown, OH market and KTKA-TV in the Topeka, KS market and SSAs with KASY-TV Licensee, LLC (“KASY”), a third-party licensee, for KWBQ-TV in the Santa Fe, NM market, KRWB-TV in the Roswell, NM market and KASY-TV in the Albuquerque, NM market. Under these agreements, the Company provides administrative services to these stations, has an obligation to reimburse certain of the stations' expenses, and is compensated through a performance-based fee structure that provides the Company the benefit of certain returns from the operation of these stations. The company determined that WBDT, Vaughan and KASY are VIEs and as a result of the JSAs and/or SSAs, it has a variable interest in these entities.

The Company is the primary beneficiary of the entities described above and therefore, the financial results and financial position of these entities have been consolidated by the Company in accordance with the VIE accounting guidance.

The carrying amounts and classification of the assets and liabilities of the Shield Stations as well as the VIEs consolidated as a result of the LIN Merger which have been included in the consolidated balance sheets as of December 31, 2014 and 2013 were as follows:

(In thousands)	2014	2013
Assets
Current assets
Cash and cash equivalents	$3,846	$4,110
Trade accounts receivable, net	10,336	3,831
Prepaid expenses and other current assets	1,156	671
Total current assets	15,338	8,612
Property and equipment, net	3,244	2,996
Other assets, net	2,011	697
Definite lived intangible assets, net	20,152	3,400
Broadcast licenses	84,300	22,400
Goodwill	50,855	2,730
Total assets	$175,900	$40,835
Liabilities
Current liabilities
Trade accounts payable	$56	$-
Other accrued expenses and other current liabilities	6,839	2,180
Current installments of long-term debt	3,562	2,400
Total current liabilities	10,457	4,580
Long-term debt	28,150	29,600
Other liabilities	3,914	8,399
Total liabilities	$42,521	$42,579

The assets of the Company’s consolidated VIEs can only be used to settle the obligations of the VIEs and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. At December 31, 2014, the Company has an option that it may exercise if the FCC attribution rules change. The option would allow the Company to acquire the assets or member’s interest of the VIE entities for a nominal exercise price, which is significantly less than the carrying value of their tangible and intangible net assets. The options are carried at zero on the Company’s consolidated balance sheet, as any value attributable to the options is eliminated in the consolidation of the VIEs. In an order adopted in March 2014, the FCC concluded that JSAs should be “attributable” for purposes of the media ownership rules if they permit a television licensee to sell more than 15% of the commercial inventory of a television station owned by a third party in the same market. Stations with JSAs that would put them in violation of the new rules will have until June 19, 2016 (subsequently extended to December 19, 2016) to amend or terminate those arrangements, unless they are able to obtain a waiver of such rules. Accordingly, absent further developments, or the grant of waivers, the Company will be required to modify or terminate its existing JSAs no later than December 19, 2016.

Note 4: Common Stock

Common Stock

On December 19, 2014, pursuant to the LIN Merger, each outstanding share of LIN common stock was converted into the right to receive an amount in cash equal to $25.97 or 1.4714 shares of no par value voting common stock of Media General. Media General issued 41,197,003 shares of voting common stock to LIN’s equity holders to effect the LIN Merger.

On November 12, 2013, pursuant to the merger agreement with Young, Media General reclassified all of the outstanding shares of its Class A common stock and Class B common stock (28,192,395 shares in the aggregate) into shares of no par value voting common stock. Each outstanding share of Young common stock and each issued and outstanding warrant to purchase Young common stock was converted into the right to receive 730.6171 shares of no par value voting common stock. Shares of common stock (and the associated price-per-share) for all periods presented reflect the applicable number of shares of no par value voting common stock. Warrants for the year ended 2012 have been restated to reflect the right to receive the applicable number of shares of no par value voting common stock. Media General issued 60,193,351 shares of voting common stock to Young’s equity holders to effect the merger transaction.

A few shareholders elected to receive (certain of their) shares in a separate class of unlisted Media General non-voting common stock. These shares were converted back to voting shares with the LIN Merger.

The following table shows common stock activity for the years ended December 31, 2014, 2013 and 2012:

	Voting	Non-voting
	Shares	Shares
Balance at December 31, 2011	53,062,528	1,469,271
Conversion of warrants	12,747,077	-
Conversion of common stock	1,039,668	(1,039,668)
Repurchase of securities	(19,046,457)	(429,603)
Balance at December 31, 2012	47,802,816	-
Conversion of warrants	12,390,535	-
Young Merger transaction	27,363,510	828,885
Exercise of stock options	141,001	-
Performance accelerated restricted stock	(2,384)	-
Other	17	-
Balance at December 31, 2013	87,695,495	828,885
Directors deferred compensation plan	172,557	-
LIN Merger	41,197,003	-
Exercise of stock options	106,798	-
Conversion of non-voting shares	828,885	(828,885)
Performance accelerated restricted stock	(69,086)	-
Other	160	-
Balance at December 31, 2014	129,931,812	-

Note 5: Stock-Based Compensation

Long-Term Incentive Plan

The Company’s Long-Term Incentive Plan (“LTIP”) is administered by the Compensation Committee and permits the grant of stock-based awards to key employees in the form of nonqualified stock options (Non-Qualified Stock Option Plan) and non-vested shares (Performance Accelerated Restricted Stock Plan (“PARS”)). As required by the agreement at the effective time of the LIN Merger, the stock options of LIN Media outstanding immediately prior to the merger became an option to purchase 1.4714 times the number of shares of voting common stock equal to the number of shares of Class A common stock subject to such stock option on the same terms and conditions as applied to such stock option immediately prior to the effective time of the LIN Merger (including applicable vesting, exercise and expiration provisions). Likewise, the outstanding restricted stock awards of LIN Media were converted into 1.4714 shares of Class A common stock of the Company on the same terms and conditions that applied prior to the merger. At the effective time of the LIN Merger, the exercise price of the both the stock options and restricted stock was adjusted accordingly by dividing the exercise price prior to the merger by the conversion rate of 1.4714.

At December 31, 2014, a combined 1,643,848 shares remained available for grants of PARS (up to 314,548 shares) and stock options under the LTIP. Grant prices of stock options are equal to the fair market value of the underlying stock on the date of grant. Options are exercisable during the continued employment of the optionee but not for a period greater than ten years and not for a period greater than one year after termination of employment; they generally become exercisable at the rate of one-third each year from the date of grant. For awards granted prior to 2006, the optionee may exercise any option in full in the event of death or disability or upon retirement after at least ten years of service with the Company and after attaining age 55. For awards granted in 2006 and thereafter, the optionee must be 63 years of age, with ten years of service, and must be an employee on December 31 of the year of grant in order to be eligible to exercise an award upon retirement. The Company has options for 8,000 shares outstanding under a former plan with slightly different exercise terms. LIN options are exercisable during the continued employment of the optionee but not for a period greater than ten years and they generally become exercisable over a three or four-year period from the date of grant.

The Company valued outstanding LIN stock options as of December 18, 2014, using a Black-Scholes valuation method. The volatility factor in all periods was estimated based on the Company’s historical volatility over the contractual term of the options. The Company also used historical data to derive the option’s expected life. The risk-free interest rate was based on the U.S. Treasury yield curve on December 18, 2014. The dividend yield was predicated on the average expected dividend payment over the expected life of the option and the stock price on December 18, 2014. Outstanding options that were granted prior to 2011 (with an aggregate fair value of $2.4 million) were fully vested and were considered to be part of the purchase price of LIN. The portion of outstanding options granted in 2013, 2012 and 2011 that were earned prior to the LIN Merger (an aggregate fair value of $14.7 million) were also considered to be part of the purchase price of LIN. The portion of these awards that were not earned prior to the LIN Merger (an aggregate fair value of $2.1 million) will be amortized over the remaining service period. The key assumptions used to value stock options granted by LIN in 2013, 2012 and 2011 and the resulting merger date fair values are summarized below:

	2013	2012	2011
Risk-free interest rate	2.12%	2.12%	1.85% - 2.01%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor	77.83%	77.83%	77.83%
Expected approximate life (years)	8	8	6 to 7
Exercise price	$8.07 - $8.70	$2.89 - $4.49	$2.44 - $4.01
LIN Merger date fair value	$14.70 - $14.91	$15.69 - $16.17	$15.40 - $16.22

The Company valued outstanding stock options as of November 12, 2013, using a Black-Scholes valuation method. The volatility factor in all periods was estimated based on the Company’s historical volatility over the contractual term of the options. The Company also used historical data to derive the option’s expected life. The risk-free interest rate was based on the U.S. Treasury yield curve on November 12, 2013. The dividend yield was predicated on the average expected dividend payment over the expected life of the option and the stock price on November 12, 2013. Outstanding options that were granted prior to 2011 (with an aggregate fair value of $6.9 million) were fully vested and were considered to be part of the purchase price of Legacy Media General. The portion of outstanding options granted in 2013, 2012 and 2011 that were earned prior to the merger transaction (an aggregate fair value of $4.9 million) were also considered to be part of the purchase price of Legacy Media General. The portion of these awards that were not earned prior the merger transaction (an aggregate fair value of $2.8 million) will be amortized over the remaining service period. The key assumptions used to value stock options granted by Legacy Media General in 2013 and 2012 and the resulting merger date fair values are summarized below:

	2013	2012
Risk-free interest rate	1.82%	1.82%
Dividend yield	0.00%	0.00%
Volatility factor	79.05%	86.31%
Expected life (years)	6.2	6.2
Exercise price	4.26	4.98
Young Merger date fair value	$12.90	$12.96

The following is a summary of option activity for the year ended December 31, 2014:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(In thousands, except per share amounts)	Shares	Price	Term (in years)*	Value
Outstanding -1/1/2014	1,317	$16.83
LIN converted stock options	1,216	5.49
Exercised	(107)	5.64
Forfeited or expired	(144)	30.41
Outstanding - 12/31/2014	2,282	$10.45	6.5	$21,453

Outstanding - 12/31/2014 less estimated forfeitures	2,279	$10.46	6.5	$21,414

Exercisable - 12/31/2014	1,544	$12.44	6.4	$14,231

* Excludes 8,000 options which are exercisable during the continued employment of the optionee and for a three-year period thereafter.

The total intrinsic value of options exercised during 2014 and 2013 was $1.4 million and 0.4 million, respectively; cash received from these options exercised was $0.6 million and $2.6 million, respectively.

In 2014, the Company recognized non-cash compensation expense of approximately $2.5 million ($1.6 million after-tax) related to stock options. As of December 31, 2014 there was $2.7 million of total unrecognized compensation cost related to stock options expected to be recognized over a weighted-average period of approximately 1 year.

In 2013, the Company recognized non-cash compensation expense of approximately $450 thousand ($290 thousand after-tax) related to stock options. As of December 31, 2013 there was $2.4 million of total unrecognized compensation cost related to stock options expected to be recognized over a weighted-average period of approximately 1.7 year.

The Company valued outstanding restricted stock as of December 18, 2014, using the closing price of Media General’s common stock on December 18, 2014, of $17.64. The portion of outstanding restricted stock that was earned prior to the LIN Merger (an aggregate fair value of $1.3 million) was considered to be part of the purchase price of LIN. The portion of these awards that were not earned prior to the merger transaction (an aggregate fair value of $12.6 million) will be amortized over the remaining service period of approximately 2 years. The Company recognized approximately $0.8 million of expense related to restricted stock in the year ended December 31, 2014, mainly due to accelerated vesting of awards held by participants at stations sold in conjunction with the merger.

		Weighted-
		Average
(In thousands, except per share amounts)	Shares	Fair Value
Nonvested balance - 12/18/2014	791	$17.64
Restrictions released	(25)	$17.64
Nonvested balance - 12/31/2014	766	$17.64

Certain executives are eligible for PARS, which vest over a ten-year period. If pre-determined earnings targets are achieved (as defined in the plan), vesting may accelerate to either a three, five or seven year period. The recipient of PARS must remain employed by the Company during the vesting period. However, in the event of death, disability or retirement after age 63, a pro-rata portion of the recipient’s PARS becomes vested. All restrictions on PARS granted prior to 2005 have been released. The following is a summary of PARS activity for the year ended December 31, 2014:

		Weighted-
		Average
(In thousands, except per share amounts)	Shares	Fair Value
Nonvested balance - 1/1/2014	204	$15.06
Restrictions released	(134)	$15.06
Forfeited	(16)	$15.06
Nonvested balance - 12/31/2014	54	$15.06

The Company valued outstanding PARS as of November 12, 2013, using the closing price on November 11, 2013, of $15.06. The portion of outstanding PARS that were earned prior to the Young merger transaction (an aggregate fair value of $1 million) was considered to be part of the purchase price of Legacy Media General. The portion of these awards that were not earned prior to the merger transaction (an aggregate fair value of $2.1 million) will be amortized over the remaining service period. The vesting of awards to certain participants whose jobs were eliminated as part of the merger was accelerated and restrictions were released on those shares. As of December 31, 2014, there was $0.4 million of total unrecognized compensation cost related to PARS under the LTIP; that cost is expected to be recognized over a weighted-average period of approximately 6.5 years. The Company recognized approximately $2.1 million of expense related to PARS in the year ended December 31, 2014.

Executive Retention Deferred Stock Units

In June of 2013, Legacy Media General entered into employment agreements with certain executive officers of Legacy Media General and Young. Each agreement became effective upon the closing of the transaction with Young. The employment agreements entitled certain of the officers to a grant of deferred stock units, the number of which was determined by dividing the officer’s base salary by the closing per share price ($9.76) on the date of the public announcement of the transaction, June 6, 2013. One half of such units will vest on each of the first and second anniversary of the closing date of the merger with Young. Officers must be employed through each applicable vesting date in order to receive a cash payment in settlement of the deferred stock units. The Company recorded expense of $1.9 million and $0.4 million ($1.2 million and $0.3 million after-tax) during the years ended December 31, 2014 and December 31, 2013, respectively, which reflected the number of deferred stock units earned following the merger as well as an adjustment for changes in fair value of the deferred stock units.

Supplemental 401(k) Plan

The Company has a Supplemental 401(k) Plan (the “Plan”) which allows certain employees to defer salary and obtain a Company match where federal regulations would otherwise limit those amounts. The Company is the primary beneficiary of the VIE that holds the Plan’s investments and consolidates the Plan accordingly. Participants receive cash payments upon termination of employment, and participants age 55 and above can choose from a range of investment options including the Company’s voting common stock.  The Plan’s liability to participants ($1.1 million at December 31, 2014) is adjusted to its fair value each reporting period. The Plan’s investments ($0.4 million at December 31, 2014) other than its voting common stock, are considered trading securities, reported as assets, and are adjusted to fair value each reporting period. Investments in the voting common stock fund are measured at historical cost and are recorded as a reduction of voting common stock. Consequently, fluctuations in the Company’s stock price will have an impact on the Company’s net income when the liability is adjusted to fair value and the common stock remains at historical cost. The Company recognized $0.2 million of income in 2014 due to fluctuations in the Company’s stock price. From January 1, 2014 to June 30, 2014, all eligible and participating employees received a company match of up to a maximum of 4% of their salary. Effective July 1, 2014, the Company amended the Supplemental 401(k) plan to reduce the maximum effective company matching contribution to 3% of participant compensation as defined by the plan for all Media General, LIN (effective on its acquisition date) and Young employees. Participants are permitted to contribute up to a maximum of 50% of their annual base salary in any Plan year.

Directors’ Deferred Compensation Plan

Each member of the Board of Directors who is neither an employee nor a former employee of the Company (an Outside Director) is eligible to participate in the Directors’ Deferred Compensation Plan. This plan provides that each Outside Director shall receive half of his or her annual compensation for services to the Board in the form of Deferred Stock Units (“DSU”); each Outside Director additionally may elect to receive the balance of his or her compensation in either cash, DSU or a split between cash and DSU. Other than dividend credits (if dividends are declared), deferred stock units do not entitle Outside Directors to any rights due to a holder of common stock. Prior to April 2014, DSU account balances could be settled after the Outside Director's retirement date by a cash lump-sum payment, a single distribution of common stock or annual installments of either cash or common stock over a period of up to ten years. In April 2014, the Company amended this plan and now it only allows for settlement in stock going forward. The Company records expense based on the amount of compensation paid to each Outside Director. Prior to the April amendment, it also recorded an adjustment for changes in fair value of DSU; this fair value adjustment is no longer applicable. The Company recognized income of $3.3 million ($2.1 million after-tax) in 2014 under the plan due primarily to the fluctuations in the fair value of DSUs.

Because the Supplemental 401(k) Plan, the Directors’ Deferred Compensation Plan and the deferred stock units awarded to certain officers were designed to align the interest of participants with those of shareholders, fluctuations in stock price have an effect on the expense recognized by the Company. Each $1 change in the Company’s stock price as of December 31, 2014, would have adjusted the Company’s pre-tax income by approximately $0.5 million.

Note 6: Intangible Assets and Impairment

The Company reviews the carrying values of both goodwill and FCC broadcast licenses in the fourth quarter each year, or earlier if events indicate an impairment may have arisen, utilizing qualitative analyses and discounted cash flow models and market-based models, where necessary. When evaluating goodwill and other intangible assets for potential impairment, the Company first considers qualitative factors including but not limited to: current macroeconomic conditions, the Company’s actual performance versus budgeted performance, key management changes and selling prices for broadcast companies. When a quantitative test is deemed necessary, the Company compares the carrying value of the reporting unit or asset tested to its estimated fair value. The estimated fair value is determined using the income approach. The income approach utilizes the estimated discounted cash flows expected to be generated by the assets. The Company considers but does not use a market approach to value its reporting units and broadcast licenses, however, market multiples are evaluated to assess the reasonableness of the income approach. For the years ended December 31, 2014, 2013 and 2012 no impairment charges were recorded.

Definite and indefinite lived intangible assets were as follows as of December 31, 2014, and 2013:

	Weighted -Average	December 31,
(In thousands)	Remaining Useful Life (in years)	2014	2013
Definite-lived intangible assets:
Network affiliations	15	$618,500	$183,800
Advertiser relationships	7	321,855	79,310
Favorable leases	8	19,990	1,370
Accumulated amortization		(48,485)	(24,838)
Net finite-lived intangible assets		$911,860	$239,642

Indefinite-lived intangible assets:
Broadcast licenses		$1,123,800	$573,300

Summary:
Goodwill		$1,608,191	$541,475
Broadcast licenses and finite-lived intangible assets, net		2,035,660	812,942
Total intangible assets		$3,643,851	$1,354,417

Aggregate amortization expense for the years ended December 31, 2014, 2013 and 2012 was $25.9 million, $9.6 million and $6.1 million, respectively. Amortization expense is expected to be approximately $86 million each year through 2018, $76.2 million in 2019 and $491.8 million thereafter.

Note 7: Property and Equipment

Property and equipment, net at December 31, 2014, and 2013 consists of the following:

(In thousands)	2014	2013
Land and land improvements	$75,759	$59,148
Buildings and building improvements	150,591	98,421
Broadcast equipment and other	328,977	158,436
Assets in service	555,327	316,005
Equipment not yet placed into service	8,193	4,173
Total property and equipment	563,520	320,178
Accumulated depreciation	(68,141)	(34,711)
Property and equipment, net	$495,379	$285,467

Depreciation expense, including capital lease amortization, was approximately $40.6 million, $15.9 million and $9.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Accumulated amortization of capitalized leases was $0.5 million and $0.4 million as of December 31, 2014 and 2013, respectively.

Note 8: Debt and Other Financial Instruments

Long-term debt at December 31, 2014, and 2013, was as follows:

(In thousands)	2014	2013

Media General Credit Agreement	$1,701,000	$885,000
2022 Notes	400,000	-
2021 Notes	290,000	-
Shield Media Credit Agreement	29,600	32,000
Other borrowings	2,111	-
Total debt	2,422,711	917,000

Less: net unamortized discount	(10,768)	-
Less: scheduled current maturities	(11,781)	(11,217)

Long-term debt	$2,400,162	$905,783

Aggregate annual maturities of long-term debt as of December 31, 2014, were as follows (in thousands):

(In thousands)
Year Ending December 31
2015	$11,781
2016	11,941
2017	11,602
2018	70,302
2019	49,502
Thereafter	2,267,583
Total	$2,422,711

Media General Credit Agreement

In July of 2013, Legacy Media General entered into a credit agreement with a syndicate of lenders which provided the Company with an $885 million term loan and a $60 million revolving credit facility. Following consummation of the merger with Young, the Company fully borrowed the term loan and repaid the existing debt of Legacy Media General and Young. The term loan matures in seven years and bears interest at LIBOR (with a LIBOR floor of 1%) plus a margin of 3.25%. The revolving credit facility has a term of five years and bears interest at LIBOR plus a margin of 2.75% and is subject to a 0.5% commitment fee. The credit agreement is guaranteed by the Company and its subsidiaries and is secured by liens on substantially all of the assets of the Company. Additionally, the agreement contains restrictions on certain transactions including the incurrence of additional debt, capital leases, investments, additional acquisitions, asset sales and restricted payments (including dividends and share repurchases) as defined in the agreement.

The Company repaid $84 million of principal on the term loan in the early 2014. The early repayment of debt resulted in debt modification and extinguishment costs of $0.2 million due to the accelerated recognition of deferred debt-related items.

In August 2014, the Company obtained an incremental term loan of $75 million to facilitate the acquisition of the WHTM station in Harrisburg, PA.

The Company entered into amendments to its credit agreement. Pursuant to the amendments in April and October of 2014, the Company’s existing revolving credit facility under its senior secured credit facility was amended to (i) extend the maturity date to 5 years (October 2019), (ii) reduce the interest rate (effective upon consummation of the business combination transaction with LIN Media) to LIBOR + 2.50% and (iii) make other administrative and implementing changes to such revolving facility. In November of 2014, the Company entered into an additional amendment so that the Company’s existing credit facility under its senior secured credit facility was amended, to be effective as of the closing date of the LIN merger transaction, to (i) eliminate testing and operation of the credit facility’s quarterly maintenance Consolidated Total Net Leverage Ratio financial covenant, as such covenant is applicable to the term B credit facility, and (ii) modify the annual excess cash flow mandatory prepayment provisions to require that a minimum annual $50 million excess cash flow payment is made in fiscal years 2017, 2018 and 2019 (in each case, relating to the immediately prior fiscal year), provided that each of such minimum amounts will be reduced by the sum of other voluntary and/or mandatory prepayments made in respect of the credit facility and permanent reductions (if any) of the revolving credit facility in or prior to such periods. These amendments were made to align the applicable provisions with the comparable provisions in the Company’s term credit facility, which was consummated concurrently with the LIN Merger. These incremental credit facilities consisted of (i) a $90 million incremental revolving credit commitment ($150 million in total) and (ii) an $825 million incremental term loan (collectively, the “Incremental Facilities”). In addition to permitting the Incremental Facilities, the amendment to the credit agreement modifies the leverage ratio covenant requirements as well certain other covenants and transaction restrictions, as defined in the agreement. The incremental term loan constitutes an additional term loan with the same principal terms (including a maturity date of July 2020, with quarterly 0.25% amortization and an interest rate equal to LIBOR (with a LIBOR floor of 1.00%) plus a margin 3.25%. The incremental revolver constitutes additional revolving credit commitments with the same principal terms (including a maturity date of October 2019 and an interest rate equal to LIBOR (with no LIBOR floor) plus a margin of 2.50%)) as the Existing Revolver.

The Company paid a $1.3 million non-refundable amendment fee to the participating lenders in April of 2014. The net proceeds received on the incremental term loan B were used to pay merger related costs, pay the cash consideration portion of the LIN merger transaction and to pay off certain debt of LIN. In connection with these incremental credit facilities, the Company incurred debt modification and extinguishment costs of $3.4 million. As of December 31, 2014 the Company had capitalized $40.1 million of other direct costs related to the Media General Credit Agreement in other assets; these fees will be amortized as interest expense over the term of the credit agreement.

Shield Media Credit Agreement

Shield Media LLC (and its subsidiary, WXXA) and Shield Media Lansing LLC (and its subsidiary WLAJ) (collectively, “Shield Media”), companies that control subsidiaries with which the Company has joint sales and shared services arrangements for two stations as described in Note 3, entered into a new credit agreement with a syndicate of lenders, dated July 31, 2013. On November 12, 2013, Shield Media fully borrowed $32 million of term loans and repaid the existing term loans of WXXA and WLAJ. The Shield Media term loans mature in five years and bear interest at LIBOR plus a margin of 3.25%. The term loans are payable in quarterly installments which start at 1.875% of the initial principal balance with the remainder due upon maturity. The Shield Media term loans are guaranteed by the Company and are secured by liens on substantially all of the assets of the Company, on a pari passu basis with the Media General credit agreement.

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

2022 Notes

On November 5, 2014, a wholly owned subsidiary of Old Media General completed the issuance of $400 million in aggregate principal amount of 5.875% Senior Unsecured Notes due in 2022 (the “2022 Notes”) in connection with the financing of the LIN Merger. The net proceeds from offering of the 2022 Notes were used to repay certain indebtedness of LIN Media in connection with the LIN Merger, including to satisfy and discharge LIN Television’s $200 million aggregate principal amount of 8.375% Senior Notes due 2018 and to pay related fees and expenses. The Company irrevocably deposited $212 million of principal and accrued interest with the Trustee and gave the proper notice to the LIN bondholders and therefore such debt is no longer outstanding. The 2022 Notes were issued under an indenture, dated as of November 5, 2014 (the “2022 Notes Indenture”). New Media General, as the new direct parent of LIN Television, and certain of the wholly owned subsidiaries of LIN Television provide full and unconditional guarantees to the 2022 Notes, on a senior basis.

2021 Notes

LIN Television’s previously issued 6.375% Senior Notes due 2021 with an aggregate principal amount outstanding of $290 million were assumed as of the Closing Date (the “2021 Notes”). Following the consummation of the LIN Merger, New Media General, as the new direct parent of LIN Television, and certain of the wholly owned subsidiaries of LIN Television provide full and unconditional guarantees to the 2021 Notes, on a senior basis.

Other Borrowings

Three of LIN Television’s consolidated VIEs, Vaughan, KASY and WBDT, have term loans with principal outstanding of $1.1 million, $0.8 million and $0.2 million, respectively, at December 31, 2014. LIN Television fully and unconditionally guarantees these loans. These variable rate term loans had an interest rate of 3.16% at December 31, 2014 and mature in quarterly installments through December 2017.

Fair Value

The following table includes information about the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2014 (in thousands):

	December 31, 2014
	Carrying	Fair
(In thousands)	Amount	Value
Assets:
Investments
Trading	$449	$449
Liabilities:
Long-term debt:
Media General Credit Agreement	1,690,753	1,686,000
2022 Notes	398,038	397,000
2021 Notes	291,442	289,000
Shield Media Credit Agreement	29,600	29,600
Other borrowings	2,111	2,111

Trading securities held by the Supplemental 401(k) Plan are carried at fair value and are determined by reference to quoted market prices. The fair value of the Media General Credit Agreement, the 2022 Notes and the 2021 Notes were determined by reference to the most recent trading prices. The fair value of the Shield Media Credit Agreement and other borrowings were determined using a discounted cash flow analysis and an estimate of the current borrowing rate. Under the fair value hierarchy, the Company’s trading securities fall under Level 1 (quoted prices in active markets), the Media General Credit Agreement, 2022 Notes and 2021 Notes fall under Level 2 (other observable inputs), and the Shield Media Credit Agreement and other borrowings fall under Level 3 (unobservable inputs).

Note 9: Taxes on Income

The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 is summarized below. Significant reconciling items are described further in the paragraphs that follow.

(In thousands)	2014	2013	2012
Income taxes computed at federal statutory tax rate (35%)	$38,140	$5,838	$19,720
Increase (reduction) in income taxes resulting from:
State and local provision/benefit	10,385	1,845	2,944
Change in rate differential	-	-	(2,722)
NOL adjustments	-	-	694
Non-deductible merger-related expenses	4,446	3,385	-
Exclusion for VIE (income) loss for tax puposes	(1,261)	625	(15)
Stock-based compensation tax deficiencies	-	475	-
Other	743	157	(241)
Income tax expense	$52,453	$12,325	$20,380

In both 2014 and 2013, the respective business combination transactions with LIN and Young involved the exchange of stock where certain transaction costs are required to be capitalized into the basis of stock and will not deductible for tax purposes.

The financial results of all stations operated as JSA/SSA or VIEs are consolidated by the Company in accordance with the VIE accounting guidance. However, the Company does not reflect a tax provision for these entities’ income or loss in its financial results since their tax liability flows through to an unrelated party.

Significant components of income tax expense are as follows:

(In thousands)u	2014	2013	2012
Federal	$2,022	$-	$383
State	6,146	741	1,293
Current	8,168	741	1,676
Federal	34,454	9,486	18,845
State	9,831	2,098	(141)
Deferred	44,285	11,584	18,704
Income tax expense	$52,453	$12,325	$20,380

Temporary differences, which gave rise to significant components of the Company's deferred tax liabilities and assets at December 31, 2014, and 2013, were as follows:

(In thousands)	2014	2013
Deferred tax liabilities:
Difference between book and tax bases of intangible assets	$(587,980)	$(249,251)
Property and equipment	(79,597)	(50,826)
Other comprehensive income items	-	(3,227)
Total deferred tax liabilities	(667,577)	(303,304)

Deferred tax assets:
Employee benefits	82,825	78,503
Other comprehensive income items	20,840	-
Net operating loss and minimum tax credit carryforwards	259,837	269,268
Other	3,428	5,750
Total deferred tax assets	366,930	353,521

Net deferred tax (liability) asset	$(300,647)	$50,217

Current deferred tax asset	(55,754)	(7,506)
Deferred tax (liability) asset, long-term	$(356,401)	$42,711

At December 31, 2014, the Company projects federal Net Operating Loss (“NOL”) carryforwards available to reduce future federal taxable income in the amount of approximately $635 million ($224 million deferred tax asset, or “DTA”). This federal NOL is comprised of $624 million of Old Media General historical losses and $11 million of LIN Television historical losses. At December 31, 2014, the Company also has significant state NOL carryforwards in varying amounts available to reduce future state taxable income for which it has recorded a DTA of approximately $32 million. These federal and state NOLs will expire at various dates through 2034.

The Company performed an ownership shift analysis to determine if the LIN Merger triggered an ownership change in accordance with Section 382 of the Internal Revenue Code and determined that the Company did not undergo an ownership change for tax purposes (i.e., a 50% or less change in stock ownership in aggregated 5% shareholders) with respect to its legacy NOLs. Therefore, no further 382 restrictions were placed on the existing Old Media General NOLs. However, the LIN Merger did trigger an ownership change with respect to the legacy LIN NOLs, but any annual use limitations exceed the LIN Television legacy NOLs and will not restrict the Company’s ability to use the NOLs. The Young merger that closed in November of 2013, did however cause an ownership change with respect to both Media General and Young legacy NOLs. As a result, the use of the Young ($226 million) and Legacy Media General ($362 million) historical NOL carryforwards and tax credits generated prior to the ownership change will be subject to annual Section 382 use limitation. The Young NOLs are subject to two previous Section 382 ownership changes and will generally be subject to the annual base limitation of approximately $11.1 million that resulted from the first ownership change upon emergence from bankruptcy. The Legacy Media General NOLs will generally be subject to an annual Section 382 base limitation of approximately $15.2 million. The Company also determined that it had a net unrealized built-in gain at the time of the 2013 merger with respect to both Young and Legacy Media General NOLs. Pursuant to Section 382(h) of the Internal Revenue Code, the Company is able to increase its Section 382 annual base limitation with respect to the Legacy Media General NOLs by an incremental limitation of $54.7 million in the first five years following the ownership change. The Young NOLs are generally subject to a more restrictive Section 382 limitation related to prior ownership changes. Therefore, the Company is unable to take advantage of the incremental limitation, but have unused Section 382 limitations from prior years of approximately $54 million that will be available to increase the annual base limitation.

The Company has analyzed the various layers of losses and related restrictions on utilization and has concluded that it will be able to utilize its NOLs.

As of December 31, 2014, the Company's reserve for uncertain tax positions totaled approximately $25.2 million including interest. For the years ended December 31, 2014, 2013 and 2012, there were $3.8 million, $1.4 million and $16 thousand of unrecognized tax benefits, respectively, that would reduce the effective tax rate if the underlying tax positions were sustained or settled favorably. A reconciliation of the beginning and ending balances of the gross liability for uncertain tax positions is as follows:

(In thousands)	2014	2013	2012
Uncertain tax position liability at the beginning of the year	$1,446	$16	$16
Additions for tax positions for prior years	-	8	-
Additions resulting from merger transaction	23,715	1,422	-
Uncertain tax position liability at the end of the year	$25,161	$1,446	$16

In connection with the LIN Merger, the Company acquired a liability for uncertain tax positions in the amount of $2.4 million related to various federal, state and foreign tax benefits. In addition to the reserve for uncertain tax positions discussed above, the Company acquired approximately $21.3 million of unrecognized state tax benefits in connection with its business combination with LIN that are presented net along with the DTA related to certain state NOLs. The Company recognizes interest and penalties accrued related to uncertain tax positions in the provision for income taxes. As of December 31, 2014, the liability for uncertain tax positions included approximately $0.7 million of estimated interest and penalties.

For federal tax purposes, the Company’s tax returns have been audited or closed by statute through 2010 and remain subject to audit for years 2011 and beyond. The Company has various state income tax examinations ongoing and at varying stages of completion, but generally its state income tax returns have been audited or closed to audit through 2010.

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

Note 10: Retirement and Postretirement Plans

Until November 2013, the Company only had the KRON/IBEW Local 45 Pension Plan which covers the IBEW Local 45 employees of KRON-TV. The Company froze benefit accruals under this plan in 2005. All employees who earned seven full years of vested service as of October 2005 are 100% vested in the pension benefits earned. If an employee had not yet earned seven full years of vested service, he or she is considered partially vested and, provided employment with the Company continues, can continue to earn credit for years of service.

In conjunction with the Young Merger on November 12, 2013, the Company assumed Legacy Media General’s retirement and post retirement plans as of those dates. Legacy Media General has a funded, qualified non-contributory defined benefit retirement plan which covers substantially all Legacy Media General employees hired before 2007 and non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage available to certain executives. These retirement plans are frozen. Legacy Media General also has a retiree medical savings account plan which reimburses eligible employees who retire for certain medical expenses. In addition, Legacy Media General has an unfunded plan that provides certain health and life insurance benefits to retired employees who were hired prior to 1992.

The KRON plan was merged into the Media General qualified plan on December 31, 2014.

The Company also assumed liability for an additional defined benefit retirement plan as well as a supplemental retirement plan as part of the LIN Merger. Under these plans, which are frozen, LIN made contributions to a traditional retirement plan for the then eligible employees or to a cash balance plan for certain employees based on 5% of each participant’s eligible compensation.

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

Benefit Obligations

The following table provides a reconciliation of the changes in the plans’ benefit obligations for the years ended December 31, 2014, and 2013:

	Pension Benefits		Other Benefits
(In thousands)	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$488,229	$14,941	$24,747	$-
Merger transactions	146,403	473,296	-	24,847
Service cost	170	170	81	11
Interest cost	22,324	3,312	1,076	134
Participant contributions	-	-	180	23
Plan settlements	(70,612)	-	-	-
Actuarial loss (gain)	61,484	(430)	2,077	(174)
Benefit payments	(26,175)	(3,060)	(1,777)	(94)
Benefit obligation at end of year	$621,823	$488,229	$26,384	$24,747

The accumulated benefit obligation at the end of 2014 and 2013 was $621.8 million and $488.2 million, respectively. The Company’s policy is to fund benefits under the Legacy Media General supplemental executive retirement, ERISA Excess, and the LIN Supplemental Retirement and all postretirement benefits plans as claims and premiums are paid. As of December 31, 2014, the benefit obligation related to the supplemental executive retirement and ERISA Excess plans included in the preceding table was approximately $62.6 million.

In the second half of 2014, the Company offered terminated vested participants of the Legacy Media General Retirement Plan an opportunity to receive a lump-sum payout in settlement of their retirement plan liability. Approximately half of the roughly 1,800 participants elected to do so, resulting in $70.6 million in payouts from plan assets. The company recognized an immediate loss of $7.7 million in 2014 related to this curtailment but also relieved pension liabilities in excess of the $70.6 million cash paid resulting in an actuarial gain.

The Plans’ benefit obligations were determined using the following assumptions:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Discount rate	3.80%	4.65%	3.65%	4.40%
Compensation increase rate	-	-	3.00%	3.00%

The Company also updated its mortality table assumption in 2014. A 7.4% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2014. This rate was assumed to decrease gradually each year to a rate of 4.5% in 2027 and remain at that level thereafter. These rates have an effect on the amounts reported for the Company’s postretirement obligations. A one percentage-point increase or decrease in the assumed health care trend rates would change the Company’s accumulated postretirement benefit obligation by approximately $0.3 million, and it would change the Company’s net periodic cost by a nominal amount.

Plan Assets

The following table provides a reconciliation of the changes in the fair value of the Plans’ assets for the years ended December 31, 2014, and 2013:

	Pension Benefits		Other Benefits
(In thousands)	2014	2013	2014	2013
Change in plan assets:
Fair value of plan assets at beginning of year	$352,226	$8,960	$-	$-
Merger transactions	115,556	326,667	-	-
Actual return on plan assets	16,712	13,434	-	-
Plan settlements	(70,612)	-
Employer contributions	49,879	6,225	1,597	71
Participant contributions	-	-	180	23
Benefit payments	(26,175)	(3,060)	(1,777)	(94)
Fair value of plan assets at end of year	$437,586	$352,226	$-	$-

Under the fair value hierarchy, the Company’s retirement plan assets fall under Level 1 (quoted prices in active markets) and Level 2 (other observable inputs). The following table provides the fair value by each major category of plan assets at December 31, 2014:

	2014
(In thousands)	Total	Level 1	Level 2
U.S. Small/Mid Cap Equity	$30,169	$22,343	$7,826
U.S. Large Cap Equity	155,492	121,046	34,446
International/Global Equity	70,618	50,037	20,581
Fixed Income	167,211	120,522	46,689
REIT	5,192	-	5,192
Cash	8,904	8,904	-
Total assets	$437,586	$322,852	$114,734

The following table provides the fair value by each major category of plan assets at December 31, 2013:

	2013
(In thousands)	Total	Level 1	Level 2
U.S. Small/Mid Cap Equity	$40,339	$25,256	$15,083
U.S. Large Cap Equity	143,209	58,650	84,559
International/Global Equity	68,263	17,054	51,209
Fixed Income	87,266	66,215	21,051
Cash	13,149	13,149	-
Total assets	$352,226	$180,324	$171,902

The asset allocation for the Company’s funded retirement plans at the end of 2014 and 2013, and the asset allocation range for 2015, by asset category, are as follows:

	Asset allocation Range	Percentage of Plan Assets at Year End
Asset Category	2015	2014	2013
Equity securities	60%	59%	71%
Fixed income securities/cash	40%	40%	29%
Other		1%	0%
Total		100%	100%

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

The plans’ investment policy is reviewed frequently and distributed to an investment consultant. Periodically, the Company evaluates each investment with the investment consultant to determine if the overall portfolio has performed satisfactorily when compared to the defined objectives, similarly invested portfolios and specific market indices. The policy contains general guidelines for prohibited transactions such as:

●	borrowing of money
●	purchase of securities on margin
●	short sales
●	pledging any securities except loans of securities that are fully-collateralized
●	purchase or sale of futures or options for speculation or leverage

Restricted transactions include:

●	purchase or sale of commodities, commodity contracts or illiquid interests in real estate or mortgages
●	purchase of illiquid securities such as private placements
●	use of various futures and options for hedging or for taking limited risks with a portion of the portfolio’s assets

Funded Status

The following table provides a statement of the funded status of the plans at December 31, 2014, and 2013:

	Pension Benefits		Other Benefits
(In thousands)	2014	2013	2014	2013
Amounts recorded in the balance sheet:
Current liabilities	$(4,175)	$(3,373)	$(2,148)	$(2,068)
Noncurrent liabilities	(180,062)	(132,630)	(24,236)	(22,679)
Funded Status	$(184,237)	$(136,003)	$(26,384)	$(24,747)

The following table provides a summary of the Company’s accumulated other comprehensive income (loss) related to pension and other benefits prior to any deferred tax effects:

	Pension Benefits	Other Benefits
(In thousands)	Net Actuarial Gain/(Loss)	Net Actuarial Gain/(Loss)
December 31, 2011	$(850)	$-
Actuarial loss	(818)	-
December 31, 2012	$(1,668)	$-
Actuarial gain	10,389	174
December 31, 2013	$8,721	$174
Actuarial loss	(64,103)	(2,077)
December 31, 2014	$(55,382)	$(1,903)

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

(In thousands)	Pension Benefits	Other Benefits
Employer Contributions
2015 to participant benefits	$9,334	$2,148
Expected Benefit Payments
2015	33,953	2,148
2016	33,856	2,148
2017	33,868	2,128
2018	33,985	2,110
2019	35,416	2,083
2020-2024	176,772	9,937

Net Periodic Cost

The following table provides the components of net periodic benefit cost for the Plans for fiscal years 2014, 2013 and 2012:

	Pension Benefits			Other Benefits
(In thousands)	2014	2013	2012	2014	2013

Service cost	$170	$170	$150	$81	$11
Interest cost	28,147	3,312	615	1,076	134
Expected return on plan assets	(33,973)	(3,509)	(588)	-	-
Settlement loss recognized	7,744	-	-	-	-
Amortization of net loss	1,098	35	-	-	-
Net periodic benefit cost	$3,186	$8	$177	$1,157	$145

The Company anticipates recording an aggregate net periodic benefit of $6.1 million for its pension and other benefits in 2015, as the expected return on plan assets exceeds estimated interest and service costs. An interest crediting rate of 1.6% was assumed for 2014 to determine net periodic costs for LIN’s supplemental retirement plan. This rate was assumed to increase to 2%, 3%, and 4% in 2015, 2016 and 2017, respectively, and up to a rate of 5.25% thereafter.

The net periodic costs for the Company’s pension and other benefit plans were determined using the following assumptions:

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013
Discount rate	4.65%	4.62%	4.55%	4.40%	4.35%
Expected return on plan assets	7.50%	7.50%	7.50%	-	-
Compensation increase rate	-	-	-	3.00%	3.00%

The reasonableness of the expected return on the funded retirement plan assets was determined by the Company’s investment consultant. Their proprietary model simulates possible capital market scenarios based on the current economic environment and their capital market assumptions to come up with an expected return for the portfolio based on the current asset allocation.

Defined Contribution Plans

The Company sponsors 401(k) plans covering substantially all Media General, LIN and Young employees. For 2012, the Company matched up to a maximum of 4% of an eligible and participating employee’s salary for Young employees. For 2013, the Company matched up to a maximum of 2% and 4% of an eligible and participating employee’s salary for Legacy Media General and Young employees, respectively. From January 1, 2014 to June 30, 2014, all eligible and participating employees received a company match of up to a maximum of 4% of their compensation as defined by the plans. Effective July 1, 2014, the Company amended the 401(k) plans to reduce the maximum effective company matching contribution to 3% of participant compensation as defined by the plans for all Media General, LIN (effective on its acquisition date) and Young employees. The Company also sponsors a Supplemental 401(k) plan as described in Note 5.

For the years ended December 31, 2014, 2013 and 2012, the Company incurred 401(k) matching contributions of approximately $3.8 million, $1.8 million and $1.4 million, respectively.

LIN has a Supplemental Income Deferral Plan that certain employees, including executive officers, are eligible for. The plan provides benefits to highly compensated employees in circumstances in which the maximum limits established under the ERISA and the Internal Revenue Code prevent them from receiving Company contributions. The amounts recorded by the Company following the LIN Merger were nominal.

Note 11: Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share as presented in the consolidated statements of comprehensive income. There were approximately 388,000 share equivalents (representing the weighted-average of outstanding stock options) that were not included in the computation of diluted EPS in 2014 because to do so would have been anti-dilutive.

	2014			2013			2012
(In thousands, except	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income attributable to Media General	$53,506			$6,140			$35,921

Undistributed earnings attributable to participating securities	(339)			(13)			-

Basic EPS
Income available to common stockholders	$53,167	89,912	$0.59	$6,127	53,337	$0.11	$35,921	43,590	$0.82

Effect of dilutive securities: warrants and other		1,140			10,764			24,489

Diluted EPS
Income available to common stockholders	$53,167	91,052	$0.58	$6,127	64,101	$0.10	$35,921	68,079	$0.53

Note 12: Commitments, Contingencies and Other

Gain on sale of KRON building

During the year ended December 31, 2014 the Company recorded a gain of approximately $10 million relating to the sale of the former KRON studio building in San Franciso, which is included in the caption "(Gain) loss on disposal of property and equipment, net" in the Consolidated Statement of Comprehensive Income.

Program license rights

The Company had unamortized program license assets of $8.5 million and $1.6 million as of December 31, 2014, and 2013, respectively, of which $4.9 million and $0.8 million, respectively, were expected to be amortized over a period greater than one year.

Unpaid program license liabilities totaled $14 million and $2.5 million as of December 31, 2014, and 2013, respectively, of which $5.9 million and $1.3 million, respectively, were payable in greater than one year and included in other liabilities. The obligation for programming that has been contracted for, but not recorded in the accompanying balance sheet because the program rights were not currently available for airing, was approximately $93.9 million at December 31, 2014. If such programs are not produced, the Company's commitment would expire without obligation.

Lease obligations

Capital Leases

The Company is obligated under various capital leases for certain broadcast equipment, office furniture, fixtures and other equipment that range from one to fifteen years. At December 31, 2014, and 2013, the net amount of property and equipment recorded under capital leases was $14 million and $1.2 million, respectively. Amortization of assets held under capital leases is included with depreciation and amortization of property and equipment.

Operating Leases

The Company has certain operating leases, primarily for administrative offices, broadcast equipment and vehicles that range from one year to more than fifteen years. In many cases, the leases contain renewal options and require the Company to pay all costs such as maintenance and insurance.

Future minimum lease payments under capital and operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2014, are as follows:

	Capital	Operating
(In thousands)	Leases	Leases
Year Ending December 31
2015	$1,707	$8,154
2016	1,714	7,789
2017	1,502	7,126
2018	1,396	5,475
2019	1,395	4,726
Thereafter	15,862	29,466
Total minimum lease payments	23,576	$62,736
Less: amounts representing interest	(7,892)
Present value of capital lease obligations	$15,684

Rental expense under operating leases was $4.8 million, $1.9 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Gray management agreement

The Company had a management agreement (the “Management Agreement”) with Gray Television, Inc. (“Gray”) that expired on December 31, 2012. As part of the Management Agreement, if the Company was sold within the term, then Gray would initially receive a portion of the aggregate sales price above a specified threshold. The Company had estimated the fair value of this liability to be $8 million. As of December 31, 2012, the Company was not sold and the liability was reversed against other, net, on the consolidated statement of comprehensive income.

In August of 2013, the Company made a payment of $7.1 million to Gray in accordance with other provisions of the Management Agreement. This was a final payment and satisfied all remaining obligations the Company had in relation to that agreement. The Company reversed its remaining accrued liability of $1.8 million in 2013 as a reduction to corporate and other expenses.

Other assets

Other assets included assets held for sale of $4.5 million at December 31, 2014.

Accrued salaries and wages

Accrued salaries and wages consist of the following:

(In thousands)	2014	2013
Accrued bonuses	$8,679	$5,509
Accrued severance	9,060	1,431
Other accrued salaries and wages	18,895	7,243
Accrued salaries and wages	$36,634	$14,183

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

(In thousands)	2014	2013
Employee benefits	$14,233	$14,074
Network compensation accrued fees	30,655	13,213
Accrued interest payable	14,456	1,720
Other	42,993	13,649
Other accrued expenses and other current liabilities	$102,337	$42,656

 Restricted cash at qualified intermediary

The Company has restricted cash of approximately $120 million related to the sale of its Providence, RI television station. The qualified intermediary took direct possession of the sale proceeds. The Company has identified certain potential replacement property that, if acquired, may qualify as an exchange under section 1031 of the Internal Revenue Code. No agreement to acquire the identified replacement property is currently in place, and one may never be reached. If an acquisition is not consummated by June of 2015, the sale proceeds will revert to the Company without restrictions.

Dedicated Media, Inc.

The Company holds a 60% interest (calculated on a fully diluted basis) in Dedicated Media, a multi-channel advertisement buying and optimization company.  Under the terms of the agreement with Dedicated Media, the Company agreed to purchase the remaining outstanding shares of Dedicated Media if Dedicated Media achieved both (i) a target earnings before interest, taxes, depreciation and amortization (“EBITDA”) and (ii) a target gross profit in 2014, as outlined in the purchase agreement.  The purchase price of these shares is based on multiples of Dedicated Media’s 2014 EBITDA and gross profit. Dedicated Media achieved the required levels of gross profit and adjusted EBITDA during 2014, and as a result, the Company will purchase the remaining outstanding shares for a total purchase price of $10.5 million. Accordingly, the Company adjusted the mandatory redeemable noncontrolling interest account for Dedicated Media to equal $10.5 million as of December 31, 2014 and recorded a corresponding decrease to equity in its statement of shareholders' equity for the year ended December 31, 2014.  The Company currently expects to close this transaction during the first or second quarter of 2015.

HYFN, Inc.

The Company holds a 50.1% interest (calculated on a fully diluted basis) in HYFN, a full service digital advertising agency specializing in the planning, development, deployment and support for websites, mobile sites, interactive banners, games and various applications for multiple devices.  Under the terms of the agreement with HYFN, the Company agrees to purchase the remaining outstanding shares of HYFN by no later than February 15, 2016 if HYFN achieves both (i) a target EBITDA and (ii) target net revenues in 2015, as outlined in the transaction agreements.  The purchase price of these shares is based on multiples of HYFN’s 2015 net revenue and EBITDA.  As of December 31, 2014, the Company believed it was probable that HYFN would achieve at least the minimum levels of EBITDA and net revenues to obligate the Company to purchase the remaining outstanding shares of HYFN.  Based on management’s current projections, it estimates the purchase price for the remaining outstanding shares to be approximately $23.5 million and accordingly, has adjusted the mandatory redeemable noncontrolling interest account for HYFN to equal this estimated obligation and has recorded a corresponding decrease to equity on its statement of stockholders' equity for the year ended December 31, 2014.  The Company believes that the stage two purchase price of $23.5 million represents the fair value of the stage two shares to be acquired. This estimate is subject to change based on HYFN’s actual results in 2015, which will be determined during the first quarter of 2016. The Company’s maximum potential obligation under the terms of its agreement is approximately $62.4 million.

If the Company does not purchase the remaining outstanding shares of HYFN by the date set forth in the purchase agreement, the noncontrolling interest holders have the right to purchase the Company’s interest. The purchase price of these shares is based on the same purchase price multiple described above and is exercisable only if the applicable financial targets are not met and the Company does not elect to purchase the remaining interest. The fair value of this option is zero and no amounts related to these options are included in the consolidated financial statements as of December 31, 2014.

The Company’s obligations to purchase the noncontrolling interest holders’ shares of both Dedicated Media and HYFN are outside of its control, because they are based on the achievement of certain financial targets described above. Therefore, the noncontrolling interests related to Dedicated Media and HYFN as of December 31, 2014 have been reported as redeemable noncontrolling interest and classified as temporary equity on the consolidated balance sheets.

Note 13: Guarantor Financial Information

LIN Television, a 100% owned subsidiary of New Media General, is the primary obligor of the 2021 Notes. New Media General fully and unconditionally guarantees all of LIN Television’s debt on a joint and several basis. Additionally, all of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s 2021 Senior Notes on a joint and several basis. There are certain limitations in the ability of the subsidiaries to pay dividends to New Media General. The following financial information presents condensed consolidating balance sheets, statements of operations, and statements of cash flows for New Media General, LIN Television (as the issuer), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries, together with certain eliminations.

Media General, Inc.

Condensed Consolidating Balance Sheet

As of December 31,2014

(in thousands)

	New Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,388	$9,658	$27,371	$4,503	$-	$43,920
Trade accounts receivable, net	-	82,909	168,862	13,398	-	265,169
Restricted cash at qualified intermediary	-	-	119,903	-	-	119,903
Current deferred tax asset	-	3,492	52,222	40	-	55,754
Prepaid expenses and other current assets	-	19,424	11,396	8,978	-	39,798
Total current assets	2,388	115,483	379,754	26,919	-	524,544

Property and equipment, net	-	177,370	314,380	3,629	-	495,379
Deferred tax asset long-term			-			-
Other assets, net	-	8,565	67,962	2,473	-	79,000
Definite lived intangible assets, net	-	380,090	500,688	31,082	-	911,860
Broadcast licenses	-	-	1,039,500	84,300	-	1,123,800
Goodwill	-	513,822	995,319	99,050	-	1,608,191
Advances to consolidated subsidiaries	2,021	(441,971)	443,939	(3,989)		-
Investment in consolidated subsidiaries	1,494,739	1,319,033	-	-	(2,813,772)	-

Total assets	$1,499,148	$2,072,392	$3,741,542	$243,464	$(2,813,772)	$4,742,774

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND MEMBERS' EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$-	$4,014	$31,794	$551	$-	$36,359
Accrued salaries and wages	-	9,384	26,536	714	-	36,634
Other accrued expenses and other current liabilities	-	42,501	53,042	7,149	-	102,692
Current installments of long-term debt	-	-	8,218	3,563	-	11,781
Current installments of obligation under capital leases	-	441	303	71	-	815
Total current liabilities	-	56,340	119,893	12,048	-	188,281
Long-term debt	-	291,442	2,080,570	28,150	-	2,400,162
Deferred tax liability and other long-term tax liabilities	-	172,726	180,974	2,701	-	356,401
Long term capital lease obligations	-	13,529	1,312	28	-	14,869
Retirement and postretirement plans	-	33,031	178,233			211,264
Other liabilities	-	10,585	22,179	5,404	-	38,168
Accumulated (gains) losses in excess of investment in consolidated subsidiaries	-	-	-	-	-	-
Total liabilities	-	577,653	2,583,161	48,331	-	3,209,145

Noncontrolling interests	-	-	10,981	23,500	-	34,481

Stockholders' equity:
Voting common stock	1,321,011	-	-	-	-	1,321,011
Additional paid-in capital		1,442,667	962,584	172,765	(2,578,016)	-
Accumulated other comprehensive (loss) income	(36,445)	(1,434)	(34,847)	-	36,281	(36,445)
Retained earnings	214,582	53,506	219,663	(1,132)	(272,037)	214,582
Total stockholders' equity	1,499,148	1,494,739	1,147,400	171,633	(2,813,772)	1,499,148

Total liabilities, noncontrolling interest and Stockholders' equity (deficit)	$1,499,148	$2,072,392	$3,741,542	$243,464	$(2,813,772)	$4,742,774

Media General, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2013

(In thousands)

	New Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$67,508	$4,110	$-	$71,618
Trade accounts receivable, net	-	-	106,452	3,831	-	110,283
Current deferred tax asset	-	-	7,506	-	-	7,506
Prepaid expenses and other current assets	-	-	21,273	672	(8,056)	13,889
Total current assets	-	-	202,739	8,613	(8,056)	203,296

Property and equipment, net	-	-	282,471	2,996	-	285,467
Deferred tax asset long-term	-	-	42,711	-	-	42,711
Other assets, net	-	-	34,499	978	-	35,477
Definite lived intangible assets, net	-	-	236,242	3,400	-	239,642
Broadcast licenses	-	-	550,900	22,400	-	573,300
Goodwill	-	-	538,745	2,730	-	541,475
Total assets	$-	$-	$1,888,307	$41,117	$(8,056)	$1,921,368

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$-	$-	$11,783	$-	$-	$11,783
Accrued salaries and wages	-	-	14,183	-	-	14,183
Other accrued expenses and other current liabilities	-	-	40,476	2,180	-	42,656
Current installments of long-term debt	-	-	8,817	2,400	-	11,217
Current installments of obligation under capital leases	-	-	153	-	-	153
Total current liabilities	-	-	75,412	4,580	-	79,992

Long-term debt	-	-	876,183	29,600	-	905,783
Deferred tax liability and other long-term tax liabilities	-	-	-	-	-	-
Long term capital lease obligations	-	-	1,156	-	-	1,156
Retirement and postretirement plans	-	-	155,309	-	-	155,309
Other liabilities	-	-	42,553	9,394	(8,056)	43,891
Total liabilities	-	-	1,150,613	43,574	(8,056)	1,186,131

Noncontrolling interests	-	-	(1,744)	-	-	(1,744)
					-
Stockholders' equity (deficit):					-
Voting common stock	-	-	557,754	-	-	557,754
Non-voting common stock	-	-	12,483	-	-	12,483
Additional paid-in capital	-	-	476	(476)	-	-
Accumulated other comprehensive income	-	-	5,668	-	-	5,668
Retained earnings	-	-	163,057	(1,981)	-	161,076
Total stockholders' equity	-	-	739,438	(2,457)	-	736,981
Total liabilities, noncontrolling interests and stockholders' equity	$-	$-	$1,888,307	$41,117	$(8,056)	$1,921,368

Media General, Inc.

Condensed Consolidating Statement of Comprehensive Income

For the Year Ended December 31, 2014

(in thousands)

	New Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net operating revenue	$-	$13,218	$641,938	$22,157	$(2,350)	$674,963

Operating costs:
Operating Expenses, excluding depreciation expense	-	5,292	211,184	6,717	(1,279)	221,914
Selling, general and administrative expenses	-	2,585	159,983	8,953	(37)	171,484
Amortization of program license rights	-	629	19,895	1,106	-	21,630
Corporate and other expenses	-	5,956	27,235	(184)	-	33,007
Depreciation and amortization	-	1,944	63,989	624	-	66,557
Gain on disposal of property and equipment, net	-	(4)	(9,002)	71	-	(8,935)
Merger-related and restructuring expenses	-	-	54,202	-	-	54,202
Operating (loss) income	-	(3,184)	114,452	4,870	(1,034)	115,104

Other income (expense):
Interest expense, net	-	(665)	(43,823)	(1,216)	-	(45,704)
Debt modification and extinguishment costs	-	-	(3,513)		-	(3,513)
Intercompany income and expenses	(3)	(1,007)	1,052	(42)	-	-
Gain on sale of stations	-	-	42,957	-	-	42,957
Other, net	-	-	109	20	-	129
Total other income (expense), net	(3)	(1,672)	(3,218)	(1,238)	-	(6,131)

(Loss) income before taxes and equity in income (loss) from operations of consolidated subsidiaries	(3)	(4,856)	111,234	3,632	(1,034)	108,973
Benefit from (provision) for income taxes	-	1,942	(54,395)	-		(52,453)
Net (loss) income from continuing operations	(3)	(2,914)	56,839	3,632	(1,034)	56,520
Equity in income (loss) from operations of consolidated subsidiaries	53,509	56,423	-	-	(109,932)	-
Net income (loss)	53,506	53,509	56,839	3,632	(110,966)	56,520
Net loss attributable to noncontrolling interests	-	-		3,014	-	3,014
Net income (loss) attributable to Media General	$53,506	$53,509	$56,839	$618	$(110,966)	$53,506

Other comprehensive income, net of tax	(42,113)	(1,434)	(40,679)	-	42,113	(42,113)
Total comprehensive income	$11,393	$52,075	$16,160	$3,632	$(68,853)	$14,407

Other comprehensive income attributable to noncontrolling interest	-	-	-	3,014	-	3,014
Total comprehensive income attributable to Media General	$11,393	$52,075	$16,160	$618	$(68,853)	$11,393

Media General, Inc.

Condensed Consolidating Statement of Conprehensive Income

For the Year Ended December 31, 2013

(In thousands)

	New Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net operating revenue	$-	$-	$255,038	$14,874	$-	$269,912

Operating costs:
Operating Expenses, excluding depreciation expense	-	-	89,833	5,381	-	95,214
Selling, general and administrative expenses	-	-	64,524	6,719	-	71,243
Amortization of program license rights	-	-	10,307	1,055	-	11,362
Corporate and other expenses	-	-	18,779	237	-	19,016
Depreciation and amortization	-	-	25,071	701		25,772
Gain on disposal of property and equipment, net	-	-	396	3	-	399
Merger-related and restructuring expenses	-	-	13,079	-	-	13,079
Operating income	-	-	33,049	778	-	33,827

Other income (expense)	-	-
Interest expense	-	-	(11,075)	(1,612)	-	(12,687)
Debt modification and extinguishment costs	-	-	(3,273)	(1,236)	-	(4,509)
Gain on sale of stations	-	-	-	-	-	-
Other, net	-	-	48	-	-	48
Total other income (expense)	-	-	(14,300)	(2,848)	-	(17,148)

Income before income taxes	-	-	18,749	(2,070)	-	16,679
Provision for income taxes	-	-	(12,325)	-	-	(12,325)
Net income (loss)	-	-	6,424	(2,070)	-	4,354

Net income (loss) attributable to noncontrolling interests (included above)	-	-	-	(1,786)	-	(1,786)
Net income attributable to Media General	$-	$-	$6,424	$(284)	$-	$6,140

Other comprehensive income, net of tax	-	-	6,655	-	-	6,655
Total comprehensive income	-	-	13,079	(2,070)	-	11,009

Other comprehensive income attributable to noncontrolling interest	-	-	-	(1,786)	-	(1,786)
Total comprehensive income attributable to Media General	$-	$-	$13,079	$(284)	$-	$12,795

Media General, Inc.

Condensed Consolidating Statement of Comprehensive Income

For the Year Ended December 31, 2012

(In thousands)

	New Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net operating revenue	$-	$-	$227,648	$535	$-	$228,183

Operating costs:
Operating Expenses, excluding depreciation expense	-	-	68,826	73	-	68,899
Selling, general and administrative expenses	-	-	54,769	231	-	55,000
Amortization of program license rights	-	-	8,975	47	-	9,022
Corporate and other expenses	-	-	23,531	-	-	23,531
Depreciation and amortization	-	-	16,155	24		16,179
Gain on disposal of property and equipment, net	-	-	59	-	-	59
Merger-related and restructuring expenses	-	-	-	-	-	-
Operating income	-	-	55,333	160	-	55,493

Other income (expense)
Interest expense	-	-	(7,712)	(118)	-	(7,830)
Other, net	-	-	8,680	-	-	8,680
Total other income (expense)	-	-	968	(118)	-	850

Income before income taxes	-	-	56,301	42	-	56,343
Provision for income taxes	-	-	(20,380)	-	-	(20,380)
Net income	-	-	35,921	42	-	35,963

Net income attributable to noncontrolling interests	-	-	-	42	-	42
Net income attributable to Media General	$-	$-	$35,921	$-	$-	$35,921

Other comprehensive income, net of tax	-	-	(500)	-	-	(500)
Total comprehensive income	-	-	35,421	42	-	35,463

Other comprehensive income attributable to noncontrolling interest	-	-	-	42	-	42
Total comprehensive income attributable to Media General	$-	$-	$35,421	$-	$-	$35,421

Media General, Inc.

Condensed Consolidated Statement of Cash Flows

For the Year Ended December 31, 2014

(In thousands)

	New Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	250	(27,654)	94,320	1,856	(250)	68,522

Cash flows from investing activities:
Capital expenditures	-	(177)	(35,807)	(631)	-	(36,615)
Payment for acquistion of station assets	-	-	(175,662)	-	-	(175,662)
Proceeds from station sales	-	-	357,315	-	-	357,315
Cash and cash equivavlents acquired in merger transaction	2,138	21,690	961	718	-	25,507
Cash consideration LIN Merger	-	-	(763,075)	-	-	(763,075)
Collateral refunds related to letters of credit	-	-	980	-	-	980
Proceeds from the sale of PP&E	-	4	25,881	29	-	25,914
Decrease in restricted cash at qualified intermediary	-	-	(119,903)	-	-	(119,903)
Receipt of dividend	-	19,503	-	-	(19,503)	-
Advances on intercompany borrowings	-	(1,000)	-	-	1,000	-
Payments from intercompany borrowings	-	1,545	4,003	-	(5,548)	-
Other, net	-	-	(283)	-		(283)
Net cash provided by (used in) investing activities	2,138	41,565	(705,590)	116	(24,051)	(685,822)

Cash flows from financing activities:
Borrowings under revolving credit facitilty	-	-	10,000	-	-	10,000
Repayment of borrowings under revolving credit facility	-	-	(10,000)	-	-	(10,000)
Principal borrowings under Media General Credit Agreement	-	-	889,687	-	-	889,687
Repayment of borrowings under Media General Credit Agreement	-	-	(84,000)	-	-	(84,000)
Principal borrowings under 2022 Senior Notes	-	-	398,000	-	-	398,000
Debt payoff LIN Merger	-	-	(577,610)	-	-	(577,610)
Principal borrowings under Shield Media Credit Agreement	-	-	-	-	-	-
Repayment of borrowings under Shield Media Credit Agreement	-	-	-	(2,400)	-	(2,400)
Payment of dividend	-	(250)	(19,503)		19,753	-
Proceeds from intercompany borrowings	-			1,000	(1,000)	-
Payments on intercompany borrowings	-	(4,003)	(1,545)		5,548	-
Redemption of common stock		-	-			-
Debt issuance costs	-	-	(35,095)	(103)		(35,198)
Other, net	-	-	1,199	(76)		1,123
Net cash (used in) provided by financing activities	-	(4,253)	571,133	(1,579)	24,301	589,602
Net increase (decrease) in cash and cash equivalents	2,388	9,658	(40,137)	393	-	(27,698)
Cash and cash equivalents at beginning of year	-	-	67,508	4,110	-	71,618
Cash and cash equivalents at end of year	$2,388	$9,658	$27,371	$4,503	$-	$43,920

Media General, Inc.

Condensed Consolidated Statement of Cash Flows

For the Year Ended December 31, 2013

(In thousands)

	New Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$-	$-	$5,499	$2,301	$-	$7,800

Cash flows from investing activities:
Capital expenditures	-	-	(15,166)	-	-	(15,166)
Payment for acquisition of station assets	-	-	-	(14,324)	-	(14,324)
Cash and cash equivalents acquired in merger transaction	-	-	17,327	-	-	17,327
Collateral refunds related to letters of credit	-	-	2,498	-	-	2,498
Proceeds from the sale of PP&E	-	-	-	-	-	-
Other, net	-	-	118	8	-	126
Net cash provided by (used in) investing activities	-	-	4,777	(14,316)	-	(9,539)

Cash flows from financing activities:
Principal borrowings under Media General Credit Agreement	-	-	885,000	-	-	885,000
Principal borrowings under Shield Media Credit Agreement	-	-	-	32,000	-	32,000
Repayment of Berkshire Hathaway Financing Arrangement	-	-	(375,260)	-	-	(375,260)
Repayment of Senior Notes	-	-	(326,145)	-	-	(326,145)
Repayment of borrowings under Senior Credit Facility	-	-	(135,000)	-	-	(135,000)
Principal borrowings under WLAJ LLC Term Loan	-	-	-	10,000	-	10,000
Repayment of borrowings under WLAJ and WXXA Term Loan	-	-	-	(32,000)	-	(32,000)
Debt issuance costs	-	-	(11,036)	(860)	-	(11,896)
Proceeds from intercompany borrowings	-	-	(5,400)	5,400	-	-
Other, net	-	-	2,418	(4)	-	2,414
Net cash provided by financing activities	-	-	34,577	14,536	-	49,113

Net increase (decrease) in cash and cash equivalents			44,853	2,521		47,374
Cash and cash equivalents at beginning of year	-	-	22,655	1,589	-	24,244
Cash and cash equivalents at end of year	$-	$-	$67,508	$4,110	$-	$71,618

Media General, Inc.

Condensed Consolidated Statement of Cash Flows

For the Year Ended December 31, 2012

(In thousands)

	New Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$-	$-	$73,635	$(69)	$-	$73,566

Cash flows from investing activities:
Capital expenditures	-	-	(11,612)	-	-	(11,612)
Payment for acquisition of station assets	-	-	-	(19,500)	-	(19,500)
Other, net	-	-	195	-	-	195
Net cash used in investing activities	-	-	(11,417)	(19,500)	-	(30,917)

Cash flows from financing activities:
Principal borrowings under Senior Credit Facility	-	-	65,000	-	-	65,000
Repayment of borrowings under Senior Credit Facility	-	-	(15,000)	-	-	(15,000)
Principal borrowings under WXXA Term Loan	-	-	-	22,000	-	22,000
Debt issuance costs	-	-	-	(842)	-	(842)
Redemption of common stock	-	-	(145,000)	-	-	(145,000)
Other, net	-	-	(122)	-	-	(122)
Net cash (used in) provided by financing activities	-	-	(95,122)	21,158	-	(73,964)

Net (decrease) increase in cash and cash equivalents	-	-	(32,904)	1,589	-	(31,315)
Cash and cash equivalents at beginning of year			55,559	-	-	55,559
Cash and cash equivalents at end of year	$-	$-	$22,655	$1,589	$-	$24,244

Quarterly Review

	First	Second	Third	Fourth
(Unaudited, in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
2014
Operating revenues	$143,918	$154,111	$160,224	$216,710
Operating income	19,254	22,037	35,181	38,632
Net income	5,439	6,892	13,849	30,340
Net income attributable to Media General	5,385	6,786	13,395	27,940
Earnings per share - basic	0.06	0.08	0.15	0.29
Earnings per share - diluted	0.06	0.08	0.15	0.29
2013
Operating revenues	$50,045	$55,782	$54,097	$109,988
Operating income	7,062	8,185	8,923	9,657
Net income (loss)	3,019	3,447	4,137	(6,249)
Net income (loss) attributable to Media General	3,114	3,706	4,477	(5,157)
Earnings (loss) per share - basic	0.07	0.08	0.09	(0.06)
Earnings (loss) per share - diluted	0.05	0.06	0.07	(0.06)

On December 19, 2014, the Company and LIN Media were combined under a business combination transaction. As a result of the LIN Merger, the Company became the parent public reporting company. Consequently, the consolidated financial results for the fiscal year 2014 of the Company include the results of LIN Media from December 19, 2014 through December 31, 2014.

On November 12, 2013, Legacy Media General and Young were combined in a tax-free, all-stock merger transaction. The merger was accounted for as a reverse acquisition. For financial reporting purposes only, Young is the acquirer and the continuing reporting entity, but has been renamed Media General, Inc. Consequently, the consolidated financial statements of Media General, Inc., the legal acquirer and the continuing public corporation in the transaction, include the operating results for only Young for periods prior to November 12, 2013.

Schedule I – Condensed Financial Information of the Registrant*

Media General, Inc.

Condensed Balance Sheet

(In thousands)

December 31, 2014
ASSETS
Cash and cash equivalents	$2,388
Advances to and investment in consolidated subsidiaries	1,496,760
Total assets	$1,499,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities	$-
Total liabilities	-

Stockholders' equity:
Preferred stock (no par value):
authorized 50,000,000 shares; none outstanding	-
Common stock (no par value):
Voting common stock, authorized 400,000,000 shares; issued 129,931,812	1,321,011
Non-voting common stock, authorized 400,000,000 shares; none outstanding	-
Accumulated other comprehensive loss	(36,445)
Retained earnings	214,582
Total stockholders' equity	1,499,148
Total liabilities and stockholders' equity	$1,499,148

* Media General, Inc. (formerly Mercury New Holdco, Inc.) was formed in 2014.

Media General, Inc.

Condensed Statement of Comprehensive Income

(in thousands)

Year Ended December 31, 2014
Net revenues	$-
Operating expenses	-
Operating income	-

Other income (expense):
Intercompany income and expenses	(3)
Total other income (expense), net	(3)

Loss before taxes and equity in income (loss) from operations of consolidated subsidiaries	(3)
(Benefit from) provision for income taxes	-
Net loss from continuing operations	(3)
Equity in income (loss) from operations of consolidated subsidiaries	53,509
Net income attributable to Media General	53,506

Other comprehensive loss, net of tax	(42,113)
Total comprehensive income attributable to Media General	$11,393

Net earnings per common share (basic)	$0.59
Net earnings per common share (diluted)	$0.58

Media General, Inc.

Condensed Statement of Cash Flows

Year Ended
(In thousands)	December 31,
2014
Cash flows from operating activities:
Net cash provided by operating activities	$250

Cash flows from investing activities:
Cash and cash equivalent acquired in merger transaction	2,138
Net cash provided by investing activities	2,138

Cash flows from financing activities	-
Net cash provided by financing activities	-

Net increase in cash and cash equivalents	2,388
Cash and cash equivalents at beginning of year	-
Cash and cash equivalents at end of year	$2,388

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In December 2014, Media General and LIN Media were combined in a business combination transaction. Management has excluded LIN Media’s operations from its evaluation as of December 31, 2014 because LIN Media was acquired on December 19, 2014. LIN Media’s assets represent $2.9 billion of total assets as of December 31, 2014, and $24.2 million of total revenues for the year ended December 31, 2014.

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

Reports on Internal Control Over Financial Reporting

The Company’s report on internal control over financial reporting as of December 31, 2014, and the independent registered public accounting firm’s report on internal control over financial reporting as of December 31, 2014, are included in Item 8 of this Form 10-K on pages 51-53.

Change in Internal Control Over Financial Reporting

The LIN Merger was completed in the latter half of December 2014 and represented a change in internal control over financial reporting. As part of the Company’s ongoing integration activities, the Company is in the process of standardizing financial reporting controls and procedures. The two companies maintained separate accounting systems throughout 2014, but are in the process of integrating both. The consolidated financial statements and other information presented in this Annual Report on Form 10-K were combined using information obtained from these separate accounting systems.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 23, 2015, with respect to directors, executive officers, Code of Business Conduct and Ethics, audit committee and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, except as to certain information regarding executive officers included in Part I of this Form 10-K.

Item 11. Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 23, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 23, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 23, 2015.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders on April 23, 2015.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1	Financial Statements	Page

	As listed in the Index in “Item 8 – Financial Statements and Supplementary Data.”	49

2	Financial Statement Schedules

	Schedule I	103

3	Exhibits

Index to Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of March 21, 2014, by and among Media General, Inc., Mercury New Holdco, Inc., Mercury Merger Sub 1, Inc., Mercury Merger Sub 2, LLC and LIN Media LLC, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed March 25, 2014.

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 20, 2014, by and among Media General, Inc., Mercury New Holdco, Inc., Mercury Merger Sub 1, Inc., Mercury Merger Sub 2, LLC and LIN Media LLC, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed August 20, 2014.

2.3	Agreement and Plan of Merger, by and among Media General, Inc., General Merger Sub 1, Inc., General Merger Sub 2, Inc., General Merger Sub 3, LLC, and New Young Broadcasting Holding Co., Inc., dated as of June 5, 2013, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed June 10, 2013.

3.1

Amended and Restated Articles of Incorporation of Media General, Inc. (formerly known as Mercury New Holdco, Inc.), dated as of December 18, 2014, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed December 23, 2014.

3.2

Amended and Restated Bylaws of Media General, Inc. (formerly known as Mercury New Holdco, Inc.), dated as of December 18, 2014, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed December 23, 2014.

3.3

Amendment to Amended and Restated Articles of Incorporation of Media General, Inc. (formerly known as Mercury New Holdco, Inc.), dated as of December 19, 2014, incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed December 23, 2014.

4.1

Indenture, dated November 5, 2014, among Media General Financing Sub, Inc. and The Bank of New York Mellon, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed November 5, 2014.

4.2	Form of 5.875% Senior Notes due 2022 (included as part of Exhibit 4.1 above).

4.3

Supplemental Indenture, dated as of December 19, 2014, among Media General, Inc. (formerly known as Mercury New Holdco, Inc.), the additional guarantors named therein, LIN Television Corporation and The Bank of New York Mellon, as Trustee, amending the Indenture, dated as of November 5, 2014, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed December 23, 2014.

4.4

Indenture, dated as of October 12, 2012, among LIN Television Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to LIN Television’s Form 8-K filed October 17, 2012.

4.5	Form of 6.375% Senior Notes due 2021 (included as part of Exhibit 4.4. above).

4.6

Supplemental Indenture, dated as of July 30, 2013, among LIN Media LLC, LIN Digital Media LLC, LIN Digital LLC, LIN Television Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of October 12, 2012, incorporated by reference to Exhibit 4.4 to LIN Media's Form 8-K filed July 31, 2013.

4.7

Supplemental Indenture, dated as of January 15, 2013, among LIN Mobile, LLC, LIN Television Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee amending the Indenture, dated as of October 12, 2012, incorporated by reference to Exhibit 4.5 to LIN Television's Form 10-K filed for the fiscal year ended December 31, 2012.

4.8

Supplemental Indenture, dated as of December 19, 2014, among Media General, Inc. (formerly known as Mercury New Holdco, Inc.), MGOC, Inc. (formerly known as Media General, Inc.), the additional guarantors named therein, LIN Television Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of October 12, 2012, incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed December 23, 2014.

4.9	Registration Rights Agreement among Media General, Inc. and New Young Broadcasting Holding Co., Inc., amended and restated as of June 5, 2013, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed June 10, 2013.

4.10

Registration Rights Agreement, dated as of November 5, 2014, among Media General Financing Sub, Inc. and RBC Capital Markets, LLC as representatives of the initial purchasers named therein, incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed November 5, 2014.

4.11

Registration Rights Agreement Joinder, dated as of December 19, 2014, among Media General, Inc. (formerly known as Mercury New Holdco, Inc.), the additional guarantors named therein, LIN Television Corporation and RBC Capital Markets, LLC, as representative of the initial purchasers named therein, with respect to the Registration Rights Agreement, dated as of November 5, 2014, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed December 23, 2014.

10.1

Addendum dated June 19, 1992, to Form of Option granted under the 1987 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the fiscal year ended December 27, 1992 (File number 001-06383).

10.2

Deferred Income Plan for Selected Key Executives of Media General, Inc., and form of Deferred Compensation Agreement thereunder dated as of December 1, 1984, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the fiscal year ended December 31, 1989 (File number 001-06383).

10.3

Media General, Inc., Management Performance Award Program, adopted November 16, 1990, and effective January 1, 1991, incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K for the fiscal year ended December 29, 1991 (File number 001-06383).

10.4

Media General, Inc., Deferred Compensation Plan, amended and restated as of January 1, 2012, incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the fiscal year ended December 25, 2011.

10.5	Amendment to form of Deferred Compensation Agreement dated as of December 1, 1984, incorporated by reference to Exhibit 10.05 to the Company’s Form 8-K filed February 6, 2008 (File number 001-06383).

10.6	Amendment to the Media General, Inc., ERISA Excess Benefit Plan dated May 31, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 28, 2009 (File number 001-06383).

10.7

Media General, Inc., ERISA Excess Benefit Plan, amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.06 to the Company’s Form 8-K filed on February 6, 2008 (File number 001-06383).

10.8

Media General, Inc., 1995 Long-Term Incentive Plan, amended and restated as of April 26, 2007, incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended December 30, 2007 (File number 001-06383).

10.9

Media General, Inc., 1996 Employee Non-Qualified Stock Option Plan, amended as of December 31, 2001, incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended December 26, 2004 (File number 001-06383).

10.10

Media General, Inc., 1997 Employee Restricted Stock Plan, amended as of December 31, 2001, incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended December 26, 2004 (File number 001-06383).

10.11

Media General, Inc., Directors’ Deferred Compensation Plan, amended and restated as of April 30, 2014, incorporated by reference to Exhibit 10 to the Company’s Form 10-Q for the quarterly period ended June 30, 2014.

10.12

Form of an executive life insurance bonus agreement between the Company and certain executive officers (who were participants on or before November 19, 2007), incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the fiscal year ended December 29, 2002 (File number 001-06383).

10.13

Media General, Inc., Executive Financial Planning and Income Tax Program, amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.08 to the Company’s Form 8-K filed February 6, 2008 (File number 001-06383).

10.14

Media General, Inc., Executive Supplemental Retirement Plan, amended and restated effective January 1, 2008, incorporated by reference to Exhibit 10.07 to the Company’s Form 8-K filed February 6, 2008 (File number 001-06383).

10.15

Amendment to the Media General Inc., Executive Supplemental Retirement Plan dated May 31, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 28, 2009 (File number 001-06383).

10.16

Amendment to the Media General Inc., Executive Supplemental Retirement Plan dated September 24, 2009, incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed September 28, 2009 (File number 001-06383).

10.17

Media General, Inc., Supplemental Profit Sharing Plan, effective as of January 1, 2007, incorporated by reference to Exhibit 10.02 to the Company’s Form 8-K filed February 6, 2008 (File number 001-06383).

10.18

Media General, Inc., Retirement Transition Planning Program, effective January 1, 2008, incorporated by reference to Exhibit 10.09 to the Company’s Form 8-K filed February 6, 2008 (File number 001-06383).

10.19

Form of an executive life insurance agreement between the Company and certain executive officers (who become participants subsequent to November 19, 2007), incorporated by reference to Exhibit 10.03 to the Company’s Form 8-K filed February 6, 2008 (File number 001-06383).

10.20	Media General, Inc., Supplemental 401(k) Plan, amended and restated effective July 1, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2014.

10.21	LIN Media LLC 1998 Stock Option Plan, as amended and restated effective as of July 30, 2013, incorporated by reference to Exhibit 99.2 to LIN Media’s Form S-8 filed July 31, 2013.

10.22	LIN Media LLC 2002 Stock Plan, as amended and restated effective as of July 30, 2013, incorporated by reference to Exhibit 99.3 to LIN Media’s Form S-8 filed July 31, 2013.

10.23	LIN Media LLC amended and restated 2002 Non-Employee Director Stock Plan, as amended and restated effective as of July 30, 2013, incorporated by reference to Exhibit 99.4 to LIN Media’s Form S-8 filed July 31, 2013.

10.24	Supplemental Benefit Retirement Plan of LIN Television Corporation and Subsidiary Companies, as amended and restated effective December 21, 2004, incorporated by reference to Exhibit 10.38 to LIN Television’s Form 10-K for the fiscal year ended December 31, 2004 (File number 001-06383).

10.25	Second Amendment to the Supplemental Benefit Retirement Plan of LIN Television Corporation and Subsidiary Companies, dated as of December 23, 2008, incorporated by reference to Exhibit 10.8 to LIN Television’s Form 10-K for the fiscal year ended December 31, 2008 (File number 001-06383).

10.26	LIN Television Corporation Supplemental Income Deferral Plan effective July 1, 2010, incorporated by reference to Exhibit 10.7 to LIN Television’s Form 10-Q for the quarterly period ended June 30, 2010.

10.27	Form of Employee Grant Option Agreement, incorporated by reference to Exhibit 10.19 to LIN Television’s Form 10-K for the fiscal year ended December 31, 2006 (File number 001-06383).

10.28	Form of Non-Employee Director Grant Option Agreement, incorporated by reference to Exhibit 10.23 to LIN Television’s Form 10-K for the fiscal year ended December 31, 2006 (File number 001-06383).

10.29	Form of a Non-Qualified Stock Option Letter Agreement, incorporated by reference to Exhibit 10.6 to LIN Television’s Form 8-K filed July 6, 2005 (File number 001-06383).

10.30	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 to LIN Television’s Form 8-K filed August 16, 2005 (File number 001-06383).

10.31	Clarification of the Supplemental Benefit Retirement Plan of LIN Television Corporation and Subsidiary Companies, dated October 29, 2009, incorporated by reference to Exhibit 10.7 to LIN Television’s Form 10-Q filed for the quarterly period ended June 30, 2007 (File number 001-06383).

10.32

Separation Agreement, dated as of December 18, 2014, by and between Media General, Inc. and George L. Mahoney, incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed December 23, 2014.

10.33	Separation Agreement, dated December 12, 2014, by and between Media General, Inc. and John R. Cottingham.

10.34	Separation Agreement, dated December 31, 2014, by and between Media General, Inc. and James R. Conschafter.

10.35	Employment Agreement, dated as of June 5, 2013, by and between Media General Inc. and James F. Woodward, as Senior Vice President, Chief Financial Officer, incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed June 10, 2013.

10.36	Employment Agreement, dated as of June 5, 2013, by and between Media General, Inc. and Deborah A. McDermott, as Senior Vice President, Broadcast Markets, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended December 31, 2013.

10.36.1

Amendment to Employment Agreement by and between Media General, Inc. and Deborah A. McDermott, as Senior Vice President, Broadcast Markets, incorporated by reference to Exhibit 10.25.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2013.

10.37	Employment Agreement, dated as of March 21, 2014, by and among Mercury New Holdco, Inc., LIN Media LLC, LIN Television Corporation and Vincent L. Sadusky, incorporated by reference to Exhibit 10.4 to Mercury New Holdco, Inc.’s Form S-4 filed May 9, 2014.

10.38	Amended and Restated Employment Agreement, dated as of September 27, 2013, by and among LIN Media LLC, LIN Television Corporation and Robert Richter, incorporated by reference to Exhibit 10.3 to LIN Television’s Form 8-K filed September 27, 2013.

10.39	Employment Agreement dated as of June 5, 2013, by and between Media General Inc. and Andrew C. Carrington, as Vice President, General Counsel and Secretary.

10.40	Standstill and Lock-up Agreement, entered into as of June 5, 2013, by and among Media General, Inc., the Company, and Standard General Fund, LP and Standard General Communications, LLC, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed June 10, 2013.

10.41

Credit Agreement, dated as of July 31, 2013 among Media General Inc., as the Borrower, Royal Bank of Canada, as Administrative Agent, Collateral Agent, Swing Line Lender, and L/C Issuer, JPMorgan Chase Bank, N.A and Wells Fargo Bank, N.A. as Co-Syndication Agents, SunTrust Bank and U.S. Bank N.A. as Co-Documentation Agents, and other lenders party hereto, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 5, 2013.

10.42	Amendment No. 1 to Credit Agreement, dated as of April 15, 2014, among Media General, Inc., as the Borrower, Royal Bank of Canada, as Administrative Agent and a Lender and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 18, 2014.

10.43	Amendment No. 2 to Credit Agreement, dated as of October 28, 2014, among Media General, Inc., as the Borrower, Royal Bank of Canada, as Administrative Agent, each Loan Party thereto and each Term B-1 Lender party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 3, 2014.

10.44	Amendment No. 3 to Credit Agreement, dated as of November 7, 2014, among Media General, Inc., Royal Bank of Canada, as Administrative Agent, each Loan Party thereto and each Term B-1 Lender party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 14, 2014.

10.45	Incremental Facility Amendment No. 1 to Credit Agreement, dated as of August 29, 2014, among Media General, Inc, as the Borrower, each Loan Party thereto, Royal Bank of Canada, as Administrative Agent and the lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 4, 2014.

10.46	Incremental Facility Amendment No. 2 to Credit Agreement, dated as of December 19, 2014, among MGOC, Inc. (f/k/a Media General, Inc.) and LIN Television Corporation, as co-borrowers, each Loan Party thereto, the Royal Bank of Canada, as administrative agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 22, 2014.

10.47

Credit Agreement, dated July 31, 2013 among Shield Media LLC, Shield Media Lansing LLC, as the Holding Companies, WXXA-TV LLC and WLAJ-TV LLC as the Borrowers, and the Company and Royal Bank of Canada, as Administrative Agent and Collateral Agent and Lender and other lenders part hereto, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed August 5, 2013.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21	List of subsidiaries of the registrant.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Section 302 Chief Executive Officer Certification.

31.2	Section 302 Chief Financial Officer Certification.

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification.

101	The following financial information from the Media General, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL includes: (i) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (ii) Consolidated Balance Sheets at December 31, 2014, and 2013 (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.

Note:     Exhibits 10.1-10.40 are management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA GENERAL, INC.

Date: March 2, 2015	/s/ Vincent L. Sadusky
Vincent L. Sadusky, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Stewart Bryan III	Chairman	March 2, 2015
J. Stewart Bryan III

/s/ Vincent L. Sadusky	Director, President and Chief Executive Officer	March 2, 2015
Vincent L. Sadusky

/s/ James F. Woodward	Senior Vice President,	March 2, 2015
James F. Woodward	Chief Financial Officer

/s/ Timothy J. Mulvaney	Controller and	March 2, 2015
Timothy J. Mulvaney	Chief Accounting Officer

/s/ Diana F. Cantor	Director	March 2, 2015
Diana F. Cantor

/s/ Royal W. Carson III	Director	March 2, 2015
Royal W. Carson III

/s/ H.C. Charles Diao	Director	March 2, 2015
H.C. Charles Diao

/s/ Dennis J. FitzSimons	Director	March 2, 2015
Dennis J. FitzSimons

/s/ Soohyung Kim	Director	March 2, 2015
Soohyung Kim

/s/ Douglas W. McCormick	Director	March 2, 2015
Douglas W. McCormick

/s/ John R. Muse	Director	March 2, 2015
John R. Muse

/s/ Wyndham Robertson	Director	March 2, 2015
Wyndham Robertson

/s/ Thomas J. Sullivan	Director	March 2, 2015
Thomas J. Sullivan