Form 10-Q
period 2015-03-31
MEDIA GENERAL INC
filed 2015-05-08
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Larger accelerated filer X	Accelerated filer
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                    No          X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 8, 2015.

Voting Common shares (no par value):          130,399,285

MEDIA GENERAL, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2015

		Page
Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets – March 31, 2015 and December 31, 2014	1

	Consolidated Condensed Statements of Comprehensive Income – Three months ended March 31, 2015 and March 31, 2014	3

	Consolidated Condensed Statements of Cash Flows – Three months ended March 31, 2015 and March 31, 2014	4

	Notes to Consolidated Condensed Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	29

Item 4.	Controls and Procedures	29

Part II.	Other Information

Item 6.	Exhibits	30

	(a) Exhibits	31

Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Media General, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited, in thousands, except shares)

ASSETS
	March 31,	December 31,
	2015	2014
Current assets:
Cash and cash equivalents	$58,311	$43,920
Restricted cash at qualified intermediary	119,903	119,903
Trade accounts receivable (less allowance for doubtful accounts 2015 - $4,987; 2014 - $5,475)	234,577	265,169
Current deferred tax asset	52,169	55,754
Prepaid expenses and other current assets	39,157	39,798
Total current assets	504,117	524,544

Property and equipment, net	489,262	499,878
Other assets, net	75,403	79,000
Definite lived intangible assets, net	934,268	956,100
Broadcast licenses	1,097,100	1,097,100
Goodwill	1,595,726	1,595,726
Total assets (a)	$4,695,876	$4,752,348

See accompanying notes.

(a) Consolidated assets as of March 31, 2015 and December 31, 2014, include total assets of variable interest entities (VIEs) of $154 million and $155 million, respectively, which can only be used to settle the obligations of the VIEs. See Note 1.

Media General, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited, in thousands except shares)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	December 31,
	2015	2014
Current liabilities:
Trade accounts payable	$27,516	$36,359
Accrued salaries and wages	20,997	36,634
Other accrued expenses and other current liabilities	122,471	102,692
Current installments of long-term debt	3,555	11,781
Current installments of obligation under capital leases	833	815
Total current liabilities	175,372	188,281

Long-term debt	2,372,800	2,400,162
Deferred tax liability and other long-term tax liabilities	357,905	364,844
Long-term capital lease obligations	14,650	14,869
Retirement and postretirement plans	206,530	211,264
Other liabilities	34,848	38,026
Total liabilities (b)	3,162,105	3,217,446

Commitments and contingencies

Noncontrolling interests	37,958	34,481

Stockholders' equity:
Preferred stock (no par value): authorized 50,000,000 shares; none outstanding	-	-
Common stock (no par value):
Voting common stock, authorized 400,000,000 shares; issued 2015 - 130,325,543 and 2014 - 129,931,812	1,325,695	1,322,284
Accumulated other comprehensive loss	(36,445)	(36,445)
Retained earnings	206,563	214,582
Total stockholders' equity	1,495,813	1,500,421
Total liabilities, noncontrolling interests and stockholders' equity	$4,695,876	$4,752,348

See accompanying notes.

(b) Consolidated liabilities as of March 31, 2015, and December 31, 2014, include total liabilities of VIEs of $38.3 million and $42.5 million, respectively, for which the creditors of the VIEs have no recourse to the Company. See Note 1.

Media General, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2015	2014

Net operating revenue	$296,734	$143,918
Operating costs:
Operating expenses, excluding depreciation expense	125,876	50,615
Selling, general and administrative expenses	80,470	42,332
Amortization of program license rights	11,758	4,963
Corporate and other expenses	12,651	6,578
Depreciation and amortization	40,283	16,195
Gain related to property and equipment, net	(228)	(771)
Merger-related expenses and restructuring expenses	5,277	4,752
Total operating costs	276,087	124,664
Operating income	20,647	19,254
Other income (expense):
Interest expense	(31,023)	(9,990)
Debt modification and extinguishment costs	(613)	(98)
Other, net	3,290	(85)
Total other expense	(28,346)	(10,173)

Income (loss) before income taxes	(7,699)	9,081
Income tax benefit (expense)	3,157	(3,642)
Net income (loss)	(4,542)	5,439

Net income attributable to noncontrolling interests (included above)	2,891	54
Net income (loss) attributable to Media General	$(7,433)	$5,385

Other comprehensive income	-	-
Total comprehensive income (loss)	(4,542)	5,439

Other comprehensive income attributable to noncontrolling interest	-	-
Total comprehensive income (loss) attributable to Media General	$(7,433)	$5,385

Earnings (loss) per common share (basic and diluted):

Net earnings (loss) per common share (basic)	$(0.06)	$0.06
Net earnings (loss) per common share (assuming dilution)	$(0.06)	$0.06

See accompanying notes.

Media General, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(4,542)	$5,439
Adjustments to reconcile net income (loss):
Deferred income tax (benefit) expense	(3,357)	3,556
Depreciation and amortization	40,283	16,195
Amortization of program license rights	11,758	4,963
Non-cash interest expense	308	124
Gain on disposal of property and equipment, net	(228)	(771)
Gain on relocation of spectrum	(3,120)	-
Stock-based compensation	3,010	(642)
Debt modification and extinguishment costs	613	98
Change in assets and liabilities:
Program license rights, net of liabilities	(10,867)	(5,106)
Trade accounts receivable	31,080	1,716
Company owned life insurance (cash surrender value less policy loans including repayments)	(519)	(1,821)
Trade accounts payable, accrued expenses and other liabilities	(3,932)	4,485
Contributions to retirement plans	(1,250)	(46,422)
Other, net	(2,818)	(3,350)
Net cash provided (used) by operating activities	56,419	(21,536)
Cash flows from investing activities:
Capital expenditures	(7,209)	(2,510)
Collateral refunds related to letters of credit	-	980
Proceeds from the sale of PP&E	262	973
Proceeds from spectrum sale	620	-
Other, net	(5)	-
Net cash used by investing activities	(6,332)	(557)
Cash flows from financing activities:
Repayment of borrowings under Media General Credit Agreement	(35,000)	(35,000)
Repayment of borrowings under Shield Media Credit Agreement	(600)	(600)
Repayment of other borrowings	(290)	-
Other, net	194	330
Net cash used by financing activities	(35,696)	(35,270)
Net increase (decrease) in cash and cash equivalents	14,391	(57,363)
Cash and cash equivalents at beginning of period	43,920	71,618
Cash and cash equivalents at end of period	$58,311	$14,255

Cash paid for interest	$29,444	$11,422

See accompanying notes.

MEDIA GENERAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included.

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

References to Media General, we, us, or the Company in this Item 1 that include any period at and before the effectiveness of the LIN Merger shall be deemed to refer to Old Media General as the predecessor registrant to New Media General.

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries and certain variable interest entities (“VIE”) for which the Company is considered to be the primary beneficiary. Significant intercompany accounts and transactions have been eliminated in consolidation. In determining whether the Company is the primary beneficiary of a VIE for financial reporting purposes, the Company considers whether it has the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether it has the obligation to absorb losses or the right to receive returns that would be significant to the VIE.  Assets of consolidated VIE’s can only be used to settle the obligations of that VIE.  As discussed in Note 4, the Company consolidates the results of WXXA, WLAJ, WBDT, WYTV, KTKA, KWBQ, KRWB, and KASY pursuant to the VIE accounting guidance. All the liabilities are non-recourse to the Company, except for the debt, which the Company guarantees. The Company is also the primary beneficiary of the VIE that holds the Supplemental 401(k) Plan’s investments and consolidates the plan accordingly.

The Company guarantees all of LIN Television's debt and the debt of its consolidated VIEs. LIN Television guarantees all of the debt of its restricted wholly owned subsidiaries and the debt of its consolidated VIEs. All of the consolidated wholly owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television's 5.875% Senior Notes due 2022 (the “2022 Notes”) and the 6.375% Senior Notes due 2021 (the "2021 Notes") on a joint-and-several basis, subject to customary release provisions.

Certain prior year balances in Notes 2, 3, 4 and 12 have been reclassified to conform to the presentation adopted in the current fiscal year.

Note 2: Mergers, Acquisitions and Dispositions

LIN Merger

As described in Note 1, Old Media General and LIN were combined under New Media General, a newly formed holding company, that was renamed Media General. This combination increased the scale of the combined entity enabling the company to continue to participate in industry consolidation. In connection with the LIN Merger the Company issued a total of approximately 41,239,715 shares of voting common stock and paid approximately $763 million in cash to the former LIN Media shareholders. The total purchase price of the LIN Merger was approximately $2.4 billion. The LIN Merger was financed using proceeds from the Company and LIN Television’s borrowings under the Credit Agreement, as more fully described in Note 5.

As part of the LIN Merger, the Company sold WJAR-TV in Providence, RI, WLUK-TV and WCWF-TV in Green Bay-Appleton, WI, WTGS-TV in Savannah, GA, WVTM-TV in Birmingham, AL, WJCL-TV in Savannah, GA and WALA-TV in Mobile, AL for approximately $360 million and purchased KXRM-TV and KXTU-LD in Colorado Springs, CO and WTTA-TV in Tampa, FL for approximately $93 million. At March 31, 2015, the Company had restricted cash in the amount of approximately $120 million in a qualified intermediary (a consolidated entity) relating to the sale of WJAR-TV. The assets included in the stations sold included goodwill of approximately $84 million.

Following the LIN Merger and the divestitures and acquisitions discussed above, the Company now owns or operates 71 stations across 48 markets. The Company also has a digital media portfolio comprised of six digital offerings: LIN Digital, LIN Mobile, Federated Media, Dedicated Media, HYFN, and BiteSize TV.

The LIN Merger closed during December 2014. The initial allocated fair value of the acquired assets and assumed liabilities of LIN (including the acquisitions of the stations in Colorado Springs and Tampa discussed above) was adjusted during the three-months ended March 31, 2015 based on information that became available to management subsequent to the acquisition date. Additionally, the fair value of the consideration paid related to the LIN merger increased by $1.2 million. The initial allocated fair value, including adjustments during the three-months ended March 31, 2015, is presented below:

	Initial Allocation of Fair Value
	March 31,		December 31,
(In thousands)	2015	Adjustments	2014
Current assets acquired	$218,516	$-	$218,516
Property and equipment	284,623	4,499	280,124
Other assets acquired	12,812	-	12,812
FCC broadcast licenses	588,042	(26,900)	614,942
Definite lived intangible assets	786,505	46,440	740,065
Goodwill	1,118,205	(14,333)	1,132,538
Deferred income tax liabilities recorded in conjunction with the acquisition	(339,090)	(8,443)	(330,647)
Current liabilities assumed	(111,517)	-	(111,517)
Other liabilities assumed	(79,267)	(82)	(79,185)
Total	$2,478,829		$2,477,648

Current assets acquired included cash and cash equivalents of $26 million and trade accounts receivable of $166 million.

The amount allocated to definite-lived intangible assets represents the estimated fair values of network affiliations of $497 million, advertiser and publisher relationships of $220 million, $37 million of Local Marketing Agreements (LMA), $16 million of technology and trade names and favorable lease assets of $17 million. These intangible assets will be amortized over their weighted-average estimated remaining useful lives of 15 years for network affiliations, 5-7 years for the advertiser relationships, 20 years for LMA agreements, 5 years for technology and trade names and 10 years for favorable lease assets. Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.

None of the goodwill recognized in connection with the LIN Merger is expected to be tax deductible.

The initial allocation presented above is based upon management’s preliminary estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Network affiliations and advertiser relationships were valued primarily using an excess earnings income approach. The broadcast licenses represent the estimated fair value of the FCC license using a “Greenfield” income approach. Under this approach, the broadcast license is valued by analyzing the estimated after-tax discounted future cash flows of an average market participant. Property and equipment was primarily valued using a cost approach. Acquired program license rights will be amortized to operating expense over the estimated broadcast period in an amount equal to the relative benefit that is expected to be derived from the airing of the program, or on a straight line basis over the life of the program where the expected useful life is one year or less.

The Company incurred $2.7 million of legal, accounting and other professional fees and expenses in the three months ended March 31, 2015, related to the merger with LIN.

Note 3: Segment Information

During the first quarter of 2015, as a result of the LIN Merger discussed in Note 2, the Company began assessing and internally reporting financial information for the broadcast business and the digital business separately. As a result, we now have two reportable operating segments, “Broadcast” and “Digital” that are disclosed separately from our corporate activities. The Broadcast segment includes 71 television stations that are either owned, operated or serviced by the Company in 48 U.S. markets, all of which are engaged principally in the sale of television advertising. The Digital segment includes the operating results of the digital companies (LIN Digital, LIN Mobile, HYFN, Dedicated Media, BiteSize TV, and Federated Media) as well as the business operations related to the television station companion websites. Unallocated corporate expenses primarily include costs to operate as a public company and to operate corporate locations.

The Company identifies operating segments based on how the chief operating decision maker (“CODM”) allocates resources, assesses performance and makes decisions. The CODM is the President, and Chief Executive Officer. The CODM evaluates performance and allocates resources based on operating income or loss for the Broadcast and Digital segments, excluding non-segment expenses.

	Three months
	Ended March 31,
(in thousands)	2015	2014
Revenues
Broadcast	$266,484	$138,994
Digital	30,250	4,924
Revenues	$296,734	$143,918

	Three months
	Ended March 31,
(in thousands)	2015	2014
Operating income
Broadcast	$80,821	$45,970
Digital	(2,191)	38
Segment operating income	78,630	46,008
Corporate and other expenses	(12,651)	(6,578)
Depreciation and amortization	(40,283)	(16,195)
Gain related to property and equipment, net	228	771
Merger-related expenses and restructuring expenses	(5,277)	(4,752)
Operating income	$20,647	$19,254

(in thousands)	March 31, 2015	December 31, 2014
Assets
Broadcast	$4,007,010	$4,063,997
Digital	354,402	370,603
Segment assets	4,361,412	4,434,600
Corporate	334,464	317,748
Total assets	$4,695,876	$4,752,348

Note 4: Variable Interest Entities

Shield Media Entities

Shield Media LLC and Shield Media Lansing LLC, through their respective subsidiaries, WXXA-TV LLC (“WXXA”) and WLAJ-TV LLC (“WLAJ”), have Joint Sales Agreements (“JSA”) and Shared Service Agreements (“SSA”) in place with the Company. Under these agreements the Company provides a variety of operational and administrative services for WXXA and WLAJ (the “Shield Stations”). In return, the Company is paid a JSA fee from the ad sales collected and is also paid an SSA fee for providing the operational services. If, in a given period, expenses incurred by WXXA and/or WLAJ exceed their revenue share and the Shield Stations are not in a position to pay the Company the JSA and/or SSA fees, the Company would be at a loss for the services provided. Under the JSA/SSA agreements, if at any time the Shield Stations default of its loan, the Company, as the guarantor of the Shield Station loans, would be the responsible party. Additionally, the Company has options to acquire the Shield Stations at any time, subject to FCC consent, until the expiration of the applicable JSA. The company determined that the Shield stations are VIEs and as a result of the JSAs and/or SSAs, it has a variable interest in these entities.

Other JSA and SSA Entities

Beginning in December 2014, the Company has a JSA and an SSA with WBDT Television, LLC (“WBDT”), a third party licensee for WBDT-TV in the Dayton, OH market. It also has JSAs and SSAs with affiliates of Vaughan Acquisition LLC (“Vaughan”), a third party licensee for WYTV-TV in the Youngstown, OH market and KTKA-TV in the Topeka, KS market and SSAs with KASY-TV Licensee, LLC (“KASY”), a third-party licensee, for KWBQ-TV in the Santa Fe, NM market, KRWB-TV in the Roswell, NM market and KASY-TV in the Albuquerque, NM market. Under these agreements, the Company provides administrative services to these stations, has an obligation to reimburse certain of the stations' expenses, and is compensated through a performance-based fee structure that provides the Company the benefit of certain returns from the operation of these stations. The company determined that WBDT, Vaughan and KASY are VIEs and as a result of the JSAs and/or SSAs, it has a variable interest in these entities.

The Company is the primary beneficiary of the Shield Stations and other JSA and SSA entities described above and therefore, the financial results and financial position of these entities have been consolidated by the Company in accordance with the VIE accounting guidance.

The carrying amounts and classification of the assets and liabilities of the Shield Stations and the other JSA and SSA entities described above, which have been included in the consolidated balance sheets as of March 31, 2015, and December 31, 2014, were as follows:

	March 31,	December 31,
(In thousands)	2015	2014
Assets
Current assets
Cash and cash equivalents	$6,175	$3,846
Trade accounts receivable (less allowance for doubtful accounts 2015 - $149; 2014 - $99)	7,983	10,336
Prepaid expenses and other current assets	1,347	1,156
Total current assets	15,505	15,338
Property and equipment, net	5,245	5,402
Other assets, net	1,622	2,011
Definite lived intangible assets, net	34,201	34,885
Broadcast licenses	71,300	71,300
Goodwill	26,097	26,097
Total assets	$153,970	$155,033
Liabilities
Current liabilities
Trade accounts payable	$181	$56
Other accrued expenses and other current liabilities	3,379	6,839
Current installments of long-term debt	3,562	3,562
Total current liabilities	7,122	10,457
Long-term debt	27,259	28,150
Other liabilities	3,924	3,914
Total liabilities	$38,305	$42,521

The assets of the Company’s consolidated VIEs can only be used to settle the obligations of the VIEs and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. At March 31, 2015, the Company has an option that it may exercise if the FCC attribution rules change. The option would allow the Company to acquire the assets or member’s interest of the VIE entities for a nominal exercise price, which is significantly less than the carrying value of their tangible and intangible net assets. The options are carried at zero on the Company’s consolidated balance sheet, as any value attributable to the options is eliminated in the consolidation of the VIEs. In an order adopted in March 2014, the FCC concluded that JSAs should be “attributable” for purposes of the media ownership rules if they permit a television licensee to sell more than 15% of the commercial inventory of a television station owned by a third party in the same market. Stations with JSAs that would put them in violation of the new rules will have until June 19, 2016 (subsequently extended to December 19, 2016) to amend or terminate those arrangements, unless they are able to obtain a waiver of such rules. Accordingly, absent further developments, or the grant of waivers, the Company will be required to modify or terminate its existing JSAs no later than December 19, 2016.

Note 5: Debt and Other Financial Instruments

Long-term debt at March 31, 2015, and December 31, 2014, was as follows:

(In thousands)	2015	2014

Media General Credit Agreement	$1,666,000	$1,701,000
2022 Notes	400,000	400,000
2021 Notes	290,000	290,000
Shield Media Credit Agreement	29,000	29,600
Other borrowings	1,815	2,111
Total debt	2,386,815	2,422,711

Less: net unamortized discount	(10,460)	(10,768)
Less: scheduled current maturities	(3,555)	(11,781)

Long-term debt excluding current maturities	$2,372,800	$2,400,162

Media General Credit Agreement

In July 2013, the Company entered into a credit agreement with a syndicate of lenders to provide the Company an $885 million term loan and a $60 million revolving credit facility (the “Original Credit Agreement”, as supplemented and amended to date, the “Credit Agreement”). In 2014, the Company obtained additional incremental term loans (i) of $75 million under Incremental Facility Amendment No. 1 to the Original Credit Agreement to facilitate the acquisition of the WHTM station in Harrisburg, Pennsylvania and (ii) of $825 million (a portion of which was borrowed by LIN Television as co-borrower) under Incremental Facility Amendment No. 2 to the Credit Agreement to repay certain debt, and pay merger costs related to the LIN Merger. The term loan under the Credit Agreement matures in July 2020 and bears interest at LIBOR (with a LIBOR floor of 1%) plus a margin of 3.25%.

The Company repaid $35 million of principal on the term loan in the first quarters of both 2015 and 2014. The early repayments of debt resulted in debt modification and extinguishment costs of $0.6 million and $0.1 million during the quarter ended March 31, 2015 and 2014, respectively, due to the accelerated recognition of deferred debt-related items. As of March 31, 2015, there was $1,666 million outstanding under the Credit Agreement.

The Original Credit Agreement also included a $60 million revolving credit facility, and during 2014 the Company obtained additional revolving credit commitments of $90 million under Incremental Facility Amendment No. 2 to the Credit Agreement (the resulting $150 million revolving credit facility, the “Revolving Credit Facility”). The Revolving Credit Facility matures in October 2019, bears an interest rate of LIBOR plus a margin of 2.75% and is subject to a 0.5% commitment fee per annum with respect to the undrawn portion of the facility.

Shield Media Credit Agreement

Shield Media LLC (and its subsidiary WXXA) and Shield Media Lansing LLC (and its subsidiary WLAJ) (collectively, “Shield Media”), companies that control subsidiaries with which the Company has joint sales and shared services arrangements for two stations as described in Note 4, entered into a new credit agreement with a syndicate of lenders, dated July 31, 2013. The term loans outstanding under this agreement mature in July 2018 and bear interest at LIBOR plus a margin of 3.25%. The Shield Media term loans are guaranteed by the Company and are secured by liens on substantially all of the assets of the Company, on a pari passu basis with the Credit Agreement. The Company repaid $0.6 million of principal on the term loan in the first quarters of both 2015 and 2014.

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

Fair Value

The following table includes information about the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2015, and December 31, 2014:

	March 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets:
Investments
Trading securities	$484	$484	$449	$449
Liabilities:
Long-term debt:
Media General Credit Agreement	1,656,059	1,674,330	1,690,753	1,686,000
2022 Notes	398,080	409,000	398,038	397,000
2021 Notes	291,401	300,388	291,442	289,000
Shield Media Credit Agreement	29,000	29,000	29,600	29,600
Other borrowings	1,815	1,815	2,111	2,111

Trading securities held by the Supplemental 401(k) Plan are carried at fair value and are determined by reference to quoted market prices.

The fair value of the Media General Credit Agreement and the 2022 Notes was determined by reference to the most recent trading prices as of December 31, 2014. At March 31, 2015 the fair value was determined using a discounted cash flow analysis and an estimate of the current borrowing rate as recent trade data was not available.

The fair value of the 2021 Notes was determined by reference to the most recent trading prices.

The fair value of the Shield Media Credit Agreement and Other borrowings were determined using a discounted cash flow analysis and an estimate of the current borrowing rate.

Under the fair value hierarchy, the Company’s trading securities fall under Level 1 (quoted prices in active markets), the 2021 Notes fall under Level 2 (other observable inputs) and the Media General Credit Agreement, 2022 Notes, Shield Media Credit Agreement and the Other Borrowings fall under Level 3 (unobservable inputs).

Note 6: Taxes on Income

The effective tax rate was 41% in the first quarter of 2015 compared to 40.1% in the same quarter of 2014. The relatively high rate in both periods was due primarily to merger-related expenses, a portion of which will not be deductible for tax purposes. The tax benefit in 2015 and expense in 2014 were largely non-cash due to the Company’s significant net operating loss carryover for tax purposes. Current tax expense was approximately $0.2 million and $0.1 million for the three months ended March 31, 2015, and 2014, respectively, and was attributable to state income taxes.

Note 7: Earnings Per Share

The following table sets forth the computation of basic and diluted income per share for the three months ended March 31, 2015, and 2014

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(In thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income (loss) attributable to Media General	$(7,433)			$5,385

Undistributed earnings attributable to participating securities	-			(41)

Basic EPS
Income (loss) attributable to common stockholders	$(7,433)	129,384	$(0.06)	$5,344	88,324	$0.06

Effect of dilutive securities:
stock options and warrants		-			407

Diluted EPS
Income (loss) attributable to common stockholders	$(7,433)	129,384	$(0.06)	$5,344	88,731	$0.06

We have excluded 1.1 million common shares issuable for share options and restricted shares from the calculation of diluted earnings per share for the three months ended March 31, 2015 because the net loss causes these outstanding shares to be anti-dilutive.

Note 8: Retirement and Postretirement Plans

 The Company has a funded, qualified non-contributory defined benefit retirement plan which covers substantially all Legacy Media General employees hired before 2007 and IBEW Local 45 employees of KRON-TV with benefits which vested prior to 2006, as well as a non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage available to certain executives. These retirement plans are frozen.

  In conjunction with the LIN Merger, the Company assumed liability for an additional defined benefit retirement plan as well as a supplemental retirement plan. Both plans are frozen. The Company is required to make contributions to the supplemental retirement plan for the then eligible employees and certain other employees based on 5% of each participant’s eligible compensation.

  The Company also has a retiree medical savings account plan which reimburses eligible employees who retire for certain medical expenses. In addition, the Company has an unfunded plan that provides certain health and life insurance benefits to retired employees who were hired prior to 1992.

  The following table provides the components of net periodic benefit cost (income) for the Company’s benefit plans for the first three months of 2015 and 2014:

	Three Months Ended
	Pension Benefits		Other Benefits
	March 31,	March 31,	March 31,	March 31,
(In thousands)	2015	2014	2015	2014
Service cost	$-	$42	$10	$22
Interest cost	7,400	5,506	110	261
Expected return on plan assets	(9,981)	(6,671)	-	-
Amortization of net loss	258	-	-	-
Net periodic benefit cost (income)	$(2,323)	$(1,123)	$120	$283

Note 9: Stockholders’ Equity

The following table shows the components of the Company’s stockholders’ equity as of and for the three months ended March 31, 2015:

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Stockholders'
(In thousands)	Voting	Non-Voting	Income	Earnings	Equity
Balance at December 31, 2014	$1,322,284	$-	$(36,445)	$214,582	$1,500,421
Net loss attributable to Media General	-	-	-	(7,433)	(7,433)
Exercise of stock options	1,035	-	-	-	1,035
Stock-based compensation	3,009	-	-	-	3,009
Revaluation of redeemable noncontrolling interest	-	-	-	(586)	(586)
Other	(633)	-		-	(633)
Balance at March 31, 2015	$1,325,695	$-	$(36,445)	$206,563	$1,495,813

The following table shows the components of the Company’s stockholders’ equity as of and for the three months ended March 31, 2014:

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Stockholders'
(In thousands)	Voting	Non-Voting	Loss	Earnings	Equity
Balance at December 31, 2013	$557,754	$12,483	$5,668	$161,076	$736,981
Net income attributable to Media General	-	-	-	5,385	5,385
Exercise of stock options	394	-	-	-	394
Stock-based compensation	584	-	-	-	584
Other	(19)	-	-	-	(19)
Balance at March 31, 2014	$558,713	$12,483	$5,668	$166,461	$743,325

Note 10: Other

In March 2015, the Company received approximately $2.5 million in settlement proceeds as a party to an industry-wide lawsuit alleging overcharges by an intellectual property licensing agency. The settlement proceeds were recorded as a reduction to Operating expenses, excluding depreciation expense in the Company’s Consolidated Condensed Statements of Comprehensive income. The Company also recorded $3.1 million of non-operating income related to the relocation of broadcast channels in our Lansing, Michigan and Austin, Texas markets to a telecommunications company.

Note 11: Subsequent Events

In April 2015, the Company acquired the remaining shares of Dedicated Media, Inc. for a purchase price of approximately $11 million. Prior to the transaction, the Company held 60% of the outstanding shares of Dedicated Media, Inc. For the three months ended March 31, 2015, Dedicated Media, Inc. was consolidated in the Company’s financial results and financial position. Dedicated Media, Inc. is a California-based company whose primary business is providing direct response marketing services to its customers.

On or about May 8, 2015, the Company expects to enter into an Amendment No. 5 to the Credit Agreement (“Amendment No. 5”), with Royal Bank of Canada, as administrative agent, and the other lenders and parties thereto. The Company’s existing senior secured credit facility will be amended to permit usage of the $100 million ‘Available Amount’ starter basket for restricted payments (including share repurchases) without regard to any leverage test, and the 5.00x total net leverage test for usage of other ‘Available Amount’ baskets will be changed to a 3.50x senior secured net leverage test.

Note 12: Guarantor Financial Information

LIN Television, a 100% owned subsidiary of New Media General, is the primary obligor of the 2021 Notes. New Media General fully and unconditionally guarantees all of LIN Television’s obligations under the 2021 Notes on a joint and several basis. Additionally, all of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s obligations under the 2021 Senior Notes on a joint and several basis. There are certain limitations in the ability of the subsidiaries to pay dividends to New Media General. The following financial information presents condensed consolidating balance sheets, statements of operations, and statements of cash flows for New Media General, LIN Television (as the issuer), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries, together with certain eliminations.

Media General, Inc.

Condensed Consolidating Balance Sheet

March 31, 2015

(in thousands)

	New Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$-	$27,816	$24,042	$6,453	$-	$58,311
Trade accounts receivable, net	-	65,866	156,547	12,164	-	234,577
Restricted cash at qualified intermediary	-	-	119,903	-	-	119,903
Current deferred tax asset	-	-	52,129	40	-	52,169
Prepaid expenses and other current assets	-	15,258	17,416	6,483	-	39,157
Total current assets	-	108,940	370,037	25,140	-	504,117
Property and equipment, net	-	175,402	308,177	5,683	-	489,262
Other assets, net	-	7,610	65,674	2,119	-	75,403
Definite lived intangible assets, net	-	393,299	495,913	45,056	-	934,268
Broadcast licenses	-	-	1,025,800	71,300	-	1,097,100
Goodwill	-	509,964	990,484	95,278	-	1,595,726
Advances to consolidated subsidiaries	-	(36,010)	36,965	(955)	-	-
Investment in consolidated subsidiaries	1,495,813	1,306,335	-	-	(2,802,148)	-
Total assets	$1,495,813	$2,465,540	$3,293,050	$243,621	$(2,802,148)	$4,695,876

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$-	$3,369	$22,872	$1,275	$-	$27,516
Accrued salaries and wages	-	4,246	16,227	524	-	20,997
Other accrued expenses and other current liabilities	-	27,491	90,701	4,279	-	122,471
Current installments of long-term debt	-	-	-	3,555	-	3,555
Current installments of obligation under capital leases	-	480	294	59	-	833
Total current liabilities	-	35,586	130,094	9,692	-	175,372
Long-term debt	-	689,482	1,656,059	27,259	-	2,372,800
Deferred tax liability and other long-term tax liabilities	-	190,355	164,765	2,785	-	357,905
Long-term capital lease obligations	-	13,387	1,243	20	-	14,650
Retirement and postretirement plans	-	30,983	175,547	-	-	206,530
Other liabilities	-	9,934	22,820	2,094	-	34,848
Total liabilities	-	969,727	2,150,528	41,850	-	3,162,105

Noncontrolling interests	-	-	10,488	27,470	-	37,958

Stockholders' equity:
Voting common stock	1,325,695	-	-	-	-	1,325,695
Additional paid-in capital	-	1,451,173	945,728	175,834	(2,572,735)	-
Accumulated other comprehensive income (loss)	(36,445)	(1,434)	(34,847)	-	36,281	(36,445)
Retained earnings	206,563	46,074	221,153	(1,533)	(265,694)	206,563
Total stockholders (deficit) equity	1,495,813	1,495,813	1,132,034	174,301	(2,802,148)	1,495,813
Total liabilities, noncontrolling interest and stockholders' equity (deficit)	$1,495,813	$2,465,540	$3,293,050	$243,621	$(2,802,148)	$4,695,876

Media General, Inc.

Condensed Consolidating Balance Sheet

December 31, 2014

(in thousands)

	New Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,388	$9,658	$27,371	$4,503	$-	$43,920
Trade accounts receivable, net	-	82,909	168,862	13,398	-	265,169
Restricted cash at qualified intermediary	-	-	119,903	-	-	119,903
Current deferred tax asset	-	3,492	52,222	40	-	55,754
Prepaid expenses and other current assets	-	19,424	11,396	8,978	-	39,798
Total current assets	2,388	115,483	379,754	26,919	-	524,544
Property and equipment, net	-	179,044	315,041	5,793	-	499,878
Other assets, net	-	8,565	67,962	2,473	-	79,000
Definite lived intangible assets, net	-	403,866	506,419	45,815	-	956,100
Broadcast licenses	-	-	1,025,800	71,300	-	1,097,100
Goodwill	-	510,766	989,682	95,278	-	1,595,726
Advances to consolidated subsidiaries	2,021	(441,971)	443,939	(3,989)		-
Investment in consolidated subsidiaries	1,496,012	1,319,033		-	(2,815,045)	-
Total assets	$1,500,421	$2,094,786	$3,728,597	$243,589	$(2,815,045)	$4,752,348

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$-	$4,014	$31,794	$551	$-	$36,359
Accrued salaries and wages	-	9,384	26,536	714	-	36,634
Other accrued expenses and other current liabilities	-	42,501	53,042	7,149	-	102,692
Current installments of long-term debt	-	-	8,218	3,563	-	11,781
Current installments of obligation under capital leases	-	441	303	71	-	815
Total current liabilities	-	56,340	119,893	12,048	-	188,281
Long-term debt	-	291,442	2,080,570	28,150	-	2,400,162
Deferred tax liability and other long-term tax liabilities	-	193,847	168,171	2,826	-	364,844
Long-term capital lease obligations	-	13,529	1,312	28	-	14,869
Retirement and postretirement plans	-	33,031	178,233	-	-	211,264
Other liabilities	-	10,585	22,037	5,404	-	38,026
Total liabilities	-	598,774	2,570,216	48,456	-	3,217,446

Noncontrolling interests	-	-	10,981	23,500	-	34,481

Stockholders' equity:
Voting common stock	1,322,284	-	-	-	-	1,322,284
Additional paid-in capital		1,443,940	962,584	172,765	(2,579,289)	-
Accumulated other comprehensive income (loss)	(36,445)	(1,434)	(34,847)	-	36,281	(36,445)
Retained earnings	214,582	53,506	219,663	(1,132)	(272,037)	214,582
Total stockholders (deficit) equity	1,500,421	1,496,012	1,147,400	171,633	(2,815,045)	1,500,421
Total liabilities, noncontrolling interest and stockholders' equity (deficit)	$1,500,421	$2,094,786	$3,728,597	$243,589	$(2,815,045)	$4,752,348

Media General, Inc.

Condensed Consolidated Statement of Comprehensive Income

Year to date through March 31, 2015

(in thousands)

	New Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net operating revenue	$-	$88,218	$199,730	$13,742	$(4,956)	$296,734

Operating costs:
Operating expenses, excluding depreciation expense	-	37,599	83,759	7,542	(3,024)	125,876
Selling, general and administrative expenses	-	23,524	53,218	4,137	(409)	80,470
Amortization of program licenses rights	-	4,178	7,101	479	-	11,758
Corporate and other expenses	-	3,201	9,458	(8)	-	12,651
Depreciation and amortization	-	14,136	24,672	1,475	-	40,283
Gain related to property and equipment, net	-	(36)	(192)	-	-	(228)
Merger-related expenses and restructuring expenses	-	1,374	3,903	-	-	5,277
Operating income (loss)	$-	$4,242	$17,811	$117	$(1,523)	$20,647

Other income (expense):
Interest expense, net	(1)	(10,650)	(20,087)	(285)	-	(31,023)
Debt modification and extinguishment costs	-	-	(613)	-	.	(613)
Intercompany income and (expenses)	-	(5,535)	5,767	(232)	-	-
Other, net	-	82	708	2,500	-	3,290
Total other income (expense)	(1)	(16,103)	(14,225)	1,983	-	(28,346)

Income from operations of consolidated subsidiaries	(1)	(11,861)	3,586	2,100	(1,523)	(7,699)
Income tax benefit (expense	-	4,863	(2,274)	568	-	3,157
Net income (loss) from continuing operations	(1)	(6,998)	1,312	2,668	(1,523)	(4,542)

Equity in income (loss) from operations of consolidated subsidiaries	(7,432)	(434)	-	-	7,866	-
Net income (loss) from continuing operations	(7,433)	(7,432)	1,312	2,668	6,343	(4,542)

Net income (loss) attributable to noncontrolling interest	-	-	(178)	3,069	-	2,891
Net income (loss) attributable to Media General	(7,433)	(7,432)	1,490	(401)	6,343	(7,433)

Other comprehensive income	-	-	-	-	-	-
Total comprehensive income (loss)	(7,433)	(7,432)	1,312	2,668	6,343	(4,542)

Other comprehensive loss attributable to noncontrolling interest	-	-	-	-	-	-
Total comprehensive income (loss) attributable to Media General	(7,433)	(7,432)	1,490	(401)	6,343	(7,433)

Media General, Inc.

Condensed Consolidating Statement of Comprehensive Income

Year to date through March 31, 2014

(In thousands)

	New Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Net operating revenue	$-	$-	$139,636	$4,282	$-	$143,918
Operating costs:
Operating expenses, excluding depreciation expense	-	-	49,149	1,466	-	50,615
Selling, general and administrative expenses	-	-	40,364	1,968	-	42,332
Amortization of program license rights	-	-	4,656	307	-	4,963
Corporate and other expenses	-	-	6,711	(133)	-	6,578
Depreciation and amortization	-	-	16,006	189	-	16,195
Gain related to property and equipment, net	-	-	(771)	-	-	(771)
Merger-related expenses and restructuring expenses	-	-	4,752	-	-	4,752

Operating income	$-	$-	$18,769	$485	$-	$19,254

Other income (expense)
Interest expense	-	-	(9,682)	(308)	-	(9,990)
Debt modification and extinguishment costs	-	-	(98)	-	-	(98)
Intercompany income and expenses	-	-	-	-	-	-
Other, net	-	-	(96)	11	-	(85)
Total other income (expense)	-	-	(9,876)	(297)	-	(10,173)

Income before income taxes from operations of consolidated subsidiaries	-	-	8,893	188	-	9,081
Income tax benefit (expense)	-	-	(3,642)	-	-	(3,642)
Net income (loss) from continuing operations	-	-	5,251	188	-	5,439

Equity in income (loss) from operations of consolidated subsidiaries			-	-		-
Net Income (loss)	-	-	5,251	188	-	5,439

Net income attributable to noncontrolling interests	-	-	-	54	-	54
Net income (loss) attributable to Media General	-	-	5,251	134	-	5,385

Other comprehensive income	-	-		-	-	-
Total comprehensive income (loss)	-	-	5,251	188	-	5,439

Other comprehensive income attributable to noncontrolling interest	-	-	-	54	-	54
Total comprehensive income (loss) attributable to Media General	-	-	5,251	134	-	5,385

Media General, Inc.

Condensed Consolidating Statement of Cash Flows

Year to date through March 31, 2015

(In thousands)

	New Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Cash flows from operating activities:
Net cash provided (used) by operating activities	$(1,402)	$12,021	$42,361	$3,439	$-	$56,419

Cash flows from investing activities:
Capital expenditures	-	(2,314)	(4,288)	(607)	-	(7,209)
Collateral refunds related to letters of credit	-	-	-	-	-	-
Proceeds from the sale of PP&E	-	36	226	-	-	262
Proceeds from spectrum sale	-	-	620	-	-	620
Receipt of Dividend	-	19,502	-	-	(19,502)	-
Payments from intercompany borrowings	2,025	-	12,073	-	(14,098)	-
Payment of capital contributions	(3,011)	-	-	-	3,011	-
Other, net	-	-	-	(5)	-	(5)
Net cash used by investing activities	(986)	17,224	8,631	(612)	(30,589)	(6,332)

Cash flows from financing activities:
Repayment of borrowings under Media General Credit Agreement	-	-	(35,000)	-	-	(35,000)
Repayment of borrowings under Shield Media Credit Agreement	-	-	-	(600)	-	(600)
Repayment of other borrowings	-	-	-	(290)	-	(290)
Payment of dividend	-	-	(19,502)	-	19,502	-
Payments on intercompany borrowing	-	(14,098)	-	-	14,098	-
Receipt of capital contributions	-	3,011	-	-	(3,011)	-
Other, net	-	-	181	13	-	194
Net cash used by financing activities	-	(11,087)	(54,321)	(877)	30,589	(35,696)

Net increase (decrease) in cash and cash equivalents	(2,388)	18,158	(3,329)	1,950	-	14,391
Cash and cash equivalents at beginning of period	2,388	9,658	27,371	4,503	-	43,920
Cash and cash equivalents at end of period	$-	$27,816	$24,042	$6,453	$-	$58,311

Media General, Inc.

Condensed Consolidating Statement of Cash Flows

Year to date through March 31, 2014

(In thousands)

	New Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated

Cash flows from operating activities:
Net cash provided (used) by operating activities	$-	$-	$(19,921)	$(1,615)	$-	$(21,536)

Cash flows from investing activities:
Capital expenditures	-	-	(2,506)	(4)	-	(2,510)
Collateral refunds related to letters of credit	-	-	980	-	-	980
Proceeds from the sale of PP&E	-	-	973	-	-	973
Proceeds from spectrum sale	-	-	-	-	-	-
Receipt of dividend	-	-	-	-	-	-
Payments from intercompany borrowings	-	-	-	-	-	-
Payment of capital contributions	-	-	-	-	-	-
Other, net	-	-	-	-	-	-
Net cash used by investing activities	-	-	(553)	(4)	-	(557)

Cash flows from financing activities:
Repayment of borrowings under Media General Credit Agreement	-	-	(35,000)	-	-	(35,000)
Repayment of borrowings under Shield Media Credit Agreement	-	-	-	(600)	-	(600)
Repayment of other borrowings	-	-	-	-	-	-
Payment of dividend	-	-	-	-	-	-
Payment on intercompany borrowings	-	-	-	-	-	-
Receipt of capital contributions	-	-	-	-	-	-
Other, net	-	-	330	-	-	330
Net cash used by financing activities	-	-	(34,670)	(600)	-	(35,270)

Net increase (decrease) in cash and cash equivalents	-	-	(55,144)	(2,219)	-	(57,363)
Cash and cash equivalents at beginning of period	-	-	67,508	4,110	-	71,618
Cash and cash equivalents at end of period	$-	$-	$12,364	$1,891	$-	$14,255

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

  Media General is one of the U.S.’s largest connected-screen multimedia companies, providing top-rated news, information and entertainment in attractive markets. Media General first entered the local television business in 1955 when it launched WFLA in Tampa, Florida as an NBC affiliate.

  On September 2, 2014, the Company acquired a television station located in Harrisburg, Pennsylvania. On December 19, 2014, Media General, Inc., now known as MGOC, Inc. (“Old Media General”) and LIN Media LLC, a Delaware limited liability company (“LIN Media”) were combined in a business combination transaction (the “LIN Merger”). As a result of this merger, Media General, Inc., formerly known as Mercury New Holdco, Inc. (“New Media General”, “Media General” or the “Company”) became the parent public reporting company of the combined company; LIN Television Corporation (“LIN Television”) became a direct, wholly owned subsidiary of New Media General; and Old Media General became a direct, wholly owned subsidiary of LIN Television and an indirect, wholly owned subsidiary of New Media General. References to Media General or the Company that include any period at and before effectiveness of the LIN Merger shall be deemed to refer to Old Media General as the predecessor registrant to New Media General.

  Concurrently with the closing of the LIN Merger, the Company acquired television stations in Colorado Springs, Colorado and Tampa, Florida, and sold television stations in Providence, Rhode Island; Green Bay-Appleton, Wisconsin; Savannah, Georgia; Birmingham, Alabama; and Mobile, Alabama (collectively, the “LIN Related Transactions”).

  After the LIN Merger and the LIN Related Transactions, Media General, Inc. owns or operates 71 network-affiliated broadcast television stations (twenty-two with CBS, fourteen with NBC, twelve with ABC, eight with FOX, eight with CW, six with MyNetworkTV and one with MyTV) and their associated digital media and mobile platforms, in 48 markets. These stations reach approximately 23% of U.S. TV households, and the Company reaches approximately 46% of the US Internet audience. Fifty-one of the 71 stations are located in the top 100 designated market areas as grouped by Nielsen (“DMAs”), while 27 of the 71 stations are located in the top 50 markets.

  The Company also has one of the largest and most diverse digital media businesses in the U.S. television broadcasting industry, with a growing portfolio that includes LIN Digital, LIN Mobile, Federated Media, HYFN, Dedicated Media and BiteSizeTV.

RESULTS OF OPERATIONS

The consolidated Company recorded a net loss attributable to New Media General of $7.4 million (($0.06) per diluted share) in the first three months of 2015, compared to net income attributable to Old Media General of $5.4 million ($0.06 per diluted share) in the first three months of 2014. The net loss attributable to Media General for the first quarter of 2015 included $5.3 million of merger expenses and restructuring expenses related to the LIN Merger, a significant portion of which are not deductible for tax purposes. In addition, the Company recorded a non-operating gain of $3.1 million (in Other, net) on the relocation of broadcast channels in Lansing, Michigan and Austin, Texas and a $2.5 million reduction in Operating expenses for settlement proceeds related to overcharges by a music licensing agency.

Net loss for the three months ended March 31, 2015 was $4.5 million and included income attributable to noncontrolling interests of $2.9 million. The income attributable to noncontrolling interests represents the aggregate income of certain stations operated by the Company through JSA/SSA arrangements as well as certain digital operations acquired in the LIN Merger, Dedicated Media and HYFN.

The Company generated $81 million of operating income and $2.2 million of operating losses from its Broadcast and Digital segments, respectively, in the first quarter of 2015.

As described earlier, the Company completed the LIN Merger during the fourth quarter of 2014. As a result, the financial statements reflect only Old Media General's results of operations for the first quarter of 2014 while the results of operations for the first quarter of 2015 are reflective of the combined company.

REVENUES

Revenues were $297 million in the first quarter of 2015 compared to $144 million in the first quarter of 2014 due overwhelmingly to the net acquisition activity discussed in the paragraph above. To allow investors to compare the revenue generated by the combined company’s 71 stations and digital companies during the three months ended March 31, 2015, to revenue generated by those stations and digital companies in the aggregate during the three months ended March 31, 2014, the Company has provided a non-GAAP comparison of the adjusted net operating revenue for the combined company for the three months ended March 31, 2014, along with the quarter-to-quarter percentage change. These combined company numbers presented for the three months ended March 31, 2014, were derived by making the following adjustments to the revenues reported on the statement of comprehensive income for the same period:

●

adding LIN’s revenues for the three months ended March 31, 2014 and excluding the stations sold in Providence, Rhode Island (WJAR); Green Bay-Appleton, Wisconsin (WLUK and WCWF); Savannah, Georgia (WTGS and WJCL); Birmingham, Alabama (WVTM); and Mobile, Alabama (WALA) as part of the business combination transaction;

●	adding revenues for the three months ended March 31, 2014 of the acquired stations in Harrisburg, Pennsylvania (WHTM); Colorado Springs, Colorado (KXRM and KXTU); and Tampa, Florida (WTTA);

●	including adjustments as though the BiteSize TV and Federated Media entities had been owned for the full three month period ended March 31, 2014;

●	excluding activity attributable to the Nami entity, which was disposed of by LIN prior to the LIN Merger;

●	including adjustments to reflect the change from a CBS to a CW affiliation for the Indianapolis, Indiana station as of January 1, 2014. The station converted to a CW affiliation on January 1, 2015.

The Company provides these non-GAAP financial results for the combined company because the Company believes these metrics will better allow investors, financial analysts and others to evaluate period-over-period changes in the financial results of the Company’s existing stations.

	Three Months Ended
		(As Reported)		(As Adjusted)
	March 31,	March 31,		March 31,
(In thousands)	2015	2014	Adjustments	2014	Percent Change
Local	$206,885	$100,434	$87,943	$188,377	9.8%
National	49,254	26,649	24,811	51,460	-4.3%
Political	977	4,222	1,222	5,444	-82.1%
Digital	30,250	4,924	27,571	32,495	-6.9%
Other	9,368	7,689	1,678	9,367	0.0%
Net operating revenue, as adjusted	$296,734	$143,918		$287,143	3.3%

Local revenue for the combined company was up $19 million as a result of increased retransmission revenue during the three months ended March 31, 2015. National advertising revenue was $2.2 million lower than in the year-ago period primarily due to revenues from the Sochi Winter Olympic games on the Company’s NBC affiliates during February 2014. Political revenue for the combined company declined $4.5 million from the first quarter of 2014 due to the fact that 2015 is not a national election year. The 6.9% decrease in Digital revenue was largely caused by a lower volume of direct advertising sales from the year-ago period.

OPERATING COSTS

Operating costs as reported on the consolidated statements of comprehensive income increased from $125 million for the first three months of 2014 to $276 million for the first three months of 2015 due overwhelmingly to the merger with LIN Media, as previously described. Also contributing to the increase in operating cost were higher network programming payments driven by the increase in retransmission revenue and the impact of network affiliation renewal agreements. Increased compensation and healthcare cost also contributed. The Company believes that a comparison of operating costs on an adjusted basis (making similar adjustments as described for revenue above) better allows investors, financial analysts and others to evaluate year-over-year changes in the financial results of the Company’s existing stations. On an as adjusted basis, operating costs increased from $253 million to $276 million due in large part to increased network programming payments, which rose $17 million. Absent the increase in network programming fees, merger-related expenses and restructuring expenses, operating cost increased 2%.

Corporate and other expenses as reported on the consolidated statements of comprehensive income increased by $6.1 million in the three months ended March 31, 2015, due mostly to the impact of variable-stock based compensation, which rose $4.2 million.

Depreciation and amortization expense as reported on the consolidated statements of comprehensive income was $40 million in the three months ended March 31, 2015, compared to $16 million in the corresponding period of the prior year. The increase was primarily the result of higher asset values resulting from purchase accounting for the mergers, although new capital investments contributed in a small way as well.

The Company also recorded $5.3 million and $4.8 million of merger-related and restructuring costs in first three months of 2015 and 2014, respectively, as shown on the consolidated statements of comprehensive income primarily for employee restructuring, investment banking and professional fees related to the LIN Merger and the merger with New Young Broadcasting in late 2013.

INTEREST EXPENSE

Interest expense in the first quarter of 2015 was more than double the interest expense in the corresponding period of 2014 due to additional debt related to the LIN merger. The Company’s effective interest rate increased from 4.4% (based on $917 million of average outstanding debt) to 5.3% (based on $2.4 billion of average outstanding debt) due to the higher interest rates attached to the 2021 Notes assumed as part of LIN merger and 2022 Notes issued related to the LIN merger transaction.

During the first three months of 2015, the Company repaid $35 million of principal on the Media General term loan (as well as $0.6 million and $0.3 million on the Shield loans and Other borrowings, respectively). The Company was only required to make aggregate principal payments of $3 million during the first quarter.

INCOME TAXES

The effective tax rate was 41% in the first quarter of 2015 compared to 40.1% in the same quarter of 2014. The relatively high rate in both periods was due primarily to merger-related expenses, a portion of which is not deductible for tax purposes. The tax benefit in 2015 and expense in 2014 were largely non-cash due to the Company’s significant net operating loss carryover for tax purposes. Current tax expense was approximately $0.2 million and $0.1 million for the three months ended March 31, 2015, and 2014, respectively, and was attributable to state income taxes.

The Company records income tax expense using the liability method, under which deferred tax assets and liabilities are recorded for the differing treatments of various items for financial reporting versus tax reporting purposes. The Company evaluates the need for a valuation allowance for deferred tax assets. Included in that analysis is the fact that the Company has carried forward $652 million of net operating losses (NOLs) as of March 31, 2015. The analysis shows that, although there are limitations in future years, the Company anticipates being able to use the NOLs recorded before they expire over the course of the next 20 years.

OTHER

In March of 2015, the Company received $2.5 million in settlement proceeds as a party to an industry-wide lawsuit alleging overcharges by a music licensing agency. The settlement proceeds were recorded as a reduction in Operating expenses.

The Company has entered into agreements with a telecommunications company to relocate broadcast channels in our Lansing, Michigan and Austin, Texas markets. For the period ended March 31, 2015, the Company recorded a non-operating gain of $3.1 million related to these agreements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash flow from operations, but it also has access to the $150 million Revolving Credit Facility and cash on its balance sheet. The Company has $147 million of availability under the Revolving Credit Facility (giving effect to $3 million of letters of credit which have been issued but are undrawn) and $58 million of cash on its balance sheet as of March 31, 2015. The LIN Merger has enhanced the Company’s ability to generate cash, particularly in even-numbered years when Political and Olympic revenues are most prominent. The Company may also consider using its cash flow along with both debt and equity for further acquisitions or other corporate initiatives.

On March 31, 2015, the Board of Directors of the Company approved a share repurchase program expiring December 31, 2015, which authorizes the Company to purchase up to $120 million of its outstanding shares of common stock.

The Company generated $56 million of cash from operating activities in the three months ended March 31, 2015. This compared to $22 million of net cash used by operating activities in the year-ago period. The increase from the year-ago period is primarily the result of the addition of cash flows from the merger in the three months ended March 31, 2015 and significantly lower retirement plan contributions in the first quarter of 2015. In the first quarter of 2014, the Company made a voluntary $46 million cash contribution to its retirement plans. While retirement plan contributions and changes in balance sheet accounts such as trade accounts payable, accrued expenses and other liabilities (including payment of accrued interest) and accounts receivable can and did have an impact on the cash flows from operating activities, as shown on the Consolidated Statements of Cash Flows, the key component is the Company’s underlying operating performance of its stations.

The Company internally, and analysts in the Broadcast industry, use a non-GAAP Broadcast Cash Flow (BCF) metric as a key performance measure. BCF is defined as operating income plus corporate and other expenses, depreciation and amortization, net gains related to property and equipment, program license rights amortization less payments for program license rights and merger-related expenses. As shown below, BCF decreased from $80 million to $78 million in the first quarter of 2015.

	Three Months Ended
		(As Reported)		(As Adjusted)
	March 31,	March 31,		March 31,
(Unaudited, in thousands)	2015	2014	Adjustments	2014

Operating Income	$20,647	$19,254	$14,750	$34,004
Add:
Depreciation and amortization	40,283	16,195	13,457	29,652
Corporate and other expenses	12,651	6,578	6,668	13,246
Gain related to property and equipment, net	(228)	(771)	94	(677)
Program license rights, net	(874)	(143)	(653)	(796)
Merger-related and restructuring expenses	5,277	4,752	-	4,752

Broadcast cash flow	$77,756	$45,865		$80,181

The Company used cash for its investing activities of $6.3 million during the first three months of 2015 as $7.2 million in capital expenditures were partially offset by $0.9 million of proceeds from sale of property and equipment and the relocation of broadcast channels in Lansing, Michigan and Austin, Texas. During the first quarter of 2014, the net cash outflow from investing activities was $0.6 million as capital expenditures were offset by a refund of a collateral deposit related to letters of credit and the receipt of insurance proceeds related to a damaged antenna.

The $36 million and $35 million of cash used by financing activities in the three months ended March 31, 2015 and 2014, respectively, primarily resulted from principal payments of $35 million on the Media General term loan and $0.6 million on the Shield Media term loans in both periods.

Debt Agreements

At March 31, 2015, the Company had the following debt instruments (presented with maturity dates):

Term Loan (7/31/2020)	$1,666 million	LIBOR + 3.25% w/ 1% LIBOR floor

Revolver (10/28/19)	$147 million available; None drawn	LIBOR + 2.50%; 0.5% commitment fee

2022 Notes (11/15/2022)	$400 million	5.875% fixed

2021 Notes (1/15/2021)	$290 million	6.875% fixed

Shield Media Term Loans (7/31/18)	$29 million	LIBOR + 3.25%

Other Borrowings (through 2017)	$1.8 million	LIBOR + 3.00%

The borrowings described above were primarily used to finance merger/acquisition activity and existing debt repayments. Obligations under the Credit Agreement are guaranteed by the Company and its restricted wholly-owned subsidiaries, and the Company (with each of such subsidiaries) has pledged substantially all of its assets as collateral for the loans. The Shield Media Term Loans are guaranteed by the Company and its restricted wholly-owned subsidiaries, and the Company (with each of such subsidiaries) has pledged substantially all of its assets as collateral for the loans, on a pari passu basis with the Credit Agreement. The 2021 Notes and 2022 Notes are issued by LIN Television, and are guaranteed by the Company and certain of LIN Television’s subsidiaries on a full and unconditional basis.

The Credit Agreement contains a leverage ratio covenant which is tested for purposes of the Revolving Credit Facility if and when the borrowings under the Revolving Credit Facility and non-collateralized letters of credit exceed $45 million at a quarter-end. At other times, there is not a required maximum leverage ratio that the Company must operate within. The leverage ratio involves debt levels and a rolling eight-quarter calculation of EBITDA, as defined in the agreement. Through the first quarter of 2015, the maximum ratio is 6.0 times, for the second and third quarters, it would be 5.75 times, for the fourth quarter it would be 5.50 times, for the first quarter of 2016 it would be 5.25 times, and it would be 5.0 times thereafter. Additionally, the agreement has restrictions on certain transactions that are operational regardless of borrowing level under the Revolving Credit Facility, including the incurrence and existence of additional debt, capital leases, investments, fundamental changes (including additional acquisitions, mergers or consolidations), limitation on liens, prepayment or amendment of certain debt, transactions with affiliates, changes in the nature of the business, asset sales and restricted payments (including dividends and share repurchases) as defined in the Credit Agreement.

The Shield Media Term Loans have a fixed charge coverage ratio (a ratio of fixed charges (interest, debt payments, capital expenditures and taxes) to EBITDA, calculated on a rolling eight-quarter basis, as defined in the agreement). The Shield Media Term Loans also have restrictions on transactions similar in nature to those in the Credit Agreement, but scaled to Shield Media’s smaller size. Additionally, the Shield Media Term Loans have more specific covenants regarding the operation of the Shield Media business and requires that each Shield Media holding company that controls a Shield Media station limit its activities to the performance of its obligations under the Shield Media credit documents, and activities incidental thereto, including owning a Shield Media station and the performance of its obligations under and activities related to the shared services agreement.

The Indentures governing the 2021 Notes and the 2022 Notes do not contain financial maintenance covenants but do include restrictive covenants with respect to the ability to incur additional debt and issue disqualified stock; pay dividends or make other restricted payments; prepay, redeem or repurchase capital stock or subordinated debt; transfer or sell assets; make investments; enter into transactions with affiliates; create or incur liens; and merge or consolidate with any other person.

The Credit Agreement, Shield Media Credit Agreements along with the Indentures governing the 2021 Notes and 2022 Notes all contain cross-default provisions.

Consolidated net leverage, as defined in the Credit Agreement governing the Revolving Credit Facility, was 5.30x as of March 31, 2015. The Company is in compliance with all financial covenants at March 31, 2015.

The Company does not have material off-balance sheet arrangements.

OUTLOOK

With the completion of the LIN Merger and related divestitures, the Company owns or operates 71 stations across 48 markets covering 23% of U.S. TV households. The Company’s scale has already delivered significant operating synergies, which the Company expects to accelerate during the remainder of 2015. With U.S. TV household reach of 23%, the Company has substantial capacity under the 39% FCC national ownership cap to make additional acquisitions if the right opportunities arise. The combination of the LIN Media Digital companies with the Media General stations should help to enable an expansion of digital offerings. While 2015 is not an election or Olympic year, strength in retransmission revenues and an improving economy should help to enable the Company to recoup much of the political and Olympics revenue from which the Company benefited in 2014. For 2016, many experts are projecting strong spending in political advertising, and having the Olympics in Rio de Janeiro, Brazil should enable more “live” events on the Company’s NBC stations. Expenses will continue to rise during the remainder 2015 in several areas including network programming payments. The Company expects to generate strong free cash flow as a combined entity supported by our significant NOL balance. The Company advises that the outlook above is subject to risks, uncertainties and assumptions, which could individually or collectively cause actual results to differ materially from those projected above.

* * * * * * * *

Certain statements in this quarterly report, particularly those in the section with the heading “Outlook” are not historical facts and are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include, among others, statements related to future financial results, to pending transactions and contractual obligations, critical accounting estimates and assumptions, the impact of technological advances including consumer acceptance of mobile television and expectations regarding the effects of retransmission fees, network affiliate fees, pension and postretirement plans, capital spending, general advertising levels and political advertising levels, the effects of changes to FCC regulations and FCC approval of license applications. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “plans,” “may” and similar words, including “outlook”, are made as of the date of this quarterly report on Form 10-Q and are subject to risks and uncertainties that could potentially cause actual results to differ materially from those results expressed in or implied by such statements. The reader should understand that it is not possible to foresee or identify all risk factors. Consequently, any such list should not be considered a complete statement of all potential risks or uncertainties.

Various important factors could cause actual results to differ materially from the Company’s forward looking statements, estimates or projections including, without limitation: the impact of various business combinations and integration efforts of the Company, changes in advertising demand, changes to pending accounting standards, changes in consumer preferences for programming and delivery method, changes in relationships with broadcast networks, the performance of pension plan assets, health care cost trends, regulatory rulings including those related to ERISA and tax law, natural disasters, and the ability to renew retransmission agreements. Actual results may differ materially from those suggested by forward-looking statements for a number of reasons including those described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.          Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2014, provides disclosures about market risk. As of March 31, 2015, there have been no material changes in the Company’s market risk from December 31, 2014.

Item 4.          Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

   The Company’s management, including its chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2015. Based on that evaluation, the Company’s management, including its chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

   Change in Internal Control Over Financial Reporting

   The LIN Merger was completed on December 19, 2014, and represented a change in internal control over financial reporting. The Company is in the process of evaluating and harmonizing its existing controls and procedures as part of its ongoing integration activities following the LIN Merger. During the first quarter of 2015 the Company began reporting from a single accounting system. The Company also began a conversion of Old Media General’s traffic and billing system to the system used by LIN Media. This conversion will continue throughout 2015 until all stations are on the same traffic and billing system.

PART II.     OTHER INFORMATION

Item 6.          Exhibits

(a) Exhibits

10	Media General, Inc., Directors' Deferred Compensation Plan, amended and restated as of April 1, 2015

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

101

The following financial information from the Media General, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL includes: (i) Consolidated Condensed Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31, 2015 and March 31, 2014, (iii) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014, and (iv) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

DATE: May 8, 2015	By:	/s/ Vincent L. Sadusky
Vincent L. Sadusky
President and Chief Executive Officer

DATE: May 8, 2015	By:	/s/ James F. Woodward
James F. Woodward
Senior Vice President, Chief Financial Officer