Form 10-Q
period 2015-06-30
MEDIA GENERAL INC
filed 2015-08-07
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549
Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

Larger accelerated filer X	Accelerated filer
Non-accelerated filer	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                    No          X
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 5, 2015.
Voting Common shares (no par value):          127,763,055

MEDIA GENERAL, INC.
TABLE OF CONTENTS
FORM 10-Q REPORT
June 30, 2015

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Media General, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands, except shares)

ASSETS
	June 30, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$72,078	$43,920
Restricted cash at qualified intermediary	—	119,903
Trade accounts receivable (less allowance for doubtful accounts 2015 - $4,495; 2014 - $5,475)	246,295	265,169
Current deferred tax asset	51,732	55,754
Prepaid expenses and other current assets	36,739	39,098
Total current assets	406,844	523,844

Property and equipment, net of accumulated depreciation 2015 - $105,736; 2014 - $68,141	483,581	499,472
Other assets, net	71,290	78,999
Definite lived intangible assets, net of accumulated amortization 2015 - $93,868; 2014 - $48,485	912,487	956,300
Broadcast licenses	1,097,100	1,097,100
Goodwill	1,597,486	1,597,486
Total assets (a)	$4,568,788	$4,753,201

See accompanying notes.

(a) Consolidated assets as of June 30, 2015 and December 31, 2014, include total assets of variable interest entities (VIEs) of $153 million and $151 million, respectively, which can only be used to settle the obligations of the VIEs. See Note 1 and Note 4.

Media General, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except shares)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2015	December 31, 2014
Current liabilities:
Trade accounts payable	$33,293	$36,359
Accrued salaries and wages	24,822	36,634
Accrued expenses and other current liabilities	108,940	104,092
Current installments of long-term debt	3,404	11,781
Current installments of obligation under capital leases	856	815
Total current liabilities	171,315	189,681

Long-term debt	2,272,695	2,400,162
Deferred tax liability and other long-term tax liabilities	359,229	364,289
Long-term capital lease obligations	14,436	14,869
Retirement and postretirement plans	202,994	211,264
Other liabilities	35,005	38,034
Total liabilities (b)	3,055,674	3,218,299

Commitments and contingencies

Noncontrolling interests	31,065	34,481

Stockholders' equity:
Preferred stock (no par value): authorized 50,000,000 shares; none outstanding	—	—
Common stock (no par value):
Voting common stock, authorized 400,000,000 shares; issued 2015 - 128,618,288 and 2014 - 129,931,812	1,311,141	1,322,284
Accumulated other comprehensive loss	(36,445)	(36,445)
Retained earnings	207,353	214,582
Total stockholders' equity	1,482,049	1,500,421
Total liabilities, noncontrolling interests and stockholders' equity	$4,568,788	$4,753,201

See accompanying notes.

(b) Consolidated liabilities as of June 30, 2015 and December 31, 2014, include total liabilities of VIEs of $39 million and $43 million, respectively, for which the creditors of the VIEs have no recourse to the Company, except for certain of the debt, which the Company guarantees. See Note 1 and Note 4.

Media General, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net operating revenue	$320,523	$154,111	$617,257	$298,029
Operating costs:
Operating expenses, excluding depreciation expense	134,169	50,818	260,045	101,433
Selling, general and administrative expenses	79,051	41,930	159,521	84,262
Amortization of program license rights	12,047	4,947	23,805	9,910
Corporate and other expenses	12,366	7,633	25,017	14,211
Depreciation and amortization	42,618	16,440	82,901	32,635
(Gain) loss related to property and equipment, net	(196)	992	(424)	221
Merger-related and restructuring expenses	3,616	9,314	8,893	14,066
Total operating costs	283,671	132,074	559,758	256,738
Operating income	36,852	22,037	57,499	41,291
Other income (expense):
Interest expense	(29,288)	(9,616)	(60,311)	(19,606)
Debt modification and extinguishment costs	(1,827)	(85)	(2,440)	(183)
Other, net	2,622	85	5,912	—
Total other expense	(28,493)	(9,616)	(56,839)	(19,789)

Income before income taxes	8,359	12,421	660	21,502
Income tax expense	(3,616)	(5,529)	(459)	(9,171)
Net income	4,743	6,892	201	12,331

Net income attributable to noncontrolling interests (included above)	3,108	106	5,999	160
Net income (loss) attributable to Media General	$1,635	$6,786	$(5,798)	$12,171

Other comprehensive income	—	—	—	—
Total comprehensive income	$4,743	$6,892	$201	$12,331

Other comprehensive income attributable to noncontrolling interest	—	—	—	—
Total comprehensive income (loss) attributable to Media General	$1,635	$6,786	$(5,798)	$12,171

Earnings (loss) per common share (basic and diluted):

Net earnings (loss) per common share (basic)	$0.01	$0.08	$(0.04)	$0.14
Net earnings (loss) per common share (assuming dilution)	$0.01	$0.08	$(0.04)	$0.14

See accompanying notes.

Media General, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net income	$201	$12,331
Adjustments to reconcile net income:
Deferred income tax (benefit) expense	(1,041)	8,890
Depreciation and amortization	82,901	32,635
Amortization of program license rights	23,805	9,910
Non-cash interest expense	943	243
(Gain) loss on disposal of property and equipment, net	(424)	221
Gain on relocation of spectrum	(5,620)	—
Stock-based compensation	6,860	171
Debt modification and extinguishment costs	2,440	183
Change in assets and liabilities:
Program license rights, net of liabilities	(23,269)	(10,199)
Trade accounts receivable	19,854	951
Company owned life insurance (cash surrender value less policy loans including repayments)	(347)	(1,309)
Trade accounts payable, accrued expenses and other liabilities	(8,599)	453
Contributions to retirement plans	(1,250)	(47,480)
Other, net	(66)	(4,181)
Net cash provided by operating activities	96,388	2,819
Cash flows from investing activities:
Capital expenditures	(24,050)	(8,372)
Release of restricted cash at qualified intermediary	119,903	—
Payment/deposit for acquisition of station assets	—	(8,340)
Deferred proceeds related to sale of property	—	24,535
Proceeds from the sale of property and equipment	691	1,072
Proceeds from spectrum relocation	3,120	—
Other, net	(69)	980
Net cash provided by investing activities	99,595	9,875
Cash flows from financing activities:
Repayment of borrowings under Media General Credit Agreement	(135,000)	(64,000)
Repayment of borrowings under Shield Media Credit Agreement	(1,200)	(1,200)
Repayment of other borrowings	(580)	—
Principal borrowings under revolving credit facility	—	10,000
Repayment of borrowings under revolving credit facility	—	(10,000)
Repurchase of shares	(18,747)	—
Payment for the acquisition of noncontrolling interest	(9,218)	—
Cash paid for debt modification	(3,425)	—
Other, net	345	(946)
Net cash used by financing activities	(167,825)	(66,146)
Net increase (decrease) in cash and cash equivalents	28,158	(53,452)
Cash and cash equivalents at beginning of period	43,920	71,618
Cash and cash equivalents at end of period	$72,078	$18,166
Cash paid for interest	$63,724	$20,871
Cash paid for income taxes, net	$3,838	$930
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

On December 19, 2014 (the "Closing Date"), Media General, Inc., now known as MGOC, Inc. (“Old Media General”), and LIN Media LLC, a Delaware limited liability company (“LIN Media” or “LIN”) were combined in a business combination transaction (the “LIN Merger”). As a result of the LIN merger, Media General, Inc., formerly known as Mercury New Holdco, Inc. (“New Media General”, "Media General" or the “Company”) became the parent public reporting company of the combined company; LIN Television Corporation (“LIN Television”) became a direct, wholly owned subsidiary of New Media General; and Old Media General became a direct, wholly owned subsidiary of LIN Television and an indirect, wholly owned subsidiary of New Media General. The merger was accounted for in accordance with FASB Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), and New Media General was the acquirer.

References to Media General, we, us, or the Company in this Item 1 that include any period at and before the effectiveness of the LIN Merger shall be deemed to refer to Old Media General as the predecessor registrant to New Media General.

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries and certain variable interest entities (“VIE”) for which the Company is considered to be the primary beneficiary. Significant intercompany accounts and transactions have been eliminated in consolidation. In determining whether the Company is the primary beneficiary of a VIE for financial reporting purposes, the Company considers whether it has the power to direct certain activities of the VIE that most significantly impact the economic performance of the VIE and whether it has the obligation to absorb losses or the right to receive returns that would be significant to the VIE.  Assets of consolidated VIE’s can only be used to settle the obligations of that VIE.  As discussed in Note 4, the Company consolidates the results of WXXA, WLAJ, WBDT, WYTV, KTKA, KWBQ, KRWB, and KASY pursuant to the VIE accounting guidance. All the liabilities are non-recourse to the Company, except for certain of the debt, which the Company guarantees. The Company is also the primary beneficiary of the VIE that holds the Supplemental 401(k) Plan’s investments and consolidates the plan accordingly.

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

     In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual periods beginning on or after December 15, 2015. As a result the Company expects to reclassify the unamortized balance of the $36 million of debt issuance costs currently included in "Other assets, net" on the Consolidated Condensed Balance Sheet to Long-term debt upon adoption of the guidance in early 2016.

Note 2: Mergers, Acquisitions and Dispositions

LIN Merger

As described in Note 1, Old Media General and LIN were combined under New Media General, a newly formed holding company, that was renamed Media General. This combination increased the scale of the combined entity. In connection with the LIN Merger, the Company issued a total of approximately 41,239,715 shares of voting common stock and paid approximately $763 million in cash to the former LIN Media shareholders. The total purchase price of the LIN Merger was approximately $2.4 billion. The LIN Merger was financed using proceeds from the Company and LIN Television’s borrowings under the credit agreement, as defined and more fully described in Note 5.

In connection with the LIN Merger, the Company sold WJAR-TV in Providence, RI, WLUK-TV and WCWF-TV in Green Bay-Appleton, WI, certain assets of WTGS-TV in Savannah, GA, WJCL-TV in Savannah, GA, WVTM-TV in Birmingham, AL and WALA-TV in Mobile, AL for approximately $360 million and purchased KXRM-TV and KXTU-LD in Colorado Springs, CO and WTTA-TV in Tampa, FL for approximately $93 million. The assets of the stations sold included goodwill of approximately $84 million.

Following the LIN Merger and the divestitures and acquisitions discussed above, the Company now owns or operates 71 stations across 48 markets. The Company also has a digital media portfolio comprised of six digital offerings: LIN Digital, LIN Mobile, Federated Media, Dedicated Media, HYFN, and BiteSize TV.

The LIN Merger closed during December 2014. The initial allocated fair value of the acquired assets and assumed liabilities of LIN (including the acquisitions of the stations in Colorado Springs and Tampa discussed above) was adjusted during the six-months ended June 30, 2015 based on information that became available to management subsequent to the acquisition date. These adjustments were retroactively applied to the December 31, 2014 balances. The fair value of the consideration paid related to the LIN Merger increased by $1.2 million as well. The initial allocated fair value, including adjustments during the six months ended June 30, 2015, is presented below:

Initial Allocation of Fair Value
(In thousands)	June 30, 2015	Adjustments	December 31, 2014
Current assets acquired	$217,816	$(700)	$218,516
Property and equipment	284,217	4,093	280,124
Other assets acquired	12,812	—	12,812
FCC broadcast licenses	588,042	(26,900)	614,942
Definite lived intangible assets	786,705	46,640	740,065
Goodwill	1,119,957	(12,581)	1,132,538
Deferred income tax liabilities recorded in conjunction with the acquisition	(338,535)	(7,888)	(330,647)
Current liabilities assumed	(112,917)	(1,400)	(111,517)
Other liabilities assumed	(79,267)	(82)	(79,185)
Total	$2,478,830		$2,477,648

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

The Company incurred $0.9 million and $3.6 million of legal, accounting and other professional fees and expenses during the three and six month periods ended June 30, 2015, respectively, related to the merger with LIN.

Note 3: Segment Information

During 2015, as a result of the LIN Merger discussed in Note 2, the Company began assessing and internally reporting financial information for the broadcast business and the digital business separately. As a result, we now have two reportable operating segments, “Broadcast” and “Digital” that are disclosed separately from our corporate activities. The Broadcast segment includes 71 television stations that are either owned, operated or serviced by the Company in 48 U.S. markets, all of which are engaged principally in the sale of television advertising. The Digital segment includes the operating results of the digital companies (LIN Digital, LIN Mobile, HYFN, Dedicated Media, BiteSize TV, and Federated Media) as well as the business operations related to the television station companion websites. Unallocated corporate expenses primarily include costs to operate as a public company and to operate corporate locations.

The Company identifies operating segments based on how the chief operating decision maker (“CODM”) allocates resources, assesses performance and makes decisions. The CODM is the President, and Chief Executive Officer. The CODM evaluates performance and allocates resources based on operating income or loss for the Broadcast and Digital segments, excluding non-segment expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Revenues
Broadcast	$284,102	$148,156	$550,586	$287,150
Digital	36,421	5,955	66,671	10,879
Revenues	$320,523	$154,111	$617,257	$298,029

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Operating income
Broadcast	$96,165	$54,935	$176,986	$100,905
Digital	(909)	1,481	(3,100)	1,519
Segment operating income	95,256	56,416	173,886	102,424
Corporate and other expenses	(12,366)	(7,633)	(25,017)	(14,211)
Depreciation and amortization	(42,618)	(16,440)	(82,901)	(32,635)
Gain (loss) related to property and equipment, net	196	(992)	424	(221)
Merger-related expenses and restructuring expenses	(3,616)	(9,314)	(8,893)	(14,066)
Operating income	$36,852	$22,037	$57,499	$41,291

(in thousands)	June 30, 2015	December 31, 2014
Assets
Broadcast	$3,991,242	$4,062,428
Digital	360,181	373,718
Segment assets	4,351,423	4,436,146
Corporate	217,365	317,055
Total assets	$4,568,788	$4,753,201

Note 4: Variable Interest Entities

Shield Media Entities

Shield Media LLC and Shield Media Lansing LLC, through their respective subsidiaries, WXXA-TV LLC (“WXXA”) and WLAJ-TV LLC (“WLAJ”), have Joint Sales Agreements (“JSA”) and Shared Service Agreements (“SSA”) in place with the Company. Under these agreements the Company provides a variety of operational and administrative services for WXXA and WLAJ (the “Shield Stations”). In return, the Company is paid a JSA fee from the ad sales collected and is also paid an SSA fee for providing the operational services. If, in a given period, expenses incurred by WXXA and/or WLAJ exceed their revenue share and the Shield Stations are not in a position to pay the Company the JSA and/or SSA fees, the Company would be at a loss for the services provided. Under the JSA/SSA agreements, if at any time the Shield Stations default on its loan, the Company, as the guarantor of the Shield Station loans, would be the responsible party. Additionally, the Company has options to acquire the Shield Stations at any time, subject to FCC consent, until the expiration of the applicable JSA. The Company determined that the Shield stations are VIEs and as a result of the JSAs and/or SSAs, it has a variable interest in these entities.

Other JSA and SSA Entities

Beginning on December 19, 2014, the Company has a JSA and an SSA with WBDT Television, LLC (“WBDT”), a third party licensee for WBDT-TV in the Dayton, OH market. It also has JSAs and SSAs with affiliates of Vaughan Acquisition LLC (“Vaughan”), a third-party licensee for WYTV-TV in the Youngstown, OH market and KTKA-TV in the Topeka, KS market and SSAs with KASY-TV Licensee, LLC (“KASY”), a third-party licensee, for KWBQ-TV in the Santa Fe, NM market, KRWB-TV in the Roswell, NM market and KASY-TV in the Albuquerque, NM market. Under these agreements, the Company provides administrative services to these stations, has an obligation to reimburse certain of the stations' expenses, and is compensated through a performance-based fee structure that provides the Company the benefit of certain returns from the operation of these stations. The company determined that WBDT, Vaughan and KASY are VIEs and as a result of the JSAs and/or SSAs, it has a variable interest in these entities.

The Company is the primary beneficiary of the Shield Stations and other JSA and SSA entities described above and therefore, the financial results and financial position of these entities have been consolidated by the Company in accordance with the VIE accounting guidance.

The carrying amounts and classification of the assets and liabilities of the Shield Stations and the other JSA and SSA entities described above, which have been included in the consolidated balance sheets as of June 30, 2015, and December 31, 2014, were as follows:

(In thousands)	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$10,970	$3,846
Trade accounts receivable (less allowance for doubtful accounts 2015 - $82; 2014 - $99)	8,628	10,336
Prepaid expenses and other current assets	920	1,156
Total current assets	20,518	15,338
Property and equipment, net	3,528	5,402
Other assets, net	1,652	2,011
Definite lived intangible assets, net	33,870	34,885
Broadcast licenses	71,300	71,300
Goodwill	21,859	21,859
Total assets	$152,727	$150,795
Liabilities
Current liabilities
Trade accounts payable	$80	$56
Other accrued expenses and other current liabilities	2,282	6,839
Current installments of long-term debt	3,411	3,562
Total current liabilities	5,773	10,457
Long-term debt	26,520	28,150
Other liabilities	6,851	3,914
Total liabilities	$39,144	$42,521

The December 31, 2014 balances included above were adjusted to reflect the purchase price adjustment discussed in Note 2.

The assets of the Company’s consolidated VIEs can only be used to settle the obligations of the VIEs and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. At June 30, 2015, the Company has an option to acquire the assets or member's interest of the VIE entities that it may exercise if the FCC attribution rules change to permit the Company to acquire such interest. The option exercise price is of nominal value and significantly less than the carrying value of their tangible and intangible net assets. The options are carried at zero on the Company’s consolidated balance sheet, as any value attributable to the options is eliminated in the consolidation of the VIEs. In an order adopted in March 2014, the FCC concluded that JSAs should be “attributable” for purposes of the media ownership rules if they permit a television licensee to sell more than 15% of the commercial inventory of a television station owned by a third party in the same market. Stations with JSAs that would put them in violation of the new rules have until December 19, 2016 to amend or terminate those arrangements, unless they are able to obtain a waiver of such rules. Accordingly, absent further developments, or the grant of waivers, the Company will be required to modify or terminate its existing JSAs no later than December 19, 2016.

In July 2015 the Company received a $9 million dividend from the Shield Stations and these funds became available to settle the obligations of the Company.

Note 5: Debt and Other Financial Instruments

Long-term debt at June 30, 2015, and December 31, 2014, was as follows:

(In thousands)	2015	2014
Media General Credit Agreement	$1,566,000	$1,701,000
2022 Notes	400,000	400,000
2021 Notes	290,000	290,000
Shield Media Credit Agreement	28,400	29,600
Other borrowings	1,524	2,111
Total debt	2,285,924	2,422,711
Less: net unamortized discount	(9,825)	(10,768)
Less: scheduled current maturities	(3,404)	(11,781)

Long-term debt excluding current maturities	$2,272,695	$2,400,162

Media General Credit Agreement

In July 2013, the Company entered into a credit agreement with a syndicate of lenders to provide the Company with a term loan and access to a revolving credit facility. The funds borrowed under the credit agreement and subsequent amendments (together the "Credit Agreement") have been used by the Company to facilitate acquisitions and mergers. The term loan under the Credit Agreement matures in July 2020 and bears interest at LIBOR (with a floor of 1%) plus a margin of 3%.

The Company repaid $100 million and $135 million of principal on the term loan during the three and six months ended June 30, 2015, respectively. The early repayments of debt resulted in debt extinguishment costs of $1.8 million and $2.4 million during the three and six months ended June 30, 2015, respectively, due to the accelerated recognition of deferred debt-related items. As of June 30, 2015, there was $1.566 billion outstanding under the Credit Agreement.

The revolving credit facility under the Credit Agreement also includes revolving credit commitments of $150 million. The revolving credit facility matures in October 2019, bears an interest rate of LIBOR plus a margin of 2.75% and is subject to a 0.5% commitment fee per annum with respect to the undrawn portion of the facility. The Company has $147 million of availability under the revolving credit facility (giving effect to $3 million of letters of credit which have been issued but are undrawn).

Shield Media Credit Agreement

Shield Media LLC (and its subsidiary WXXA) and Shield Media Lansing LLC (and its subsidiary WLAJ) (collectively, “Shield Media”), companies that control subsidiaries with which the Company has joint sales and shared services arrangements for 2 stations as described in Note 4, entered into a new credit agreement with a syndicate of lenders, dated July 31, 2013. The term loans outstanding under this agreement mature in July 2018 and bear interest at LIBOR plus a margin of 3.25%. The Shield Media term loans are guaranteed by the Company and are secured by liens on substantially all of the assets of the Company, on a pari passu basis with the Credit Agreement. The Company repaid $0.6 million and $1.2 million of principal on the term loan during the three and six months ended June 30, 2015, respectively.

2022 Notes

On November 5, 2014, a wholly owned subsidiary of Old Media General completed the issuance of $400 million in aggregate principal amount of 5.875% Senior Unsecured Notes due in 2022 (the “2022 Notes”) in connection with the financing of the LIN Merger. The net proceeds from offering of the 2022 Notes were used to repay certain indebtedness of LIN Media in connection with the LIN Merger, including the satisfaction and discharge of LIN Television’s $200 million aggregate principal amount of 8.375% Senior Notes due 2018 and the payment of related fees and expenses. The 2022 Notes were issued under an indenture, dated as of November 5, 2014 (the “2022 Notes Indenture”). New Media General, as the new direct parent of LIN Television, and certain of the wholly owned subsidiaries of LIN Television provide full and unconditional guarantees to the 2022 Notes, on a senior basis.

2021 Notes

LIN Television’s previously issued 6.375% Senior Notes due 2021 with an aggregate principal amount outstanding of $290 million remained outstanding as of the Closing Date (the “2021 Notes”). Following the consummation of the LIN Merger, New Media General, as the new direct parent of LIN Television, and certain of the wholly owned subsidiaries of LIN Television provide full and unconditional guarantees of the 2021 Notes, on a senior basis.

Fair Value

The following table includes information about the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2015, and December 31, 2014:

	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets:
Investments
Trading securities	$449	$449	$449	$449
Liabilities:
Long-term debt:
Media General Credit Agreement	1,556,670	1,555,388	1,690,753	1,686,000
2022 Notes	398,163	395,357	398,038	397,000
2021 Notes	291,342	300,875	291,442	289,000
Shield Media Credit Agreement	28,400	28,400	29,600	29,600
Other borrowings	1,524	1,524	2,111	2,111

Trading securities held by the Supplemental 401(k) Plan are carried at fair value and are determined by reference to quoted market prices.

The fair value of the 2021 Notes was determined by reference to the most recent trading prices. The fair value of all other debt instruments were determined using discounted cash flow analysis' and an estimate of the current borrowing rate.

Under the fair value hierarchy, the Company’s trading securities fall under Level 1 (quoted prices in active markets), the 2021 Notes fall under Level 2 (other observable inputs) and the Media General Credit Agreement, 2022 Notes, Shield Media Credit Agreement and the Other Borrowings fall under Level 3 (unobservable inputs).

Note 6: Taxes on Income

The effective tax rate was 43.3% in the second quarter of 2015 as compared to 44.5% in the second quarter of 2014 and 69.6% in the first six months of 2015 as compared 42.7% in the equivalent prior-year period.  The high tax rate in both periods was due primarily to the relative dollar amount of merger-related expenses (a significant portion of which will not be deductible) and other permanent book-tax differences, as compared to much lower levels of pre-tax income.  The tax expense in both years was predominantly non-cash due to the Company’s interim net loss for tax purposes and significant net operating loss carryover.  Current tax expense was approximately $1.3 million and $0.2 million in the second quarter of 2015 and 2014 respectively and was approximately $1.5 million and $0.3 million in the first six months of 2015, and 2014, respectively; it was attributable to state income taxes.

Note 7: Earnings Per Share

The following table sets forth the computation of basic and diluted income per share for the three and six months ended June 30, 2015, and 2014:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
(In thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income attributable to Media General	$1,635			$6,786

Undistributed earnings attributable to participating securities	(4)			(43)

Basic EPS
Income attributable to common stockholders	$1,631	129,201	$0.01	$6,743	88,473	$0.08

Effect of dilutive securities:
Stock options and warrants		1,435			519

Diluted EPS
Income attributable to common stockholders	$1,631	130,636	$0.01	$6,743	88,992	$0.08

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
(In thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income (loss) attributable to Media General	$(5,798)			$12,171

Undistributed earnings attributable to participating securities	—			(84)

Basic EPS
Income (loss) attributable to common stockholders	$(5,798)	129,275	$(0.04)	$12,087	88,399	$0.14

Effect of dilutive securities:
Stock options and warrants		—			512

Diluted EPS
Income (loss) attributable to common stockholders	$(5,798)	129,275	$(0.04)	$12,087	88,911	$0.14

We have excluded 1.5 million of common shares issuable for share options and restricted shares from the calculation of diluted earnings per share for the six months ended June 30, 2015 because the net loss causes these shares to be anti-dilutive.

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

The following tables provide the components of net periodic benefit cost (income) for the Company’s benefit plans for the second quarters and first six months of 2015 and 2014:

	Three Months Ended
	Pension Benefits		Other Benefits
(In thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Service cost	$—	$43	$40	$18
Interest cost	4,056	5,554	390	277
Expected return on plan assets	(5,472)	(6,762)	—	—
Amortization of net loss	142	—	—	—
Net periodic benefit (income) cost	$(1,274)	$(1,165)	$430	$295

	Six Months Ended
	Pension Benefits		Other Benefits
(In thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Service cost	$—	$85	$50	$40
Interest cost	11,456	11,060	500	538
Expected return on plan assets	(15,453)	(13,433)	—	—
Amortization of net loss	400	—	—	—
Net periodic benefit (income) cost	$(3,597)	$(2,288)	$550	$578

Note 9: Stockholders’ Equity

The following table shows the components of the Company’s stockholders’ equity as of and for the six months ended June 30, 2015:

			Accumulated Other		Total
	Common Stock		Comprehensive	Retained	Stockholders'
(In thousands)	Voting	Non-Voting	Income	Earnings	Equity
Balance at December 31, 2014	$1,322,284	$—	$(36,445)	$214,582	$1,500,421
Net income attributable to Media General	—	—	—	(5,798)	(5,798)
Exercise of stock options	1,211	—	—	—	1,211
Stock-based compensation	6,860	—	—	—	6,860
Revaluation of redeemable noncontrolling interest	—	—	—	(1,431)	(1,431)
Repurchases of Voting Common Stock	(18,747)	—	—	—	(18,747)
Other	(467)	—	—	—	(467)
Balance at June 30, 2015	$1,311,141	$—	$(36,445)	$207,353	$1,482,049

The following table shows the components of the Company’s stockholders’ equity as of and for the six months ended June 30, 2014:

			Accumulated Other		Total
	Common Stock		Comprehensive	Retained	Stockholders'
(In thousands)	Voting	Non-Voting	Loss	Earnings	Equity
Balance at December 31, 2013	$557,754	$12,483	$5,668	$161,076	$736,981
Net income attributable to Media General	—	—	—	12,171	12,171
Conversion of non-voting to voting common stock	2,102	(2,102)	—	—	—
Exercise of stock options	472	—	—	—	472
Stock-based compensation	1,889	—	—	—	1,889
Director deferred stock units	7,361	—	—	—	7,361
Other	(84)	—	—	—	(84)
Balance at June 30, 2014	$569,494	$10,381	$5,668	$173,247	$758,790

Note 10: Other

During the second quarter of 2015 the Company repurchased 1.1 million shares of its outstanding voting common stock at an average price of $16.44 for $19 million under the share repurchase program approved by the Board of Directors of the Company. The share repurchase program expires on December 31, 2015.

The Company received $120 million of restricted cash in a qualified intermediary (a consolidated entity) from the 2014 sale of the WJAR-TV station discussed in Note 2. In June of 2015, the restricted cash was released from the qualified intermediary and remitted to the Company.

In April 2015, the Company acquired the remaining noncontrolling interest in the Dedicated Media subsidiary for a purchase price of $11 million. As a result of the transaction, Dedicated Media was 100% owned by the Company during the second quarter of 2015.

The Company also recorded $2.5 million and $5.6 million of non-operating gains in the three and six month periods ended June 30, 2015, respectively, related to the relocation of broadcast channels in the Lansing, Michigan and Austin, Texas markets.

Note 11: Guarantor Financial Information

LIN Television, a 100% owned subsidiary of New Media General, is the primary obligor of the 2021 Notes and 2022 Notes. New Media General fully and unconditionally guarantees all of LIN Television’s obligations under the 2021 Notes and the 2022 Notes on a joint and several basis. Additionally, all of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s obligations under the 2021 Notes and 2022 Notes on a joint and several basis. There are certain limitations in the ability of the subsidiaries to pay dividends to New Media General. The following financial information presents condensed consolidating balance sheets, statements of operations, and statements of cash flows for New Media General, LIN Television (as the issuer), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries, together with certain eliminations.

Media General, Inc.
Condensed Consolidating Balance Sheet
June 30, 2015
(in thousands)

	New Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$13,962	$46,599	$11,517	$—	$72,078
Trade accounts receivable, net	—	55,161	175,769	15,365	—	246,295
Current deferred tax asset	—	—	51,692	40	—	51,732
Prepaid expenses and other current assets	—	7,929	21,576	7,234	—	36,739
Total current assets	—	77,052	295,636	34,156	—	406,844
Property and equipment, net	—	175,014	304,609	3,958	—	483,581
Other assets, net	—	13,946	55,230	2,114	—	71,290
Definite lived intangible assets, net	—	384,620	483,859	44,008	—	912,487
Broadcast licenses	—	—	1,025,800	71,300	—	1,097,100
Goodwill	—	527,077	977,570	92,839	—	1,597,486
Advances to consolidated subsidiaries	—	(157,217)	166,231	(9,014)	—	—
Investment in consolidated subsidiaries	1,482,049	1,313,747	—	—	(2,795,796)	—
Total assets	$1,482,049	$2,334,239	$3,308,935	$239,361	$(2,795,796)	$4,568,788

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$—	$3,642	$28,225	$1,426	$—	$33,293
Accrued salaries and wages	—	5,604	18,606	612	—	24,822
Other accrued expenses and other current liabilities	—	27,296	77,372	4,272	—	108,940
Current installments of long-term debt	—	—	—	3,404	—	3,404
Current installments of obligation under capital leases	—	520	290	46	—	856
Total current liabilities	—	37,062	124,493	9,760	—	171,315
Long-term debt	—	689,505	1,556,670	26,520	—	2,272,695
Deferred tax liability and other long-term tax liabilities	—	73,090	286,877	(738)	—	359,229
Long-term capital lease obligations	—	13,242	1,182	12	—	14,436
Retirement and postretirement plans	—	34,785	168,209	—	—	202,994
Other liabilities	—	4,506	28,407	2,092	—	35,005
Total liabilities	—	852,190	2,165,838	37,646	—	3,055,674

Noncontrolling interests	—	—	—	31,065	—	31,065

Total stockholders (deficit) equity	1,482,049	1,482,049	1,143,097	170,650	(2,795,796)	1,482,049
Total liabilities, noncontrolling interest and stockholders' equity (deficit)	$1,482,049	$2,334,239	$3,308,935	$239,361	$(2,795,796)	$4,568,788

Media General, Inc.
Condensed Consolidating Balance Sheet
December 31, 2014
(in thousands)

	New Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,388	$9,658	$27,371	$4,503	$—	$43,920
Trade accounts receivable, net	—	82,909	168,862	13,398	—	265,169
Restricted cash at qualified intermediary			119,903			119,903
Current deferred tax asset	—	3,492	52,222	40	—	55,754
Prepaid expenses and other current assets	—	18,724	11,396	8,978	—	39,098
Total current assets	2,388	114,783	379,754	26,919	—	523,844
Property and equipment, net	—	179,057	314,534	5,881	—	499,472
Other assets, net	—	8,565	67,961	2,473	—	78,999
Definite lived intangible assets, net	—	403,866	506,619	45,815	—	956,300
Broadcast licenses	—	—	1,025,800	71,300	—	1,097,100
Goodwill	—	527,077	977,570	92,839	—	1,597,486
Advances to consolidated subsidiaries	2,021	(456,741)	456,359	(1,639)		—
Investment in consolidated subsidiaries	1,496,012	1,319,033	—	—	(2,815,045)	—
Total assets	$1,500,421	$2,095,640	$3,728,597	$243,588	$(2,815,045)	$4,753,201

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$—	$4,014	$31,794	$551	$—	$36,359
Accrued salaries and wages	—	9,384	26,536	714	—	36,634
Other accrued expenses and other current liabilities	—	43,901	53,042	7,149	—	104,092
Current installments of long-term debt	—	—	8,218	3,563	—	11,781
Current installments of obligation under capital leases	—	441	303	71	—	815
Total current liabilities	—	57,740	119,893	12,048	—	189,681
Long-term debt	—	291,442	2,080,570	28,150	—	2,400,162
Deferred tax liability and other long-term tax liabilities	—	193,293	168,171	2,825	—	364,289
Long-term capital lease obligations	—	13,529	1,312	28	—	14,869
Retirement and postretirement plans	—	33,031	178,233	—	—	211,264
Other liabilities	—	10,593	22,037	5,404	—	38,034
Total liabilities	—	599,628	2,570,216	48,455	—	3,218,299

Noncontrolling interests	—	—	10,981	23,500	—	34,481

Total stockholders (deficit) equity	1,500,421	1,496,012	1,147,400	171,633	(2,815,045)	1,500,421
Total liabilities, noncontrolling interest and stockholders' equity (deficit)	$1,500,421	$2,095,640	$3,728,597	$243,588	$(2,815,045)	$4,753,201

Media General, Inc.
Condensed Consolidated Statement of Comprehensive Income
For the Three Months Ended June 30, 2015
(in thousands)

	New Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net operating revenue	$—	$94,258	$216,770	$16,941	$(7,446)	$320,523

Operating costs:
Operating expenses, excluding depreciation expense	—	40,294	88,410	9,856	(4,391)	134,169
Selling, general and administrative expenses	—	22,193	53,009	4,152	(303)	79,051
Amortization of program licenses rights	—	4,363	7,250	434	—	12,047
Corporate and other expenses	—	2,661	9,703	2	—	12,366
Depreciation and amortization	—	15,522	24,562	2,534	—	42,618
(Gain) loss related to property and equipment, net	—	165	(361)	—	—	(196)
Merger-related expenses and restructuring expenses	—	950	2,666	—	—	3,616
Operating income (loss)	$—	$8,110	$31,531	$(37)	$(2,752)	$36,852

Other income (expense):
Interest expense, net	(1)	9,555	19,325	409	—	29,288
Debt modification and extinguishment costs	—	—	1,827	—	—	1,827
Intercompany income and (expenses)	—	763	(949)	186	—	—
Other, net	—	(4)	(118)	(2,500)	—	(2,622)
Total other income (expense)	(1)	10,314	20,085	(1,905)	—	28,493

Income from operations of consolidated subsidiaries	1	(2,204)	11,446	1,868	(2,752)	8,359
Income tax (benefit) expense	—	(1,325)	5,599	(658)	—	3,616
Net income (loss) from continuing operations	1	(879)	5,847	2,526	(2,752)	4,743

Equity in income (loss) from operations of consolidated subsidiaries	1,634	2,511	—	—	(4,145)	—
Net income (loss) from continuing operations	1,635	1,632	5,847	2,526	(6,897)	4,743

Net income (loss) attributable to noncontrolling interest	—	—	—	3,108	—	3,108
Net income (loss) attributable to Media General	1,635	1,632	5,847	(582)	(6,897)	1,635

Other comprehensive income	—	—	—	—	—	—
Total comprehensive income (loss)	1,635	1,632	5,847	2,526	(6,897)	4,743

Other comprehensive loss attributable to noncontrolling interest	—	—	—	—	—	—
Total comprehensive income (loss) attributable to Media General	1,635	1,632	5,847	(582)	(6,897)	1,635

Media General, Inc.
Condensed Consolidated Statement of Comprehensive Income
For the Six Months Ended June 30, 2015
(in thousands)

	New Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net operating revenue	$—	$182,476	$416,500	$30,683	$(12,402)	$617,257

Operating costs:
Operating expenses, excluding depreciation expense	—	77,893	172,169	17,398	(7,415)	260,045
Selling, general and administrative expenses	—	45,717	106,227	8,289	(712)	159,521
Amortization of program licenses rights	—	8,541	14,351	913	—	23,805
Corporate and other expenses	—	5,862	19,161	(6)	—	25,017
Depreciation and amortization	—	29,658	49,234	4,009	—	82,901
(Gain) loss related to property and equipment, net	—	129	(553)	—	—	(424)
Merger-related expenses and restructuring expenses	—	2,324	6,569	—	—	8,893
Operating income (loss)	$—	$12,352	$49,342	$80	$(4,275)	$57,499

Other income (expense):
Interest expense, net	—	20,205	39,412	694	—	60,311
Debt modification and extinguishment costs	—	—	2,440	—	—	2,440
Intercompany income and (expenses)	—	6,298	(6,716)	418	—	—
Other, net	—	(86)	(826)	(5,000)	—	(5,912)
Total other income (expense)	—	26,417	34,310	(3,888)	—	56,839

Income from operations of consolidated subsidiaries	—	(14,065)	15,032	3,968	(4,275)	660
Income tax (benefit) expense	—	(6,188)	7,873	(1,226)	—	459
Net income (loss) from continuing operations	—	(7,877)	7,159	5,194	(4,275)	201

Equity in income (loss) from operations of consolidated subsidiaries	(5,798)	2,077	—	—	3,721	—
Net income (loss) from continuing operations	(5,798)	(5,800)	7,159	5,194	(554)	201

Net income (loss) attributable to noncontrolling interest	—	—	(178)	6,177	—	5,999
Net income (loss) attributable to Media General	(5,798)	(5,800)	7,337	(983)	(554)	(5,798)

Other comprehensive income	—	—	—	—	—	—
Total comprehensive income (loss)	(5,798)	(5,800)	7,159	5,194	(554)	201

Other comprehensive loss attributable to noncontrolling interest	—	—	—	—	—	—
Total comprehensive income (loss) attributable to Media General	(5,798)	(5,800)	7,337	(983)	(554)	(5,798)

Media General, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2014
(In thousands)

	New Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Net operating revenue	$—	$—	$149,442	$4,669	$—	$154,111
Operating costs:
Operating expenses, excluding depreciation expense	—	—	49,165	1,653	—	50,818
Selling, general and administrative expenses	—	—	39,758	2,172	—	41,930
Amortization of program license rights	—	—	4,701	246	—	4,947
Corporate and other expenses	—	—	7,558	75	—	7,633
Depreciation and amortization	—	—	16,246	194	—	16,440
Gain related to property and equipment, net	—	—	992	—	—	992
Merger-related expenses and restructuring expenses	—	—	9,314	—	—	9,314
Operating income	$—	$—	$21,708	$329	$—	$22,037

Other income (expense)
Interest expense	—	—	(9,308)	(308)	—	(9,616)
Debt modification and extinguishment costs	—	—	(85)	—	—	(85)
Other, net	—	—	75	10	—	85
Total other income (expense)	—	—	(9,318)	(298)	—	(9,616)

Income before income taxes from operations of consolidated subsidiaries	—	—	12,390	31	—	12,421
Income tax expense	—	—	(5,529)	—	—	(5,529)
Net income (loss) from continuing operations	—	—	6,861	31	—	6,892

Equity in income (loss) from operations of consolidated subsidiaries	—	—	—	—	—	—
Net Income (loss)	—	—	6,861	31	—	6,892

Net income attributable to noncontrolling interests	—	—	—	106	—	106
Net income (loss) attributable to Media General	—	—	6,861	(75)	—	6,786

Other comprehensive income	—	—	—	—	—	—
Total comprehensive income (loss)	—	—	6,861	31	—	6,892

Other comprehensive income attributable to noncontrolling interest	—	—	—	106	—	106
Total comprehensive income (loss) attributable to Media General	—	—	6,861	(75)	—	6,786

Media General, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2014
(In thousands)

	New Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Net operating revenue	$—	$—	$289,078	$8,951	$—	$298,029
Operating costs:
Operating expenses, excluding depreciation expense	—	—	98,314	3,119	—	101,433
Selling, general and administrative expenses	—	—	80,122	4,140	—	84,262
Amortization of program license rights	—	—	9,357	553	—	9,910
Corporate and other expenses	—	—	14,269	(58)	—	14,211
Depreciation and amortization	—	—	32,252	383	—	32,635
Gain related to property and equipment, net	—	—	221	—	—	221
Merger-related expenses and restructuring expenses	—	—	14,066	—	—	14,066
Operating income	$—	$—	$40,477	$814	$—	$41,291

Other income (expense)
Interest expense	—	—	(18,989)	(617)	—	(19,606)
Debt modification and extinguishment costs	—	—	(183)	—	—	(183)
Other, net	—	—	(20)	20	—	—
Total other income (expense)	—	—	(19,192)	(597)	—	(19,789)

Income before income taxes from operations of consolidated subsidiaries	—	—	21,285	217	—	21,502
Income tax expense	—	—	(9,171)	—	—	(9,171)
Net income (loss) from continuing operations	—	—	12,114	217	—	12,331

Equity in income (loss) from operations of consolidated subsidiaries	—	—	—	—	—	—
Net Income (loss)	—	—	12,114	217	—	12,331

Net income attributable to noncontrolling interests	—	—	—	160	—	160
Net income (loss) attributable to Media General	—	—	12,114	57	—	12,171

Other comprehensive income	—	—	—	—	—	—
Total comprehensive income (loss)	—	—	12,114	217	—	12,331

Other comprehensive income attributable to noncontrolling interest	—	—	—	160	—	160
Total comprehensive income (loss) attributable to Media General	—	—	12,114	57	—	12,171

Media General, Inc.
Condensed Consolidating Statement of Cash Flows
Year to date through June 30, 2015
(In thousands)

	New Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Cash flows from operating activities:
Net cash provided (used) by operating activities	$(1,402)	$6,528	$83,285	$7,977	$—	$96,388

Cash flows from investing activities:
Capital expenditures	—	(8,610)	(13,876)	(1,564)	—	(24,050)
Release of restricted cash at qualified intermediary	—	—	119,903	—	—	119,903
Proceeds from the sale of PP&E	—	50	641	—	—	691
Proceeds from spectrum sale	—	—	620	2,500	—	3,120
Receipt of dividend	—	39,005	—	—	(39,005)	—
Payments from intercompany borrowings	2,025	—	24,230	—	(26,255)	—
Payment of capital contributions	(3,011)	—	—	—	3,011	—
Other, net	—	—	—	(69)	—	(69)
Net cash provided (used) by investing activities	(986)	30,445	131,518	867	(62,249)	99,595

Cash flows from financing activities:
Repayment of borrowings under Media General Credit Agreement	—	—	(135,000)	—	—	(135,000)
Repayment of borrowings under Shield Media Credit Agreement	—	—	—	(1,200)	—	(1,200)
Repayment of other borrowings	—	—	—	(580)	—	(580)
Payment for share repurchases	—	—	(18,747)	—	—	(18,747)
Payment of dividend	—	—	(39,005)	—	39,005	—
Payments on intercompany borrowing	—	(26,255)	—	—	26,255	—
Payment for the acquisition of noncontrolling interest	—	(9,218)	—	—	—	(9,218)
Receipt of capital contributions	—	3,011	—	—	(3,011)	—
Cash paid for debt modification	—	—	(3,425)	—	—	(3,425)
Other, net	—	(207)	602	(50)	—	345
Net cash provided (used) by financing activities	—	(32,669)	(195,575)	(1,830)	62,249	(167,825)

Net increase (decrease) in cash and cash equivalents	(2,388)	4,304	19,228	7,014	—	28,158
Cash and cash equivalents at beginning of period	2,388	9,658	27,371	4,503	—	43,920
Cash and cash equivalents at end of period	$—	$13,962	$46,599	$11,517	$—	$72,078

Media General, Inc.
Condensed Consolidating Statement of Cash Flows
Year to date through June 30, 2014
(In thousands)

	New Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Cash flows from operating activities:
Net cash provided (used) by operating activities	$—	$—	$3,415	$(596)	$—	$2,819

Cash flows from investing activities:
Capital expenditures	—	—	(8,368)	(4)	—	(8,372)
Payment/deposit for acquisition of station assets	—	—	(8,340)	—	—	(8,340)
Collateral refunds related to letters of credit	—	—	980	—	—	980
Deferred proceeds related to sale of property	—	—	24,535	—	—	24,535
Proceeds from sale the of PP&E	—	—	1,072	—	—	1,072
Net cash provided (used) by investing activities	—	—	9,879	(4)	—	9,875

Cash flows from financing activities:
Principal borrowings under revolving credit facility	—	—	10,000	—	—	10,000
Repayment of borrowings under revolving credit facility	—	—	(10,000)	—	—	(10,000)
Repayment of borrowings under Media General Credit Agreement	—	—	(64,000)	—	—	(64,000)
Repayment of borrowings under Shield Media Credit Agreement	—	—	—	(1,200)	—	(1,200)
Other, net	—	—	(946)	—	—	(946)
Net cash used by financing activities	—	—	(64,946)	(1,200)	—	(66,146)

Net decrease in cash and cash equivalents	—	—	(51,652)	(1,800)	—	(53,452)
Cash and cash equivalents at beginning of period	—	—	67,508	4,110	—	71,618
Cash and cash equivalents at end of period	$—	$—	$15,856	$2,310	$—	$18,166

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Media General is one of the U.S.’s largest connected-screen multimedia companies, providing top-rated news, information and entertainment in attractive markets. Media General first entered the local television business in 1955 when it launched WFLA in Tampa, Florida as an NBC affiliate.

On December 19, 2014, Media General, Inc., now known as MGOC, Inc. (“Old Media General”) and LIN Media LLC, a Delaware limited liability company (“LIN Media”) were combined in a business combination transaction (the “LIN Merger”). As a result of this merger, Media General, Inc., formerly known as Mercury New Holdco, Inc. (“New Media General,” “Media General” or the “Company”) became the parent public reporting company of the combined company; LIN Television Corporation (“LIN Television”) became a direct, wholly owned subsidiary of New Media General; and Old Media General became a direct, wholly owned subsidiary of LIN Television and an indirect, wholly owned subsidiary of New Media General. References to Media General or the Company that include any period at and before effectiveness of the LIN Merger shall be deemed to refer to Old Media General as the predecessor registrant to New Media General. On September 2, 2014, the Company acquired a television station located in Harrisburg, Pennsylvania.

Concurrently with the closing of the LIN Merger, the Company acquired television stations in Colorado Springs, Colorado and Tampa, Florida, and sold television stations in Providence, Rhode Island; Green Bay-Appleton, Wisconsin; Savannah, Georgia; Birmingham, Alabama; and Mobile, Alabama (collectively, the “LIN Related Transactions”).

After the LIN Merger and the LIN Related Transactions, Media General, Inc. now owns or operates 71 network-affiliated broadcast television stations (twenty-two with CBS, fourteen with NBC, twelve with ABC, eight with FOX, eight with CW and seven with MyNetworkTV) and their associated digital media and mobile platforms, in 48 markets. These stations reach approximately 23% of U.S. TV households, and the Company reaches approximately two-thirds of the US Internet audience. Fifty-one of the 71 stations are located in the top 100 designated market areas as grouped by Nielsen (“DMAs”), while 27 of the 71 stations are located in the top 50 markets.

The Company also has one of the largest and most diverse digital media businesses in the U.S. television broadcasting industry, with a portfolio that includes LIN Digital, LIN Mobile, Federated Media, HYFN, Dedicated Media and BiteSizeTV.

RESULTS OF OPERATIONS

The Company recorded net income attributable to Media General of $1.6 million in the second quarter of 2015 ($0.01 per diluted share) and a net loss attributable to Media General of $5.8 million during the first six months of 2015 (($0.04) per diluted share), compared to net income attributable to Old Media General of $6.8 million and $12.2 million ($0.08 and $0.14 per diluted share) in the equivalent periods of 2014. Net income attributable to Media General for the second quarter of 2015 included $3.6 million of merger-related and restructuring expenses related to the LIN Merger, a significant portion of which are not deductible for tax purposes. The Company's results during the first six months of 2015 included non-operating gains of $5.6 million (in Other, net) on the relocation of broadcast channels in Lansing, Michigan and Austin, Texas and a $2.5 million reduction in Operating expenses for settlement proceeds related to overcharges by a music licensing agency.

Net income for the second quarter and first six months of 2015 was $4.7 million and $0.2 million, respectively, and included income attributable to noncontrolling interests of $3.1 million and $6.0 million, respectively. The income attributable to noncontrolling interests represents the aggregate income of certain stations operated by the Company through JSA/SSA arrangements as well as the investment in HYFN Inc., a digital media operation. The remaining noncontrolling interest in Dedicated Media (also acquired in the LIN Merger) was acquired by the Company on April 1, 2015.

The Company generated $96 million and $177 million of operating income from its Broadcast segment in the second quarter and first six month periods of 2015, respectively. Its Digital segment incurred operating losses of $0.9 million and $3.1 million during the same periods.

As described earlier, the Company completed the LIN Merger during the fourth quarter of 2014. As a result, the financial statements reflect only Old Media General's results of operations during the 2014 quarter and year-to-date periods while the results of operations for the 2015 periods are reflective of the combined company.

REVENUES

Revenues were $321 million and $617 million in the second quarter and first six months of 2015, respectively, compared to $154 million and $298 million in the same prior-year periods. The increase in 2015 revenues is due overwhelmingly to the net acquisition activity discussed in the paragraph above. To allow investors to compare the revenue generated by the combined company’s 71 stations and digital companies during the three and six months ended June 30, 2015, to revenue generated by those stations and digital companies in the aggregate during the three and six months ended June 30, 2014, the Company has provided a non-GAAP comparison of the adjusted net operating revenue for the combined company for the three and six months ended June 30, 2014, along with the year-to-year percentage change. These combined company numbers presented for the three and six months ended June 30, 2014, were derived by making the following adjustments to the revenues reported on the statement of comprehensive income for the same periods:

•
adding LIN’s revenues for the three and six months ended June 30, 2014, and excluding the stations sold in Providence, Rhode Island (WJAR); Green Bay-Appleton, Wisconsin (WLUK and WCWF); Savannah, Georgia (WJCL and certain assets of WTGS); Birmingham, Alabama (WVTM); and Mobile, Alabama (WALA) as part of the business combination transaction;

•	adding revenues for the three and six months ended June 30, 2014 of the acquired stations in Harrisburg, Pennsylvania (WHTM); Colorado Springs, Colorado (KXRM and KXTU); and Tampa, Florida (WTTA);

•	including adjustments as though the BiteSize TV and Federated Media entities had been owned for the full three and six month periods ended June 30, 2014;

•	excluding activity attributable to the Nami entity, which was disposed of by LIN prior to the LIN Merger; and

•	including adjustments to reflect the change from a CBS to a CW affiliation for the Indianapolis, Indiana station as of January 1, 2014. The station converted to a CW affiliation on January 1, 2015.

The Company provides these non-GAAP financial results for the combined company because the Company believes these metrics will better allow investors, financial analysts and others to evaluate period-over-period changes in the financial results of the Company’s existing operations.

	Three Months Ended
			(As Reported)		(As Adjusted)
(Unaudited, in thousands)	June 30, 2015	% of Total	June 30, 2014	Adjustments	June 30, 2014	Percent Change
Local	$220,143	68.7%	$105,721	$95,533	$201,254	9.4%
National	52,955	16.5%	27,192	26,649	53,841	(1.6)%
Political	2,628	0.8%	8,467	3,752	12,219	(78.5)%
Digital	36,421	11.4%	5,955	35,808	41,763	(12.8)%
Other	8,376	2.6%	6,776	1,804	8,580	(2.4)%
Net operating revenue, as adjusted	$320,523		$154,111		$317,657	0.9%

	Six Months Ended
			(As Reported)		(As Adjusted)
(Unaudited, in thousands)	June 30, 2015	% of Total	June 30, 2014	Adjustments	June 30, 2014	Percent Change
Local	$427,027	69.2%	$206,155	$183,476	$389,631	9.6%
National	102,072	16.5%	53,841	51,460	105,301	(3.1)%
Political	3,742	0.6%	12,689	4,973	17,662	(78.8)%
Digital	66,671	10.8%	10,879	63,379	74,258	(10.2)%
Other	17,745	2.9%	14,465	3,483	17,948	(1.1)%
Net operating revenue, as adjusted	$617,257		$298,029		$604,800	2.1%

Local revenue for the combined company was up $19 million and $37 million during the three and six months ended June 30, 2015, respectively, as a result of increased retransmission revenue and, to a lesser extent, an increase in core local advertising. National advertising revenue decreased $3.2 million during the six months ended June 30, 2015 as compared to the prior-year equivalent period primarily due to revenues from the Sochi Winter Olympic games on the Company’s NBC affiliates during February 2014 combined with a decline in automotive spending. Political revenue for the combined company declined by nearly 80% during the three and six months ended June 30, 2015 as compared to the prior-year equivalent periods due to the fact that 2015 is not a national election year. The decreases of 12.8% and 10.2% in Digital revenue during the three and six months ended June 30, 2015, respectively, were largely caused by the completion of the planned business transformation of Federated Media sales staff and pricing pressure from programmatic advertising buying, for which the Company has instituted an automated buying strategy during the 2nd Quarter of 2015.

OPERATING COSTS

Operating costs as reported on the consolidated statements of comprehensive income increased $152 million and $303 million in the second quarter and first six months of 2015, respectively, from the prior-year equivalent periods overwhelmingly due to the merger with LIN Media, as previously described. Also contributing to the increase in operating costs were higher network programming payments driven by the increase in retransmission revenue and the impact of network affiliation renewal agreements. In addition, operating costs increased due to higher compensation and healthcare costs. The Company believes that a comparison of operating costs on an as adjusted basis (making similar adjustments as described for revenue above) better allows investors, financial analysts and others to evaluate year-over-year changes in the financial results of the Company’s existing stations. On an as adjusted basis, operating costs increased $18 million and $41 million to $284 million and $560 million during the second quarter and first six months of 2015, respectively, from the equivalent prior-year periods. The increases during both the quarter and year-to-date periods are due in large part to increased network programming payments, which rose $17 million and $34 million for the three and six months ended June 30, 2015, respectively. Absent the higher network payments, operating costs increased $1 million (or less than 1%) and $6.9 million (or 1.5%) from the equivalent prior-year quarter and year-to-date periods, reflecting merger related synergies and effective expense management. Higher depreciation and amortization expense during the quarter and year-to-date 2015 periods also contributed to the increase.

Corporate and other expenses as reported on the consolidated statements of comprehensive income increased by $4.7 million and $10.8 million in the three and six months ended June 30, 2015, respectively, primarily due to the impact of stock-based compensation, which rose $4.2 million and $8.3 million, respectively.

Depreciation and amortization expense as reported on the consolidated statements of comprehensive income was $43 million and $83 million in the three and six months ended June 30, 2015, compared to $16 million and $33 million in the corresponding prior-year periods. The increase was primarily the result of additional assets acquired resulting from the mergers, although new capital investments contributed to a lesser extent.

The Company also recorded $3.6 million and $9.3 million of merger-related and restructuring costs in the second quarter of 2015 and 2014, respectively, as shown on the consolidated statements of comprehensive income primarily for employee restructuring, investment banking and professional fees related to the LIN Merger and the merger with Young Broadcasting(reflected in 2014 only).

INTEREST EXPENSE

Interest expense of more than $60 million in the first six months of 2015 tripled interest expense in the corresponding period of 2014 due to additional debt related to the LIN Merger. The Company’s effective interest rate increased from 4.4% in the three and six month periods ended June 30, 2014 (based on $870 million and $893 million of average outstanding debt, respectively) to 4.98% and 5.09% during the equivalent periods of 2015, respectively (based on $2.4 billion of average outstanding debt for both periods). The increase is due to the higher interest rates attached to the 2021 Notes assumed as part of LIN Merger and 2022 Notes issued related to the LIN Merger transaction.

During the first six months of 2015, the Company repaid $135 million of principal on the Media General term loan (as well as $1.2 million and $0.6 million on the Shield loans and Other borrowings, respectively). The Company was only required to make aggregate principal payments of $6 million during the first six months of 2015.

INCOME TAXES

The effective tax rate was 43.3% in the second quarter of 2015 as compared to 44.5% in the second quarter of 2014 and 69.6% in the first six months of 2015 as compared 42.7% in the equivalent prior-year period.  The high tax rate in both periods was due primarily to the relative dollar amount of merger-related expenses (a significant portion of which will not be deductible) and other permanent book-tax differences, as compared to much lower levels of pre-tax income.  The tax expense in both years was predominantly non-cash due to the Company’s interim net loss for tax purposes and significant net operating loss carryover.  Current tax expense was approximately $1.3 million and $0.2 million in the second quarter of 2015 and 2014 respectively and was approximately $1.5 million and $0.3 million in the first six months of 2015, and 2014, respectively; it was attributable to state income taxes.

The Company records income tax expense using the liability method, under which deferred tax assets and liabilities are recorded for the differing treatments of various items for financial reporting versus tax reporting purposes. The Company evaluates the need for a valuation allowance for deferred tax assets. Included in that analysis is the fact that the Company has carried forward $647 million of net operating losses (NOLs) as of June 30, 2015. The analysis shows that, although there are limitations in future years, the Company anticipates being able to use the NOLs recorded before they expire over the course of the next 20 years.

OTHER

The Company received $120 million of restricted cash in a qualified intermediary (a consolidated entity) from the 2014 sale of the WJAR-TV station. In June of 2015, the restricted cash was released from the qualified intermediary and remitted to the Company as suitable replacement property was not identified and purchased.

In March of 2015, the Company received $2.5 million in settlement proceeds as a party to an industry-wide lawsuit alleging overcharges by a music licensing agency. The settlement proceeds were recorded as a reduction in Operating expenses.

The Company entered into agreements with a telecommunications company to relocate broadcast channels in our Lansing, Michigan and Austin, Texas markets. For the three and six months periods ended June 30, 2015, the Company recorded non-operating gains of $2.5 million and $5.6 million, respectively, related to these agreements for the completion of the relocation. In July 2015 the Company received a performance payment from Shield Media related to its channel relocation in Lansing, Michigan. The performance payment was included in a $9 million dividend discussed in Note 4.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash flow from operations, but it also has access to the $150 million revolving credit facility and cash on its balance sheet. The Company has $147 million of availability under the revolving credit facility (giving effect to $3 million of letters of credit which have been issued but are undrawn) and $72 million of cash on its balance sheet as of June 30, 2015. There is $11 million of cash in the consolidated balance sheet as of June 30, 2015 which can only be used to settle the obligations of the VIEs as discussed in Note 4. The LIN Merger has enhanced the Company’s ability to generate cash, particularly in even-numbered years when Political and Olympic revenues are most prominent. The Company may also consider using its cash flow along with both debt and equity for further acquisitions or other corporate initiatives.

On March 31, 2015, the Board of Directors of the Company approved a share repurchase program expiring December 31, 2015, which authorizes the Company to purchase up to $120 million of its outstanding shares of common stock. The Company purchased 1.1 million shares of common stock at an average price of $16.44 per share under the program for $19 million through June 30, 2015.

The Company generated $96 million of cash from operating activities during the six months ended June 30, 2015. This compared to $2.8 million of net cash generated by operating activities in the year-ago period. The increase from the year-ago period is primarily the result of the addition of cash flows from the merger in the six months ended June 30, 2015 and significantly lower retirement plan contributions during the first six months of 2015. In the six months ended June 30, 2014, the Company made voluntary cash contributions of $47 million to its retirement plans. While retirement plan contributions and changes in balance sheet accounts such as trade accounts payable, accrued expenses and other liabilities (including payment of accrued interest) and accounts receivable can and did have an impact on the cash flows from operating activities, as shown on the Consolidated Statements of Cash Flows, the key component is the underlying operating performance of the Company's stations.

The Company internally, and analysts in the Broadcast industry, use a non-GAAP Broadcast Cash Flow (BCF) metric as a key performance measure. BCF is defined as operating income plus corporate and other expenses, depreciation and amortization, net gains related to property and equipment, program license rights amortization less payments for program license rights and merger-related expenses. As shown in the table that follows, as adjusted BCF (reflecting the combined company numbers as described in "Revenues") decreased from $105 million to $96 million in the second quarter of 2015 primarily due to advertising revenues related to the national elections and Olympic games during 2014 which did not recur in the current year:

	Three Months Ended
		(As Reported)		(As Adjusted)
(Unaudited, in thousands)	June 30, 2015	June 30, 2014	Adjustments	June 30, 2014
Operating Income	$36,852	$22,037	$29,574	$51,611
Add:
Depreciation and amortization	42,618	16,440	13,936	30,376
Corporate and other expenses	12,366	7,633	5,498	13,131
(Gain) loss related to property and equipment, net	(196)	992	5	997
Program license rights, net	922	(146)	33	(113)
Merger-related and restructuring expenses	3,616	9,314	—	9,314
Broadcast cash flow	$96,178	$56,270		$105,316

During the six months ended June 30, 2015, BCF decreased from $185 million to $174 million, as shown in the table that follows:

	Six Months Ended
		(As Reported)		(As Adjusted)
(Unaudited, in thousands)	June 30, 2015	June 30, 2014	Adjustments	June 30, 2014
Operating Income	$57,499	$41,291	$44,324	$85,615
Add:
Depreciation and amortization	82,901	32,635	27,393	60,028
Corporate and other expenses	25,017	14,211	12,166	26,377
(Gain) loss related to property and equipment, net	(424)	221	99	320
Program license rights, net	47	(289)	(621)	(910)
Merger-related and restructuring expenses	8,893	14,066	—	14,066
Broadcast cash flow	$173,933	$102,135		$185,496

Investing activities of the Company provided cash of $100 million during the first six months of 2015 primarily due to the release from a qualified intermediary of $120 million in restricted cash related to the 2014 sale of WJAR-TV, as discussed above. This cash inflow was partially offset by $24 million in capital expenditures during the first six months of 2015. The Company also had cash inflows of $3.1 million during 2015 related to the relocation of broadcast channels in Lansing, Michigan and Austin, Texas.

Cash used by financing activities of $168 million and $66 million in the six months ended June 30, 2015 and 2014 primarily resulted from principal payments of $135 million and $64 million on the Media General term loan during the year-to-date periods in 2015 and 2014, respectively. The Company also had a $9.2 million cash outflow related to the acquisition of the remaining noncontrolling interest in Dedicated Media and, as discussed above, cash payments of $19 million for share repurchases under the share repurchase program approved by the Board of Directors during 2015.

Debt Agreements

At June 30, 2015, the Company had the following debt instruments (presented with maturity dates):

Term Loan (7/31/2020)	$1,566 million	LIBOR + 3.00% w/ 1% LIBOR floor

Revolver (10/28/2019)	$147 million available; None drawn	LIBOR + 2.50%; 0.5% commitment fee

2022 Notes (11/15/2022)	$400 million	5.875% fixed

2021 Notes (1/15/2021)	$290 million	6.875% fixed

Shield Media Term Loans (7/31/2018)	$28 million	LIBOR + 3.25%

Other Borrowings (through 2017)	$1.5 million	LIBOR + 3.00%

The borrowings described above were primarily used to finance merger/acquisition activity. Obligations under the Credit Agreement are guaranteed by the Company and its restricted wholly owned subsidiaries, and the Company (with each of such subsidiaries) has pledged substantially all of its assets as collateral for the loans. The Shield Media Term Loans are guaranteed by the Company and its restricted wholly owned subsidiaries, and the Company (with each of such subsidiaries) has pledged substantially all of its assets as collateral for the loans, on a pari passu basis with the Credit Agreement. The 2021 Notes and 2022 Notes are issued by LIN Television, and are guaranteed by the Company and certain of LIN Television’s subsidiaries on a full and unconditional basis.

On June 22, 2015, the Company re-priced the existing Term Loan. At the option of the Company, the re-priced interest rate on the Term Loan is adjusted LIBOR plus a margin of 3.00%. The maturity date for the Term Loan remains July 31, 2020. Repayments on the Term Loan made by the Company during 2015 cover all principal amortization payments required under the agreement through the end of 2019.

The Credit Agreement contains a leverage ratio covenant which is tested for purposes of the Revolving Credit Facility, if and when, the borrowings under the Revolving Credit Facility and non-collateralized letters of credit exceed $45 million at a quarter-end. At other times, there is not a required maximum leverage ratio that the Company must operate within. The leverage ratio involves debt levels and a rolling eight-quarter calculation of EBITDA, as defined in the agreement. For the second and third quarters of 2015, the maximum ratio would be 5.75 times, for the fourth quarter it would be 5.50 times, for the first quarter of 2016 it would be 5.25 times, and it would be 5.0 times thereafter. Additionally, the agreement has restrictions on certain transactions that are operational regardless of borrowing level under the Revolving Credit Facility, including the incurrence and existence of additional debt, capital leases, investments, fundamental changes (including additional acquisitions, mergers or consolidations), limitation on liens, prepayment or amendment of certain debt, transactions with affiliates, changes in the nature of the business, asset sales and restricted payments (including dividends and share repurchases) as defined in the Credit Agreement.

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

Consolidated net leverage, as defined in the Credit Agreement governing the Revolving Credit Facility, was 4.99x as of June 30, 2015. The Company is in compliance with all financial covenants at June 30, 2015.

The Company does not have material off-balance sheet arrangements.

OUTLOOK

With the completion of the LIN Merger and related divestitures, the Company owns or operates 71 stations across 48 markets covering 23% of U.S. TV households. The Company’s scale has already delivered significant operating synergies and facilitated increased cash flow generation which enabled the Company to pay down debt. With significant liquidity and U.S. TV household reach of 23%, the Company has substantial capacity under the 39% FCC national ownership cap to make additional acquisitions if the right opportunities arise. The combination of the LIN Media Digital companies with the Media General stations should help to enable an expansion of digital offerings. Although national elections and Olympic games will not be held in 2015, strength in retransmission revenues and an improving economy should help to enable the Company to recoup much of the political and Olympic revenues from which the Company benefited in 2014. For 2016, many experts are projecting strong spending in political advertising, and having the Olympics in Rio de Janeiro, Brazil should enable more “live” events on the Company’s NBC stations. The Company expects to generate strong free cash flow as a combined entity and to create liquidity available for share repurchases and debt reduction. In addition the Company continues to evaluate its options for the spectrum auction that is currently slated for late 2016. The Company outlook above is subject to risks, uncertainties and assumptions, which could individually or collectively cause actual results to differ materially from those projected above.
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

Various important factors could cause actual results to differ materially from the Company’s forward looking statements, estimates or projections including, without limitation: the impact of various business combinations and integration efforts of the Company, changes in advertising demand, emergence of new digital advertising platforms, changes to pending accounting standards, changes in interest rates, changes in consumer preferences for programming and delivery method, changes in relationships with broadcast networks and advertisers, the performance of pension plan assets, regulatory rulings including those related to ERISA and tax law, natural disasters, and the ability to renew retransmission agreements. Actual results may differ materially from those suggested by forward-looking statements for a number of reasons including those described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.          Quantitative and Qualitative Disclosure About Market Risk

The Company’s Annual Report on Form 10-K for the year ended December 31, 2014, provides disclosures about market risk. As of June 30, 2015, there have been no material changes in the Company’s market risk from December 31, 2014.

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2015. Based on that evaluation, the Company’s management, including its chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

Change in Internal Control Over Financial Reporting

The LIN Merger was completed on December 19, 2014, and represented a change in internal control over financial reporting. The Company is well into the process of evaluating and harmonizing its existing controls and procedures as part of its ongoing integration activities following the LIN Merger. During the first quarter of 2015 the Company began reporting from a single accounting system. The Company also began a conversion of Old Media General’s traffic and billing system to the system used by LIN Media. This conversion is expected to be completed in the third quarter of 2015 resulting in all stations residing on the same traffic and billing system.

PART II.     OTHER INFORMATION

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2015, the Board of Directors of the Company approved a share repurchase program expiring December 31, 2015, which authorizes the Company to purchase up to $120 million of its outstanding shares of common stock. The Company completed the following purchases under this program during the three months ended June 30, 2015:

Period	Shares purchased during the period	Average price paid per share	Aggregate number of share purchased under the program	Dollar value available for future purchases
April 1, 2015 to April 30, 2015	—	$—	—	$—
May 1, 2015 to May 31, 2015	525,907	$15.93	525,907	$111,625,466
June 1, 2015 to June 30, 2015	613,600	16.87	1,139,507	101,276,932
Total	1,139,507	$16.44	1,139,507	101,276,932

Item 5.          Other Information

On August 6, 2015, the Company and James F. Woodward (Senior Vice President, Chief Financial Officer) entered into an amended and restated employment agreement (the “Restated Agreement”), which supersedes the terms of his employment agreement effective as of June 5, 2013 (the “Prior Agreement”). The terms of the Restated Agreement are generally consistent with the terms of his Prior Agreement except as described below.

Pursuant to the Restated Agreement, the terms of the Prior Agreement are amended to provide that upon a termination by the Company other than for cause or disability or by Mr. Woodward for good reason (as such terms are defined in the Restated Agreement), Mr. Woodward’s cash severance entitlement is increased from one and one-half (1½) to two (2) times the sum of his base salary and target annual bonus opportunity (plus an additional six (6) months of base salary would be guaranteed to Mr. Woodward in such event).

Item 6.          Exhibits

(a) Exhibits

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

101
The following financial information from the Media General, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL includes: (i) Consolidated Condensed Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Consolidated Condensed Statements of Comprehensive Income for the three and six month periods ended June 30, 2015 and June 30, 2014, (iii) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014, and (iv) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

Date: August 7, 2015	By:	/s/ Vincent L. Sadusky
Vincent L. Sadusky
President and Chief Executive Officer

Date: August 7, 2015	By:	/s/ James F. Woodward
James F. Woodward
Senior Vice President, Chief Financial Officer