Form 10-Q
period 2015-09-30
MEDIA GENERAL INC
filed 2015-11-06
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549
Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

Larger accelerated filer X	Accelerated filer
Non-accelerated filer	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                    No          X
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 3, 2015.
Voting Common shares (no par value):          127,890,165

MEDIA GENERAL, INC.
TABLE OF CONTENTS
FORM 10-Q REPORT
September 30, 2015

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Media General, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands, except shares)

ASSETS
	September 30, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$37,802	$43,920
Restricted cash at qualified intermediary	—	119,903
Trade accounts receivable (less allowance for doubtful accounts 2015 - $5,184; 2014 - $5,475)	271,578	277,985
Current deferred tax asset	51,629	55,754
Prepaid expenses and other current assets	17,482	26,282
Total current assets	378,491	523,844

Property and equipment, net of accumulated depreciation 2015 - $124,265; 2014 - $68,141	476,217	499,472
Other assets, net	73,315	78,999
Definite lived intangible assets, net of accumulated amortization 2015 - $115,321; 2014 - $48,485	892,418	956,300
Broadcast licenses	1,097,100	1,097,100
Goodwill	1,544,624	1,597,486
Total assets (a)	$4,462,165	$4,753,201

See accompanying notes.

(a) Consolidated assets as of September 30, 2015 and December 31, 2014, include total assets of variable interest entities (VIEs) of $145 million and $151 million, respectively, which can only be used to settle the obligations of the VIEs. See Note 1 and Note 4.

Media General, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except shares)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2015	December 31, 2014
Current liabilities:
Trade accounts payable	$19,945	$36,359
Accrued salaries and wages	26,997	36,634
Accrued expenses and other current liabilities	134,380	104,092
Current installments of long-term debt	3,120	11,781
Current installments of obligation under capital leases	876	815
Total current liabilities	185,318	189,681

Long-term debt	2,231,694	2,400,162
Deferred tax liability and other long-term tax liabilities	354,318	364,289
Long-term capital lease obligations	14,205	14,869
Retirement and postretirement plans	196,505	211,264
Other liabilities	33,284	38,034
Total liabilities (b)	3,015,324	3,218,299

Commitments and contingencies

Noncontrolling interests	30,147	34,481

Stockholders' equity:
Preferred stock (no par value): authorized 50,000,000 shares; none outstanding	—	—
Common stock (no par value):
Voting common stock, authorized 400,000,000 shares; issued 2015 - 127,871,465 and 2014 - 129,931,812	1,293,835	1,322,284
Accumulated other comprehensive loss	(36,445)	(36,445)
Retained earnings	159,304	214,582
Total stockholders' equity	1,416,694	1,500,421
Total liabilities, noncontrolling interests and stockholders' equity	$4,462,165	$4,753,201

See accompanying notes.

(b) Consolidated liabilities as of September 30, 2015 and December 31, 2014, include total liabilities of VIEs of $38 million and $43 million, respectively, for which the creditors of the VIEs have no recourse to the Company, except for certain of the debt, which the Company guarantees. See Note 1 and Note 4.

Media General, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net operating revenue	$321,736	$160,224	$938,993	$458,253
Operating costs:
Operating expenses, excluding depreciation expense	143,492	54,679	403,537	156,112
Selling, general and administrative expenses	78,777	39,440	238,298	123,702
Amortization of program license rights	12,822	5,167	36,627	15,077
Corporate and other expenses	12,598	5,567	37,615	19,778
Depreciation and amortization	40,385	15,643	123,286	48,278
(Gain) loss related to property and equipment, net	96	676	(328)	897
Goodwill impairment	52,862	—	52,862	—
Merger-related expenses	10,014	3,596	18,907	13,173
Restructuring expenses	1,132	275	1,132	4,764
Total operating costs	352,178	125,043	911,936	381,781
Operating income (loss)	(30,442)	35,181	27,057	76,472
Other income (expense):
Interest expense	(29,481)	(9,826)	(89,792)	(29,432)
Debt modification and extinguishment costs	(365)	—	(2,805)	(183)
Other, net	27	19	5,939	19
Total other expense	(29,819)	(9,807)	(86,658)	(29,596)

Income (loss) before income taxes	(60,261)	25,374	(59,601)	46,876
Income tax benefit (expense)	4,374	(11,525)	3,915	(20,696)
Net income (loss)	$(55,887)	$13,849	$(55,686)	$26,180

Net income (loss) attributable to noncontrolling interests (included above)	(7,394)	454	(1,395)	614
Net income (loss) attributable to Media General	$(48,493)	$13,395	$(54,291)	$25,566

Other comprehensive income	—	—	—	—
Total comprehensive income (loss) attributable to Media General	$(48,493)	$13,395	$(54,291)	$25,566

Earnings (loss) per common share (basic and diluted):

Net earnings (loss) per common share (basic)	$(0.38)	$0.15	$(0.42)	$0.29
Net earnings (loss) per common share (assuming dilution)	$(0.38)	$0.15	$(0.42)	$0.29

See accompanying notes.

Media General, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net income (loss)	$(55,686)	$26,180
Adjustments to reconcile net income (loss):
Deferred income tax (benefit) expense	(5,769)	19,922
Depreciation and amortization	123,286	48,278
Amortization of program license rights	36,627	15,077
Goodwill impairment	52,862	—
Non-cash interest expense	1,404	566
(Gain) loss on disposal of property and equipment, net	(328)	897
Gain on relocation of spectrum	(5,620)	—
Stock-based compensation	10,292	524
Debt modification and extinguishment costs	2,805	183
Change in assets and liabilities:
Program license rights, net of liabilities	(33,123)	(15,271)
Trade accounts receivable	6,698	4,166
Company owned life insurance (cash surrender value less policy loans including repayments)	(275)	(1,151)
Trade accounts payable, accrued expenses and other liabilities	3,224	(610)
Contributions to retirement plans	(1,250)	(49,009)
Other, net	349	(6,390)
Net cash provided by operating activities	135,496	43,362
Cash flows from investing activities:
Capital expenditures	(40,583)	(18,621)
Release of restricted cash at qualified intermediary	119,903	—
Payment for acquisition of station assets	—	(83,185)
Deferred proceeds related to sale of property	—	24,535
Proceeds from the sale of property and equipment	1,279	1,157
Proceeds from spectrum relocation	3,120	—
Other, net	(78)	980
Net cash provided by investing activities	83,641	(75,134)
Cash flows from financing activities:
Principal borrowings under Media General Credit Agreement	—	75,000
Repayment of borrowings under Media General Credit Agreement	(160,000)	(84,000)
Repayment of 2021 Notes	(15,863)	—
Repayment of borrowings under Shield Media Credit Agreement	(1,800)	(1,800)
Repayment of other borrowings	(873)	—
Principal borrowings under revolving credit facility	—	10,000
Repayment of borrowings under revolving credit facility	—	(10,000)
Repurchase of shares	(33,724)	—
Payment for the acquisition of noncontrolling interest	(10,872)	—
Cash paid for debt modification	(3,425)	(2,507)
Other, net	1,302	336
Net cash used by financing activities	(225,255)	(12,971)
Net decrease in cash and cash equivalents	(6,118)	(44,743)
Cash and cash equivalents at beginning of period	43,920	71,618
Cash and cash equivalents at end of period	$37,802	$26,875
Cash paid for interest	$85,149	$30,476
Cash paid for income taxes, net	$4,883	$971
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

On September 8, 2015 the Company announced a definitive merger agreement under which the Company will acquire all of the outstanding common stock of Meredith Corporation ("Meredith") in a cash and stock transaction. On September 28, 2015 the Company received an unsolicited proposal from Nexstar Broadcasting Group, Inc. ("Nexstar") to acquire all of the outstanding common stock of Media General for $14.50 per share in cash and stock, including $10.50 per share in cash and a fixed ratio of 0.0898 Nexstar shares per Media General share. As allowed under an October 14, 2015 agreement with Meredith and following the execution of a non-disclosure agreement with Nexstar, the Company is currently in the process of exchanging information with Nexstar.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual periods beginning on or after December 15, 2015. As a result the Company expects to reclassify the unamortized balance of the $34 million of debt issuance costs currently included in "Other assets, net" on the Consolidated Condensed Balance Sheet to Long-term debt upon adoption of the guidance in early 2016.

In order to conform to the presentation adopted in the third quarter of 2015, $12 million was reclassified from "Prepaid expenses and other current assets" to "Trade accounts receivable" in the 2014 figures presented on the Consolidated Condensed Balance Sheets, in the Initial Allocation of Fair Value table in Note 2 and in the Guarantor Financial Information in Note 12.

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

Following the LIN Merger and the divestitures and acquisitions discussed above, the Company now owns or operates 71 stations across 48 markets. The Company also has a digital media portfolio comprised of five digital offerings: LIN Digital, ONE Mobile (formerly LIN Mobile), Federated Media, Dedicated Media and HYFN.

The LIN Merger closed during December 2014. The initial allocated fair value of the acquired assets and assumed liabilities of LIN (including the acquisitions of the stations in Colorado Springs and Tampa discussed above) was adjusted during the nine months ended September 30, 2015 based on information that became available to management subsequent to the acquisition date. These adjustments were retroactively applied to the December 31, 2014 balances. The fair value of the consideration paid related to the LIN Merger increased by $1.2 million as well. The initial allocated fair value, including adjustments which occurred during the six months of 2015, is presented in the table below.

Initial Allocation of Fair Value
(In thousands)	September 30, 2015	Adjustments	December 31, 2014
Current assets acquired	$217,816	$(700)	$218,516
Property and equipment	284,217	4,093	280,124
Other assets acquired	12,812	—	12,812
FCC broadcast licenses	588,042	(26,900)	614,942
Definite lived intangible assets	786,705	46,640	740,065
Goodwill	1,119,957	(12,581)	1,132,538
Deferred income tax liabilities recorded in conjunction with the acquisition	(338,535)	(7,888)	(330,647)
Current liabilities assumed	(112,917)	(1,400)	(111,517)
Other liabilities assumed	(79,267)	(82)	(79,185)
Total	$2,478,830		$2,477,648

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

As discussed in Note 5, the Company recorded a goodwill impairment charge of $53 million related to the LIN Digital subsidiary during the third quarter of 2015.

The Company incurred $0.2 million and $3.8 million of legal, accounting and other professional fees and expenses related to the merger with LIN during the three and nine month periods ended September 30, 2015, respectively, compared to professional fees and expenses of $0.8 million and $7.1 million in the equivalent periods of 2014.

Note 3: Segment Information

During 2015, as a result of the LIN Merger discussed in Note 2, the Company began assessing and internally reporting financial information for the broadcast business and the digital business separately. As a result, we now have two reportable operating segments, “Broadcast” and “Digital” that are disclosed separately from our corporate activities. The Broadcast segment includes 71 television stations that are either owned, operated or serviced by the Company in 48 U.S. markets, all of which are engaged principally in the sale of television advertising. The Digital segment includes the operating results of the digital companies (LIN Digital, ONE Mobile, HYFN, Dedicated Media, and Federated Media) as well as the business operations related to the television station companion websites. Unallocated corporate expenses primarily include costs to operate as a public company and to operate corporate locations.

The Company identifies operating segments based on how the chief operating decision maker (“CODM”) allocates resources, assesses performance and makes decisions. The CODM is the President, and Chief Executive Officer. The CODM evaluates performance and allocates resources based on operating income or loss for the Broadcast and Digital segments, excluding non-segment expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Revenues
Broadcast	$277,992	$153,877	$828,846	$441,027
Digital	43,744	6,347	110,147	17,226
Revenues	$321,736	$160,224	$938,993	$458,253

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Operating income
Broadcast	$85,105	$60,628	$260,032	$161,533
Digital	1,540	310	499	1,829
Segment operating income	86,645	60,938	260,531	163,362
Corporate and other expenses	(12,598)	(5,567)	(37,615)	(19,778)
Depreciation and amortization	(40,385)	(15,643)	(123,286)	(48,278)
Gain (loss) related to property and equipment, net	(96)	(676)	328	(897)
Goodwill impairment	(52,862)	—	(52,862)	—
Merger-related expenses	(10,014)	(3,596)	(18,907)	(13,173)
Restructuring expenses	(1,132)	(275)	(1,132)	(4,764)
Operating income (loss)	$(30,442)	$35,181	$27,057	$76,472

(in thousands)	September 30, 2015	December 31, 2014
Assets
Broadcast	$3,965,346	$4,062,428
Digital	305,985	373,718
Segment assets	4,271,331	4,436,146
Corporate	190,834	317,055
Total assets	$4,462,165	$4,753,201

Note 4: Variable Interest Entities

Certain of the Company's broadcast stations provide services to other station owners within the same market via Joint Sales Agreements ("JSA") and/or Shared Service Agreements ("SSA"). The Company has JSA and/or SSA agreements with 8 stations. Depending on the specific terms of these agreements, the Company may provide a variety of operational and administrative services, assume an obligation to reimburse certain expenses of the stations and guarantee certain external borrowings by the station parent companies (refer to Note 6 for guaranteed borrowings). The Company is compensated for these services through performance based and/or administrative fees. Under certain JSAs, the Company has an option to acquire the related station at any time, subject to FCC consent, until the expiration of the applicable JSA. The Company has determined that the stations with which it has JSAs and/or SSAs, and certain of their parent companies, are VIEs as a result of the terms of the agreements.

The Company is the primary beneficiary of the VIEs, because (a) subject to the ultimate control of the broadcast licensees, the Company has the power to direct the activities which significantly impact the economic performance of the VIEs through the services the Company provides and (b) the Company absorbs returns and losses which would be considered significant to the VIEs. Therefore, the financial results and financial position of these entities have been consolidated by the Company in accordance with the VIE accounting guidance.

The carrying amounts and classification of the assets and liabilities of the consolidated VIE entities described above, which have been included in the consolidated balance sheets as of September 30, 2015, and December 31, 2014, were as follows:

(In thousands)	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$3,727	$3,846
Trade accounts receivable (less allowance for doubtful accounts 2015 - $102; 2014 - $99)	9,010	10,442
Prepaid expenses and other current assets	886	1,050
Total current assets	13,623	15,338
Property and equipment, net	1,890	5,402
Other assets, net	3,498	2,011
Definite lived intangible assets, net	33,011	34,885
Broadcast licenses	71,300	71,300
Goodwill	21,859	21,859
Total assets	$145,181	$150,795
Liabilities
Current liabilities
Trade accounts payable	$119	$56
Other accrued expenses and other current liabilities	2,414	6,839
Current installments of long-term debt	3,120	3,562
Total current liabilities	5,653	10,457
Long-term debt	25,920	28,150
Other liabilities	6,802	3,914
Total liabilities	$38,375	$42,521

The December 31, 2014 balances included above were adjusted to reflect the purchase price adjustment discussed in Note 2.

The assets of the Company’s consolidated VIEs can only be used to settle the obligations of the VIEs and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. At September 30, 2015, the Company has an option to acquire the assets or member's interest of the VIE entities that it may exercise if the FCC attribution rules change to permit the Company to acquire such interest. The option exercise price is of nominal value and significantly less than the carrying value of their tangible and intangible net assets. The options are carried at zero on the Company’s consolidated balance sheet, as any value attributable to the options is eliminated in the consolidation of the VIEs. In an order adopted in March 2014, the FCC concluded that JSAs should be “attributable” for purposes of the media ownership rules if they permit a television licensee to sell more than 15% of the commercial inventory of a television station owned by a third party in the same market. Stations with JSAs that would put them in violation of the new rules have until December 19, 2016 to amend or terminate those arrangements, unless they are able to obtain a waiver of such rules. Accordingly, absent further developments, or the grant of waivers, the Company will be required to modify or terminate its existing JSAs no later than December 19, 2016. The Company continues to monitor regulatory developments and evaluate potential changes to its JSA and SSA arrangements.

In July 2015 the Company received bonus payments of $9 million from its consolidated VIEs and these funds became available to settle the obligations of the Company.

Note 5: Goodwill Impairment

Due to a projected decrease in operating results of the Company's digital businesses, the Company performed an interim impairment assessment as of September 30, 2015 on three digital reporting units acquired as part of the LIN Merger. The turnover of key sales personnel and the industry-wide shift to software enabled automated buying and placement of digital advertising led to a decrease in projected operating results for the Company's historical arbitrage media placement businesses.  As a result of the impairment review, two of the three reporting units passed the first step of the evaluation as their fair values exceeded their carrying values by more than 10%.  The fair value of the third reporting unit, LIN Digital, did not exceed its carrying value.  As a result, the Company performed the second step of the impairment test and recorded a non-cash pretax goodwill impairment charge at its LIN Digital reporting unit of $53 million in the third quarter of 2015. After recording the impairment charge, the goodwill allocated to the LIN Digital reporting unit was $80 million at September 30, 2015. The total goodwill allocated to the Digital segment at September 30, 2015 was $195 million.

The estimated fair value of each reporting unit was determined using a combination of an income approach and a market comparable method. The income approach utilizes the estimated discounted cash flows expected to be generated by the reporting unit assets. The market comparable method employs comparable company information, and where available, recent transaction information for similar assets. The determination of fair value requires the use of significant judgment and estimates that management believes are appropriate in the circumstances although it is reasonably possible that actual performance will differ from these estimates and the effect of any differences could be material. These estimates include those relating to revenue growth, compensation levels, digital advertising placement prices, capital expenditures, discount rates and market trading multiples for digital advertising assets.

Note 6: Debt and Other Financial Instruments

Long-term debt at September 30, 2015, and December 31, 2014, was as follows:

(In thousands)	2015	2014
Media General Credit Agreement	$1,541,000	$1,701,000
2022 Notes	400,000	400,000
2021 Notes	275,000	290,000
Shield Media Credit Agreement	27,800	29,600
Other borrowings	1,240	2,111
Total debt	2,245,040	2,422,711
Less: net unamortized discount	(10,226)	(10,768)
Less: scheduled current maturities	(3,120)	(11,781)

Long-term debt excluding current maturities	$2,231,694	$2,400,162

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

The Company repaid $25 million and $160 million of principal on the term loan during the three and nine months ended September 30, 2015, respectively. The early repayments of debt resulted in debt extinguishment costs of $0.4 million and $2.8 million during the three and nine months ended September 30, 2015, respectively, due to the accelerated recognition of deferred debt-related items. As of September 30, 2015, there was $1.541 billion outstanding under the Credit Agreement.

The revolving credit facility under the Credit Agreement also includes revolving credit commitments of $150 million. The revolving credit facility matures in October 2019, bears an interest rate of LIBOR plus a margin of 2.50% and is subject to a 0.5% commitment fee per annum with respect to the undrawn portion of the facility. The Company has $147 million of availability under the revolving credit facility (giving effect to $3 million of letters of credit which have been issued but are undrawn).

Shield Media Credit Agreement

Shield Media LLC (and its subsidiary WXXA) and Shield Media Lansing LLC (and its subsidiary WLAJ) (collectively, “Shield Media”), companies that control subsidiaries with which the Company has joint sales and shared services arrangements for 2 stations as described in Note 4, entered into a new credit agreement with a syndicate of lenders, dated July 31, 2013. The term loans outstanding under this agreement mature in July 2018 and bear interest at LIBOR plus a margin of 3%. The Shield Media term loans are guaranteed by the Company and are secured by liens on substantially all of the assets of the Company, on a pari passu basis with the Credit Agreement. The Company repaid $0.6 million and $1.8 million of principal on the term loan during the three and nine months ended September 30, 2015, respectively.

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

2021 Notes

LIN Television’s previously issued 6.375% Senior Notes due 2021 remained outstanding as of the Closing Date (the “2021 Notes”). Following the consummation of the LIN Merger, New Media General, as the new direct parent of LIN Television, and certain of the wholly owned subsidiaries of LIN Television provide full and unconditional guarantees of the 2021 Notes, on a senior basis. The Company received an unsolicited offer and repaid $16 million of principal and unamortized premium on the 2021 Notes during the three and nine months ended September 30, 2015. As of September 30, 2015, the aggregate principal amount outstanding under the 2021 Notes was $275 million.

Fair Value

The following table includes information about the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2015, and December 31, 2014:

	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets:
Investments
Trading securities	$232	$232	$449	$449
Liabilities:
Long-term debt:
Media General Credit Agreement	1,532,129	1,519,513	1,690,753	1,686,000
2022 Notes	398,225	398,659	398,038	397,000
2021 Notes	275,420	286,000	291,442	289,000
Shield Media Credit Agreement	27,800	27,800	29,600	29,600
Other borrowings	1,240	1,240	2,111	2,111

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

Note 7: Taxes on Income

The effective tax rate was 7.3% in the third quarter of 2015 as compared to 45.4% in the third quarter of 2014 and 6.6% in the first nine months of 2015 as compared 44.2% in the equivalent prior-year period.  The low tax rates in the current periods were due primarily to the Goodwill impairment and other permanent book-tax differences not deductible for tax purposes as compared to much higher levels of pre-tax loss.  The tax expense in both years was predominantly non-cash due to the Company’s significant net operating loss carryover.  Current tax expense was approximately $0.4 million and $0.5 million in the third quarter of 2015 and 2014 respectively and was approximately $1.9 million and $0.8 million in the first nine months of 2015, and 2014, respectively; it was attributable primarily to state income taxes.

Note 8: Earnings Per Share

The following table sets forth the computation of basic and diluted income per share for the three and nine months ended September 30, 2015, and 2014:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
(In thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income (loss) attributable to Media General	$(48,493)			$13,395

Undistributed earnings attributable to participating securities	—			(75)

Basic EPS
Income (loss) attributable to common stockholders	$(48,493)	127,903	$(0.38)	$13,320	88,535	$0.15

Effect of dilutive securities:
Stock options and warrants		—			492

Diluted EPS
Income (loss) attributable to common stockholders	$(48,493)	127,903	$(0.38)	$13,320	89,027	$0.15

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
(In thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income (loss) attributable to Media General	$(54,291)			$25,566

Undistributed earnings attributable to participating securities	—			(165)

Basic EPS
Income (loss) attributable to common stockholders	$(54,291)	128,844	$(0.42)	$25,401	88,444	$0.29

Effect of dilutive securities:
Stock options and warrants		—			499

Diluted EPS
Income (loss) attributable to common stockholders	$(54,291)	128,844	$(0.42)	$25,401	88,943	$0.29

We have excluded 1.5 million and 1.3 million of common shares issuable for share options and restricted shares from the calculation of diluted earnings per share for the three and nine months ended September 30, 2015, respectively, because the net loss causes these shares to be anti-dilutive.

Note 9: Retirement and Postretirement Plans

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

The following tables provide the components of net periodic benefit cost (income) for the Company’s benefit plans for the third quarters and first nine months of 2015 and 2014:

	Three Months Ended
	Pension Benefits		Other Benefits
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Service cost	$—	$43	$25	$20
Interest cost	5,729	5,530	250	269
Expected return on plan assets	(7,727)	(6,717)	—	—
Amortization of net loss	200	—	—	—
Net periodic benefit (income) cost	$(1,798)	$(1,144)	$275	$289

	Nine Months Ended
	Pension Benefits		Other Benefits
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Service cost	$—	$128	$75	$60
Interest cost	17,185	16,590	750	807
Expected return on plan assets	(23,180)	(20,150)	—	—
Amortization of net loss	600	—	—	—
Net periodic benefit (income) cost	$(5,395)	$(3,432)	$825	$867

Note 10: Stockholders’ Equity

The following table shows the components of the Company’s stockholders’ equity as of and for the nine months ended September 30, 2015:

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Stockholders'
(In thousands)	Voting	Non-Voting	Loss	Earnings	Equity
Balance at December 31, 2014	$1,322,284	$—	$(36,445)	$214,582	$1,500,421
Net loss attributable to Media General	—	—	—	(54,291)	(54,291)
Exercise of stock options	1,848	—	—	—	1,848
Stock-based compensation	10,292	—	—	—	10,292
Revaluation of redeemable noncontrolling interest	(6,920)	—	—	(987)	(7,907)
Repurchases of voting common stock	(33,724)	—	—	—	(33,724)
Other	55	—	—	—	55
Balance at September 30, 2015	$1,293,835	$—	$(36,445)	$159,304	$1,416,694

The following table shows the components of the Company’s stockholders’ equity as of and for the nine months ended September 30, 2014:

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Stockholders'
(In thousands)	Voting	Non-Voting	Income	Earnings	Equity
Balance at December 31, 2013	$557,754	$12,483	$5,668	$161,076	$736,981
Net income attributable to Media General	—	—	—	25,566	25,566
Conversion of non-voting to voting common stock	6,305	(6,305)	—	—	—
Exercise of stock options	483	—	—	—	483
Stock-based compensation	2,431	—	—	—	2,431
Director deferred stock units	7,361	—	—	—	7,361
Other	(65)	—	—	—	(65)
Balance at September 30, 2014	$574,269	$6,178	$5,668	$186,642	$772,757

Note 11: Other

The Company repurchased 0.9 million and 2.1 million shares of its outstanding voting common stock at an average price of $15.80, and $16.16 during the three and nine months ended September 30, 2015, respectively, under the share repurchase program approved by the Board of Directors of the Company. The total cost of the repurchases was $15 million and $34 million for the three and nine month periods ended September 30, 2015, respectively. The share repurchase program expires on December 31, 2015.

In September 2015 the Company adopted a plan to restructure certain digital segment operations which is expected to save the Company $5 million in operating costs annually. The Company recorded severance expense of $1.1 million related to the plan in the third quarter of 2015. Accrued severance costs related to the digital operations restructuring are included in the "Accrued salaries and wages" line item on the consolidated condensed balance sheet. No severance payments related to the digital segment restructuring were made during the third quarter of 2015. In April of 2014, the Company adopted a plan to restructure certain corporate and shared service operations intended to save $10 million in operating costs annually. The Company recorded severance expense of $0.3 million in the third quarter of 2014. Accrued severance costs related to the corporate and shared service operations restructuring are included in the “Accrued salaries and wages” line item on the consolidated condensed balance sheet. Following severance payments of $0.1 million, the remaining severance liability related to the corporate restructuring was approximately $3.7 million as of September 30, 3014.

At September 30, 2015, the Company held a 50.1% ownership position in its consolidated HYFN subsidiary. Due to higher than initially projected revenue and other metrics impacting the purchase price of the outstanding interest in HYFN, the Company increased the value of noncontrolling interest in HYFN by $6.9 million during the third quarter of 2015.

The Company received $120 million of restricted cash in a qualified intermediary (a consolidated entity) from the 2014 sale of the WJAR-TV station discussed in Note 2. In June of 2015, the restricted cash was released from the qualified intermediary and remitted to the Company.

In April 2015, the Company acquired the remaining noncontrolling interest in the Dedicated Media subsidiary for a purchase price of $11 million. As a result of the transaction, Dedicated Media was 100% owned by the Company during the second and third quarters of 2015.

The Company also recorded $5.6 million of non-operating gains in the nine month period ended September 30, 2015 related to the relocation of broadcast channels in the Lansing, Michigan and Austin, Texas markets.

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

Media General, Inc.
Condensed Consolidating Balance Sheet
September 30, 2015
(in thousands)

	New Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$9,028	$23,927	$4,847	$—	$37,802
Trade accounts receivable, net	—	59,699	181,081	30,798	—	271,578
Current deferred tax asset	—	—	51,589	40	—	51,629
Prepaid expenses and other current assets	—	4,662	10,990	1,830	—	17,482
Total current assets	—	73,389	267,587	37,515	—	378,491
Property and equipment, net	—	175,712	298,199	2,306	—	476,217
Other assets, net	—	13,209	56,362	3,744	—	73,315
Definite lived intangible assets, net	—	376,323	471,328	44,767	—	892,418
Broadcast licenses	—	—	1,025,800	71,300	—	1,097,100
Goodwill	—	527,077	924,708	92,839	—	1,544,624
Advances to consolidated subsidiaries	—	(196,301)	216,231	(19,930)	—	—
Investment in consolidated subsidiaries	1,416,694	1,283,894	—	—	(2,700,588)	—
Total assets	$1,416,694	$2,253,303	$3,260,215	$232,541	$(2,700,588)	$4,462,165

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$—	$1,726	$17,080	$1,139	$—	$19,945
Accrued salaries and wages	—	4,593	21,923	481	—	26,997
Accrued expenses and other current liabilities	—	34,319	93,260	6,801	—	134,380
Current installments of long-term debt	—	—	—	3,120	—	3,120
Current installments of obligation under capital leases	—	561	279	36	—	876
Total current liabilities	—	41,199	132,542	11,577	—	185,318
Long-term debt	—	673,645	1,532,129	25,920	—	2,231,694
Deferred tax liability and other long-term tax liabilities	—	71,216	283,315	(213)	—	354,318
Long-term capital lease obligations	—	13,096	1,106	3	—	14,205
Retirement and postretirement plans	—	30,039	166,466	—	—	196,505
Other liabilities	—	7,414	24,071	1,799	—	33,284
Total liabilities	—	836,609	2,139,629	39,086	—	3,015,324

Noncontrolling interests	—	—	—	30,147	—	30,147

Total stockholders (deficit) equity	1,416,694	1,416,694	1,120,586	163,308	(2,700,588)	1,416,694
Total liabilities, noncontrolling interest and stockholders' equity (deficit)	$1,416,694	$2,253,303	$3,260,215	$232,541	$(2,700,588)	$4,462,165

Media General, Inc.
Condensed Consolidating Balance Sheet
December 31, 2014
(in thousands)

	New Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,388	$9,658	$27,371	$4,503	$—	$43,920
Restricted cash at qualified intermediary	—	—	119,903	—	—	119,903
Trade accounts receivable, net	—	84,355	172,574	21,056	—	277,985
Current deferred tax asset	—	3,492	52,222	40	—	55,754
Prepaid expenses and other current assets	—	17,278	7,684	1,320	—	26,282
Total current assets	2,388	114,783	379,754	26,919	—	523,844
Property and equipment, net	—	179,057	314,534	5,881	—	499,472
Other assets, net	—	8,565	67,961	2,473	—	78,999
Definite lived intangible assets, net	—	403,866	506,619	45,815	—	956,300
Broadcast licenses	—	—	1,025,800	71,300	—	1,097,100
Goodwill	—	527,077	977,570	92,839	—	1,597,486
Advances to consolidated subsidiaries	2,021	(456,741)	456,359	(1,639)		—
Investment in consolidated subsidiaries	1,496,012	1,319,033	—	—	(2,815,045)	—
Total assets	$1,500,421	$2,095,640	$3,728,597	$243,588	$(2,815,045)	$4,753,201

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$—	$4,014	$31,794	$551	$—	$36,359
Accrued salaries and wages	—	9,384	26,536	714	—	36,634
Accrued expenses and other current liabilities	—	43,901	53,042	7,149	—	104,092
Current installments of long-term debt	—	—	8,218	3,563	—	11,781
Current installments of obligation under capital leases	—	441	303	71	—	815
Total current liabilities	—	57,740	119,893	12,048	—	189,681
Long-term debt	—	291,442	2,080,570	28,150	—	2,400,162
Deferred tax liability and other long-term tax liabilities	—	193,293	168,171	2,825	—	364,289
Long-term capital lease obligations	—	13,529	1,312	28	—	14,869
Retirement and postretirement plans	—	33,031	178,233	—	—	211,264
Other liabilities	—	10,593	22,037	5,404	—	38,034
Total liabilities	—	599,628	2,570,216	48,455	—	3,218,299

Noncontrolling interests	—	—	10,981	23,500	—	34,481

Total stockholders (deficit) equity	1,500,421	1,496,012	1,147,400	171,633	(2,815,045)	1,500,421
Total liabilities, noncontrolling interest and stockholders' equity (deficit)	$1,500,421	$2,095,640	$3,728,597	$243,588	$(2,815,045)	$4,753,201

Media General, Inc.
Condensed Consolidated Statement of Comprehensive Income
For the Three Months Ended September 30, 2015
(in thousands)

	New Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net operating revenue	$—	$91,179	$215,524	$22,405	$(7,372)	$321,736

Operating costs:
Operating expenses, excluding depreciation expense	—	40,149	93,562	14,360	(4,579)	143,492
Selling, general and administrative expenses	—	22,960	43,340	12,631	(154)	78,777
Amortization of program licenses rights	—	4,494	7,781	547	—	12,822
Corporate and other expenses	—	3,111	9,511	(24)	—	12,598
Depreciation and amortization	—	15,055	24,732	598	—	40,385
(Gain) loss related to property and equipment, net	—	15	81	—	—	96
Goodwill impairment	—	—	52,862	—	—	52,862
Merger-related expenses	—	704	9,310	—	—	10,014
Restructuring expenses	—	—	1,132	—	—	1,132
Operating income (loss)	—	4,691	(26,787)	(5,707)	(2,639)	(30,442)

Other income (expense):
Interest expense, net	—	(11,174)	(18,113)	(194)	—	(29,481)
Debt modification and extinguishment costs	—	—	(365)	—	—	(365)
Intercompany income and (expenses)	—	(22,965)	23,289	(324)	—	—
Equity in income (loss) from operations of consolidated subsidiaries	(48,493)	(14,587)	—	—	63,080	—
Other, net	—	(13)	40	—	—	27
Total other income (expense)	(48,493)	(48,739)	4,851	(518)	63,080	(29,819)

Income (loss) before income taxes	(48,493)	(44,048)	(21,936)	(6,225)	60,441	(60,261)
Income tax benefit (expense)	—	(4,445)	9,424	(605)	—	4,374
Net income (loss)	$(48,493)	$(48,493)	$(12,512)	$(6,830)	$60,441	$(55,887)

Net income (loss) attributable to noncontrolling interest	—	—	—	(7,394)	—	(7,394)
Net income (loss) attributable to Media General	$(48,493)	$(48,493)	$(12,512)	$564	$60,441	$(48,493)

Other comprehensive income	—	—	—	—	—	—
Total comprehensive income (loss) attributable to Media General	$(48,493)	$(48,493)	$(12,512)	$564	$60,441	$(48,493)

Media General, Inc.
Condensed Consolidated Statement of Comprehensive Income
For the Nine Months Ended September 30, 2015
(in thousands)

	New Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net operating revenue	$—	$273,655	$632,024	$53,088	$(19,774)	$938,993

Operating costs:
Operating expenses, excluding depreciation expense	—	118,042	265,731	31,758	(11,994)	403,537
Selling, general and administrative expenses	—	68,677	149,567	20,920	(866)	238,298
Amortization of program licenses rights	—	13,035	22,132	1,460	—	36,627
Corporate and other expenses	—	8,973	28,672	(30)	—	37,615
Depreciation and amortization	—	44,713	73,966	4,607	—	123,286
(Gain) loss related to property and equipment, net	—	144	(472)	—	—	(328)
Goodwill impairment	—	—	52,862	—	—	52,862
Merger-related expenses	—	3,028	15,879	—	—	18,907
Restructuring expenses	—	—	1,132	—	—	1,132
Operating income (loss)	—	17,043	22,555	(5,627)	(6,914)	27,057

Other income (expense):
Interest expense, net	—	(31,379)	(57,525)	(888)	—	(89,792)
Debt modification and extinguishment costs	—	—	(2,805)	—	—	(2,805)
Intercompany income and (expenses)	—	(29,263)	30,005	(742)	—	—
Equity in income (loss) from operations of consolidated subsidiaries	(54,291)	(12,510)	—	—	66,801	—
Other, net	—	75	864	5,000	—	5,939
Total other income (expense)	(54,291)	(73,077)	(29,461)	3,370	66,801	(86,658)

Income (loss) before income taxes	(54,291)	(56,034)	(6,906)	(2,257)	59,887	(59,601)
Income tax benefit	—	1,743	1,551	621	—	3,915
Net income (loss)	$(54,291)	$(54,291)	$(5,355)	$(1,636)	$59,887	$(55,686)

Net income (loss) attributable to noncontrolling interest	—	—	(178)	(1,217)	—	(1,395)
Net income (loss) attributable to Media General	$(54,291)	$(54,291)	$(5,177)	$(419)	$59,887	$(54,291)

Other comprehensive income	—	—	—	—	—	—
Total comprehensive income (loss) attributable to Media General	$(54,291)	$(54,291)	$(5,177)	$(419)	$59,887	$(54,291)

Media General, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2014
(in thousands)

	New Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Net operating revenue	$—	$—	$155,558	$4,666	$—	$160,224
Operating costs:
Operating expenses, excluding depreciation expense	—	—	53,090	1,589	—	54,679
Selling, general and administrative expenses	—	—	37,532	1,908	—	39,440
Amortization of program license rights	—	—	4,942	225	—	5,167
Corporate and other expenses	—	—	5,820	(253)	—	5,567
Depreciation and amortization	—	—	15,458	185	—	15,643
Gain related to property and equipment, net	—	—	676	—	—	676
Merger-related expenses	—	—	3,596	—	—	3,596
Restructuring expenses	—	—	275	—	—	275
Operating income	—	—	34,169	1,012	—	35,181

Other income (expense)
Interest expense	—	—	(9,522)	(304)	—	(9,826)
Debt modification and extinguishment costs	—	—	—	—	—	—
Equity in income (loss) from operations of consolidated subsidiaries	—	—	—	—	—	—
Other, net	—	—	19	—	—	19
Total other income (expense)	—	—	(9,503)	(304)	—	(9,807)

Income before income taxes	—	—	24,666	708	—	25,374
Income tax expense	—	—	(11,525)	—	—	(11,525)
Net income (loss) from continuing operations	$—	$—	$13,141	$708	$—	$13,849

Net income attributable to noncontrolling interests	—	—	—	454	—	454
Net income (loss) attributable to Media General	$—	$—	$13,141	$254	$—	$13,395

Other comprehensive income	—	—	—	—	—	—
Total comprehensive income (loss) attributable to Media General	$—	$—	$13,141	$254	$—	$13,395

Media General, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2014
(in thousands)

	New Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Net operating revenue	$—	$—	$444,636	$13,617	$—	$458,253
Operating costs:
Operating expenses, excluding depreciation expense	—	—	151,404	4,708	—	156,112
Selling, general and administrative expenses	—	—	117,654	6,048	—	123,702
Amortization of program license rights	—	—	14,299	778	—	15,077
Corporate and other expenses	—	—	20,089	(311)	—	19,778
Depreciation and amortization	—	—	47,710	568	—	48,278
Gain related to property and equipment, net	—	—	897	—	—	897
Merger-related expenses	—	—	13,173	—	—	13,173
Restructuring expenses	—	—	4,764	—	—	4,764
Operating income	—	—	74,646	1,826	—	76,472

Other income (expense)
Interest expense	—	—	(28,511)	(921)	—	(29,432)
Debt modification and extinguishment costs	—	—	(183)	—	—	(183)
Equity in income (loss) from operations of consolidated subsidiaries	—	—	—	—	—	—
Other, net	—	—	(1)	20	—	19
Total other income (expense)	—	—	(28,695)	(901)	—	(29,596)

Income before income taxes	—	—	45,951	925	—	46,876
Income tax expense	—	—	(20,696)	—	—	(20,696)
Net income	$—	$—	$25,255	$925	$—	$26,180

Net income attributable to noncontrolling interests	—	—	—	614	—	614
Net income (loss) attributable to Media General	$—	$—	$25,255	$311	$—	$25,566

Other comprehensive income	—	—	—	—	—	—
Total comprehensive income (loss) attributable to Media General	$—	$—	$25,255	$311	$—	$25,566

Media General, Inc.
Condensed Consolidating Statement of Cash Flows
Year to date through September 30, 2015
(in thousands)

	New Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Cash flows from operating activities:
Net cash provided (used) by operating activities	$(1,402)	$18,085	$115,243	$3,570	$—	$135,496

Cash flows from investing activities:
Capital expenditures	—	(14,845)	(22,833)	(2,905)	—	(40,583)
Release of restricted cash at qualified intermediary	—	—	119,903	—	—	119,903
Proceeds from the sale of PP&E	—	71	1,208	—	—	1,279
Proceeds from spectrum sale	—	—	620	2,500	—	3,120
Receipt of dividend	—	58,507	—	—	(58,507)	—
Payments from intercompany borrowings	2,025	—	36,387	—	(38,412)	—
Payment of capital contributions	(3,011)	—	—	—	3,011	—
Other, net	—	—	—	(78)	—	(78)
Net cash provided (used) by investing activities	(986)	43,733	135,285	(483)	(93,908)	83,641

Cash flows from financing activities:
Repayment of borrowings under Media General Credit Agreement	—	—	(160,000)	—	—	(160,000)
Repayment of 2021 Notes	—	(15,863)	—	—	—	(15,863)
Repayment of borrowings under Shield Media Credit Agreement	—	—	—	(1,800)	—	(1,800)
Repayment of other borrowings	—	—	—	(873)	—	(873)
Payment for share repurchases	—	—	(33,724)	—	—	(33,724)
Payment for the acquisition of noncontrolling interest	—	(10,872)	—	—	—	(10,872)
Cash paid for debt modification	—	—	(3,425)	—	—	(3,425)
Payment of dividend	—	—	(58,507)	—	58,507	—
Payments on intercompany borrowing	—	(38,412)	—	—	38,412	—
Receipt of capital contributions	—	3,011	—	—	(3,011)	—
Other, net	—	(312)	1,684	(70)	—	1,302
Net cash provided (used) by financing activities	—	(62,448)	(253,972)	(2,743)	93,908	(225,255)

Net increase (decrease) in cash and cash equivalents	(2,388)	(630)	(3,444)	344	—	(6,118)
Cash and cash equivalents at beginning of period	2,388	9,658	27,371	4,503	—	43,920
Cash and cash equivalents at end of period	$—	$9,028	$23,927	$4,847	$—	$37,802

Media General, Inc.
Condensed Consolidating Statement of Cash Flows
Year to date through September 30, 2014
(in thousands)

	New Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Cash flows from operating activities:
Net cash provided (used) by operating activities	$—	$—	$44,621	$(1,259)	$—	$43,362

Cash flows from investing activities:
Capital expenditures	—	—	(18,617)	(4)	—	(18,621)
Payment for acquisition of station assets	—	—	(83,185)	—	—	(83,185)
Deferred proceeds related to sale of property	—	—	24,535	—	—	24,535
Proceeds from sale the of PP&E	—	—	1,157	—	—	1,157
Collateral refunds related to letters of credit	—	—	980	—	—	980
Net cash provided (used) by investing activities	—	—	(75,130)	(4)	—	(75,134)

Cash flows from financing activities:
Principal borrowings under Media General Credit Agreement	—	—	75,000	—	—	75,000
Repayment of borrowings under Media General Credit Agreement	—	—	(84,000)	—	—	(84,000)
Repayment of borrowings under Shield Media Credit Agreement	—	—	—	(1,800)	—	(1,800)
Principal borrowings under revolving credit facility	—	—	10,000	—	—	10,000
Repayment of borrowings under revolving credit facility	—	—	(10,000)	—	—	(10,000)
Debt issuance costs	—	—	(2,507)	—	—	(2,507)
Other, net	—	—	336	—	—	336
Net cash used by financing activities	—	—	(11,171)	(1,800)	—	(12,971)

Net decrease in cash and cash equivalents	—	—	(41,680)	(3,063)	—	(44,743)
Cash and cash equivalents at beginning of period	—	—	67,508	4,110	—	71,618
Cash and cash equivalents at end of period	$—	$—	$25,828	$1,047	$—	$26,875

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

Media General, Inc. now owns or operates 71 network-affiliated broadcast television stations (twenty-two with CBS, fourteen with NBC, twelve with ABC, eight with FOX, eight with CW and seven with MyNetworkTV) and their associated digital media and mobile platforms, in 48 markets. These stations reach approximately 23% of U.S. TV households, and the Company reaches approximately two-thirds of the U.S. Internet audience. Fifty-one of the 71 stations are located in the top 100 designated market areas as grouped by Nielsen (“DMAs”), while 27 of the 71 stations are located in the top 50 markets.

The Company also has one of the largest and most diverse digital media businesses in the U.S. television broadcasting industry, with a portfolio that includes LIN Digital, ONE Mobile, Federated Media, HYFN and Dedicated Media.

On September 8, 2015 the Company announced a definitive merger agreement under which the Company will acquire all of the outstanding common stock of Meredith Corporation ("Meredith") in a cash and stock transaction. On September 28, 2015 the Company received an unsolicited proposal from Nexstar Broadcasting Group, Inc. ("Nexstar") to acquire all of the outstanding common stock of Media General for $14.50 per share in cash and stock, including $10.50 per share in cash and a fixed ratio of 0.0898 Nexstar shares per Media General share. As allowed under an October 14, 2015 agreement with Meredith and following the execution of a non-disclosure agreement with Nexstar, the Company is currently in the process of exchanging information with Nexstar.

The FCC continues to plan to recapture spectrum from broadcasters as part of a reverse auction in the Spring of 2016.  The Company continues to evaluate its options on a market-by-market basis.  These options may include relinquishment of spectrum, channel sharing, relocation of channel, and/or doing nothing depending on the market and how the reverse auction evolves.  As this process is unique and there are thousands of participants, the Company’s proceeds from auction transactions could range from zero to hundreds of millions.  The process itself is subject to change and the Company has not yet finalized its level of participation.

RESULTS OF OPERATIONS

The Company recorded a net loss attributable to Media General of $48 million and $54 million (($0.38) and ($0.42) per diluted share) during the third quarter and first nine months of 2015, respectively, compared to net income attributable to Old Media General of $13 million and $26 million ($0.15 and $0.29 per diluted share) in the equivalent periods of 2014. Net loss attributable to Media General for the third quarter of 2015 included a non-cash $53 million pretax goodwill impairment charge, a significant portion for which there is no benefit for tax purposes. The Company's results during the first nine months of 2015 included merger-related expenses of $19 million, non-operating gains of $5.6 million (in Other, net) on the relocation of broadcast channels in Lansing, Michigan and Austin, Texas and a $2.5 million reduction in Operating expenses for settlement proceeds related to overcharges by a music licensing agency.

The net loss recorded by the Company in the third quarter and first nine months of 2015 was $56 million and included net losses attributable to noncontrolling interests of $7.4 million and $1.4 million in the third quarter and first nine months of 2015, respectively. The losses attributable to noncontrolling interests represents the aggregate income of certain stations operated by the Company through JSA/SSA arrangements as well as the investment in HYFN Inc., a digital media operation. The remaining noncontrolling interest in Dedicated Media (also acquired in the LIN Merger) was acquired by the Company on April 1, 2015.

The Company generated $85 million and $260 million of operating income from its Broadcast segment in the third quarter and first nine month periods of 2015, respectively. Its Digital segment recorded operating income of $1.5 million and $0.5 million in the third quarter and first nine month period of 2015, respectively.

As described earlier, the Company completed the LIN Merger during the fourth quarter of 2014. As a result, the financial statements reflect only Old Media General's results of operations during the 2014 quarter and year-to-date periods while the results of operations for the 2015 periods are reflective of the combined company.

REVENUES

Revenues were $322 million and $939 million in the third quarter and first nine months of 2015, respectively, compared to $160 million and $458 million in the same prior-year periods. The increase in 2015 revenues is due overwhelmingly to the net acquisition activity discussed above. To allow investors to compare the revenue generated by the combined company’s 71 stations and digital companies during the three and nine months ended September 30, 2015, to revenue generated by those stations and digital companies in the aggregate during the three and nine months ended September 30, 2014, the Company has provided a non-GAAP comparison of the adjusted net operating revenue for the combined company for the three and nine months ended September 30, 2014, along with the year-to-year percentage change. These combined company numbers presented for the three and nine months ended September 30, 2014, were derived by making the following adjustments to the revenues reported on the statement of comprehensive income for the same periods:

•
adding LIN’s revenues for the three and nine months ended September 30, 2014, and excluding the stations sold in Providence, Rhode Island (WJAR); Green Bay-Appleton, Wisconsin (WLUK and WCWF); Savannah, Georgia (WJCL and certain assets of WTGS); Birmingham, Alabama (WVTM); and Mobile, Alabama (WALA) as part of the business combination transaction;

•
adding revenues for the three and nine months ended September 30, 2014 of the acquired stations in Harrisburg, Pennsylvania (WHTM); Colorado Springs, Colorado (KXRM and KXTU); and Tampa, Florida (WTTA);

•	including adjustments as though the BiteSize TV and Federated Media entities had been owned for the full three and nine month periods ended September 30, 2014;

•	excluding activity attributable to the Nami entity, which was disposed of by LIN prior to the LIN Merger; and

•	including adjustments to reflect the change from a CBS to a CW affiliation for the Indianapolis, Indiana station as of January 1, 2014. The station converted to a CW affiliation on January 1, 2015.

The Company provides these non-GAAP financial results for the combined company because the Company believes these metrics will better allow investors, financial analysts and others to evaluate period-over-period changes in the financial results of the Company’s existing operations.

	Three Months Ended
			(As Reported)		(As Adjusted)
(Unaudited, in thousands)	September 30, 2015	% of Total	September 30, 2014	Adjustments	September 30, 2014	Percent Change
Local	$211,643	65.8%	$101,957	$88,745	$190,702	11.0%
National	52,352	16.3%	27,525	24,455	51,980	0.7%
Political	4,566	1.4%	17,116	14,544	31,660	(85.6)%
Digital	43,744	13.6%	6,347	36,056	42,403	3.2%
Other	9,431	2.9%	7,279	2,717	9,996	(5.7)%
Net operating revenue, as adjusted	$321,736		$160,224	$166,517	$326,741	(1.5)%

	Nine Months Ended
			(As Reported)		(As Adjusted)
(Unaudited, in thousands)	September 30, 2015	% of Total	September 30, 2014	Adjustments	September 30, 2014	Percent Change
Local	$638,669	68.0%	$308,112	$272,222	$580,334	10.1%
National	154,601	16.5%	81,366	75,915	157,281	(1.7)%
Political	8,131	0.9%	29,805	19,518	49,323	(83.5)%
Digital	110,147	11.7%	17,226	99,080	116,306	(5.3)%
Other	27,445	2.9%	21,744	6,554	28,298	(3.0)%
Net operating revenue, as adjusted	$938,993		$458,253	$473,289	$931,542	0.8%

Local revenue for the combined company was up $21 million and $58 million during the three and nine months ended September 30, 2015, respectively, as a result of increased retransmission revenue and, to a lesser extent, an increase in core local advertising. National advertising revenue decreased $2.7 million during the nine months ended September 30, 2015 as compared to the prior-year equivalent period primarily due to revenues from the Sochi Winter Olympic games on the Company’s NBC affiliates during February 2014. During the third quarter of 2015 national advertising revenue increased by $0.4 million from the equivalent prior year period primarily due to increased advertising spending by the automotive sector. Political revenue for the combined company declined by more than 80% during the three and nine months ended September 30, 2015 as compared to the prior-year equivalent periods due to the fact that 2015 is not a national election year. The increase of $1.3 million in Digital revenue during the three months ended September 30, 2015 was primarily the result of increased activity in social media advertising and content marketing services and the initial results of the automated buying strategy implemented during the 2nd quarter of 2015. The increases in Digital revenue during the third quarter of 2015 were partially offset by decreases in arbitrage media placement services.

OPERATING COSTS

Operating costs as reported on the consolidated statements of comprehensive income increased $227 million and $530 million in the third quarter and first nine months of 2015, respectively, from the prior-year equivalent periods overwhelmingly due to the merger with LIN Media, as previously described. Also contributing to the increase in operating costs were higher network programming payments driven, in part, by the increase in retransmission revenue and higher compensation and healthcare costs. The Company believes that a comparison of operating costs on an as adjusted basis (making similar adjustments as described for revenue above) better allows investors, financial analysts and others to evaluate year-over-year changes in the financial results of the Company’s existing stations. On an as adjusted basis, operating costs increased $94 million and $135 million to $352 million and $912 million during the third quarter and first nine months of 2015, respectively, from the equivalent prior-year periods. The increases during both the quarter and year-to-date periods are due in large part to the $53 million goodwill impairment charge recorded during the third quarter of 2015 and increased network programming payments, which rose $15 million and $49 million for the three and nine months ended September 30, 2015, respectively. Higher depreciation and amortization expense during the quarter and year-to-date 2015 periods also contributed to the increase. Absent the higher network payments, total operating expenses and selling, general and administrative expenses, operating costs decreased $4.7 million from the equivalent prior year-to-date period, reflecting merger related synergies and effective expense management.

Corporate and other expenses as reported on the consolidated statements of comprehensive income increased by $7.0 million and $18 million in the three and nine months ended September 30, 2015, respectively, primarily due to the impact of stock-based compensation, which rose $3.4 million and $12 million, respectively.

Depreciation and amortization expense as reported on the consolidated statements of comprehensive income was $40 million and $123 million in the three and nine months ended September 30, 2015, compared to $16 million and $48 million in the corresponding prior-year periods. The increase was primarily the result of additional assets acquired resulting from the mergers, although new capital investments contributed to a lesser extent.

The Company also recorded $10 million and $3.6 million of merger-related costs in the third quarter of 2015 and 2014, respectively, as shown on the consolidated statements of comprehensive income primarily for employee severance, investment banking and professional fees related to the LIN Merger and the merger with Young Broadcasting (reflected in 2014 only). The 2015 costs also included fees to outside legal and advisory consultants related to the merger agreement with Meredith and the unsolicited Nexstar proposal discussed above.

In September 2015 the Company adopted a plan to restructure certain digital segment operations. The Company recorded a severance expense of $1.1 million related to the plan in the third quarter of 2015.

INTEREST EXPENSE

Interest expense of almost $90 million in the first nine months of 2015 tripled interest expense in the corresponding period of 2014 due to additional debt related to the LIN Merger. The Company’s effective interest rate increased from 4.2% in the third quarter and 4.4% in the first nine months of 2014 (based on $919 million and $902 million of average outstanding debt, respectively) to 5.2% and 5.1% during the equivalent periods of 2015, respectively (based on $2.3 billion of average outstanding debt in both periods). The increase is due to the higher interest rates on the 2021 Notes assumed as part of LIN Merger and 2022 Notes issued related to the LIN Merger transaction.

During the first nine months of 2015, the Company repaid $160 million and $16 million of principal and premium on the Media General term loan and 2021 Notes, respectively (as well as $1.8 million and $0.9 million on the Shield loans and Other borrowings, respectively). The Company was only required to make aggregate principal payments of $9 million during the first nine months of 2015.

INCOME TAXES

The effective tax rate was 7.3% in the third quarter of 2015 as compared to 45.4% in the third quarter of 2014 and 6.6% in the first nine months of 2015 as compared 44.2% in the equivalent prior-year period.  The low tax rates in the current periods were due primarily to the Goodwill impairment and other permanent book-tax differences not deductible for tax purposes as compared to much higher levels of pre-tax loss.  The tax expense in both years was predominantly non-cash due to the Company’s significant net operating loss carryover.  Current tax expense was approximately $0.4 million and $0.5 million in the third quarter of 2015 and 2014 respectively and was approximately $1.9 million and $0.8 million in the first nine months of 2015, and 2014, respectively; it was attributable primarily to state income taxes.

The Company records income tax expense using the liability method, under which deferred tax assets and liabilities are recorded for the differing treatments of various items for financial reporting versus tax reporting purposes. The Company evaluates the need for a valuation allowance for deferred tax assets. Included in that analysis is the fact that the Company has carried forward $615 million of net operating losses (NOLs) as of September 30, 2015. The analysis shows that, although there are limitations in future years, the Company anticipates being able to use the NOLs recorded before they expire over the course of the next 20 years.

OTHER

In September 2015 the Company adopted a plan to restructure certain digital segment operations which is expected to save the Company $5 million in operating costs annually. The Company recorded a severance expense of $1.1 million related to the plan in the third quarter of 2015. Accrued severance costs are included in the "Accrued salaries and wages" line item on the consolidated condensed balance sheet. No severance payments related to the digital segment restructuring were made during the third quarter of 2015. In April of 2014, the Company adopted a plan to restructure certain corporate and shared service operations intended to save $10 million in operating costs annually. The Company recorded severance expense of $0.3 million in the third quarter of 2014. Accrued severance costs are included in the “Accrued salaries and wages” line item on the consolidated condensed balance sheet. Following severance payments of $0.1 million, the remaining severance liability related to the corporate restructuring was approximately $3.7 million as of September 30, 3014.

The turnover of key sales personnel and the industry-wide shift to use software to automate the buying and placement of digital advertising led to a decrease in projected operating results for the Company's historical arbitrage media placement businesses. This resulted in the Company recording a pretax goodwill impairment charge at its LIN Digital reporting unit of $53 million in the third quarter of 2015. After recording the impairment charge, the goodwill allocated to the LIN Digital reporting unit was $80 million at September 30, 2015. The calculation of impairment involves the use of significant judgment and estimates that management believes are appropriate in the circumstances although it is reasonably possible that actual performance will differ from these estimates. These estimates include those relating to revenue growth, compensation levels, digital advertising placement prices, capital expenditures, discount rates and market trading multiples for digital advertising assets.

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

The Company also recorded $5.6 million of non-operating gains in the nine month period ended September 30, 2015 related to the relocation of broadcast channels in the Lansing, Michigan and Austin, Texas markets. In July 2015 the Company received a performance payment from Shield Media related to its channel relocation in Lansing, Michigan. The performance payment was included in a $9 million dividend discussed in Note 4.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash flow from operations, but it also has access to the $150 million revolving credit facility and cash on its balance sheet. The Company has $147 million of availability under the revolving credit facility (giving effect to $3 million of letters of credit which have been issued but are undrawn) and $38 million of cash on its balance sheet as of September 30, 2015. There is $3.7 million of cash in the consolidated balance sheet as of September 30, 2015 which can only be used to settle the obligations of the VIEs as discussed in Note 4. The LIN Merger has enhanced the Company’s ability to generate cash, particularly in even-numbered years when Political and Olympic revenues are most prominent. The Company has used its cash flows for debt repayment, stock repurchase, further investment in its operations and other corporate initiatives.

On March 31, 2015, the Board of Directors of the Company approved a share repurchase program expiring December 31, 2015, which authorizes the Company to purchase up to $120 million of its outstanding shares of common stock. The Company purchased 0.9 million shares of common stock at an average price of $15.80 per share under the program for $15 million during the third quarter of 2015. The Company has purchased 2.1 million shares at an average price of $16.16 for $34 million during the nine months ended September 30, 2015.

The Company generated $135 million of cash from operating activities during the nine months ended September 30, 2015. This compared to $43 million of net cash generated by operating activities in the year-ago period. The increase from the year-ago period is primarily the result of the addition of cash flows from the merger in the nine months ended September 30, 2015 and significantly lower retirement plan contributions during the first nine months of 2015. In the nine months ended September 30, 2014, the Company made voluntary cash contributions of $49 million to its retirement plans. While retirement plan contributions and changes in balance sheet accounts such as trade accounts payable, accrued expenses and other liabilities (including payment of accrued interest) and accounts receivable can and did have an impact on the cash flows from operating activities, as shown on the Consolidated Statements of Cash Flows, the key component is the underlying operating performance of the Company's stations.

The Company internally, and analysts in the Broadcast industry, use a non-GAAP Broadcast Cash Flow (BCF) metric as a key performance measure. BCF is defined as operating income plus corporate and other expenses, depreciation and amortization, net gains related to property and equipment, program license rights amortization less payments for program license rights and merger-related expenses. As shown in the table that follows, as adjusted BCF (reflecting the combined company numbers as described in "Revenues") decreased from $115 million to $90 million in the third quarter of 2015 primarily due to absence of advertising revenues related to the national elections during 2014:

	Three Months Ended
		(As Reported)		(As Adjusted)
(Unaudited, in thousands)	September 30, 2015	September 30, 2014	Adjustments	September 30, 2014
Net Operating Revenue	$321,736	$160,224	$166,517	$326,741
Less: Operating Costs	(352,178)	(125,043)	(132,787)	(257,830)
Operating Income	(30,442)	35,181	33,730	68,911
Add:
Depreciation and amortization	40,385	15,643	14,376	30,019
Corporate and other expenses	12,598	5,567	5,735	11,302
Loss related to property and equipment, net	96	676	42	718
Program license rights, net	3,457	162	(285)	(123)
Goodwill impairment	52,862	—	—	—
Merger-related expenses	10,014	3,596		3,596
Restructuring expenses	1,132	275	—	275
Broadcast cash flow	$90,102	$61,100	$53,598	$114,698

During the nine months ended September 30, 2015, BCF decreased from $300 million to $264 million, as shown in the table that follows:

	Nine Months Ended
		(As Reported)		(As Adjusted)
(Unaudited, in thousands)	September 30, 2015	September 30, 2014	Adjustments	September 30, 2014
Net Operating Revenue	$938,993	$458,253	$473,289	$931,542
Less: Operating Costs	(911,936)	(381,781)	(395,234)	(777,015)
Operating Income	27,057	76,472	78,055	154,527
Add:
Depreciation and amortization	123,286	48,278	41,769	90,047
Corporate and other expenses	37,615	19,778	17,901	37,679
(Gain) loss related to property and equipment, net	(328)	897	141	1,038
Program license rights, net	3,504	(127)	(905)	(1,032)
Goodwill impairment	52,862	—	—	—
Merger-related expenses	18,907	13,173	—	13,173
Restructuring expenses	1,132	4,764	—	4,764
Broadcast cash flow	$264,035	$163,235	$136,961	$300,196

Investing activities of the Company provided cash of $84 million during the first nine months of 2015 primarily due to the release from a qualified intermediary of $120 million in restricted cash related to the 2014 sale of WJAR-TV, as discussed above. This cash inflow was partially offset by $41 million in capital expenditures during the first nine months of 2015. The Company also had cash inflows of $3.1 million during 2015 related to the relocation of broadcast channels in Lansing, Michigan and Austin, Texas.

Cash used by financing activities of $225 million and $13 million in the nine months ended September 30, 2015 and 2014, respectively, primarily resulted from principal payments of $178 on outstanding debt during the year-to-date 2015 period as compared to net debt repayments of $11 million in the comparable prior year period. The Company also had a $11 million cash outflow related to the acquisition of the remaining noncontrolling interest in Dedicated Media and, as discussed above, cash payments of $34 million for share repurchases under the share repurchase program approved by the Board of Directors during 2015.

Debt Agreements

At September 30, 2015, the Company had the following debt instruments (presented with maturity dates):

Term Loan (7/31/2020)	$1,541 million	LIBOR + 3.00% w/ 1% LIBOR floor

Revolver (10/28/2019)	$147 million available; None drawn	LIBOR + 2.50%; 0.5% commitment fee

2022 Notes (11/15/2022)	$400 million	5.875% fixed

2021 Notes (1/15/2021)	$275 million	6.375% fixed

Shield Media Term Loans (7/31/2018)	$28 million	LIBOR + 3.00%

Other Borrowings (through 2017)	$1.2 million	LIBOR + 3.00%

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

The Credit Agreement contains a leverage ratio covenant which is tested for purposes of the Revolving Credit Facility, if and when, the borrowings under the Revolving Credit Facility and non-collateralized letters of credit exceed $45 million at a quarter-end. At other times, there is not a required maximum leverage ratio that the Company must operate within. The leverage ratio involves debt levels and a rolling eight-quarter calculation of EBITDA, as defined in the agreement. For the second and third quarters of 2015, the maximum ratio was 5.75 times, for the fourth quarter it would be 5.50 times, for the first quarter of 2016 it would be 5.25 times, and it would be 5.00 times thereafter. Additionally, the agreement has restrictions on certain transactions that are operational regardless of borrowing level under the Revolving Credit Facility, including the incurrence and existence of additional debt, capital leases, investments, fundamental changes (including additional acquisitions, mergers or consolidations), limitation on liens, prepayment or amendment of certain debt, transactions with affiliates, changes in the nature of the business, asset sales and restricted payments (including dividends and share repurchases) as defined in the Credit Agreement.

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

Consolidated net leverage, as defined in the Credit Agreement governing the Revolving Credit Facility, was 5.07x as of September 30, 2015. The Company is in compliance with all financial covenants at September 30, 2015.

In connection with and in order to finance the proposed Meredith transaction which is expected to include the repayment of our 2021 Notes and the repayment of all material third party indebtedness of Meredith, in the third quarter of 2015 the Company received a financing commitment from a group of financial institutions totaling $2.8 billion, which consists of an incremental term loan B under the Company’s existing senior secured credit facilities and an additional unsecured loan. In addition, the Company may seek to obtain an additional $200 million of revolving credit commitments in connection with this committed financing, all in connection with, and at or prior to the closing of, the proposed Meredith transaction.

OUTLOOK

The Company owns or operates 71 stations across 48 markets covering 23% of U.S. TV households. The Company’s scale has already delivered significant operating synergies and facilitated increased cash flow generation which enabled the Company to pay down debt. Although national elections and Olympic games will not be held in 2015, strength in retransmission revenues, an active primary season and an improving economy is helping to enable the Company to recoup much of the political and Olympic revenues from which the Company benefited in 2014. For 2016, many experts are projecting strong spending in political advertising, and having the Olympics in Rio de Janeiro, Brazil should enable more “live” events on the Company’s NBC stations. The Company expects to generate strong free cash flow as a combined entity and to create liquidity available for share repurchases and debt reduction. As discussed earlier the Company continues to evaluate its options for the spectrum auction that is currently slated for the spring of 2016. The Company outlook above is subject to risks, uncertainties and assumptions, which could individually or collectively cause actual results to differ materially from those projected above.
* * * * * * * *

Certain statements in this quarterly report, particularly those in the section with the heading “Outlook” are not historical facts and are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include, among others, statements related to accounting estimates and assumptions, expectations regarding the pending merger, regulatory approvals and debt levels, interest rates, the impact of technological advances including consumer acceptance of mobile television and expectations regarding the effects of retransmission fees, network affiliate fees, pension and postretirement plans, capital spending, general advertising levels and political advertising levels, the effects of changes to FCC regulations and FCC approval of license applications. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “plans,” “may” and similar words, including “outlook”, are made as of the date of this quarterly report on Form 10-Q and are subject to risks and uncertainties that could potentially cause actual results to differ materially from those results expressed in or implied by such statements. The reader should understand that it is not possible to foresee or identify all risk factors. Consequently, any such list should not be considered a complete statement of all potential risks or uncertainties.

Various important factors could cause actual results to differ materially from the Company’s forward looking statements, estimates or projections including, without limitation:  failure to complete the merger transaction, the impact of various business combinations and integration efforts of the Company, changes in advertising demand, the economic climate for and efficacy of debt refinancing, emergence of new digital advertising platforms, changes to pending accounting standards, changes in consumer preferences for programming and delivery method, changes in relationships with broadcast networks and advertisers, the performance of pension plan assets, regulatory rulings including those related to ERISA and tax law, natural disasters, and the ability to renew retransmission agreements. Actual results may differ materially from those suggested by forward-looking statements for a number of reasons including those described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
.

Item 3.          Quantitative and Qualitative Disclosure About Market Risk

The Company’s Annual Report on Form 10-K for the year ended December 31, 2014, provides disclosures about market risk. As of September 30, 2015, there have been no material changes in the Company’s market risk from December 31, 2014.

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2015. Based on that evaluation, the Company’s management, including its chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

Change in Internal Control Over Financial Reporting

The LIN Merger was completed on December 19, 2014, and represented a change in internal control over financial reporting. The Company is well into the process of evaluating and harmonizing its existing controls and procedures as part of its ongoing integration activities following the LIN Merger. During the first quarter of 2015 the Company began reporting from a single accounting system. The Company also began a conversion of Old Media General’s traffic and billing system to the system used by LIN Media. This conversion was completed in the third quarter of 2015 resulting in all stations residing on the same traffic and billing system. The Company also converted to a single payroll system during the third quarter of 2015.

PART II.     OTHER INFORMATION

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2015, the Board of Directors of the Company approved a share repurchase program expiring December 31, 2015, which authorizes the Company to purchase up to $120 million of its outstanding shares of common stock. The Company completed the following purchases under this program during the three months ended September 30, 2015:

Period	Shares purchased during the period	Average price paid per share	Aggregate number of share purchased under the program	Dollar value available for future purchases
July 1, 2015 to July 31, 2015	632,114	16.37	1,771,621	90,929,614
August 1, 2015 to August 31, 2015	315,885	14.66	2,087,506	86,299,756
September 1, 2015 to September 31, 2015	—	—	2,087,506	86,299,756
Total	947,999	$16.16	2,087,506	86,299,756

Item 5.          Other Information

On November 4, 2015, the Company and Timothy Mulvaney, Chief Accounting Officer and Controller, entered into an employment agreement (the “Employment Agreement”).  The Employment Agreement is for two years and provides for a base salary of Two Hundred Sixty-Nine Thousand Dollars ($269,000) and a target bonus opportunity of 35% of base salary.  The Employment Agreement also provides that upon termination by the Company, other than for cause or disability, or by Mr. Mulvaney for good reason as such terms are defined in the Employment Agreement, Mr. Mulvaney’s cash severance entitlement shall be one and one-half (1½) times the sum of his base salary and the amount of the Annual Bonus, if any, most recently awarded to Mr. Mulvaney.  The Employment Agreement also includes noncompetition, non-solicitation, and nondisclosure provisions.  Contemporaneously with the execution of the Employment Agreement, Mr. Mulvaney and the Company entered into a separate retention agreement “Retention Agreement,” which provides him with an additional six months of base compensation at his current salary,  the payment of which is contingent upon Mr. Mulvaney remaining with the Company through the closing of the merger with Meredith.

Item 6.          Exhibits

(a) Exhibits

4.1
Supplemental Indenture, dated as of November 4, 2015, among Media General, Inc., Dedicated Media, Inc., the other guarantors party thereto and The Bank of New York Mellon, as Trustee, amending the Indenture dated as of November 5, 2014, as supplemented

10.1	Amended and restated employment agreement between the Company and the Senior Vice President, Chief Financial Officer, dated as of August 6, 2015 agreement effective as of June 5, 2013

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

101
The following financial information from the Media General, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL includes: (i) Consolidated Condensed Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Consolidated Condensed Statements of Comprehensive Income for the three and nine month periods ended September 30, 2015 and September 30, 2014, (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014, and (iv) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

Date: November 6, 2015	By:	/s/ Vincent L. Sadusky
Vincent L. Sadusky
President and Chief Executive Officer

Date: November 6, 2015	By:	/s/ James F. Woodward
James F. Woodward
Senior Vice President, Chief Financial Officer