Form 10-K
period 2015-12-31
MEDIA GENERAL INC
filed 2016-02-29
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
Yes                    No              X
The aggregate market value of voting and non-voting stock held by nonaffiliates of the registrant, based upon the closing price of the Company’s Class A Common Stock as reported on the New York Stock Exchange, as of June 30, 2015, was $2.1 billion.
The number of shares of Voting Common Stock (no par value) outstanding on February 26, 2016, was 128,944,173.
Part III incorporates information by reference from the proxy statement for the Annual Meeting of Stockholders to be held on April 21, 2016.

Index to Media General, Inc.
Annual Report on Form 10-K for the Year Ended December 31, 2015

Part I

Item 1. Business
General

In September 2015, Media General Inc. (the “Company” or “Media General”) announced a merger agreement under which the Company would have acquired all of the outstanding common stock of Meredith Corporation (“Meredith”) in a cash and stock transaction. Later in September of 2015 the Company received an unsolicited proposal from Nexstar Broadcasting Group, Inc. (“Nexstar”) to acquire all of the outstanding common stock of Media General. Following discussion between the various parties, in January 2016 Media General terminated its agreement with Meredith with Media General paying Meredith a $60 million termination fee and providing Meredith with an opportunity to negotiate for the purchase of certain broadcast and digital assets owned by Media General. Immediately thereafter, the Company entered into an agreement with Nexstar whereby Nexstar will acquire all outstanding shares of Media General for $10.55 per share in cash and 0.1249 shares of Nexstar Class A common stock for each Media General share. Upon the completion of the transaction, Nexstar will change its name to Nexstar Media Group. The agreement includes additional consideration in the form of a contingent value right entitling Media General shareholders to net cash proceeds, reduced to account for Media General shareholders' ongoing ownership in Nexstar following the transaction, to the extent received from the sale of Media General's spectrum in the Federal Communication Commission's upcoming Incentive Auction discussed further in Pending Matters. It is estimated that Media General shareholders will own approximately 34% and existing Nexstar shareholders will retain approximately 66% ownership of the combined company after closing. The closing of the transaction is subject to the satisfaction of a number of conditions including, but not limited to, the approval of various matters relating to the transaction by Media General and Nexstar shareholders, the approval of the Federal Communications Commission (“FCC”), clearance under the Hart-Scott-Rodino antitrust act and certain third party consents.

On December 19, 2014 (the “Closing Date”), Media General, Inc., now known as MGOC, Inc. (“Old Media General”), and LIN Media LLC, a Delaware limited liability company (“LIN Media” or “LIN”) were combined in a business combination transaction (the “LIN Merger”). As a result of this merger, Media General, Inc. formerly known as Mercury New Holdco, Inc. (“New Media General” or the “Company”) became the parent public-reporting company of the combined company; LIN Television Corporation (“LIN Television”) became a direct, wholly owned subsidiary of New Media General and Old Media General became a direct, wholly owned subsidiary of LIN Television and an indirect, wholly owned subsidiary of New Media General. The Company is headquartered in Richmond, Virginia.

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

On November 12, 2013, Legacy Media General and Young were combined in a tax-free, all-stock merger transaction (the “Young Merger”). In the Young Merger, Media General issued to Young’s equity holders 60.2 million shares of Media General voting common stock. The merger with Young was accounted for as a reverse acquisition in accordance with FASB Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). For financial reporting purposes, Young was the acquirer and the continuing reporting entity. Accordingly, financial information presented for the Company in the consolidated financial statements for the year ended December 31, 2012 reflects the historical activity of Young.

The Company owns, operates or services 71 network-affiliated stations (23 with CBS, 13 with NBC, 12 with ABC, 8 with FOX, 8 with CW, and 7 with MyNetworkTV) and their associated digital media and mobile platforms, operating in 48 markets. These stations reach approximately 23% of U.S. TV households, and the Company reaches almost one half of the U.S. Internet audience. Fifty of the 71 stations are located in the top 100 designated market areas as grouped by Nielsen (“DMAs”), while 27 of the 71 stations are located in the top 50 markets.

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
Broadcast Stations and Markets

The Company’s operations as of December 31, 2015, include television stations (which cover 23% of the U.S.), websites and digital operations as shown on the following map:

The following table sets forth general information for the Company’s television stations as of December 31, 2015:

Market	DMA Rank (1)	Station	Network Affiliation	Status (2)	Expiration Date of Primary Network Agreement	Expiration of FCC License
San Francisco, CA	6	KRON	MyTV		9/28/2016	12/1/2022
Tampa - St. Petersburg - Sarasota, FL	11	WFLA	NBC		12/31/2017	2/1/2021
Tampa - St. Petersburg - Sarasota, FL	11	WTTA	MyNet		9/28/2016	2/1/2021
Portland, OR	24	KOIN	CBS		12/31/2021	2/1/2023
Raleigh - Durham, NC	25	WNCN	NBC (3)		2/29/2016	12/1/2020
Indianapolis, IN	27	WISH	CW		9/1/2021	8/1/2021
Indianapolis, IN	27	WNDY	MyNet		9/28/2016	8/1/2021
Nashville, TN	29	WKRN	ABC		8/31/2021	8/1/2021
Hartford-New Haven, CT	30	WTNH	ABC		8/31/2021	4/1/2023
Hartford-New Haven, CT	30	WCTX	MyNet		9/28/2016	4/1/2023
Columbus, OH	31	WCMH	NBC		12/31/2017	10/1/2021
Greenville-Spartanburg, SC, Asheville, NC	37	WSPA	CBS		8/31/2019	12/1/2020
Greenville-Spartanburg, SC, Asheville, NC	37	WYCW	CW		9/1/2021	12/1/2020
Austin, TX	39	KXAN	NBC		12/31/2017	8/1/2022
Austin, TX	39	KNVA+	CW	LMA	9/1/2021	8/1/2022
Austin, TX	39	KBVO	MyNet		9/28/2016	8/1/2022

Market	DMA Rank (1)	Station	Network Affiliation	Status (2)	Expiration Date of Primary Network Agreement	Expiration of FCC License
Grand Rapids-Kalamazoo-Battle Creek, MI	41	WOOD	NBC		12/31/2017	10/1/2021
Grand Rapids-Kalamazoo-Battle Creek, MI	41	WOTV	ABC		8/31/2021	10/1/2021
Grand Rapids-Kalamazoo-Battle Creek, MI	41	WXSP	MyNet		9/28/2016	10/1/2021
Norfolk-Portsmouth-Newport News, VA	42	WAVY	NBC		12/31/2017	10/1/2020
Norfolk-Portsmouth-Newport News, VA	42	WVBT	FOX		12/31/2017	10/1/2020
Harrisburg, PA	44	WHTM	ABC		8/31/2021	8/1/2023
Birmingham, AL	45	WIAT	CBS		8/31/2019	4/1/2021
Albuquerque-Santa Fe, NM	48	KRQE+	CBS		8/31/2019	10/1/2022
Albuquerque-Santa Fe, NM	48	KASA	FOX		12/31/2017	10/1/2022
Albuquerque-Santa Fe, NM	48	KWBQ+	CW	SSA	9/1/2021	10/1/2022
Albuquerque-Santa Fe, NM	48	KASY	MyNet	SSA	9/28/2016	10/1/2022
Providence, RI-New Bedford, MA	52	WPRI	CBS		8/31/2019	4/1/2023
Providence, RI-New Bedford, MA	52	WNAC	FOX	LMA	12/31/2017	4/1/2023
Buffalo, NY	53	WIVB	CBS		8/31/2019	6/1/2023
Buffalo, NY	53	WNLO	CW		9/1/2021	6/1/2023
Richmond, VA	56	WRIC	ABC		8/31/2021	10/1/2020
Mobile, AL - Pensacola, FL	58	WKRG	CBS		8/31/2019	4/1/2021
Mobile, AL/Pensacola, FL	58	WFNA	CW		9/1/2021	4/1/2021
Albany, NY	59	WTEN+	ABC		8/31/2021	6/1/2023
Albany, NY	59	WXXA	FOX	SSA/JSA	12/31/2017	6/1/2023
Knoxville, TN	62	WATE	ABC		8/31/2021	8/1/2021
Dayton, OH	64	WDTN	NBC		12/31/2017	10/1/2021
Dayton, OH	64	WBDT	CW	SSA/JSA	9/1/2021	10/1/2021
Wichita-Hutchinson, KS	65	KSNW+	NBC		12/31/2017	6/1/2022
Honolulu, HI	66	KHON+	FOX		12/31/2017	2/1/2023
Green Bay, WI	68	WBAY	ABC		8/31/2021	12/1/2021
Roanoke - Lynchburg, VA	69	WSLS	NBC		12/31/2017	10/1/2020
Colorado Springs-Pueblo, CO	89	KXRM	FOX		12/31/2017	4/1/2022
Colorado Springs-Pueblo, CO	89	KXTU	CW		9/1/2021	4/1/2022
Savannah, GA	91	WSAV	NBC		12/31/2017	4/1/2021
Charleston, SC	94	WCBD	NBC		12/31/2017	12/1/2020
Jackson, MS	95	WJTV	CBS		8/31/2019	6/1/2021
Tri-Cities, TN/VA	97	WJHL	CBS		12/31/2019	8/1/2021
Greenville - New Bern, NC	99	WNCT	CBS		8/31/2019	12/1/2020
Davenport, IA	101	KWQC	NBC		12/31/2017	2/1/2022
Myrtle Beach - Florence, SC	102	WBTW	CBS		8/31/2019	12/1/2020
Sioux Falls, SD	110	KELO+	CBS		8/31/2019	4/1/2022
Fort Wayne, IN	111	WANE	CBS		8/31/2019	8/1/2021

Market	DMA Rank (1)	Station	Network Affiliation	Status (2)	Expiration Date of Primary Network Agreement	Expiration of FCC License
Augusta, GA - Aiken, SC	112	WJBF (4)	ABC		8/31/2021	4/1/2021
Lansing, MI	113	WLNS	CBS		12/31/2021	10/1/2021
Lansing, MI	113	WLAJ	ABC	SSA/JSA	8/31/2021	10/1/2021
Youngstown, OH	114	WKBN	CBS		12/31/2021	10/1/2021
Youngstown, OH	114	WYTV	ABC	SSA/JSA	8/31/2021	10/1/2021
Youngstown, OH	114	WYFX+	FOX		12/31/2017	10/1/2021
Springfield-Holyoke, MA	116	WWLP	NBC		12/31/2017	4/1/2023
Lafayette, LA	121	KLFY	CBS		12/31/2021	6/1/2021
Columbus, GA	127	WRBL	CBS		8/31/2019	4/1/2021
Topeka, KS	135	KSNT	NBC		12/31/2017	6/1/2022
Topeka, KS	135	KTKA	ABC	SSA/JSA	8/31/2021	6/1/2022
Topeka, KS	135	KTMJ	FOX		12/31/2017	6/1/2022
Mason City, IA	153	KIMT	CBS		8/31/2019	2/1/2022
Terre Haute, IN	155	WTHI	CBS		8/31/2019	8/1/2021
Hattiesburg - Laurel, MS	168	WHLT	CBS		8/31/2019	6/1/2021
Rapid City, SD	171	KCLO	CBS		8/31/2019	4/1/2022
Lafayette, IN	187	WLFI	CBS		12/31/2021	8/1/2021

(1) Designated Market Area or “DMA” estimates and rankings are taken from Nielsen Local Universe Estimates for the 2015-2016 Broadcast Season, effective September 26, 2015. There are 210 DMAs in the United States. All Nielsen data included in this report represents Nielsen estimates, and Nielsen has neither reviewed nor approved the data included in this report.

(2) We own or operate all of our stations and digital channels except for those (i) noted as “LMA” which indicates stations to which we provide services under a local marketing agreement, (ii) noted as “SSA” which indicates stations to which we provide technical, engineering, promotional, administrative and other operational support services under a shared services agreement, and (iii) noted as JSA which indicates stations to which we provide advertising sales services under a joint sales agreement.

(3) WNCN-TV in the Raleigh-Durham, NC DMA will switch from an NBC affiliate to a CBS affiliate beginning February 29, 2016. The CBS Network Agreement will expire on February 29, 2020.

(4)  The station is also party to joint sales and shared service agreements for WAGT, a NBC affiliate, which is licensed to an independent third party.

Revenues, Cyclicality and Seasonality

The Company’s primary source of revenue is the sale of advertising time on its television stations. Advertising revenue is recognized when advertisements are aired. Agency commissions related to advertising are recorded as a reduction of revenue.  Advertising rates are influenced by a variety of factors including demand, the size of a station’s market, the station’s overall rating, economic conditions and the popularity of the station’s local, network and syndicated programming. Broadcast advertising revenue represented approximately 62%, 73% and 77% of gross operating revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

Broadcast advertising revenue is generally higher in even-numbered years due to political election spending and advertising revenue generated from the Olympic Games on the Company’s thirteen NBC stations. Increased consumer advertising in the spring and for the holiday season generally generates higher advertising revenue in the second and fourth quarters of each year.

The Company receives consideration from certain satellite and cable providers in return for the Company’s consent to the retransmission of the signals of its television stations. Retransmission consent revenue is recognized on a per subscriber basis in accordance with terms of each contract. Retransmission consent revenue represented approximately 25%, 19% and 16% of gross operating revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

As part of the merger with LIN Media in 2014, the Company has an innovative digital media portfolio that helps agencies and brands effectively and efficiently reach their target audiences. Media General's digital media businesses include One Mobile, Federated Media, HYFN and Dedicated Media, all under the LIN Digital banner. With local-to-national reach and integrated marketing solutions, Media General is a one-stop-shop for agencies and brands that want to effectively and efficiently reach their target audiences across all screens. Digital advertising revenue is recognized when the advertisement is displayed on our websites and mobile applications, or the websites and mobile applications of the publishers and partners in our advertising network.

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

Other sources of competition include home entertainment systems (including DVDs and video game devices), video-on-demand and pay-per-view, portable digital devices and the Internet. In particular, programmers, including networks and other program providers distribute programming directly to consumers via the Internet (referred to as “Over-The-Top”or OTT distribution), including portable digital devices such as smartphones.

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

FCC rules impose limits on the ownership and cross-ownership of interests in television broadcast stations and certain other media, including:

•	the ownership of multiple television stations in the same market;

•	the cross-ownership of television stations and radio broadcast stations in the same market;

•	the ownership of television stations and daily newspapers of general circulation in the same market; and

•	the national ownership of television stations, which precludes a single entity from owning television stations reaching more than 39% of the entire population of the United States.

In applying its media ownership limits, the FCC treats persons or entities holding “attributable” interests as station “owners.” Subject to some exceptions, attributable media interests include the following:

•
5% or more of voting shares, except in the case of insurance companies, investment companies and bank trust departments that are passive investors, where the attribution threshold is 20% of voting shares

•	a position as an officer or director;

•	a general partnership interest;

•	a limited partnership interest that is not “insulated” in accordance with FCC rules;

•	a time brokerage agreement for more than 15% of the airtime of another television station in the market;

•	a joint sales agreement (“JSA”) for more than 15% of the weekly advertising time of another television station in the market; and

•
any combination of debt and equity amounting to more than 33% of the total asset value (debt plus equity) of a media outlet if the holder either is a major program supplier (providing more than 15% of weekly programming) or holds another attributable media interest in the same market.

The Communications Act requires the FCC to review its ownership rules every four years to determine whether those rules are necessary in the public interest. On April 15, 2014, the FCC released an order and a notice of proposed rulemaking to close its 2010 Quadrennial Review of its ownership rules and open its 2014 Quadrennial Review. The FCC determined to treat a JSA between two same-market television stations as attributable for purposes of its multiple ownership rules if the agreement applies to more than 15% of the weekly advertising time of the brokered station. The FCC gave broadcasters a two-year grace period to bring existing agreements into compliance with the new rule, a period that Congress subsequently extended so that existing JSAs may continue in effect until December 19, 2016. In December 2015, Congress enacted the Consolidated Appropriations Act, 2016, which provided that JSAs in effect as of March 31, 2014 have until September 30, 2025 to unwind or amend the agreements. This rule change affects the Company’s present agreements to sell advertising inventory for independently owned stations in Augusta, GA; Albany, NY; Lansing, MI; Springfield, OH; Youngstown, OH; Dayton, OH and Topeka, KS. In its 2014 Quadrennial Review, the FCC will continue to consider changes to the FCC’s rules regarding broadcast-newspaper cross ownership restrictions and the possible elimination of rules restricting the ownership of radio and TV stations in the same market. The FCC also is considering, among other things, whether to update the definitions of television service contours to take account of digital operations, require television broadcasters to disclose agreements with other broadcasters for shared services and to impose restrictions on these agreements, and regulate network affiliation swaps under the television duopoly rule.

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

In February 2015, the FCC changed its rules implementing the statutory duty to negotiate retransmission consent agreements in good faith. With this change, a television broadcast station is prohibited from negotiating retransmission consent jointly with another station in the same market if the stations are not under common “dejure” control. Under the rule changes, stations may not delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned station located in the same DMA or to a third party that negotiates on behalf of another television station in the same DMA; neither may stations in the same DMA facilitate or agree to facilitate coordinated negotiation of retransmission consent terms, including through the sharing of information. Retransmission consent agreements jointly negotiated prior to the effective date of the new rules remain enforceable until expiration of their terms, but contractual provisions related to separately owned stations consulting or jointly negotiating retransmission agreements are no longer enforceable. The Company cannot predict what effect, if any, the new rules may have on future negotiations for retransmission consent agreements.

The FCC’s syndicated exclusivity rules allow local broadcast television stations to demand that cable operators black out syndicated non-network programming carried on “distant signals” (i.e., signals of broadcast stations, including so-called “superstations,” which serve areas substantially removed from the cable system’s local community). The FCC’s network non-duplication rules allow local network-affiliated broadcast stations to require that cable operators black out duplicate network programming carried on distant signals. In a number of the Company's markets, the local cable networks may carry two or more stations that are affiliated with the same network. The carriage of two network stations on the same cable system could result in a decline of viewership, adversely affecting the revenues of the Company’s stations. In March 2014, the FCC issued a Report and Order and Further Notice of Proposed Rulemaking requesting comments on whether it has the authority to, and whether it should, modify or eliminate its network non-duplication and/or syndicated exclusivity rules. We cannot predict the outcome of this rulemaking, or what effect such rule changes might have.

By a notice of proposed rulemaking released on December 19, 2014, the FCC has sought comment on a proposed change to its rules to broaden the term “multichannel video programming distributor” (“MVPD”) so that it would include within its scope—and thus within the scope of FCC rules pertaining to MVPDs—certain online video distributors. The FCC has proposed to include those services that make multiple linear streams of video programming available for purchase by subscribers at a prescheduled time, regardless of the technology of the distribution platform (“Linear Programming Interpretation”). The FCC also asked for comment on an alternate interpretation of the MVPD definition that would add to the FCC’s classification entities that make available the transmission paths to the programmer (“Transmission Path Interpretation”). In addition, the FCC has proposed that its retransmission consent rules would apply to online MVPDs. The proceeding remains pending, and we cannot predict what changes the FCC may adopt in this proceeding or the effect that any such changes may have on the business and operations of the Company.
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
Pending Matters

In April 2012, President Obama signed into law the American Jobs Act, which provides the FCC with the authority to conduct an “incentive auction” to auction and repurpose broadcast television spectrum for mobile broadband use. Pursuant to this authority and to encourage broadcasters to tender their licenses for auction, the FCC is permitted to share the proceeds of spectrum auction with incumbent television station licensees. In order to receive proceeds, licensees must agree to give up their licenses, share spectrum, or, in some cases, move to a different channel to facilitate an auction of their previous channel. The FCC would then “repack” non-tendering UHF broadcasters into the lower portions of the UHF band and auction new “flexible use” wireless licenses in the upper portion of the UHF band. By statute, television stations’ participation in the “incentive auction” is voluntary. The filing window for broadcasters’ applications to participate in the auction ran from December 8, 2015 to January 12, 2016. Initial bids for broadcasters submitting applications and wishing to participate in the auction are due March 29, 2016.  The FCC stated that bidding in the reverse auction will begin after it announces the initial clearing target (3-4 weeks after the March 29, 2016 deadline) and holds mock auctions. The Company expects to participate in certain markets as discussed earlier.   As part of the Nexstar agreement, the Company has a contingent value right entitling Media General shareholders to net cash proceeds as received from the sale of Media General’s spectrum.  The Company anticipates that this right could be worth anywhere from $0 to $4  per share.

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

In September 2015, the FCC released an Notice of Proposed Rulemaking (“NPRM”) in response to a Congressional directive in the STELA Reauthorization Act of 2014 to examine the “totality of the circumstances test” for good-faith negotiations of retransmission consent. The NPRM seeks comment on new factors and evidence to consider in its evaluation of claims of bad faith negotiation, including service interruptions prior to a “marquee sports or entertainment event,” restrictions on online access to broadcast programming during negotiation impasses, broadcasters’ ability to offer bundles of broadcast signals with other broadcast stations or cable networks, and broadcasters’ ability to invoke the FCC’s exclusivity rules during service interruptions.

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
Employees

As of December 31, 2015, we employed approximately 5,400 full time employees, approximately 420 of which were represented by labor unions. We believe that our relations with our employees are satisfactory.
Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including our filings, which we file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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

As of December 31, 2015, the Company had total long-term debt of approximately $2.2 billion, with $147 million of available commitments under the Company’s Revolving Credit Facility after giving effect to $3 million of outstanding (but undrawn) letters of credit. This indebtedness could:

•	make it more difficult for the Company to satisfy its debt obligations which could in turn result in an event of default on its indebtedness;

•	impair the Company’s ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and other general corporate purposes;

•
require a substantial portion of the Company’s cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•
expose the Company to the risk of increased rates as certain of its borrowings, excluding borrowings under the LIN Television’s 6.375% Senior Notes due 2021 and LIN Television’s 5.875% Senior Notes due 2022 (collectively the “Senior Secured Credit Facilities”), are at variable rates of interest;

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

The Company may be able to incur substantial additional indebtedness in the future. The terms of the credit agreement governing the Senior Secured Credit Facilities and the Indentures governing the 2021 Notes and 2022 Notes limit, but do not prohibit, the Company or LIN Television and its subsidiaries from incurring additional indebtedness. In addition, as of December 31, 2015, the Company’s Revolving Credit Facility provided for unused commitments of $147 million (after giving effect to $3 million of outstanding (but undrawn) letters of credit). If the Company incurs additional indebtedness, the risks described in this report relating to having substantial debt could intensify.

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

The Indentures governing the 2021 Notes and 2022 Notes and the credit agreement governing the Senior Secured Credit Facilities contain a number of restrictive covenants that impose significant operating and financial restrictions on the Company (in the case of the Senior Secured Credit Facilities) and LIN Television and its subsidiaries and may limit the Company’s ability to engage in acts that may be in the Company’s long-term best interest, including restrictions on the Company’s and its subsidiaries’ ability to, among other things:

•	incur or assume liens or additional debt or guarantee debt or other obligations;

•	issue certain preferred stock or similar equity securities;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt;

•	make loans, investments and capital expenditures;

•	enter into agreements that restrict distributions from the Company’s subsidiaries;

•	sell assets and capital stock of the Company’s subsidiaries;

•	enter into certain transactions with affiliates; and

•	consolidate or merge with or into, or sell substantially all of the Company’s assets to, another person.

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

As a result of these restrictions, the Company may be:

•	limited in how it conducts its business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.

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

•
the financial condition of those companies that advertise on the Company’s stations may be adversely affected, causing them to spend less on advertising, which could result in a significant decline in its advertising revenue;

•	the Company’s ability to pursue acquisitions or divestitures of certain television and non-television assets at attractive values may be limited;

•	the possibility that the Company’s business partners could be negatively impacted and the Company’s ability to maintain these business relationships could also be impaired;

•	the Company’s ability to refinance its existing debt on terms and at interest rates it finds attractive, if at all, may be impaired; and

•	the Company’s ability to make certain capital expenditures may be significantly impaired.

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

In February 2015, the FCC changed its rules implementing the statutory duty to negotiate retransmission consent agreements in good faith. With this change, a television broadcast station is prohibited from negotiating retransmission consent jointly with another station in the same market if the stations are under common “de jure” control. Under the rule changes, stations may not delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned station located in the same DMA or to a third party that negotiates on behalf of another television station in the same DMA; neither may stations in the same DMA facilitate or agree to facilitate coordinated negotiation of retransmission consent terms, including through the sharing of information. Retransmission consent agreements jointly negotiated prior to the effective date of the new rules remain enforceable until expiration of their terms, but contractual provisions related to separately owned stations consulting or jointly negotiating retransmission agreements are no longer enforceable. The Company cannot predict what effect, if any, the new rules may have on future negotiations for retransmission consent agreements.

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

In addition, uncertainty about media ownership regulations and adverse economic conditions has dampened the acquisition market from time to time, and changes in the regulatory approval process may make it materially more expensive, or may materially delay, the Company’s ability to consummate further acquisitions or divestitures.

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

The FCC is conducting a spectrum auction that could affect the spectrum for Media General’s stations and adversely impact its ability to compete.

The FCC has adopted rules to govern incentive auctions for television broadcast spectrum, the re-auction of any reclaimed spectrum to wireless broadband providers, and the repacking of broadcasters on the spectrum channels dedicated to television broadcasting after the auction. The FCC has announced that it intends to begin the auction on March 29, 2016, and the filing window for broadcasters’ applications to participate in the auction closed January 12, 2016. Changes in FCC and administration policies and legislative changes by Congress could still affect this schedule and the ultimate shape of the auctions in ways that cannot now be predicted.

The FCC is conducting a “reverse auction” at which television broadcast licensees would submit bids to receive compensation for relinquishing all or a portion of their rights in the spectrum licensed to their full-service and Class A stations. A licensee may bid to:

1)	relinquish its channel entirely,

2)	relocate from a UHF(channels 14-51) to a VHF channel (channels 2-13), or

3)	relinquish its channel and share a different channel with another broadcaster.

Broadcasters choosing to share a channel would remain licensees and retain must-carry rights on cable and satellite systems. Concurrently with the reverse auction, the FCC will conduct a forward auction of the relinquished spectrum. A successful auction likely will result in fewer local television stations in many markets and fewer spectrum channels available for local television stations nationwide. The Company has submitted applications to participate in the auction in certain of its markets. The Company is unable to predict whether it will be successful in the auction nor what proceeds, if any, it will receive as a result of its participation.

Even if a television licensee does not participate in the reverse auction, the FCC nevertheless may require it to relocate its station to another channel or make technical changes to facilitate repacking the post-auction local television stations on a smaller number of available spectrum channels. The FCC will have a $1.75 billion fund to compensate broadcasters and cable systems for the reasonable costs of repacking. If these funds prove insufficient to reimburse broadcasters and cable systems for their repack costs, it is not clear that further funds to defray those costs will be available from government agencies. The legislation limits the ability of broadcasters to challenge FCC repacking decisions by denying a licensee the right to a hearing before the FCC modifies its license, a right that the Communications Act otherwise would provide. Low power television stations and TV translator stations are ineligible to participate in the auction and are subject to displacement if they are located on spectrum channels recovered by the FCC through the reverse auction or if their facilities interfere with full-power or Class A stations following the repack on those stations dedicated to broadcast TV following the auction. As a result, the availability of spectrum channels for low-power and TV translator stations following the auction cannot be predicted at this time.

The incentive auction legislation requires the FCC to make all reasonable efforts to protect the area and populations served by TV broadcast stations from interference by other television stations or wireless carriers following the auction. The FCC has adopted rules to carry out this mandate, but widespread disagreement exists regarding the likely effectiveness of these rules. As a result of the auction and the operation of the FCC’s rules, stations owned by Media General may suffer some diminution in their service areas or populations served. The extent of this risk and the impact it may have on Media General stations are difficult to predict at this time.

The antitrust laws and the FCC’s rules prohibit certain communications between potential auction participants that disclose an auction applicant’s bids or bidding strategies both before and during the incentive auction. Under the FCC’s anti-collusion rule, following the date on which applications to participate in the auction are filed, broadcasters may not disclose their bids or bidding strategies to any other broadcaster or forward auction participant, and they may not covertly “signal” bidding information to other broadcasters by disclosing that information to third parties who may disclose that information to auction participants. Regardless of whether a broadcaster participates in the auction, compliance with these restrictions may place limitations on certain business activities between the date auction applications are filed and the completion of the auction. For example, discussions of station acquisitions or sales may be difficult to conduct during this period. In a related rule, the FCC prohibited consummation of transactions involving the sale of a station participating in the auction until after the auction has concluded. However, it granted a general waiver of this rule for parties that had an application seeking approval of such a transaction accepted for filing by the FCC on or prior to January 12, 2016.

The Company has taken steps to address these restrictions in its discussions with both Meredith and Nexstar. Under the terms of the negotiated agreement with Nexstar, the Company can participate in the auction with proceeds, if any, from that participation being remitted to the existing Media General shareholders (subject to certain netting arrangements) through a contingent value agreement that is also part of the agreement between the parties.

We cannot predict whether the auction and television spectrum reallocation, including the repacking of the band, the potential shortfall in funds available to cover broadcasters’ repack relocation expenses, compliance with auction-related communications restrictions, the impact that the auction and repack may have on the service area and population served by Media General stations, the prospective relocation of current television stations to different channels or other modified facilities, and the potential inability to find new channel positions for some displaced low power stations and translators will have any adverse effect upon Media General’s ability to compete. Additionally, we cannot predict whether the FCC or Congress might adopt even more stringent requirements or incentives to encourage broadcasters to abandon current spectrum if the initiatives now in progress are implemented but do not have the desired result of freeing what the agency deems to be sufficient spectrum for wireless broadband use.

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

FCC ownership rules currently impose significant limitations on the ability of a person or entity to have attributable interests in multiple media properties. Federal law prohibits any person or entity from having an attributable interest in broadcast television stations located in markets which collectively include more than 39% of national television households. The FCC is currently considering elimination of the 50% TV household discount given to owners of UHF stations in determining compliance with this national cap. The proposed change, if adopted, could ultimately limit the company’s ability to acquire television stations in additional markets. While this rulemaking is pending, the FCC has indicated it will not grant applications that would put the applicant above the 39% cap without application of the UHF discount.

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

On March 12, 2014, the FCC issued a public notice with respect to the processing of broadcast television applications proposing sharing arrangements and contingent interests. The public notice indicated that the FCC will closely scrutinize any application that proposes that two or more stations in the same market that are not commonly owned (i) enter into an agreement to share facilities, employees and/or services or to jointly acquire programming or sell advertising including through joint sales agreements, shared services agreements, or similar agreements, and (ii) enter into an option, right of first refusal, put/call arrangement or other similar contingent interest, or a loan guarantee. The Company cannot now predict what actions the FCC may require in connection with the processing of applications for FCC consent to acquire or divest stations. However, among other things, this may limit the Company’s ability to enter into and maintain contractual relationships with third-party licensees.

Under an FCC rule that became effective on June 19, 2014, a television licensee that agrees to sell more than 15% of the weekly advertising inventory of another television station in the same DMA will be deemed to have an attributable ownership interest in that station. The change will effectively ban joint sales agreements involving ad sales in excess of 15% between two stations in the same market unless the station selling the advertising time could own the other station under the FCC’s duopoly limitations or can obtain a waiver of the rule. According to the rule, stations with joint sales agreements that would put them in violation of the FCC’s new ownership limits will have until December 19, 2016, to amend or terminate those arrangements or to obtain waivers of the new rule. In December 2015, Congress enacted the Consolidated Appropriations Act, 2016, which provided that joint sales agreements in effect as of March 31, 2014 have until September 30, 2025 to unwind or amend the agreements. Although the FCC will consider waivers of the new joint sales agreement attribution rule, the FCC thus far has provided little guidance on what factors must be present for a waiver to be granted. Absent further developments of the grant of waivers, these changes will affect the Company’s present agreements to sell advertising inventory for independently owned stations in Augusta, GA, Albany, NY, Lansing, MI, Dayton, OH, Youngstown, OH and Topeka, KS, and will restrict its ability to enter such agreements in the future.

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

The Company relies on sales of advertising time for most of its revenues and, as a result, its operating results depend on the amount of advertising revenue that it generates. In 2015, approximately 62% of the Company’s gross operating revenues were derived from broadcast advertising. If the Company generates less advertising revenue, it may be more difficult for it to repay its indebtedness and meet its working capital requirements, and the value of the Company’s business may decline. The Company’s ability to sell advertising depends on:

•	the levels of automobile advertising, which historically have represented approximately 25% of its gross advertising revenue;

•	the health of the economy in the areas where the Company’s television stations are located and in the nation as a whole;

•	the popularity of the Company’s programming and that of its competition;

•
the activities of the Company’s competitors, including competitors that offer other forms of advertising-based mediums, such as other broadcast television stations, radio stations, MVPDs, Internet and broadband content providers, transit advertising, direct mail, local cable systems and other print and media outlets serving in the same markets;

•
the levels of political advertising, which are affected by campaign finance laws, and the ability of political candidates and political action committees to raise and spend funds, and are subject to seasonal fluctuations;

•	the levels of advertising from the Olympic Games;

•	changes in the makeup of the population in the areas where the Company’s stations are located; and

•	other factors that may be beyond the Company’s control.

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

The Company regularly pursues strategic acquisitions, subject to market conditions, the Company’s liquidity, and the availability of attractive acquisition candidates. Acquisitions involve inherent risks, such as increasing leverage, debt service requirements, future performance-based purchase obligations and combining company cultures and facilities, and the Company may not be able to successfully integrate acquired entities, which could have a material adverse effect on its operating results, particularly during the period immediately following any acquisition. The Company may not be able to generate cost savings or increase revenues as a result of any acquisition. In addition, future acquisitions may result in the Company’s assumption of unexpected liabilities and may result in the diversion of management’s attention from the operation of the Company’s core business.

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

The integration of Legacy Media General and Young and the integration of Media General and LIN are well underway but present significant challenges that may reduce the anticipated potential benefits of these mergers. The integration of Legacy Media General and Young and the integration of Media General and LIN is complex and time-consuming due to the size and complexity of each organization. The Company faces significant challenges in consolidating functions and integrating organizations, procedures and operations in a timely and efficient manner, as well as retaining key personnel. The principal challenges include the following:

•	integrating Legacy Media General and Young’s and Media General and LIN’s existing businesses;

•	preserving significant business relationships;

•	further consolidation of corporate and administrative functions;

•	conforming standards, controls, procedures and policies, business cultures and compensation structures between Legacy Media General and Young and Media General and LIN; and

•	retaining key employees.

The Company’s management continues to dedicate substantial effort to integrating the businesses of Legacy Media General and Young and Media General and LIN. These efforts could divert management’s focus and resources from the Company’s business, corporate initiatives or strategic opportunities. If the Company is unable to integrate Legacy Media General’s and Young’s and Media General’s and LIN’s organizations, procedures and operations in a timely and efficient manner, the anticipated benefits and cost savings of these mergers may not be realized fully, or may take longer to realize than expected. An inability to realize the full extent of the anticipated benefits of these mergers, as well as any delays encountered in the integration process, could also have an adverse effect upon the Company’s revenues, expenses and operating results.

The Company’s future success depends, in part, upon its ability to complete the integration and manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the Company will be successful or that it will realize the expected operating efficiencies, cost savings and other benefits currently anticipated.

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

The Company has qualified defined benefit retirement plans covering substantially all Legacy Media General employees hired before January 1, 2007 and the IBEW Local 45 employees of KRON-TV. The Company also acquired LIN Media’s defined benefit plans in the LIN Merger. As of December 31, 2015, these qualified retirement plans were underfunded by approximately $167 million after considering 2015 contributions. The qualified retirement plans had $396 million in total net assets available to pay benefits to participants enrolled in the Plans as of December 31, 2015. The Company made contributions of $5.5 million in 2015 to the Legacy Media General plan to reduce the funding gap.

The Company also has non-contributory unfunded supplemental executive retirement and ERISA excess plans, both of which were amended and restated effective January 1, 2008, and both of which supplement the coverage available to certain Legacy Media General and LIN executives. There is also an unfunded plan that provides certain health and life insurance benefits to retired Legacy Media General employees who were hired prior to 1992 and a retirement medical savings account established as of January 1, 2007. Although the Company has frozen participation and benefits under all plans discussed in this section in either 2005 or 2009, two significant elements in determining the Company’s pension expense are the expected return on plan assets and the discount rate used in projecting obligations. Large declines in the stock market and lower discount rates increase the Company’s expense and may necessitate higher cash contributions to the qualified retirement plans.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an ownership change is subject to limitation on its ability to utilize its pre-change net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes. In general, an ownership change occurs if the aggregate stock ownership of certain shareholders increases by more than 50 percentage points over such shareholders’ lowest percentage ownership during the testing period (generally three years). An ownership change can result from, among other things, an offering of stock, the purchase or sale of stock by certain shareholders, or the issuance or exercise of rights to acquire stock.

For U.S. federal income tax purposes, as of December 31, 2015, the Company had approximately $601 million of NOL carryforwards attributable to Old Media General, Legacy Media General, Young and LIN Television. The Company’s ability to use the NOL carryforwards of Legacy Media General, Young and LIN Television to offset future taxable income currently is subject to limitation under Section 382 of the Code. Future transactions involving the Company and/or its shareholders could further limit the Company’s ability to use NOL carryforwards to offset future taxable income for U.S. federal income tax purposes.

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

The Company periodically evaluates its goodwill and other intangible assets (primarily broadcast licenses, network affiliations, digital media assets and advertiser relationships) to determine if their carrying values are recoverable. Factors which influence the evaluation include expected future operating results (including assumptions around revenue growth, compensation levels, capital expenditures and discount rates), the Company’s stock price and the market for buying/selling media assets. If the carrying value is no longer deemed to be recoverable, a charge to earnings may be necessary. Although those charges are non-cash in nature and do not affect the Company’s operations, they could affect future reported results of operations and reduce the Company’s shareholders’ equity. The Company recorded a non-cash pretax goodwill impairment charge at its LIN Digital reporting unit of $53 million in the third quarter of 2015.

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

The Company faces competition from:

•	other local free over-the-air broadcast television and radio stations;

•	telecommunication companies;

•	cable and satellite system operators;

•	Internet search engines, Internet service providers and websites; and new technologies including mobile television; and

•	other sources of news, information and entertainment such as newspapers, movie theaters, live sporting events and home video products, including digital video disc players.

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

Furthermore, Internet programming services such as Aereo and FilmOnX have sought unsuccessfully to offer Internet-based program services in an attempt to retransmit existing broadcast stations without negotiating for carriage with the broadcaster or payment of any copyright or carriage fee. Despite a victory for broadcasters against Aereo before the U.S. Supreme Court, which has taken down Aereo’s service, Aereo and similar companies may continue to attempt to develop technologies that retransmit or otherwise distribute content in a way that bypasses copyright or carriage fees. Even if broadcasters continue to bring successful litigation against these companies, there is no guarantee that they will be prevented from circumventing copyright or carriage fees in the future or detracting from the Company’s viewership and advertising revenues. The Company’s ability to adapt to changes in technology in a timely manner may affect its business prospects and results of operations.

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

The cost of producing and distributing entertainment programming has increased substantially in recent years due to, among other things, the increasing demands of creative talent and industry-wide collective bargaining agreements. The Company’s program suppliers engage the services of writers, directors, actors and on-air and other talent, trade employees and others, some of whom are subject to these collective bargaining agreements. Also, as of December 31, 2015, approximately 420 of our employees are represented by labor unions under collective localized bargaining agreements with 3 different unions: the International Brotherhood of Electrical Workers, the American Federation of Television and Radio Artists and National Association of Broadcast Employees and Technicians.

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

Standard General controls approximately 14.8%, and investors affiliated with the Hicks Muse Fund may be deemed to control approximately 8.9%, of the voting power of all of the Company’s outstanding common stock. This percentage may be increased to the extent any stockholders convert their voting common stock to non-voting common stock in accordance with the terms of the Company’s Articles of Incorporation. In addition, a representative of each of Standard General and the Hicks Muse Fund is a member of the Company’s Board of Directors. As a result, such investors, individually or in the aggregate, may have influence over the management of the Company. In addition, such substantial share ownership may delay or prevent a change in control of the Company. Their interest of institutional investors may not be consistent with the interests of the Company’s other shareholders.

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

Under the Articles of Incorporation, the Company may restrict the ownership, conversion or proposed ownership of shares of common stock by any person if such ownership, conversion or proposed ownership, either alone or in combination with other actual or proposed ownership of shares of capital stock of any other person, would impose restrictions upon the Company or its subsidiaries under, or cause a violation of, the laws administered or enforced by the FCC, including the Communications Act, which are referred to as “federal communications laws.” The Company may enforce such restrictions if it believes the ownership, conversion or proposed ownership by a stockholder of common stock:

•	would be in violation of any federal communications laws;

•	would (or could reasonably be expected to) materially limit or impair any existing or proposed business activity of the Company or its subsidiaries under the federal communications laws;

•
would materially limit or impair under the federal communications laws the acquisition of an attributable interest in a full-power television station by the Company or any of its subsidiaries for which it has entered into a definitive agreement with a third party;

•
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

•	would require prior approval from the FCC and such approval has not be obtained.

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

The Company does not intend to pay cash dividends on its common stock.

The Company's ability to pay dividends in excess of $100 million is currently limited by the bank credit agreement, until its secured leverage ratio is below 3.5 times.  Similarly, the bond indentures of the Senior Notes issued by its operating subsidiaries limit the magnitude of distributions from the operating subsidiaries to the Company which may limit the Company's ability to return capital to its shareholders.  The Restricted Payment covenant currently allowed by the indentures is in excess of $100 million. Also, the Nexstar agreement prohibits the payment of dividends. The Company does not expect to pay a dividend on its common stock in the near-term.

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

The price and trading volume of the Company’s common stock may be volatile and subject to fluctuations. Some of the factors that could cause fluctuation in the stock price or trading volume of the Company’s common stock include:

•	general market and economic conditions and market trends, including in the television broadcast industry and the financial markets generally;

•	the political, economic and social situation in the United States;

•	actual or expected variations in operating results;

•	variation in quarterly operating results;

•	inability to meet projections in revenue;

•	announcements by the Company or the Company’s competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or other business developments;

•	adoption of new accounting standards affecting the industry in which the Company operates;

•	operations of competitors and the performance of competitors’ common stock;

•	litigation or governmental action involving or affecting the Company or its subsidiaries;

•	changes in financial estimates and recommendations by securities analysts;

•	recruitment or departure of key personnel;

•	purchases or sales of blocks of the Company’s common stock; and

•	operating and stock performance of the companies that investors may consider to be comparable.

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

Risks Related to the Nexstar Merger

The merger with Nexstar is subject to various closing conditions, including governmental and regulatory approvals as well as other uncertainties, and there can be no assurances as to whether and when it may be completed.

In January 2016, Media General entered into an agreement (the “Nexstar Merger Agreement”) with Nexstar, pursuant to which Nexstar will acquire each share of Media General common stock for $10.55 in cash and 0.1249 shares of Nexstar Class A common stock and the additional consideration discussed further in “Item 1. Business”.

Consummation of the merger with Nexstar contemplated by the Nexstar Merger Agreement (the “Nexstar Merger”) is subject to customary closing conditions, a number of which are outside the control of Media General and/or Nexstar. It is possible that some of the conditions may prevent, delay or otherwise materially adversely affect the completion of the Nexstar Merger. These conditions include, among other things: (i) approval of various matters relating to the Nexstar Merger by the shareholders of Nexstar and Media General, (ii) the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino antitrust act, (iii) approval by the FCC, (iv) the effectiveness of the registration statement in respect of the Nexstar Class A common stock to be issued in the Nexstar Merger, (v) the absence of legal restraints preventing consummation of the Nexstar Merger, (vi) approval for listing of the shares of Nexstar Class A common stock issuable in connection with the Nexstar Merger on the NASDAQ, (vii) subject to the relevant standards set forth in the Nexstar Merger Agreement, the accuracy of the representations and warranties made by each party, (viii) compliance in all material respects by each party with its respective obligations under the Nexstar Merger Agreement, and (ix) no material adverse effect with respect to Nexstar or Media General (as described in the Nexstar Merger Agreement) since the date of execution of the Nexstar Merger Agreement. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied.

If the Nexstar Merger does not receive, or timely receive, the required regulatory approvals and clearances, or if any event occurs that delays or prevents the Nexstar Merger, such failure or delay to complete the Nexstar Merger may cause uncertainty or other negative consequences that may materially and adversely affect our results of operations, financial position, cash flows and the price per share for Media General’s common stock.
The Nexstar Merger Agreement limits the Company’s ability to pursue alternative transactions to the Nexstar Merger.

The Nexstar Merger Agreement prohibits the Company from soliciting, initiating, knowingly encouraging or knowingly facilitating the making, submission or announcement of any third party acquisition proposals or inquiries regarding any third party acquisition proposals. This provision prevents the Company from affirmatively seeking offers from other possible acquirers that may be superior to the terms in respect of the Nexstar Merger. In certain circumstances, we are permitted, subject to compliance with procedures specified in the Nexstar Merger Agreement, to respond to unsolicited proposals from third parties that are or would reasonably be expected to lead to a superior proposal (as described in the Nexstar Merger Agreement). However, we do not have the ability to terminate the Nexstar Merger Agreement in order to accept a superior proposal unless we pay Nexstar a termination fee of $80 million. This termination fee may make it less likely that a third party will make an alternative acquisition proposal for us.
The number of shares of Nexstar Class A common stock that Media General shareholders will receive in the Nexstar Merger is based on a fixed exchange ratio. Because the market price of Nexstar’s common stock will fluctuate, Media General shareholders cannot be certain of the value of the merger consideration that the Media General shareholders will receive in the Merger.

Pursuant to the Nexstar Merger, Nexstar will acquire each outstanding share of Media General common stock for $10.55 in cash and 0.1249 shares of Nexstar Class A common stock and the additional consideration discussed further in “Business - General”. The exchange ratio for determining the number of shares of Nexstar Class A common stock that Media General shareholders will receive in the Nexstar Merger is fixed and will not be adjusted for changes in the market price of Nexstar’s Class A common stock or Media General’s common stock. The market value of the shares of Nexstar Class A common stock that Media General shareholders will be entitled to receive in the Nexstar Merger will depend on the market value of Nexstar’s Class A common stock immediately before the Nexstar Merger is completed and could vary significantly from the market value on the date of the announcement of the Nexstar Merger Agreement or the date of the Media General special meeting. The Nexstar Merger Agreement does not provide for any adjustment to the share consideration to be received based on fluctuations of the per share price of shares of Nexstar’s Class A common stock or Media General’s common stock. In addition, the market value of Nexstar’s Class A common stock stock will likely fluctuate after the completion of the Nexstar Merger.
Fluctuations in the share price of Nexstar’s Class A common stock, could result from changes in the business, operations or prospects of Media General or Nexstar prior to or following the closing of the Nexstar Merger, regulatory considerations, general market and economic conditions and other factors both within and beyond the control of Nexstar or Media General. A considerable amount of time may occur between the date of the Media General special meeting and the completion of the Nexstar Merger. As such, at the time of the special meeting, Media General shareholders will not know the value of the share consideration that the Media General shareholders will receive in the Nexstar Merger for each share of Media General common stock.
While the Nexstar Merger is pending, we are subject to business uncertainties and contractual restrictions that may materially adversely affect our results of operations, financial position and cash flow or result in a loss of employees, customers, members or suppliers.

The Nexstar Merger Agreement includes restrictions on the conduct of our business prior to the completion or termination of the Nexstar Merger, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of specified limitations absent Nexstar’s written consent. We may find that these and other contractual restrictions in the Nexstar Merger Agreement may delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. The pendency of the Nexstar Merger may also divert management’s attention and our resources from ongoing business operations.
Our employees, customers, members and suppliers may experience uncertainties about the effects of the Nexstar Merger. In connection with the Nexstar Merger, it is possible that some parties with whom we have business relationships may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Nexstar Merger, which may materially adversely affect our ability to attract and retain key employees. If any of these effects were to occur, it may materially and adversely impact our results of operations, financial position, cash flows and the price per share of Media General common stock.
Failure to consummate the Nexstar Merger may negatively impact our results of operations, financial position and cash flows.

If the Nexstar Merger is not consummated, our ongoing businesses may be materially and adversely affected, we will not have realized any of the potential benefits of having consummated the transaction, and we will be subject to a number of risks, including the following:

•
matters relating to the Nexstar Merger (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us;

•
the Nexstar Merger Agreement includes restrictions on the conduct of our business prior to the completion or termination of the Nexstar Merger, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of specified limitations absent Nexstar’s written consent. We may find that these and other contractual restrictions in the Nexstar Merger Agreement may delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes that they may be advisable;

•
under certain circumstances we may be required to pay a termination fee to Nexstar (as we did when we terminated the merger agreement with Meredith in January 2016) and would have incurred expenses relating to the Nexstar Merger;

•	we could be subject to litigation related to our failure to consummate the Nexstar Merger or to perform our obligations under the Nexstar Merger Agreement.

•
If the Nexstar Merger is not consummated, any or all of these risks may materially and adversely affect our results of operations, financial position, cash flows and the price per share of Media General’s common stock.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company owns its headquarters building in downtown Richmond, Virginia. It leases properties for certain corporate functions in Providence, RI, New York, NY and Austin, TX.

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

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

None

Executive Officers of the Registrant

Name	Age	Position and Office	Year First Took Office*
Vincent L. Sadusky	50	President and Chief Executive Officer	2014
Andrew C. Carington	47	Vice President, General Counsel and Secretary	2011
Deborah A. McDermott	61	Senior Vice President and Chief Operating Officer	2013
Timothy J. Mulvaney	47	Controller and Chief Accounting Officer	2005
James F. Woodward	56	Senior Vice President and Chief Financial Officer	2005

_________________________
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

PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Media General’s voting common stock (no par value) is listed on the New York Stock Exchange under the symbol MEG. The approximate number of equity security holders of record at February 26, 2016 was 1,062.

The table below sets forth the volume of shares traded and the high and low sales prices for the Company’s common stock in 2015 and 2014. No dividends were paid in 2015 and 2014. The Company does not anticipate paying dividends in 2016.

	First	Second	Third	Fourth
(Unaudited)	Quarter	Quarter	Quarter	Quarter
2015
Shares traded	57,185,000	64,273,000	110,410,000	96,810,000
Stock price range	$ 13.67-17.28	$ 15.18-17.60	$ 9.74-17.02	$ 13.73-16.68
2014
Shares traded	20,513,000	34,519,000	29,162,000	41,887,000
Stock price range	$ 15.39-23.97	$ 14.60-21.13	$ 12.88-23.75	$ 12.45-18.00

Performance Graph

The following graph, which is being furnished pursuant to Item 201 of Regulation S-K, shows the cumulative stockholder return on the Company’s common stock over the last five fiscal years beginning on January 1, 2011 and ending on December 31, 2015, as compared to the NYSE Market Index and a Broadcast Peer Group Index.  The graph assumes that $100 was invested on January 1, 2011, and also assumes the reinvestment of dividends.

	1/1/2011	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Media General, Inc.	$100.00	$70.42	$74.39	$391.00	$289.45	$279.41
NYSE Composite Index	$100.00	$96.43	$112.10	$141.70	$151.44	$145.40
Broadcast Peer Group Index*	$100.00	$136.59	$117.10	$641.18	$527.73	$645.56

* The Broadcast Peer Group includes: Gray Television, Inc., Nexstar Broadcasting Group, Inc. and Sinclair Broadcasting Group, Inc.

Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2015, the Board of Directors of the Company approved a share repurchase program expiring December 31, 2015, which authorized the Company to purchase up to $120 million of its outstanding shares of common stock during 2015. The Company purchased $34 million of common stock in the second and third quarters of 2015.

The following table provides information with respect to shares withheld to satisfy tax withholding obligations upon the release of restrictions on Performance Accelerated Restricted Stock and Restricted Shares awarded under the Company’s Long-Term Incentive Plan during 2015:

Shares Withheld to Satisfy Withholding Obligations	Total Number of Shares Purchased	Average Price Per Share
Date
January	9,505	$14.69
June	689	$17.09
July	5,391	$15.46
September	38,975	$10.33
November	332	$15.23
December	106,219	$15.03

Item 6.      Selected Financial Data

On December 19, 2014, Media General, Inc. (now known as MGOC, Inc.) and LIN Media were combined in a stock and cash business combination transaction under a new parent public-reporting company. The new parent company retained the Media General name. Consequently, the consolidated financial statements of Media General, the legal acquirer and a continuing public corporation in the transaction, include LIN’s operating results for the period from acquisition date to December 31, 2014.

On November 12, 2013, Media General, Inc. (“Legacy Media General”) and New Young Broadcasting Holding Co., Inc. (“Young”) were combined in an all stock, tax-free merger. Although Legacy Media General was the legal acquirer, the transaction was accounted for as a reverse merger whereby Young acquired Legacy Media General for accounting purposes only. Consequently, the consolidated financial statements of Media General, the legal acquirer and a continuing public corporation in the transaction, have been prepared with Young as the surviving entity. Accordingly, prior period financial information presented for the Company in the consolidated financial statements reflect the historical activity of Young. The financial statement data as of and for the year ended December 31, 2013, are derived from the Company’s audited financial statements that are included elsewhere in this Form 10-K and reflect the results of Young from January 1, 2013, to November 11, 2013, and the results of the combined company for November 12, 2013, through December 31, 2013. The financial statement data as of December 31, 2012 and 2011 are derived from the audited financial statements of the Company not included in this Form 10-K and reflect the historical results of Young for those periods.

(In thousands, except per share amounts)	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Summary of Operations
Operating revenues	$1,304,943	$674,963	$269,912	$228,183	$174,520
Operating income	$81,994	$115,104	$33,827	$55,493	$21,304
Net income (loss) (a)	$(39,729)	$56,520	$4,354	$35,963	$103,924
Net income (loss) attributable to Media General (a)	$(39,459)	$53,506	$6,140	$35,921	$103,924
Basic EPS adjusted for exchange ratio (b)	$(0.31)	$0.59	$0.11	$0.82	$1.91
Diluted EPS adjusted for exchange ratio (b)	$(0.31)	$0.58	$0.10	$0.53	$1.14
Balance Sheet Data
Total current assets	$354,648	$468,090	$203,296	$72,587	$95,901
Total assets (c)	4,408,352	4,697,447	1,921,368	483,197	510,601
Total current liabilities, excluding current portion of long-term debt and capital lease obligations	152,765	177,085	68,622	34,169	24,633
Long-term debt, including current portion and capital lease obligations (d)	2,236,017	2,412,758	918,309	154,462	82,587

Operating results for 2013 include the results of Legacy Media General for the period November 12 through December 31, 2013. Operating results for 2014 include the results of LIN for the period December 19, 2014 through December 31, 2014.

a)
In 2011, Young Broadcasting Inc. released the valuation allowance on its deferred tax assets in the amount of $97 million. In 2015, the Company recorded a noncash, pretax impairment charge of $53 million.

b)	EPS for 2013, 2012 and 2011 has been adjusted to reflect Young shares multiplied by the exchange ratio of: 730.6171 shares of Media General for each share and share equivalent of Young.

c)	Total assets as of December 31, 2013 include the impact of the Young Merger. Total assets as of December 31, 2014 reflect the LIN Merger.

d)
The increase in long-term debt during 2012 is primarily the result of draw downs from a new $175 million senior credit facility, which was put in place in December 2011. Long-term debt as of December 31, 2013 reflects the impact of the Young merger. Long-term debt as of December 31, 2014 reflects the impact of the LIN Merger.

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

OVERVIEW

On September 8, 2015, Media General Inc. announced an agreement and plan of merger with Meredith Corporation under which the Company was to acquire all of the outstanding common stock of Meredith in a cash and stock transaction. Later in September of 2015, the Company received an unsolicited proposal from Nexstar Broadcasting Group, Inc. seeking to acquire all of the outstanding common stock of Media General in a cash and stock transaction. Following the Company's negotiations with both Meredith and Nexstar, in January 2016 Media General and Meredith reached an agreement to terminate the merger agreement with Meredith, with Media General paying to Meredith a $60 million termination fee and providing Meredith with an opportunity to negotiate for the purchase of certain broadcast and digital assets owned by Media General. Immediately thereafter, the Company entered into an agreement with Nexstar whereby Nexstar will acquire all outstanding shares of Media General for $10.55 per share in cash and 0.1249 shares of Nexstar Class A common stock along with a contingent value right for each Media General share. Item 1 contains further discussion regarding the transaction.

As described in Item 1, on December 19, 2014 Old Media General and LIN Media were combined in a business combination transaction. As a result, the financial statements reflect only Media General’s historical results from January 1, 2014 through December 19, 2014.

On November 12, 2013, Legacy Media General and Young were combined in an all-stock, tax-free merger transaction. Although Legacy Media General was the legal acquirer, the transaction was accounted for as a reverse merger whereby Young acquired Legacy Media General for accounting purposes only. As a result, the financial statements reflect only Young’s historical results from January 1, 2013 through November 11, 2013.

The following table provides information as to the makeup of Company’s operating results by year as presented in the Consolidated Statements of Comprehensive Income and Cash Flows:

	2015	2014	2013
Legacy Young	January 1- December 31	January 1- December 31	January 1- December 31
Legacy Media General	January 1- December 31	January 1- December 31	November 12 - December 31
Legacy LIN Media	January 1- December 31	December 19 - December 31

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

2014 Events

•	March – entered into a merger agreement with LIN Media

•	April – entered into an amendment to credit agreement permitting the Company to obtain additional financing in connection with the LIN Merger

•	September – completed acquisition of WHTM in Harrisburg, PA

•	November – issued the 2022 Notes to facilitate LIN Merger

•	December – completed merger with LIN Media

•	December – divested 7 stations and acquired 2 stations in connection with the LIN Merger

2015 Events

•	March – Board of Directors approved a share repurchase program resulting in the repurchase of 2.1 million shares

•	April – acquired the remaining noncontrolling interest in Dedicated Media subsidiary for $11 million

•	June – received $120 million of restricted cash held in a qualified intermediary from sales of WJAR-TV station in 2014

•	September – entered into a definitive merger agreement with Meredith and received an unsolicited proposal from Nexstar

•	September – recorded $53 million impairment charge at LIN Digital reporting unit

2016 Events

•	January – signed new ABC affiliation in Tri-Cities

•	January – signed new CBS affiliation in Raleigh; substituting for the NBC affiliation

•	January – terminated merger agreement with Meredith and paid Meredith $60 million termination fee

•
January – reached merger agreement with Nexstar whereby Nexstar will acquire all outstanding shares of Media General for $10.55 per share in cash and 0.1249 shares of Nexstar Class A common stock for each Media General share

Advertising sales comprise the majority of the Company’s revenues. The distribution of advertising revenues in the United States continues to shift among numerous established media, as well as many relatively new contenders, resulting in intense competition. The Company faces challenges from other broadcasters, from increasing digital competition, from cautious advertisers and from the cyclical nature of certain advertising which translates into the relative absence of political and Olympics advertising for television stations in odd-numbered years. The chart below illustrates the relative importance of Political advertising to revenues for the last four years:

Another major trend is industry consolidation. There were a myriad of transactions consummated in the broadcast television industry in 2015, 2014 and 2013 including the two in which we were involved. As consolidation continues, it becomes increasingly important for a company to have more stations and scale to better compete with its peers. The Company’s mergers with LIN and Young and pending transaction with Nexstar are evidence of its ability to capitalize on this trend.

RESULTS OF OPERATIONS

The Company recorded a net loss attributable to Media General of $39 million ($0.31 loss per diluted share), net income attributable to Media General of $54 million ($0.58 per diluted share) and net income attributable to Media General of $6 million ($0.10 per diluted share) in the years ended December 31, 2015, 2014, and 2013, respectively. These amounts were heavily influenced by key events in each year. In 2015, the net loss was primarily attributable to a non-cash $53 million pretax goodwill impairment charge, a significant portion for which there is no benefit for tax purposes, an increase in interest expense of $74 million resulting from incremental debt associated with the LIN Merger, merger-related expenses of $30 million (some of which were not tax deductible), and $3.6 million of debt modification and extinguishment costs. These charges were offset in part by non-operating gains of $5.6 million (in Other, net) for the relocation of broadcast channels in Lansing, Michigan and Austin, Texas. In 2014, in connection with the LIN Merger, the Company divested WJAR and WVTM resulting in a gain on the sale of these stations of $43 million. In addition, it recognized a $10 million gain from the sale of its former studio in San Francisco. These increases were offset in part by $49 million of merger-related expenses, some of which were not tax deductible, $3.5 million of debt modification and extinguishment costs, and an increase in interest expense of $33 million due to merger-related incremental debt balances. In 2013, net income was lower due to $13 million in merger-related and restructuring expenses, some of which were not tax deductible, and $4.5 million of debt modification and extinguishment costs incurred in connection with the Young merger. The decreases were offset in part by non-cash gains of $1.8 million related to certain management fees and a reduction in the contingent liability associated with certain agreements signed in 2010.

Net loss for the year ended December 31, 2015 was $40 million and included losses attributable to noncontrolling interests of $0.3 million. The loss attributable to noncontrolling interests represents the aggregate results of certain stations operated by the Company through JSA/SSA arrangements as well as the investment in HYFN Inc., a digital operation. The remaining noncontrolling interest in Dedicated Media (also acquired in the LIN Merger) was acquired by the Company on April 1, 2015.

The Company generated $387 million, $255 million and $90 million of segment operating income from its Broadcast segment in 2015, 2014 and 2013, respectively. Its Digital segment recorded a segment operating loss of $2 million in 2015 and segment operating income of $5 million and $2 million in 2014 and 2013, respectively. See Note 3 of Item 8 for further discussion of Segment results.

As described earlier, the Company completed the LIN Merger during the fourth quarter of 2014. As a result, the financial statements reflect only LIN's results of operations during part of the fourth quarter of 2014 while the results of operations for the 2015 periods are reflective of the combined company. The Company’s 2014 operating results include $25 million of net operating revenue and an operating loss of $1 million attributable to the LIN Media stations for the period from December 19, 2014 to December 31, 2014 which included more than $5 million of non-recurring merger-related and restructuring expenses incurred during the 13 days between the closing date and year end. The Company’s 2013 operating results include seven weeks of the Legacy Media General stations.

Revenues

Revenues were $1.3 billion, $675 million and $270 million in 2015, 2014 and 2013 respectively. The Company generated Broadcast segment revenues of $1.2 billion, $644 million and $260 million in 2015, 2014 and 2013 respectively. The Company's Digital segment recorded segment revenues of $154 million, $31 million and $10 million in 2015, 2014 and 2013 respectively. The increase in 2015 revenues and segment revenues are due to the full year application of the acquisitions discussed above. To allow investors to compare the revenue generated by the combined company’s 71 stations and digital companies during 2015, to the revenue generated by those stations and digital companies in the aggregate during 2014, the Company has provided a non-GAAP comparison of the adjusted net operating revenue for the combined company for 2014, along with the year-to-year percentage change. These combined company numbers presented for the 2014 were derived by making the following adjustments to the revenues reported on the statement of comprehensive income :

•
adding LIN’s revenues for the period January 1, 2014 through December18, 2014 , and excluding the stations sold in Providence, Rhode Island (WJAR); Green Bay-Appleton, Wisconsin (WLUK and WCWF); Savannah, Georgia (WJCL and certain assets of WTGS); Birmingham, Alabama (WVTM); and Mobile, Alabama (WALA) as part of the business combination transaction;

•	adding revenues for the period January 1, 2014 through August 31, 2014 of the acquired station in Harrisburg, Pennsylvania (WHTM);

•	adding revenues for the period January 1,2014 through December18, 2014 of the acquired stations in Colorado Springs, Colorado (KXRM and KXTU); and Tampa, Florida (WTTA);

•	including adjustments as though the BiteSize TV and Federated Media entities had been owned for the full year in 2014;

•	excluding activity attributable to the Nami entity, which was disposed of by LIN prior to the LIN Merger; and

•	including adjustments to reflect the change from a CBS to a CW affiliation for the Indianapolis, Indiana station as of January 1, 2014. The station converted to a CW affiliation on January 1, 2015.

The Company provides these non-GAAP financial results for the combined company because the Company believes these metrics will better allow investors, financial analysts and others to evaluate year-over-year changes in the financial results of the Company’s existing operations.

The following chart details the Company’s net operating revenues for 2015 and 2014, along with the year-to-year percentage changes:

(in thousands)		As Reported		As Adjusted
	2015	2014	Adjustments	2014	'15 vs. '14
Local revenue	$880,259	$433,588	$351,725	$785,313	12.1%
National revenue	213,475	117,362	100,764	218,126	(2.1)%
Political revenue	18,621	63,465	47,967	111,432	(83.3)%
Digital revenue	154,499	30,937	132,991	163,928	(5.8)%
Other revenue	38,089	29,611	7,109	36,720	3.7%
Net operating revenues	$1,304,943	$674,963	$640,556	$1,315,519	(0.8)%

2015 vs. 2014
Local revenue for the combined company was up 12% from 2014 to 2015 as a result of increased retransmission revenue and, to a lesser extent, an increase in core local advertising driven by strength in the automotive, retail and services categories. National advertising revenue decreased 2.1% as compared to 2014 due primarily to revenues from the Sochi Winter Olympic games on the Company's NBC affiliates during February 2014, partially offset by stronger automotive advertising. Political revenue for the combined company declined by more than 80% during the year ended December 31, 2015 as compared to the prior-year equivalent period due to the fact that 2015 is not a national election year. The decrease of 5.8% in Digital revenue was driven by decreases in arbitrage media placement services.

2014 vs. 2013
Revenues for the adjusted year ended December 31, 2014 increased 387% when compared to 2013. The majority of the increase was due to the addition of twelve months of the results of Legacy Media General (as compared to seven weeks in 2013) and the results of LIN Media in 2014 for 13 days. The remainder of the increase was primarily due to an increase in both Political advertising and Local revenues. Political advertising, or its relative absence in odd-numbered years, causes a certain cyclicality, as demonstrated in the preceding graph. During 2014 Political revenue was $111 million due to Senate races in several states as well as strong issue spending. Local revenues benefited from continued growth in retransmission fees.

Operating Costs

Total operating costs as reported on the consolidated statements of comprehensive income increased from $236 million in 2013 to $560 million in 2014 to $1.2 billion in 2015. Total operating costs for the years ended December 31, 2015, 2014 and 2013 experienced significant increases as a result of the mergers with LIN Media and Young, respectively. The Company believes that a comparison of operating costs on an as adjusted basis (making similar adjustments as described for revenue above) for 2014 better allows investors, financial analysts and others to evaluate year-over-year changes in the financial results of the Company’s existing stations. On an as adjusted basis, operating costs increased $72 million from 2014 to 2015. The increase was due in large part to a $68 million increase in network programming payments. Absent the higher network payments, total operating expense and selling, general and administrative expenses were up slightly from 2014 to 2015. The increase in operating expenses in 2014 from 2013 was driven by the mergers with LIN Media in 2014 and Young in 2013. In addition to merger-related increase, there were higher network programming payments driven, in part, by the increase in retransmission revenue. Also contributing to the increase in operating costs in 2014 was growth in merger-related expenses and restructuring expenses, up approximately $41 million.

Corporate and other expenses as shown on the statements of comprehensive income increased by approximately $17 million from 2014 to 2015 and increased by $14 million from 2013 to 2014. The increase during 2015 was primarily due to the impact of stock-based compensation which rose $14 million. See Note 6 of Item 8 for further discussion. The increase in 2014 was primarily due to the addition of the Legacy Media General public-company corporate infrastructure in 2014 as well as a $7.7 million non-recurring cost related to the pension buyout described more fully in Note 11 of Item 8.

Depreciation and amortization expense as reported on the consolidated statements of comprehensive income was up 158% from 2013 to 2014 and up 152% to $168 million in 2015. The increase in both 2015 and 2014 was primarily due to new higher asset fair values due to the mergers, although new capital investments contributed as well.

The Company recorded a $53 million non-cash pretax goodwill impairment charge at its LIN Digital reporting unit in 2015. See Critical Accounting Policies, Estimates and Assumptions below for further discussion. The Company also recorded $30 million, $49 million and $13 million of merger-related costs in 2015, 2014 and 2013, respectively, as shown on the consolidated statements of comprehensive income primarily for investment banking and professional fees related to the then pending Meredith merger and the Nexstar proposal; as well as th LIN Merger and the merger with Young. In addition, the Company recorded $2 million and $5 million of restructuring expenses in 2015 and 2014. In 2015, the Company adopted a plan to restructure certain digital segment operations. The Company recorded severance expense of $1.6 million related to the plan in 2015. The 2014 amounts relate primarily to a restructuring of Corporate and shared services.

Interest expense

Total interest expense in 2015 was $120 million compared to $46 million in 2014 and $13 million in 2013. As discussed in the liquidity section that follows, in connection with the LIN Merger, LIN Television completed the issuance of $400 million of LIN Television’s 2022 Notes in November of 2014. These are in addition to the 2021 Notes with $275 million in aggregate principal outstanding. In addition, the outstanding balance on the Company’s total debt decreased from $2.4 billion as of December 31, 2014 to $2.2 billion as of December 31, 2015 reflecting approximately $180 million of debt repayment during the year. Average debt outstanding for 2015 was $2.3 billion at an average rate of 5.2%. In comparison, 2014 average debt outstanding was $994 million at an average rate of 4.5% primarily as a result of the debt refinancing that occurred following the merger with Young, which resulted in $917 million in debt outstanding for the last seven weeks of 2013. Average debt outstanding for 2013 was $264 million at an average rate of 4.8%.

The Company recorded $3.6 million, $3.5 million and $4.5 million of debt modification and extinguishment costs in 2015, 2014 and 2013, respectively. In 2015, the Company repaid $160 million of principal on the term loan during which resulted in debt extinguishment costs of $3.6 million due to the accelerated recognition of deferred debt-related items. The 2014 and 2013 amounts related to refinancing its debt in connection with the LIN Merger and the merger with Young, respectively.

Income taxes

Income tax expense was approximately $5 million, $52 million, and $12 million for the years 2015, 2014 and 2013, respectively. For 2015, income taxes of $5 million were incurred on a loss before income taxes of $35 million, resulting in a negative effective tax rate of 13%. The negative rate in 2015 was primarily due to the non-cash impairment charge recorded in the third quarter which was largely non-deductible goodwill. The effective tax rates in 2014 and 2013 were 48% and 73%, respectively. The relatively higher rates in these prior years can be attributed primarily to certain merger-related transaction costs that are not deductible for tax purposes as they are capitalized and included in the stock basis of the acquired company with a larger impact on relatively low pre-tax earnings in 2013.

As of December 31, 2015, the Company had $601 million in combined net operating loss (NOL) carryforwards for federal tax purposes. The NOLs are available to offset future taxable income and along with various state NOLs, give rise to a deferred tax asset of approximately $241 million (including minimum tax credit carryforwards). The Company has performed a study of the Combined Company net NOLs and although it has identified certain limitations with respect to annual utilization, it expects to use substantially all of those NOLs as described in Note 10 of Item 8.

The Company expects to use approximately $27 million of the Combined Company NOLs to offset taxable income when it files its tax returns for 2015. Therefore, the Company will not pay regular federal tax but estimates that it will pay approximately $0.5 million of Alternative Minimum Tax (“AMT”) in 2015 for which it has recorded an unlimited AMT credit carryforward to offset regular federal income tax in the future. In addition to the federal AMT, the Company paid approximately $4.5 million in state taxes for a total of approximately $5 million in cash taxes paid in 2015.

The Company expects to use approximately $325 million of NOLs for federal tax purposes in 2016. Therefore, the Company expects to pay cash taxes (net of refunds) for federal and state purposes of approximately $9 million.

Other
 In 2015 the Company adopted plans to restructure certain digital segment operations which are expected to save the Company approximately $6.5 million in operating costs annually. The Company recorded severance expense of $1.6 million related to the plan in 2015. Accrued severance costs are included in the “Accrued salaries and wages” line item on the consolidated condensed balance sheet. Following severance payments of $245 thousand, the remaining severance liability related to the digital restructuring was approximately $1.3 million as of December 31, 2015. In April of 2014, the Company adopted a plan to restructure certain corporate and shared service operations intended to save $10 million in operating costs annually. The Company recorded severance expense of $4.8 million in 2014. Accrued severance costs are included in the “Accrued salaries and wages” line item on the consolidated condensed balance sheet. Following severance payments of $1.8 million, the remaining severance liability related to the corporate restructuring was approximately $3.0 million as of December 31, 2014.

The turnover of key sales personnel and the industry-wide shift to use software to automate the buying and placement of digital advertising led to a decrease in projected operating results for the Company's historical arbitrage media placement businesses. This resulted in the Company recording a pretax goodwill impairment charge at its LIN Digital reporting unit of $53 million in the third quarter of 2015. After recording the impairment charge, the goodwill allocated to the LIN Digital reporting unit was $80 million at December 31, 2015. The calculation of impairment involves the use of significant judgment and estimates that management believes are appropriate in the circumstances although it is reasonably possible that actual performance will differ from these estimates. These estimates include those relating to revenue growth, compensation levels, digital advertising placement prices, capital expenditures, discount rates and market trading multiples for digital advertising assets.

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

The Company also recorded $5.6 million of non-operating gains in 2015 related to the relocation of broadcast channels in the Lansing, Michigan and Austin, Texas markets. In July 2015 the Company received a performance payment from Shield Media related to its channel relocation in Lansing, Michigan. The performance payment was included in a $9 million dividend discussed in Note 4 of Item 8.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash flow from operations, but it also has access to the $150 million revolving credit facility and cash on its balance sheet. The Company has $147 million of availability under the revolving credit facility (giving effect to $3 million of letters of credit which have been issued but are undrawn) and $41 million of cash on its balance sheet as of December 31, 2015. There is $3.7 million of cash in the consolidated balance sheet as of December 31, 2015 which can only be used to settle the obligations of the VIEs as discussed in Note 4 of Item 8. The LIN Merger has enhanced the Company’s ability to generate cash, particularly in even-numbered years when Political and Olympic revenues are most prominent. The Company has used its cash flows for debt repayment, stock repurchase, further investment in its operations and other corporate initiatives. In 2015 net working capital grew by more than $30 million, excluding the release of restricted cash noted above.

On March 31, 2015, the Board of Directors of the Company approved a share repurchase program expiring December 31, 2015, which authorized the Company to purchase up to $120 million of its outstanding shares of common stock. The Company has purchased 2.1 million shares at an average price of $16.18 for $34 million during 2015.

The Company’s cash provided by operating activities totaled $157 million, $69 million, and $8 million in 2015, 2014 and 2013, respectively. The increase is primarily the result of the addition of cash flows from the merger and significantly lower retirement plan contributions during 2015. In 2014, the Company made voluntary cash contributions of $50 million to its retirement plans.

The Company internally, and analysts in the Broadcast industry, use a non-GAAP Broadcast Cash Flow (“BCF”) metric as a key performance measure. BCF is defined as operating income plus corporate and other expenses, depreciation and amortization, net gains related to property and equipment, program license rights amortization less payments for program license rights, goodwill impairments, merger-related expenses and restructuring expenses. The 2014 BCF has been adjusted to reflect the combined company numbers as described in “Revenues”. As shown below, BCF for the Company was $92 million in 2013, $468 million in 2014 (as adjusted), and $389 million in 2015. The BCF for 2013 only included seven weeks of Legacy Media General and none of LIN.

(in thousands)		As Reported		As Adjusted
	2015	2014	Adjustments	2014	2013
Net operating revenue	$1,304,943	$674,963	$640,556	$1,315,519	$269,912
Total operating costs	(1,222,949)	(559,859)	(591,071)	(1,150,930)	(236,085)
Operating Income	81,994	115,104	49,485	164,589	33,827
Add:
Corporate and other expenses	50,368	33,007	22,102	55,109	19,016
Depreciation and amortization	168,120	66,557	54,886	121,443	25,772
Goodwill impairment	52,862	—	60,867	60,867	—
(Gain) loss on disposal of property and equipment, net	(312)	(8,935)	398	(8,537)	399
Merger-related expenses	30,444	49,362	21,416	70,778	13,079
Restructuring expenses	1,558	4,840	—	4,840	—
Program license rights, net	3,991	(215)	(225)	(440)	(246)
Broadcast Cash Flow	$389,025	$259,720	$208,929	$468,649	$91,847

Investing activities of the Company provided cash of $65 million during 2015 because of the release from a qualified intermediary of $120 million in restricted cash related to the 2014 sale of WJAR-TV (See Note 13 of Item 8 for more details). This cash inflow was partially offset by $59 million in capital expenditures. The Company also had cash inflows of $3.1 million during 2015 related to the relocation of broadcast channels in Lansing, Michigan and Austin, Texas. In 2014, cash related to acquisitions and dispositions were most prominent. In addition to significant non-cash payments in the form of shares, $763 million in cash was used to acquire LIN (including approximately $26 million of cash on the balance sheet) as described more fully in Note 2 of Item 8. Additionally, during 2014 the Company received $357 million of cash for the sale of television stations in five markets and spent $176 million to acquire stations in Tampa, Colorado Springs, and Harrisburg. Capital expenditures were $37 million in the year. For 2013, the Company spent $15 million on capital expenditures and $14 million to purchase WLAJ. The Young merger, which involved acquiring assets and assuming debt and other liabilities including pension obligations, was a net $434 million non-cash transaction and is described fully in Note 2 of Item 8. The only cash component was the acquisition of Legacy Media General’s cash balances on the merger date of approximately $17 million.

Cash used by financing activities in 2015 was $226 million, primarily resulting from principal payments of $179 million during the year, cash payments of $34 million for share repurchases, and $11 million related to the acquisition of the remaining noncontrolling interest in Dedicated Media. Net cash provided by financing activities in 2014 was $590 million and $49 million in 2013. As shown on the Consolidated Statements of Cash Flows, there were considerable inflows and outflows in each period. Most of this activity relates to the borrowings and repayments under various facilities.

Debt Agreements

At December 31, 2015, the Company had the following debt facilities and other debt instruments:

	Maturity
	Date	Amount	Interest Rate
Term Loan	2020	$1,541 million	LIBOR + 3.00% w/ 1% LIBOR floor
Revolver	2019	$147 million available None drawn	LIBOR + 2.50%; 0.5% commitment fee
5.875% Senior Notes	2022	$400 million	Fixed
6.375% Senior Notes	2021	$275 million	Fixed
Shield Media Term Loans	2018	$27.2 million	LIBOR + 3.00%
Other Borrowings	2016/2017	$0.9 million	LIBOR + 3.00%

A small portion ($3.8 million) of the principal is due in the coming year. The full principal repayment schedule is shown on the commitments table later in this Item 7. The Company loans are guaranteed by its subsidiaries, and the Company has pledged substantially all of its assets as collateral for the loans. The Shield Media loans are guaranteed by the Company, and the Company has pledged substantially all of its assets as collateral for the loans, on a pari passu basis with the Media General credit agreement. Both sets of Senior Notes are also guaranteed by the Company and certain of LIN TV’s subsidiaries on a full and unconditional basis.

As a result of a series of amendments to the Senior Secured Credit Facility, the credit agreement governing the Senior Secured Credit Facility contains a leverage ratio covenant which is tested for purposes of the Revolving Loan Facility if and when the Revolver borrowings and non-collateralized letters of credit exceed $45 million at a quarter end. At other times, there is not a required maximum leverage ratio that the Company must operate within. The leverage ratio involves debt levels and a rolling eight-quarter calculation of EBITDA, as defined in the agreement. Starting in Q1 2016, the maximum ratio would be 5.25 times, decreasing to 5.0 times for Q2 2016 and thereafter. Additionally, the agreement has restrictions on certain transactions that are operational regardless of Revolver borrowing level, including the incurrence of additional debt, capital leases, investments, fundamental changes (including additional acquisitions mergers or consolidations), limitation liens, prepayment or amendment of certain debt, transactions with affiliates, changes in the nature of the business, asset sales and restricted payments (including dividends and share repurchases) as defined in the agreement.

The Shield Media loans have a fixed charge coverage ratio (a ratio of fixed charges (interest, debt payments, capital expenditures and taxes) to EBITDA, calculated on a rolling eight-quarter basis, as defined in the agreement). The Shield Media loans also have restrictions on transactions similar in nature to those in the new Media General credit agreement, but scaled to Shield Media’s smaller size. Additionally, the Shield Media loans have more specific covenants regarding the operation of the Shield Media business and requires that each Shield Media holding company that controls a Shield Media station limit its activities to the performance of its obligations under the Shield Media credit documents, and activities incidental thereto, including owning a Shield Media station and the performance of its obligations under and activities related to the shared services agreement. The Senior Notes do not contain financial maintenance covenants but do include restrictive covenants with respect to the ability to incur additional debt and issue disqualified stock; pay dividends or make other restricted payments; prepay, redeem or repurchase capital stock or subordinated debt; transfer or sell assets; make investments; enter into transactions with affiliates; create or incur liens; and merge or consolidate with any other person. The Media General and Shield Media credit agreements along with both sets of Senior Notes contain cross-default provisions.

The Company does not have material off-balance sheet arrangements.

Commitments

The table that follows shows long-term debt and other specified obligations of the Company as of December 31, 2015:

(in millions)	Payments Due by Periods
Contractual obligations [1]	Total	2016	2017 2018	2019 2020	2021 and beyond
Media General Credit Agreement; Term Loans: [2]
Principal	$1,541.0	$—	$—	$1,541.0	$—
Interest	282.5	61.6	123.3	97.6	—
2022 Senior Notes [3]
Principal	400.0	—	—	—	400.0
Interest	161.6	23.5	47.0	47.0	44.1
2021 Senior Notes [4]
Principal	275.0	—	—	—	275.0
Interest	88.4	17.5	35.1	35.1	0.7
Media General Credit Agreement; Revolving credit facility: [5]
Revolver and commitment fees	3.2	0.8	1.7	0.7	—
Shield Media Credit Agreement: [6]
Principal	27.2	3.2	24.0	—	—
Interest	2.3	0.9	1.4	—	—
Other Borrowings [7]
Principal	1.0	0.6	0.4	—	—
Capital leases [8]	21.8	1.7	2.9	2.8	14.4
Operating leases [9]	66.4	9.9	16.9	11.7	27.9
Program license rights [10]	98.9	45.1	53.3	0.4	0.1
Estimated benefit payments from Company assets [11]	58.3	6.3	12.2	11.9	27.9
Purchase obligations [12]	1,136.9	305.8	451.4	293.6	86.1
Total specified obligations	$4,164.5	$476.9	$769.6	$2,041.8	$876.2

1.
Other than the estimated benefit payments from company assets and program license rights disclosed above and discussed further below, the table excludes items contained in “Other liabilities” on the Consolidated Balance Sheets, primarily because the ultimate timing and amount of these future payments is not determinable. As disclosed in Note 10 of Item 8, the Company had a non-current liability for uncertain tax positions of approximately $25 million at December 31, 2015. Because the Company cannot reasonably estimate the amount or period in which the ultimate settlement of these uncertain tax positions will occur, the contractual obligations table excludes this liability.

2.
Principal shown above represents minimum required payments under the Media General Senior Secured Credit Facilities Term Loan which matures on July 31, 2020. Interest payments reflect the interest rate of 4.00% as of December 31, 2015. Actual principal and interest payments could differ substantially.

3.	Principal shown above represents minimum required payments under the 2022 Senior Notes which matures on November 15, 2022. Interest payments reflect a fixed interest rate of 5.875%.

4.	Principal shown above represents minimum required payments under the 2021 Senior Notes which matures on January 15, 2021. Interest payments reflect a fixed interest rate of 6.375%.

5.
The Company has a $150 million Revolving Credit Facility that matures on October 28, 2019. The Company has $147 million of availability under the revolving credit facility (giving effect to $3 million of letters of credit which have been issued but are undrawn). The payments reflect the interest payments using the interest rate of 3.11% as of December 31, 2015 for the letter of credits issued and a 0.5% commitment fee on unutilized commitments. The chart above assumes no borrowings under the Revolving Credit Facility and the current amount of letter of credits issued will be outstanding through the end of the agreement. Actual payments could differ substantially if amounts are borrowed under the facility.

6.
Principal shown above represents minimum required payments under the Shield Media Credit Agreement which matures on July 31, 2018. Interest payments reflect the interest rate of 3.61% as of December 31, 2015. Actual principal and interest payments could differ substantially.

7.
Principal shown above represents minimum required payments under LIN Television agreements for VIEs which mature in installments through December 2017. Interest payments are nominal. Actual principal and interest payments could differ substantially.

8.	Represents minimum rental commitments under capital leases.

9.	Represents minimum rental commitments under non-cancelable operating leases with terms in excess of one year.

10.
Program license rights include both recorded short-term and long-term liabilities for programs which have been produced and unrecorded cash commitments to purchase program license rights which are not yet available for broadcast.

11.
Actuarially estimated benefit payments under pension and other benefit plans expected to be funded directly from Company assets through 2025 (ie SERP, Excess Plan and OPEB) which includes no expected contribution to the qualified pension plans in 2016.

12.
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

Goodwill is tested at the reporting unit level, which, following the LIN Merger, the Company considers to be an aggregation of the 48 broadcast markets and each digital business unit. For purposes of impairment testing, the Company aggregates all 48 broadcast markets into one reporting unit due to the similar economic characteristics of the television markets. Prior to performing a quantitative two-step goodwill impairment test, the Company first assesses qualitative factors to determine whether the quantitative test is necessary. In 2015, due to a projected decrease in operating results of the Company's digital businesses, the Company performed an interim impairment assessment as of September 30, 2015 on three digital reporting units acquired as part of the LIN Merger. The turnover of key sales personnel and the industry-wide shift to software enabled automated buying and placement of digital advertising led to a decrease in projected operating results for the Company's historical arbitrage media placement businesses.  As a result of the impairment review, two of the three reporting units passed the first step of the evaluation as their fair values exceeded their carrying values by more than 10%.  The fair value of the third reporting unit, LIN Digital, did not exceed its carrying value.  As a result, the Company performed the second step of the impairment test and recorded a non-cash pretax goodwill impairment charge at its LIN Digital reporting unit of $53 million in the third quarter of 2015. For the annual impairment test the Company preformed a qualitative analysis of its reporting units for indicators of impairment including measures such as station performance, forecasted performance and recent industry trends for retransmission and merger and acquisition activity. No indicators of impairment were present and further quantitative tests were not required.

The Company performs its annual impairment test of indefinite-lived intangible assets (i.e., FCC licenses) at the market level. All of the Company’s stations have FCC license carrying values. Prior to performing a quantitative two-step impairment test, the Company first assesses qualitative factors to determine whether the quantitative test is necessary. There were no indicators of impairment in 46 of the 48 markets. Due to a decrease in projected market revenue, the Company performed Step 1 quantitative impairment testing of two markets as of October 31, 2015. As a result of this impairment review the fair values of the FCC licenses in these two markets sufficiently exceeded their carrying value and thus it was not necessary to perform the quantitative two-step method. The models the Company uses to value FCC licenses are highly sensitive to changes in assumptions.

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

The expected rate of return on plan assets is 7.5%. A one percentage point-change would result in an increase or decrease in annualized pension expense of approximately $4.0 million. The discount rate at year end was 3.80%. A one percentage-point increase in the discount rate would have decreased the net periodic benefit costs by approximately $1.8 million and would have decreased the projected benefit obligation by approximately $55 million. A one percentage-point decrease in the discount rate would have raised the net periodic benefit costs by approximately $1.0 million and would have increased the projected benefit obligation by approximately $67 million.

Income taxes

 The Company files income tax returns with various state tax jurisdictions in addition to the Internal Revenue Service and is regularly audited by both federal and state tax agencies. From time to time, those audits may result in proposed adjustments. The Company has considered alternative interpretations that may be assumed by the various tax agencies and does not anticipate any material impact on its earnings as a result of these audits. Additionally, the Company maintains a reserve for uncertain tax positions, where the probability of sustaining the position does not exceed a “more likely than not” standard. The reserve for uncertain tax positions was $25 million as of December 31, 2015.

 The Company records income tax expense using the asset and liability method, under which deferred tax assets and liabilities are recorded for differences in the treatment of various items for financial reporting versus tax reporting purposes. As of December 31, 2015, the Company had recorded net deferred tax liabilities (DTL) of approximately $315 million which is presented net of deferred tax assets (DTA) of approximately $343 million ($241 million related to NOLs) as described in Note 10 of Item 8. At every reporting date, the Company evaluates the need for a valuation allowance against its deferred tax assets by considering all positive and negative evidence as to future realization of its DTAs.  As of December 31, 2015 Management concluded that no valuation allowance was necessary due to the following significant factors: (1) excluding the effect of a nonrecurring impairment charge in 2015, the Company had cumulative pre-tax income for the immediate past three years, (2) no additional ownership changes have occurred and that existing 382 limitations will not prevent the utilization of NOLs before their expiration (due to expire over the next 13 to 20 years), (3) the company utilized $27 and $111 million in 2015 and 2014 respectively, and (4) the Company projects significant future taxable income sufficient to utilize the majority of NOLs in the next 2 to 3 years.

OUTLOOK FOR 2016

The Company owns or operates 71 stations across 48 markets covering 23% of U.S. TV households. The Company’s scale has already delivered significant operating synergies and facilitated increased cash flow generation which enabled the Company to pay down debt. Although national elections and Olympic games were not held in 2015, strength in retransmission revenues, an active primary season and an improving economy helped to enable the Company to recoup much of the political and Olympic revenues from which the Company benefited in 2014. For 2016, many experts are projecting strong spending in political advertising, and having the Olympics in Rio de Janeiro, Brazil should enable more “live” events on the Company’s NBC stations. The Company expects to generate strong free cash flow and to use liquidity available for debt reduction. As discussed earlier the Company intends to participate in the spectrum auction in certain markets that is currently slated for the spring of 2016. Additionally the Company will work with Nexstar to secure the necessary approvals to effectuate the announced transaction.

* * * * * * *

Certain statements in this annual report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include, among others, statements related to future financial results, to pending transactions and contractual obligations, critical accounting estimates and assumptions, the impact of technological advances including consumer acceptance of mobile television and expectations regarding the effects of retransmission fees, network affiliate fees, pension and postretirement plans, capital spending, general advertising levels and political advertising levels, the effects of changes to FCC regulations and the FCC auction. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “plans,” “may” and similar words, including “outlook”, are made as of the date of this annual report on Form 10-K and are subject to risks and uncertainties that could potentially cause actual results to differ materially from those results expressed in or implied by such statements. The reader should understand that it is not possible to foresee or identify all risk factors. Consequently, any such list should not be considered a complete statement of all potential risks or uncertainties.

Various important factors could cause actual results to differ materially from the Company’s forward looking statements, estimates or projections including, without limitation: the impact of various business combinations and integration efforts of the Company, changes in advertising demand, changes to pending accounting standards, changes in consumer preferences for programming and delivery method, changes in relationships with broadcast networks, the performance of pension plan assets, health care cost trends, regulatory rulings including those related to ERISA and tax law, natural disasters, and the ability to renew retransmission and network agreements. Actual results may differ materially from those suggested by forward-looking statements for a number of reasons including those described in Item 1A (“Risk Factors”) of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2015, the Company had a $1.5 billion term loan under the Media General Senior Secured Credit Facilities which matures in July 2020 and bears interest at LIBOR (with a LIBOR floor of 1%) plus a margin of 3.00%. The applicable LIBOR rate at December 31, 2015, was approximately 0.61%. Due to the LIBOR floor, the interest rate on the term loan under the Media General Credit Agreement was substantially fixed at December 31, 2015. As a result of the spread between LIBOR and the interest rate floor, a 50 basis point increase in market interest rates as of December 31, 2015 would have a limited effect on the annual cash interest expense. The fair value of the Media General term loan was estimated to be approximately $1.5 billion at December 31, 2015.

The Company also has $27 million of Shield Media term loans which mature in July 2018 and bear interest at LIBOR plus a margin of 3.00%. As the Shield Media Credit Agreement does not have a LIBOR floor, the Company was subject to fluctuations in interest rates as of December 31, 2015. A 50 basis point increase in market interest rates would increase annual cash interest expense by approximately $136 thousand. The fair value of the Shield Media term loans was estimated to be approximately $27 million at December 31, 2015.

LIN Television’s 2021 Notes and 2022 Notes with outstanding principal balances of $275 million and $400 million, respectively, bear fixed interest rates. Consequently, annual cash interest is not impacted by changes in market rates. The estimated fair values at December 31, 2015 for the 2021 Notes and 2022 Notes were $288 million and $404 million, respectively.

LIN Television has three term loans included in other borrowings totaling $ 0.9 million which have variable interest rates and mature in quarterly installments through December 2017. These variable interest rates were 3.61% at December 31, 2015. The impact of changes in market rates is immaterial. The carrying value approximates market value for other borrowings.

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

Management of the Company has assessed the Company’s internal control over financial reporting as of December 31, 2015, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” as issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management believes that as of December 31, 2015, the Company’s internal control over financial reporting was effective, based upon the specified criteria.

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

February 29, 2016

Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting

To the Board of Directors and Stockholders of
Media General, Inc.
Richmond, Virginia

We have audited the internal control over financial reporting of Media General, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Media General, Inc.’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Richmond, Virginia
February 29, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Media General, Inc.
Richmond, Virginia

We have audited the accompanying consolidated balance sheets of Media General, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Media General, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Richmond, Virginia
February 29, 2016

Media General, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Net operating revenue	$1,304,943	$674,963	$269,912
Operating costs:
Operating expenses, excluding depreciation expense	556,242	221,914	95,214
Selling, general and administrative expenses	314,951	171,484	71,243
Amortization of program license rights	48,716	21,630	11,362
Corporate and other expenses	50,368	33,007	19,016
Depreciation and amortization	168,120	66,557	25,772
(Gain) loss on disposal of property and equipment, net	(312)	(8,935)	399
Goodwill impairment	52,862	—	—
Merger-related expenses	30,444	49,362	13,079
Restructuring expenses	1,558	4,840	—
Total operating costs	1,222,949	559,859	236,085
Operating income	81,994	115,104	33,827
Other (expense) income:
Interest expense	(119,644)	(45,704)	(12,687)
Debt modification and extinguishment costs	(3,610)	(3,513)	(4,509)
Gain on sale of stations	—	42,957	—
Other, net	6,219	129	48
Total other expense	(117,035)	(6,131)	(17,148)
Income (loss) before income taxes	(35,041)	108,973	16,679
Income tax expense	(4,688)	(52,453)	(12,325)
Net income (loss)	(39,729)	56,520	4,354
Net income (loss) attributable to noncontrolling interests (included above)	(270)	3,014	(1,786)
Net income (loss) attributable to Media General	$(39,459)	$53,506	$6,140
Other comprehensive income (loss), net of tax:
Change in unrecognized amounts included in pension and postretirement obligations net of tax of $2,983 in 2015, $24,067 in 2014, $3,908 and in 2013	5,221	(42,113)	6,655
Total comprehensive income (loss)	$(34,508)	$14,407	$11,009
Total comprehensive income (loss) attributable to Media General	$(34,238)	$11,393	$12,795
Earnings per common share (basic and diluted):
Net earnings (loss) per common share (basic)	$(0.31)	$0.59	$0.11
Net earnings (loss) per common share (diluted)	$(0.31)	$0.58	$0.10

Notes to Consolidated Financial Statements begin on page 56.

Media General, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$41,091	$43,920
Trade accounts receivable (less allowance for doubtful accounts 2015 - $4,634; 2014 - $5,475)	298,474	277,985
Restricted cash at qualified intermediary	—	119,903
Prepaid expenses and other current assets	15,083	26,282
Total current assets	354,648	468,090
Property and equipment, net	470,537	499,472
Other assets, net	70,314	78,999
Definite lived intangible assets, net	871,129	956,300
Broadcast licenses	1,097,100	1,097,100
Goodwill	1,544,624	1,597,486
Total assets (a)	$4,408,352	$4,697,447

Notes to Consolidated Financial Statements begin on page 56.

(a) Consolidated assets as of December 31, 2015, and 2014, include total assets of variable interest entities (VIEs) of $145 million and $151 million, respectively, which can only be used to settle the obligations of the VIEs. See Note 1: Summary of Significant Accounting Policies.

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2015	December 31, 2014
Current liabilities:
Trade accounts payable	$35,800	$36,359
Accrued salaries and wages	21,465	36,634
Other accrued expenses and other current liabilities	95,500	104,092
Current installments of long-term debt	3,804	11,781
Current installments of obligation under capital leases	859	815
Total current liabilities	157,428	189,681
Long-term debt	2,231,354	2,400,162
Deferred tax liability	315,234	308,535
Long-term capital lease obligations	14,012	14,869
Retirement and postretirement plans	182,987	211,264
Other liabilities	34,920	38,034
Total liabilities (b)	2,935,935	3,162,545
Commitments and contingencies (Note 13)
Noncontrolling interests	24,447	34,481
Stockholders' equity:
Preferred stock (no par value): authorized 50,000,000 shares; none outstanding	—	—
Common stock (no par value): Voting common stock, authorized 400,000,000 shares; issued 128,600,384 and 129,931,812	1,305,155	1,322,284
Non-voting common stock, authorized 400,000,000 shares; none outstanding	—	—
Accumulated other comprehensive income (loss)	(31,224)	(36,445)
Retained earnings	174,039	214,582
Total stockholders' equity	1,447,970	1,500,421
Total liabilities, noncontrolling interests and stockholders' equity	$4,408,352	$4,697,447

Notes to Consolidated Financial Statements begin on page 56.

(b) Consolidated liabilities as of December 31, 2015, and 2014, include total liabilities of VIEs of $39 million and $43 million, respectively, for which the creditors of the VIEs have no recourse to the Company, except for certain of the debt, which the Company guarantees. See Note 1 and Note 4.

Media General, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

			Accumulated Other		Total
	Common Stock		Comprehensive	Retained	Stockholders'
	Voting	Non-Voting	Income (Loss)	Earnings	Equity
Balance at December 31, 2012	$133,000	$—	$(987)	$154,936	$286,949
Net income	—	—	—	6,140	6,140
Young Merger transaction	421,703	12,483	—	—	434,186
Change in pension and postretirement, net of tax	—	—	6,655	—	6,655
Exercise of stock options	2,613	—	—	—	2,613
Performance accelerated restricted stock	(51)	—	—	—	(51)
Stock-based compensation	493	—	—	—	493
Other	(4)	—	—	—	(4)
Balance at December 31, 2013	557,754	12,483	5,668	161,076	736,981
Net income	—	—	—	53,506	53,506
LIN Merger transaction (a)	737,563	—	—	—	737,563
Change in pension and postretirement, net of tax	—	—	(42,113)	—	(42,113)
Conversion of common stock	12,483	(12,483)			0
Exercise of stock options	603	—	—	—	603
Performance accelerated restricted stock	(163)	—	—	—	(163)
Stock-based compensation	7,361	—	—	—	7,361
Amendment to Directors' Deferred Compensation Plan	5,987	—	—	—	5,987
Other	696	—	—	—	696
Balance at December 31, 2014	$1,322,284	$—	$(36,445)	$214,582	$1,500,421
Net loss	—	—	—	(39,459)	(39,459)
Change in pension and postretirement, net of tax	—	—	5,221	—	5,221
Exercise of stock options	2,902	—	—	—	2,902
Performance accelerated restricted stock	(779)	—	—	—	(779)
Stock-based compensation	14,045	—	—	—	14,045
Share repurchases	(33,724)	—	—	—	(33,724)
Revaluation of noncontrolling interest	—	—	—	(1,084)	(1,084)
Other	427	—	—	—	427
Balance at December 31, 2015	$1,305,155	$—	$(31,224)	$174,039	$1,447,970

Notes to Consolidated Financial Statements begin on page 56.

(a) The initial allocation of the LIN Merger transaction fair value was adjusted during the year ended December 31, 2015 as described in Note 2.

Media General, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net income (loss)	$(39,729)	$56,520	$4,354
Adjustments to reconcile net income (loss):
Deferred income tax expense	2,380	44,285	11,584
Depreciation and amortization	168,120	66,557	25,772
Amortization of program license rights	48,716	21,630	11,362
Goodwill impairment	52,862	—	—
Non-cash interest expense	7,405	3,721	844
Gain on sale of stations	—	(42,957)	—
(Gain) loss on disposal of property and equipment, net	(312)	(8,935)	399
Gain on relocation of spectrum	(5,620)	—	—
Stock-based compensation	14,045	4,071	6,101
Debt modification and extinguishment costs	3,610	3,513	4,509
Change in assets and liabilities:
Program license rights, net of liabilities	(44,727)	(21,834)	(12,015)
Trade accounts receivable	(19,649)	(2,658)	(9,262)
Trade accounts payable	(3,614)	9,189	(6,401)
Accrued salaries, wages, other accrued expenses and other current liabilities	(21,120)	(13,786)	(28,350)
Contributions to retirement plans	(5,499)	(49,879)	(6,225)
Other, net	80	(915)	5,128
Net cash provided by operating activities	156,948	68,522	7,800
Cash flows from investing activities:
Capital expenditures	(59,126)	(36,615)	(15,166)
Payments for acquisition of station assets	—	(175,662)	(14,324)
Proceeds from station sales	—	357,315	—
Cash and cash equivalents acquired in merger transaction	—	25,507	17,327
Cash consideration LIN Merger	—	(763,075)	—
Collateral refunds related to letters of credit	—	980	2,498
Proceeds from the sale of PP&E	2,060	25,914	—
Decrease (increase) in restricted cash at qualified intermediary	119,903	(119,903)	—
Proceeds from spectrum relocation	3,120	—	—
Other, net	(28)	(283)	126
Net cash provided (used) by investing activities	65,929	(685,822)	(9,539)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	10,000	—
Repayment of borrowings under revolving credit facility	—	(10,000)	—
Borrowings under Media General Credit Agreement	—	889,687	885,000
Repayment of borrowings under Media General Credit Agreement	(160,000)	(84,000)	—
Borrowings under 2022 Senior Notes	—	398,000	—
Repayment of 2021 Notes	(15,000)	—	—
Debt payoff LIN Merger	—	(577,610)	—
Borrowings under Shield Media Credit Agreement	—	—	32,000
Repayment of borrowings under Shield Media Credit Agreement	(2,400)	(2,400)	—
Other borrowings	—	—	10,000
Repayment of other borrowings	(1,161)	—	(868,405)
Cash paid for debt modification	(4,288)	(35,198)	(11,896)
Repurchase of common stock	(33,724)	—	—
Payment for the acquisition of noncontrolling interest	(10,872)	—	—
Other, net	1,739	1,123	2,414
Net cash provided (used) by financing activities	(225,706)	589,602	49,113
Net (decrease) increase in cash and cash equivalents	(2,829)	(27,698)	47,374
Cash and cash equivalents at beginning of year	43,920	71,618	24,244
Cash and cash equivalents at end of year	$41,091	$43,920	$71,618
Cash paid:
Interest	$113,140	$45,172	$26,461
Income taxes, net	$5,073	$1,741	$1,047
Non cash investing activity: Merger transactions	$—	$(736,289)	$(434,186)

Notes to Consolidated Financial Statements begin on page 56.

Media General, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

Basis of Presentation
On December 19, 2014 (the “Closing Date”, Media General, Inc., now known as MGOC, Inc. (“Old Media General”), and LIN Media LLC, a Delaware limited liability company (“LIN Media” or “LIN”) were combined in a business combination transaction (the “LIN Merger”). As a result of the LIN Merger, Media General, Inc., formerly known as Mercury New Holdco, Inc. (“New Media General”, “Media General” or the “Company”) became the parent public reporting company of the combined company; LIN Television Corporation (“LIN Television”) became a direct, wholly owned subsidiary of New Media General; and Old Media General became a direct, wholly owned subsidiary of LIN Television and an indirect, wholly owned subsidiary of New Media General. The merger was accounted for in accordance with FASB Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), and New Media General was the acquirer.

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

On November 12, 2013, Legacy Media General and Young were combined in a tax-free, all-stock merger transaction. In the merger, Media General issued to Young’s equity holders 60.2 million shares of Media General voting common stock. The merger with Young was accounted for as a reverse acquisition in accordance with ASC 805. For financial reporting purposes, Young was the acquirer and the continuing reporting entity. Accordingly, financial information presented for the Company in the consolidated financial statements prior to November 12, 2013 reflect the historical activity of Young.

The Company owns, operates or services 71 network-affiliated stations and their associated digital media and mobile platforms (23 with CBS, 13 with NBC, 12 with ABC, 8 with FOX, 8 with CW and 7 with MyNetworkTV,), operating in 48 markets.

Legacy Media General was incorporated in Virginia and became a public company in 1969. It grew through acquisition, mostly by purchasing high-quality, privately owned local media entities in the Southeastern United States. Legacy Media General sold all of its newspapers in 2012. Young was incorporated in 2009. Various LIN entities have owned and operated television stations since 1966. LIN Television was incorporated in Rhode Island in 1990 and LIN TV Corp. (“LIN TV”) was incorporated in 1998. On July 30, 2013, LIN TV merged with and into LIN Media LLC, a wholly owned subsidiary of LIN TV, with LIN Media as the surviving entity. LIN TV became a public company in 2002.

In September 2015 the Company announced a merger agreement under which the Company would have acquired all of the outstanding common stock of Meredith Corporation (“Meredith”) in a cash and stock transaction. Later in September of 2015 the Company received an unsolicited proposal from Nexstar Broadcasting Group, Inc. (“Nexstar”) to acquire all of the outstanding common stock of Media General. Following discussion between the various parties, in January 2016 Media General canceled it agreement with Meredith and reached an agreement with Nexstar whereby Nexstar will acquire all outstanding shares of Media General for $10.55 per share in cash and 0.1249 shares of Nexstar Class A common stock for each Media General share. Upon the completion of the transaction, Nexstar will change its name to Nexstar Media Group. The agreement includes potential additional consideration in the form of a contingent value right entitling Media General shareholders to net cash proceeds as received from the sale of Media General's spectrum in the Federal Communication Commission's upcoming Incentive Auction. It is estimated that Media General shareholders will own approximately 34% and existing Nexstar shareholders will retain approximately 66% ownership of the combined company after closing. The closing of the transaction is subject to the satisfaction of a number of conditions including, but not limited to, the approval of various matters relating to the transaction by Media General and Nexstar shareholders, the approval of the Federal Communications Commission (“FCC”), clearance under the Hart-Scott-Rodino antitrust act and certain third party consents. The Company incurred $13.2 million of investment banking, legal and accounting fees and expenses in the during 2015 related to the pending merger with Nexstar and the canceled merger with Meredith. The Company paid a $60 million breakup fee to Meredith in January of 2016.

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

In determining whether the Company is the primary beneficiary of a VIE for financial reporting purposes, the Company considers whether it has the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether it has the obligation to absorb losses or the right to receive returns that would be significant to the VIE.  Assets of consolidated VIE’s can only be used to settle the obligations of that VIE.  As discussed in Note 4, the Company consolidates the results of WXXA, WLAJ, WBDT, WYTV, KTKA, KWBQ, KRWB, and KASY pursuant to the VIE accounting guidance. All of the liabilities are non-recourse to the Company, except for certain of the debt, which the Company guarantees. As discussed in Note 6, the Company is also the primary beneficiary of the VIE that holds the Supplemental 401(k) Plan’s investments and consolidates the plan accordingly.

The Company has two reportable segments, “Broadcast” and “Digital” that are disclosed separately from our corporate activities. The Broadcast segment includes 71 television stations that are either owned, operated or serviced by the Company in 48 markets, all of which are engaged principally in the sale of television advertising. The Digital segment includes the operating results of the Company's digital businesses as well as the business operations related to the television station companion websites.

The Company guarantees all of LIN Television's debt and the debt of its consolidated VIEs. All of the consolidated wholly owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television's 5.875% Senior Notes due 2022 (the “2022 Notes”) and the 6.375% Senior Notes due 2021 (the “2021 Notes”) on a joint-and-several basis, subject to customary release provisions.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s significant accounting policies are described below.

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company re-evaluates its estimates on an ongoing basis. Actual results could differ from those estimates.

Revenue Recognition

Advertising Revenues
The Company’s primary source of revenue is the sale of advertising time on its television stations. Advertising revenue is recognized when advertisements are aired. Agency commissions related to broadcast advertising are recorded as a reduction of revenue.  Broadcast advertising revenue represented approximately 62%, 73% and 77% of gross operating revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

Retransmission Consent Revenues
The Company receives consideration from certain satellite and cable providers in return for the Company’s consent to the retransmission of the signals of its television stations. Retransmission consent revenue is recognized on a per subscriber basis in accordance with the terms of each contract. Retransmission consent revenue represented approximately 25%, 19% and 16% of gross operating revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Barter Arrangements
The Company, in the ordinary course of business, provides advertising airtime to certain customers in exchange for products or services. Barter transactions are recorded on the basis of the estimated fair value of the advertising spots delivered or the fair value of the goods or services received, whichever is more clearly indicative of fair value based on judgment of our management. Revenue is recognized as the related advertising is broadcast and expenses are recognized when the merchandise or services are consumed or utilized. Barter revenue programming transactions amounted to approximately $18.7 million, $14.3 million and $4.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Network Compensation
Twenty-three of the Company’s 71 stations are affiliated with CBS, 13 are affiliated with NBC, 12 with ABC, 8 with FOX, 8 with CW and 7 with MyNetworkTV. Network compensation is determined based on the contractual arrangements with the Company’s affiliates and is recognized within operating expenses over the term of the arrangement.

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

Self-insurance
The Company self-insures for certain employee medical and disability benefits, workers’ compensation costs, as well as automobile and general liability claims. The Company’s responsibility for medical, workers’ compensation and auto and general liability claims is capped at a certain dollar level (generally $100 thousand to $525 thousand depending on claim type). Insurance liabilities are calculated on an undiscounted basis based on actual claim data and estimates of incurred but not reported claims. Estimates for projected settlements and incurred but not reported claims are based on development factors, including historical trends and data, provided by a third party.

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

Intangible and Other Long-Lived Assets
Intangible assets consist of goodwill (which is the excess of purchase price over the net identifiable assets of businesses acquired), broadcast licenses, network affiliations, advertiser relationships and favorable lease interests. Indefinite-lived intangible assets (goodwill and broadcast licenses) are not amortized, but finite-lived intangibles (network affiliations, advertiser relationships and favorable lease interests) are amortized using the straight-line method over periods ranging from one to 20+ years.

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

Broadcast licenses are granted by the FCC for maximum terms of eight years and are subject to renewal upon application to the FCC. The licenses remain in effect until action on the renewal applications has been completed. The Company’s ABC network affiliation agreements are due for renewal in approximately five and one-half years. The Company’s CBS network affiliation agreements are due for renewal in a weighted-average period of approximately four years. The Company’s NBC network affiliation agreements are due for renewal in a period of approximately two years. The Company’s CW affiliation is due for renewal within five and one-half years. The FOX affiliation expires in two years. The Company’s affiliation with MyNetworkTV expires in September 2016. The Company currently expects that it will renew these network affiliation agreements prior to their expiration dates. Direct costs associated with renewing or extending intangible assets have historically been insignificant and are expensed as incurred.

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

Fair Value of Financial Instruments
The carrying amounts of financial instruments, including cash, trade accounts receivable, trade accounts payable and accrued liabilities approximate their fair value. See Note 9 regarding the fair value of long-term debt and other financial instruments.

New Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” This ASU requires that reporting entities net deferred tax assets and deferred tax liabilities for presentation in the balance sheet as noncurrent. Netting of deferred tax assets and deferred tax liabilities by jurisdiction is still required under the new guidance. This standard was adopted by the Company in the current year. If the standard had not been adopted in 2015, the Company would have presented approximately $52 million of net deferred short-term tax assets on its balance sheet rather than netting that balance against net long-term deferred tax liabilities. The impact of the adoption on the 2014 Consolidated Balance Sheet is that net deferred short-term tax assets of approximately $56 million are now presented on a net basis against net long-term deferred tax liabilities.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual periods beginning on or after December 15, 2015. As a result the Company expects to reclassify the unamortized balance of $32 million of debt issuance costs currently included in “Other assets, net” on the Consolidated Condensed Balance Sheet as a reductions in Long-term debt upon adoption of the guidance in early 2016.

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) issued a converged standard on revenue recognition from contracts with customers, ASU 2014-09 (Topic 606 and IFRS 15). This standard will supersede nearly all existing revenue recognition guidance. In August 2015 the FASB issued ASU 2015-14 “Revenue From Contracts With Customers: Deferral of the Effective Date” which defers the effective date of ASU 2014-09 until fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued a standard on leasing transactions, ASU 2016-02 (Topic 842). This standard will supersede nearly all existing lease guidance. It will be effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

Reclassifications
Certain prior year balances have been reclassified to conform to the presentation adopted in the current fiscal year.

In order to conform to the presentation adopted during 2015, $12 million was reclassified from “Prepaid expenses and other current assets” to “Trade accounts receivable” in the 2014 figures presented on the Consolidated Condensed Balance Sheets, in the Initial Allocation of Fair Value table in Note 2 and in the Guarantor Financial Information in Note 14.

Upon adopting the Balance Sheet Classification of Deferred Taxes standard discussed above, $56 million was reclassified from short-term deferred tax asset to long-term deferred tax liabilities on the 2014 Consolidated Balance Sheet.

Note 2: Mergers, Acquisitions, and Dispositions

LIN Merger

In December of 2014, as described in Note 1, Old Media General and LIN were combined under New Media General, a newly formed holding company, that was renamed Media General. In connection with the LIN Merger, the Company issued a total of approximately 41,239,715 shares of voting common stock and paid approximately $763 million in cash to the former LIN Media shareholders. The total purchase price of the LIN Merger was approximately $2.4 billion. The LIN Merger was financed using proceeds from the Company and LIN Television’s borrowings under the credit agreement, as defined and more fully described in Note 9.

In connection with the LIN Merger, the Company sold WJAR-TV in Providence, RI, WLUK-TV and WCWF-TV in Green Bay-Appleton, WI, certain assets of WTGS-TV in Savannah, GA, WJCL-TV in Savannah, GA, WVTM-TV in Birmingham, AL and WALA-TV in Mobile, AL for approximately $360 million and purchased KXRM-TV and KXTU-LD in Colorado Springs, CO and WTTA-TV in Tampa, FL for approximately $93 million. The sales of these stations resulted in a gain on sale of approximately $43 million in the results of operations for the year ended December 31, 2014. The assets of the stations sold included goodwill of approximately $84 million.

The initial allocated fair value of the acquired assets and assumed liabilities of LIN (including the acquisitions of the stations in Colorado Springs and Tampa discussed above) was adjusted during the year ended December 31, 2015 based on information that became available to management subsequent to the acquisition date. These adjustments were retroactively applied to the December 31, 2014 balances. The fair value of the consideration paid related to the LIN Merger increased by $1.2 million as well. The allocated fair value, including adjustments which occurred during 2015, is summarized as follows:

(In thousands)	December 31, 2015	Adjustments	December 31, 2014
Current assets acquired	$217,816	$(700)	$218,516
Property and equipment	284,217	4,093	280,124
Other assets acquired	12,812	—	12,812
FCC broadcast licenses	588,042	(26,900)	614,942
Definite lived intangible assets	786,705	46,640	740,065
Goodwill	1,119,957	(12,581)	1,132,538
Deferred income tax liabilities recorded in conjunction with the acquisition	(338,535)	(7,888)	(330,647)
Current liabilities assumed	(112,917)	(1,400)	(111,517)
Other liabilities assumed	(79,267)	(82)	(79,185)
Total	$2,478,830		$2,477,648

Current assets acquired included cash and cash equivalents of $26 million and trade accounts receivable of $166 million.

The amount allocated to definite-lived intangible assets represents the estimated fair values of network affiliations of $497 million, advertiser and publisher relationships of $220 million, $37 million of local marketing agreements (LMA), $16 million of technology and trade names and favorable lease assets of $17 million. These intangible assets will be amortized over their weighted-average estimated remaining useful lives of 15 years for network affiliations, 5-7 years for the advertiser relationships, 20 years for LMA agreements, 5 years for technology and trade names and in excess of 20 years for favorable lease assets. Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.

Approximately $103 million of the goodwill recognized is expected to be tax deductible.

As discussed in Note 7, the Company recorded a goodwill impairment charge of $53 million related to its LIN Digital business during the third quarter of 2015.

The Company incurred $4.3 million and $33 million of investment banking, legal and accounting fees and expenses during the years ended December 31, 2015 and 2014, respectively, related to the LIN Merger.

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

The amount allocated to definite-lived intangible assets represents the estimated fair values of network affiliations of $155 million, advertiser relationships of $58 million and favorable lease assets of $1.4 million. These intangible assets will be amortized over their weighted-average estimated remaining useful lives of 15 years for network affiliations, seven years for the advertiser relationships and 10 years for favorable lease assets. Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.

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

The following table sets forth unaudited pro forma results of operations, assuming that the LIN Merger, the acquisition of WHTM, the merger with Young and the consolidation of the VIEs described in Note 4, occurred at the beginning of the year preceding the year of acquisition:

(In thousands, except per share amounts)	2014	2013
Net operating revenue	$1,345,275	$1,173,140
Net (loss) income	(41,901)	38,863
Net (loss) income attributable to Media General	(47,767)	38,464
Earnings (loss) per share - basic and diluted	(0.53)	0.30

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

All of the goodwill recognized is expected to be tax deductible.

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

Note 3: Segment Information

During 2015, as a result of the LIN Merger discussed in Note 2, the Company began assessing and internally reporting financial information for the broadcast business and the digital business separately. As a result, we now have two reportable operating segments, “Broadcast” and “Digital” that are disclosed separately from our corporate activities. The Broadcast segment includes 71 television stations that are either owned, operated or serviced by the Company in 48 U.S. markets, all of which are engaged principally in the sale of television advertising. The Digital segment includes the operating results of the Company's digital businesses as well as the business operations related to the television station companion websites. Unallocated corporate expenses primarily include costs to operate as a public company and to operate corporate locations.

The Company identifies operating segments based on how the chief operating decision maker (“CODM”) allocates resources, assesses performance and makes decisions. The CODM is the President, and Chief Executive Officer. The CODM evaluates performance and allocates resources based on operating income or loss for the Broadcast and Digital segments, excluding non-segment expenses.

	Years Ended
(in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Revenues
Broadcast	$1,150,444	$644,026	$260,303
Digital	154,499	30,937	9,609
Revenues	$1,304,943	$674,963	$269,912

	Years Ended
(in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Operating income (loss)
Broadcast	$386,865	$254,506	$90,462
Digital	(1,831)	5,429	1,631
Segment operating income	385,034	259,935	92,093
Corporate and other expenses	(50,368)	(33,007)	(19,016)
Depreciation and amortization	(168,120)	(66,557)	(25,772)
Gain (loss) related to property and equipment, net	312	8,935	(399)
Goodwill impairment	(52,862)	—	—
Merger-related expenses	(30,444)	(49,362)	(13,079)
Restructuring expenses	(1,558)	(4,840)	—
Operating income	$81,994	$115,104	$33,827

(in thousands)	December 31, 2015	December 31, 2014
Assets
Broadcast	$3,971,675	$4,062,428
Digital	313,849	373,718
Segment assets	4,285,524	4,436,146
Corporate	122,828	261,301
Total assets	$4,408,352	$4,697,447

	Years Ended
(in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Capital Expenditures
Broadcast	$45,393	$34,322	$14,962
Digital	10,866	701	—
Segment capital expenditures	56,259	35,023	14,962
Corporate	2,867	1,592	204
Total capital expenditures	$59,126	$36,615	$15,166

Note 4: Variable Interest Entities

Certain of the Company's broadcast stations provide services to other station owners within the same market via Joint Sales Agreements (“JSA”) and/or Shared Service Agreements (“SSA”). The Company has JSA and/or SSA agreements with 8 stations. Depending on the specific terms of these agreements, the Company may provide a variety of operational and administrative services, assume an obligation to reimburse certain expenses of the stations and guarantee certain external borrowings by the station parent companies (refer to Note 9 for guarantee of borrowings). The Company is compensated for these services through performance based and/or administrative fees. Under certain JSAs, the Company has an option to acquire the related station at any time, subject to FCC consent, until the expiration of the applicable JSA. The Company has determined that the stations with which it has JSAs and/or SSAs, and certain of their parent companies, are VIEs as a result of the terms of the agreements.

The Company is the primary beneficiary of the VIEs, because (a) subject to the ultimate control of the broadcast licensees, the Company has the power to direct the activities which can significantly impact the economic performance of the VIEs through the services the Company provides and (b) the Company absorbs returns and losses which would be considered significant to the VIEs. Therefore, the financial results and financial position of these entities have been consolidated by the Company in accordance with the VIE accounting guidance.

The carrying amounts and classification of the assets and liabilities of the consolidated VIE entities described above, which have been included in the consolidated balance sheets as of December 31, 2015 and 2014 were as follows:

(In thousands)	December 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$3,693	$3,846
Trade accounts receivable (less allowance for doubtful accounts 2015 - $94; 2014 - $99)	9,798	10,442
Prepaid expenses and other current assets	796	1,050
Total current assets	14,287	15,338
Property and equipment, net	1,904	5,402
Other assets, net	3,379	2,011
Definite lived intangible assets, net	32,244	34,885
Broadcast licenses	71,300	71,300
Goodwill	21,859	21,859
Total assets	$144,973	$150,795
Liabilities
Current liabilities
Trade accounts payable	$16	$56
Other accrued expenses and other current liabilities	2,221	6,839
Current installments of long-term debt	3,804	3,562
Total current liabilities	6,041	10,457
Long-term debt	24,347	28,150
Other liabilities	8,310	3,914
Total liabilities	$38,698	$42,521

The December 31, 2014 balances included above were adjusted to reflect the purchase price adjustment discussed in Note 2.

The assets of the Company’s consolidated VIEs can only be used to settle the obligations of the VIEs and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. At December 31, 2015, the Company has an option to acquire the assets or member's interest of the VIE entities that it may exercise if the FCC attribution rules change to permit the Company to acquire such interest. The option exercise price is of nominal value and significantly less than the carrying value of their tangible and intangible net assets. The options are carried at zero on the Company’s consolidated balance sheet, as any value attributable to the options is eliminated in the consolidation of the VIEs. In an order adopted in March 2014, the FCC concluded that JSAs should be “attributable” for purposes of the media ownership rules if they permit a television licensee to sell more than 15% of the commercial inventory of a television station owned by a third party in the same market. Pursuant to the Consolidated Appropriations Act of 2016, the Company will be required to modify or terminate its existing JSAs no later than September 30, 2025, unless they are able to obtain a waiver of such rules. Accordingly, absent further developments, or the grant of waivers, the Company continues to monitor regulatory developments and evaluate potential changes to its JSA and SSA arrangements.

 In July 2015 the Company received bonus payments of $9 million from its consolidated VIEs and these funds became available to settle the obligations of the Company.

Note 5: Common Stock

Common Stock

No merger or business acquisition transactions using stock occurred during the year ended December 31, 2015.

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

The following table shows common stock activity for the years ended December 31, 2015, 2014 and 2013:

	Voting Shares	Non-voting Shares
Balance at December 31, 2012	47,802,816	—
Conversion of warrants	12,390,535	—
Young Merger transaction	27,363,510	828,885
Exercise of stock options	141,001	—
Performance accelerated restricted stock and restricted share awards	(2,384)	—
Other	17	—
Balance at December 31, 2013	87,695,495	828,885
Directors Deferred Compensation Plan	172,557	—
LIN Merger	41,197,003	—
Exercise of stock options	106,798	—
Conversion of non-voting shares	828,885	(828,885)
Performance accelerated restricted stock and restricted share awards	(69,086)	—
Other	160	—
Balance at December 31, 2014	129,931,812	—
Directors Deferred Compensation Plan	155,602	—
Exercise of stock options	597,147	—
Employee Stock Purchase Plan	16,815	—
Share repurchases	(2,087,506)	—
Performance accelerated restricted stock and restricted share awards	(13,333)	—
Other	(153)	—
Balance at December 31, 2015	128,600,384	—

Note 6: Stock-Based Compensation

Long-Term Incentive Plan

The Company’s Long-Term Incentive Plan (“LTIP”) is administered by the Compensation Committee and permits the grant of stock-based awards to key employees in the form of nonqualified stock options (Non-Qualified Stock Option Plan) and non-vested shares (Performance Accelerated Restricted Stock Plan (“PARS”) and, with its 2015 Amendment, both Time-Based and Performance-Based Restricted Stock Units. The existing stock options and restricted share awards of LIN and Legacy Media General were converted to equivalent instruments redeemable in the Company’s Class A Common Stock as of the effective dates of the respective mergers.

At December 31, 2015, approximately 5 million shares remained available for grants of PARS, Restricted Stock Units, stock options, Deferred Stock and other Stock-Based Awards under the LTIP. During 2015 the only awards issued by the Company were Time-Based Restricted Stock Units and Performance-Based Restricted Stock Units.

Time-Based Restricted Stock Units (Time-Based RSUs)
During the year ended December 31, 2015, the Board of Directors of the Company approved the grant of Time-Based RSUs to certain executives under the LTIP. The Time-Based RSUs vest over a three-year period with 25% vesting on February 26, 2016 and 2017, while the remaining 50% vest on February 26, 2018. The Company valued the Time-Based RSUs as of the grant date of April 23, 2015 using the closing share price of $16.88 on that date. The following is a summary of Time-Based RSUs:

		Weighted- Average
(In thousands, except per share amounts)	Shares	Fair Value
Nonvested balance - 1/1/2015	—
Granted	303	$16.88
Forfeited	(2)	$16.88
Nonvested balance - 12/31/2015	301	$16.88

As of December 31, 2015 there was $4.1 million of total unrecognized compensation cost related to Time-Based RSUs, which is expected to be recognized over a weighted-average period of approximately 1.4 years. The Company recognized approximately $1.1 million of expense related to Time-Based RSUs during the year ended December 31, 2015.

Performance-Based Restricted Stock Units (Performance-Based RSUs)
During the year ended December 31, 2015, the Board of Directors of the Company approved the grant of Performance-Based RSUs to certain executives under the LTIP. The vesting of the Performance-Based RSUs is contingent on the continued service of the grantee and the achievement of specific performance metrics designated by the Board of Directors of the Company. The Performance-Based RSUs become eligible to vest in three tranches. The first tranche, consisting of 25% of the total grant, became eligible to vest on December 31, 2015. Another 25% are eligible to vest on December 31, 2016, with the remaining 50% becoming eligible to vest on December 31, 2017. The Company valued the Performance-Based RSUs as of the grant date of April 23, 2015 using the closing share price of $16.88 on that date. The following is a summary of Performance-Based RSUs:

		Weighted- Average
(In thousands, except per share amounts)	Shares	Fair Value
Nonvested balance - 1/1/2015	—
Granted	679	$16.88
Forfeited	(7)	$16.88
Nonvested balance - 12/31/2015	672	$16.88

As of December 31, 2015 there was $8.5 million of total unrecognized compensation cost related to Performance-Based RSUs, which is expected to be recognized over a weighted-average period of approximately 1.7 years. The Company recognized approximately $1.2 million of expense related to Performance-Based RSUs during the year ended December 31, 2015.

Additionally, approximately 93 thousand shares are expected to forfeit in 2016 because the applicable target was not achieved in 2015.

Stock Options
The outstanding stock options were assumed as part of the LIN and Legacy Media General Merger transactions discussed in Note 2. Grant prices of stock options are equal to the fair market value of the underlying stock on the date of grant as adjusted by merger documents. Legacy Media General options are exercisable during the continued employment of the optionee but not for a period greater than ten years and not for a period greater than one year after termination of employment; they generally become exercisable at the rate of one-third each year from the date of grant. For awards granted in 2006 and thereafter, the optionee must be 63 years of age, with ten years of service, and must be an employee on December 31 of the year of grant in order to be eligible to exercise an award upon retirement. LIN options are exercisable during the continued employment of the optionee but not for a period greater than ten years and they generally become exercisable over a three or four-year period from the date of grant.

The outstanding LIN stock options converted to options of the Company were valued using a Black-Scholes valuation method as of December 18, 2014. The volatility factor in all periods was estimated based on the Company’s historical volatility over the contractual term of the options. The Company also used historical data to derive the option’s expected life. The risk-free interest rate was based on the U.S. Treasury yield curve on December 18, 2014. The dividend yield was predicated on the average expected dividend payment over the expected life of the option and the stock price on December 18, 2014. The portion of these awards not earned prior to the LIN Merger are being amortized over the remaining service period. The key assumptions used to value stock options granted by LIN in 2013, 2012 and 2011 (which were not fully vested as of the date of the merger) and the resulting fair values are summarized below:

	2013	2012	2011
Risk-free interest rate	2.12%	2.12%	1.85% - 2.01%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor	77.83%	77.83%	77.83%
Expected approximate life (years)	8	8	6 to 7
Exercise price	$8.07 - $8.70	$2.89 - $4.49	$2.44 - $4.01
LIN Merger date fair value	$14.70 - $14.91	$15.69 - $16.17	$15.40 - $16.22

The outstanding stock options of Legacy Media General converted into options of the Company as of November 12, 2013 were valued using a Black-Scholes valuation method. The volatility factor in all periods was estimated based on the Company’s historical volatility over the contractual term of the options. The Company also used historical data to derive the option’s expected life. The risk-free interest rate was based on the U.S. Treasury yield curve on November 12, 2013. The dividend yield was predicated on the average expected dividend payment over the expected life of the option and the stock price on November 12, 2013. The portion of these awards that were not earned prior the Legacy Media General Merger transaction are being amortized over the remaining service period. The key assumptions used to value stock options granted by Legacy Media General in 2013 and 2012 and the resulting merger date fair values are summarized below:

	2013	2012
Risk-free interest rate	1.82%	1.82%
Dividend yield	0.00%	0.00%
Volatility factor	79.05%	86.31%
Expected life (years)	6.2	6.2
Exercise price	4.26	4.98
Young Merger date fair value	$12.90	$12.96

The following is a summary of option activity for the year ended December 31, 2015:

		Weighted- Average Exercise	Weighted-Average Remaining Contractual	Aggregate Intrinsic
(In thousands, except per share amounts)	Shares	Price	Term (in years)*	Value
Outstanding -1/1/2015	2,282	$10.45
Exercised	(597)	4.84
Forfeited or expired	(318)	28.43
Outstanding - 12/31/2015	1,367	$5.85	5.6	$14,075
Outstanding - 12/31/2015 less estimated forfeitures	1,367	$5.85	5.6	$14,075
Exercisable - 12/31/2015	1,298	$5.84	5.5	$13,380

The total intrinsic value of options exercised during 2015 and 2014 was $6.5 million and 1.4 million, respectively; cash received from these options exercised was $2.9 million and $0.6 million, respectively.

In 2015, the Company recognized non-cash compensation expense of approximately $2.2 million ($1.4 million after-tax) related to stock options. As of December 31, 2015 there was $38 thousand of total unrecognized compensation cost related to stock options expected to be recognized over a weighted-average period of less than 6 months.

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

Restricted Stock
The outstanding Restricted Stock of the Company during 2015 was assumed as part of the LIN Merger transaction discussed in Note 2. The Company valued outstanding restricted stock as of December 18, 2014, using the closing price of Media General’s common stock on December 18, 2014, of $17.64. The portion of these awards that were not earned prior to the LIN Merger transaction are being amortized over the remaining service period. As of December 31, 2015, there was $3.2 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of approximately 1 year. The Company recognized approximately $8.4 million and $0.8 million of expense related to restricted stock in the years ended December 31, 2015 and 2014, respectively. The table below provides a summary of restricted stock activity during the year ended December 31, 2015:

		Weighted- Average
(In thousands, except per share amounts)	Shares	Fair Value
Nonvested balance - 1/1/2015	791	$17.64
Restrictions released	(463)	$17.64
Forfeited	(41)	$17.64
Nonvested balance - 12/31/2015	287	$17.64

Performance Accelerated Restricted Stock (PARS)
The outstanding PARS of the Company during 2015 was assumed as part of the Legacy Media General Merger transaction discussed in Note 2. Certain executives of Legacy Media General were eligible for PARS, which vest over a ten-year period. If pre-determined earnings targets are achieved (as defined in the plan), vesting may accelerate to either a three, five or seven year period. The recipient of PARS must remain employed by the Company during the vesting period. However, in the event of death, disability or retirement after age 63, a pro-rata portion of the recipient’s PARS becomes vested. All restrictions on PARS granted prior to 2005 have been released. The following is a summary of PARS activity for the year ended December 31, 2015:

		Weighted- Average
(In thousands, except per share amounts)	Shares	Fair Value
Nonvested balance - 1/1/2015	54	$15.06
Restrictions released	(4)	$15.06
Forfeited	—	$15.06
Nonvested balance - 12/31/2015	50	$15.06

The Company valued outstanding PARS as of November 12, 2013, using the closing price on November 11, 2013, of $15.06. The portion of these awards that were not earned prior to the Legacy Media General Merger transaction are being amortized over the remaining service period. The vesting of awards to certain participants whose jobs were eliminated as part of the merger was accelerated and restrictions were released on those shares. As of December 31, 2015, there was $0.4 million of total unrecognized compensation cost related to PARS; that cost is expected to be recognized over a weighted-average period of approximately 5.5 years. The Company recognized approximately $72 thousand and $2.1 million of expense related to PARS in the years ended December 31, 2015 and 2014, respectively.

Executive Retention Deferred Stock Units

In June of 2013, Legacy Media General entered into employment agreements with certain executive officers of Legacy Media General and Young. Each agreement became effective upon the closing of the transaction with Young. The employment agreements entitled certain of the officers to a grant of deferred stock units, the number of which was determined by dividing the officer’s base salary by the closing per share price ($9.76) on the date of the public announcement of the transaction, June 6, 2013. One half of such units vested on each of the first and second anniversary of the closing date of the merger with Young. Officers must have been employed through each applicable vesting date in order to receive a cash payment in settlement of the deferred stock units. The Company recorded expense of $1.2 million and $1.9 million ($0.8 million and $1.2 million after-tax) during the years ended December 31, 2015 and December 31, 2014, respectively, which reflected the number of deferred stock units earned following the merger.

Supplemental 401(k) Plan

The Company has a Supplemental 401(k) Plan (the “Plan”) which allows certain employees to defer salary and obtain a Company match where federal regulations would otherwise limit those amounts. The Company is the primary beneficiary of the VIE that holds the Plan’s investments and consolidates the Plan accordingly. Participants receive cash payments upon termination of employment, and participants age 55 and above can choose from a range of investment options including the Company’s voting common stock.  The Plan’s liability to participants ($0.4 million at December 31, 2015) is adjusted to its fair value each reporting period. The Plan’s investments ($0.3 million at December 31, 2015) other than its voting common stock, are considered trading securities, reported as assets, and are adjusted to fair value each reporting period. Investments in the voting common stock fund are measured at historical cost and are recorded as a reduction of voting common stock. Consequently, fluctuations in the Company’s stock price will have an impact on the Company’s net income when the liability is adjusted to fair value and the common stock remains at historical cost. There was no income or expense related to the plan during 2015. During 2014, Company recognized $0.2 million of income due to fluctuations in the Company’s stock price. Between January 1, 2014 and June 30, 2014, all eligible and participating employees received a company match of up to a maximum of 4% of their salary. Effective July 1, 2014, the Company amended the Supplemental 401(k) plan to reduce the maximum effective company matching contribution to 3% of participant compensation as defined by the plan for all Media General, LIN (effective on its acquisition date) and Young employees. Participants are permitted to contribute up to a maximum of 50% of their annual base salary in any Plan year.

Directors’ Deferred Compensation Plan

Each member of the Board of Directors who is neither an employee nor a former employee of the Company (an Outside Director) is eligible to participate in the Directors’ Deferred Compensation Plan. This plan provides that each Outside Director shall receive half of his or her annual compensation for services to the Board in the form of Deferred Stock Units (“DSU”); each Outside Director additionally may elect to receive the balance of his or her compensation in either cash, DSU or a split between cash and DSU. Other than dividend credits (if dividends are declared), deferred stock units do not entitle Outside Directors to any rights due to a holder of common stock. Prior to April 2014, DSU account balances could be settled after the Outside Director's retirement date by a cash lump-sum payment, a single distribution of common stock or annual installments of either cash or common stock over a period of up to ten years. In April 2014, the Company amended this plan and now it only allows for settlement in stock going forward. The Company records expense based on the amount of compensation paid to each Outside Director. Prior to the April amendment, the Company also recorded an adjustment for changes in fair value of DSU; after the April 2014 amendment, this fair value adjustment is no longer applicable. The Company recognized expense of $0.9 million ($0.6 million after-tax) under the plan in 2015 and income of $3.3 million ($2.1 million after-tax) in 2014. The income recognized during 2014 was due primarily to the fluctuations in the fair value of DSUs prior to the April amendment. The following is a summary of Directors Deferred Compensation activity for the year ended December 31, 2015:

		Weighted- Average
(In thousands, except per share amounts)	Shares	Fair Value
Nonvested balance - 1/1/2015	319	$8.36
Redemptions	(140)	$8.63
Granted	72	$16.08
Nonvested balance - 12/31/2015	251	$10.42

In addition to the Directors Deferred Compensation that is disclosed above, there are 60 thousand shares that were granted to former directors that will be released in 2016 and 2017 (30 thousand shares in each year).

Employee Stock Purchase Plan

During the year ended December 31, 2015, the Board of Directors of the Company approved the creation of an Employee Stock Purchase Plan. Under the plan, each quarter eligible employees may elect a fixed percentage or dollar amount of payroll deductions to be contributed into the plan. At the end of each quarterly period, the contributions to the plan are used to purchase share of the company at the lower of:
•15% of the fair market value of the shares as of the first day of the quarterly offering period; or
•15% of the fair market value of the share as of the last day of the quarterly offering period.

Shares acquired under the plan are required to be held for at least one year before they may be sold.

During the year ended December 31, 2015, the Company recognized approximately $80 thousand of compensation expense related to the Employee Stock Purchase Plan. The Company issued approximately 16 thousand shares to participating employees under the plan in 2015, with an additional 14 thousand issued in January 2016 relating to the fourth quarter 2015 offering period.

Note 7: Intangible Assets and Impairment

The Company reviews the carrying values of both goodwill and FCC broadcast licenses in the fourth quarter each year, or earlier if events indicate an impairment may have arisen, utilizing qualitative analysis and discounted cash flow models and market-based models, where necessary. When evaluating goodwill and other intangible assets for potential impairment, the Company first considers qualitative factors including but not limited to: current macroeconomic conditions, the Company’s actual performance versus budgeted performance, key management changes and selling prices for broadcast companies. When a quantitative test is deemed necessary, the Company compares the carrying value of the reporting unit or asset tested to its estimated fair value. The estimated fair value is determined using the income approach. The income approach utilizes the estimated discounted cash flows expected to be generated by the assets. The Company considers but does not use a market approach to value its reporting units and broadcast licenses, however, market multiples are evaluated to assess the reasonableness of the income approach.

Due to a projected decrease in operating results of the Company's digital businesses, the Company performed an impairment assessment as of September 30, 2015 on three digital reporting units acquired as part of the LIN Merger. The turnover of key sales personnel and the industry-wide shift to software enabled automated buying and placement of digital advertising led to a decrease in projected operating results for the Company's historical arbitrage media placement businesses.  As a result of the impairment review, two of the three reporting units passed the first step of the evaluation as their fair values exceeded their carrying values by more than 10%.  The fair value of the third reporting unit, LIN Digital, did not exceed its carrying value.  As a result, the Company performed the second step of the impairment test and recorded a non-cash pretax goodwill impairment charge at its LIN Digital reporting unit of $53 million in 2015. After recording the impairment charge, the goodwill allocated to the LIN Digital reporting unit was $80 million at December 31, 2015. The total goodwill allocated to the Digital segment at December 31, 2015 was $195 million.

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

No further indications of impairment were identified during the annual review performed by the Company in the fourth quarter of 2015.

For the years ended December 31, 2014 and 2013, no impairment charges were recorded.

Definite and indefinite lived intangible assets were as follows as of December 31, 2015, and 2014:

	Weighted -Average	December 31,
(In thousands)	Remaining Useful Life (in years)	2015	2014
Definite-lived intangible assets:
Network affiliations	14	655,900	$655,900
Accumulated amortization		(62,056)	(18,834)
Advertiser relationships	5	276,710	276,710
Accumulated amortization		(69,448)	(28,658)
Local marketing agreements	19	36,500	36,500
Accumulated amortization		(1,888)	(63)
Favorable leases	20+	18,550	18,550
Accumulated amortization		(751)	(304)
Other	4	21,541	17,125
Accumulated amortization		(3,929)	(626)
Net finite-lived intangible assets		$871,129	$956,300
Indefinite-lived intangible assets:
Broadcast licenses		$1,097,100	$1,097,100
Summary:
Goodwill		$1,544,624	$1,597,486
Broadcast licenses and finite-lived intangible assets, net		1,968,229	2,053,400
Total intangible assets		$3,512,853	$3,650,886

Certain balances included in the table above were impacted by adjustments made during the year ended December 31, 2015 to the initial allocated fair value of assets acquired in the LIN Merger as discussed in Note 2. Goodwill is comprised of $1.3 billion in the Broadcast segment and $195 million in the Digital segment after the $53 million impairment charge taken in 2015. There are no accumulated impairment charges in the Broadcast segment and $53 million in the Digital segment, all of which were recorded in 2015.

Aggregate amortization expense for the years ended December 31, 2015, 2014 and 2013 was $89.6 million, $25.9 million and $9.6 million, respectively. Expected future amortization expense is presented by year in the table below:

Expected Amortization
(In thousands)	Expense
Year Ending December 31
2016	$90,381
2017	89,985
2018	89,047
2019	82,719
2020	76,469
Thereafter	442,528
Total expected amortization	$871,129

Note 8: Property and Equipment

Property and equipment, net at December 31, 2015 and 2014 consists of the following:

(In thousands)	2015	2014
Land and land improvements	$81,223	$77,479
Buildings and building improvements	156,747	152,569
Broadcast equipment and other	369,101	329,372
Assets in service	607,071	559,420
Equipment not yet placed into service	8,740	8,193
Total property and equipment	615,811	567,613
Accumulated depreciation	(145,274)	(68,141)
Property and equipment, net	$470,537	$499,472

Depreciation expense, including capital lease amortization, was approximately $78.5 million, $40.6 million and $9.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Accumulated amortization of capitalized leases was $0.7 million and $0.5 million as of December 31, 2015 and 2014, respectively.

Note 9: Debt and Other Financial Instruments

Long-term debt at December 31, 2015, and 2014, was as follows:

(In thousands)	2015	2014
Media General Credit Agreement	$1,541,000	$1,701,000
2022 Notes	400,000	400,000
2021 Notes	275,000	290,000
Shield Media Credit Agreement	27,200	29,600
Other borrowings	950	2,111
Total debt	2,244,150	2,422,711
Less: net unamortized discount	(8,992)	(10,768)
Less: scheduled current maturities	(3,804)	(11,781)
Long-term debt	$2,231,354	$2,400,162

Aggregate annual maturities of long-term debt as of December 31, 2015, were as follows (in thousands):

(In thousands)
Year Ending December 31
2016	$3,804
2017	3,546
2018	20,800
2019	—
2020	1,541,000
Thereafter	675,000
Total	$2,244,150

Media General Credit Agreement
In July of 2013, the Company entered into a credit agreement with a syndicate of lenders to provide the Company with a term loan and access to a revolving credit facility. The funds borrowed under the credit agreement and subsequent amendments (together the “Credit Agreement¨) have been used by the Company to facilitate acquisitions and mergers. The term loan under the Credit Agreement matures in July 2020 and bears interest at LIBOR (with a LIBOR floor of 1%) plus a margin of 3%.

The Company repaid $160 million of principal on the term loan during the year ended December 31, 2015. The early repayments of debt resulted in debt extinguishment costs of $3.6 million during the year ended December 31, 2015 due to the accelerated recognition of deferred debt-related items. As of December 31, 2015, there was $1.5 billion outstanding under the Credit Agreement.

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

Shield Media Credit Agreement
Shield Media LLC (and its subsidiary WXXA) and Shield Media Lansing LLC (and its subsidiary WLAJ) (collectively, “Shield Media”), companies that control subsidiaries with which the Company has joint sales and shared services arrangements for two stations as described in Note 4, entered into a new credit agreement with a syndicate of lenders, dated July 31, 2013. The term loans outstanding under this agreement mature in July 2018 and bear interest at LIBOR plus a margin of 3%. The Shield Media term loans are guaranteed by the Company and are secured by liens on substantially all of the assets of the Company, on a pari passu basis with the Credit Agreement. The Company repaid $2.4 million of principal on the term loan during the year ended December 31, 2015.

2022 Notes
On November 5, 2014, a wholly owned subsidiary of Old Media General completed the issuance of $400 million in aggregate principal amount of 5.875% Senior Unsecured Notes due in 2022 (the “2022 Notes”) in connection with the financing of the LIN Merger. The net proceeds from offering of the 2022 Notes were used to repay certain indebtedness of LIN Media in connection with the LIN Merger, including the satisfaction and discharge of LIN Television’s $200 million aggregate principal amount of 8.375% Senior Notes due 2018 and payment of related fees and expenses. The 2022 Notes were issued under an indenture, dated as of November 5, 2014 (the “2022 Notes Indenture”). New Media General, as the new direct parent of LIN Television, and certain of the wholly owned subsidiaries of LIN Television provide full and unconditional guarantees to the 2022 Notes, on a senior basis.

During the year ended December 31, 2015, the Company offered to exchange the existing 2022 Notes for new, registered 5.875% Senior Notes due 2022 with substantially identical terms as the original notes in order to satisfy certain obligations under the registration rights agreement entered into in connection with the private offering of the original notes. In December 2015, all of the existing 2022 Notes principal were exchanged for a like amount of registered 5.875% Senior Notes due 2022. The exchange was a non-cash transaction which did not result in a gain or loss.

2021 Notes
 LIN Television’s previously issued 6.375% Senior Notes due 2021 remained outstanding as of the Closing Date (the “2021 Notes”). Following the consummation of the LIN Merger, New Media General, as the new direct parent of LIN Television, and certain of the wholly owned subsidiaries of LIN Television provide full and unconditional guarantees of the 2021 Notes, on a senior basis. The Company received an unsolicited offer and repaid $15 million of principal on the 2021 Notes at an $800 thousand premium during the year ended December 31, 2015. As of December 31, 2015, the aggregate principal amount outstanding under the 2021 Notes was $275 million.

Fair Value
 The following table includes information about the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2015 (in thousands):

	December 31, 2015
	Carrying	Fair
(In thousands)	Amount	Value
Assets:
Investments	$257	$257
Liabilities:
Long-term debt:
Media General Credit Agreement	1,533,379	1,529,229
2022 Notes	398,287	404,344
2021 Notes	275,340	288,228
Shield Media Credit Agreement	27,200	27,200
Other borrowings	950	950

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

Note 10: Taxes on Income

The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense for the years ended December 31, 2015, 2014 and 2013 is summarized below. Significant reconciling items are described further in the paragraphs that follow.

(In thousands)	2015	2014	2013
Income taxes computed at federal statutory tax rate (35%)	$(12,265)	$38,140	$5,838
Increase (reduction) in income taxes resulting from:
State and local provision/benefit	574	6,298	1,845
Change in deferred taxes due to the change in state rates and attributes	(8,186)	4,087	—
Impairment of non-deductible goodwill	16,941	—	—
Non-deductible merger-related expenses	3,859	4,446	3,385
Exclusion for VIE (income) loss for tax purposes	1,496	(1,261)	625
Stock-based compensation tax deficits	1,288	—	475
Other	981	743	157
Income tax expense	$4,688	$52,453	$12,325

In 2015, the Company recognized a tax benefit of approximately $8 million to adjust (net decrease) its deferred tax liability due primarily to a decrease in the average blended state tax rate used to record deferred tax assets and liabilities. The reduction in the rate results primarily to the combination of two significant tax groups utilizing distinct blended tax rates versus one actual blended rate of the combined group based on apportionment data from the most recently filed state tax returns and the enacted statutory state tax rates.

In the third quarter of 2015, the Company recorded an impairment charge of approximately $53 million against the recorded book value of the mostly non-deductible goodwill of LIN Digital.

In 2015, 2014 and 2013, the respective business combination transactions (or proposed transactions) with Meredith, LIN and Young involved the exchange of stock where certain transaction costs are required to be capitalized into the basis of stock and were not deductible for tax purposes.

The financial results of all stations operated as JSA/SSA or VIEs are consolidated by the Company in accordance with the VIE accounting guidance. However, the Company does not reflect a tax provision for these entities’ income or loss in its financial results since their tax liability flows through to an unrelated party.

Significant components of income tax expense are as follows:

(In thousands)	2015	2014	2013
Federal	$531	$2,022	$—
State	1,777	6,146	741
Current	2,308	8,168	741
Federal	11,460	34,454	9,486
State	(9,080)	9,831	2,098
Deferred	2,380	44,285	11,584
Income tax expense	$4,688	$52,453	$12,325

Temporary differences, which gave rise to significant components of the Company's deferred tax liabilities and assets at December 31, 2015, and 2014, were as follows:

(In thousands)	2015	2014
Deferred tax liabilities:
Difference between book and tax bases of intangible assets	$(584,966)	$(594,795)
Property and equipment	(73,025)	(81,639)
Total deferred tax liabilities	(657,991)	(676,434)
Deferred tax assets:
Employee benefits	73,237	83,324
Other comprehensive income items	17,857	20,840
Net operating loss and minimum tax credit carryforwards	240,927	259,837
Other	10,736	3,898
Total deferred tax assets	342,757	367,899
Deferred tax liability, long-term	$(315,234)	$(308,535)

The Company elected to early adopt ASU 2015-17 with respect to balance sheet classification of deferred taxes and accordingly, has classified its deferred tax liability (net of deferred tax assets) as non-current. The Company has applied the new standard retroactively.

At December 31, 2015, the Company had federal Net Operating Loss (“NOL”) carryforwards available to reduce future federal taxable income in the amount of approximately $601 million ($210 million deferred tax asset, or “DTA”). This federal NOL is comprised of $584 million of Old Media General historical losses and $17 million of LIN Television historical losses. At December 31, 2015 the Company also has significant state NOL carryforwards in varying amounts available to reduce future state taxable income for which it has recorded a DTA of approximately $29 million. These federal and state NOLs will expire at various dates through 2035.

The Company performs ownership shift analysis in accordance with Section 382 of the Internal Revenue Code with respect to each significant transaction; as well as, monitoring on an annual basis to identify ownership changes for tax purposes and the corresponding annual use limitations placed on its NOLs.The Company has pre-existing 382 limitation with respect to its Young legacy NOLs of approximately $11 million per year in addition to a 382 limitation triggered by the Young transaction of approximately $15 million per year. However, in both cases The Company had sufficient unrecognized built in gains that significantly accelerate the utilization of its NOLs. The Company determined that it did not undergo another ownership change with respect to the LIN Merger. Although the Company did acquire LIN NOLs subject to a 382 limitation, the limitation was not restrictive due to the valuation of the Company and built in gains that can accelerate the NOL utilization. The Company utilized NOLs of approximately $111 million with respect to its 2014 tax year and expects to utilize approximately $27 million with respect its 2015 tax year.

The Company has analyzed the various layers of losses and related restrictions on utilization and has concluded that it will be able to utilize its NOLs in future years.

At each reporting date, Management considers all available evidence, both positive and negative, with respect to the realization of its significant deferred tax assets. As of December 31, 2015, the Company has reported cumulative pre-tax income for the immediate three year period, utilized $138 million of NOLs in the past two years and project significant future taxable income sufficient to realize its deferred tax assets. Therefore, Management has concluded that no valuation allowance against its deferred tax assets is necessary.

As of December 31, 2015, the Company's reserve for uncertain tax positions totaled approximately $25.3 million including interest. For the years ended December 31, 2015, 2014 and 2013, there were $25.3 million, $25.2 million and $1.4 million of unrecognized tax benefits, respectively, that would reduce the effective tax rate if the underlying tax positions were sustained or settled favorably. A reconciliation of the beginning and ending balances of the gross liability for uncertain tax positions is as follows:

(In thousands)	2015	2014	2013
Uncertain tax position liability at the beginning of the year	$25,161	$1,446	$16
Additions for tax positions for prior years	100	—	8
Additions resulting from merger transaction	—	23,715	1,422
Uncertain tax position liability at the end of the year	$25,261	$25,161	$1,446

In connection with the LIN Merger, the Company acquired a liability for uncertain tax positions in the amount of $2.4 million related to various federal, state and foreign tax benefits. In addition to the reserve for uncertain tax positions discussed above, the Company acquired approximately $21.3 million of unrecognized state tax benefits in connection with its business combination with LIN that are presented net along with the DTA related to certain state NOLs. The Company recognizes interest and penalties accrued related to uncertain tax positions in the provision for income taxes. As of December 31, 2015, the liability for uncertain tax positions included approximately $0.7 million of estimated interest and penalties.

For federal tax purposes, the Company’s tax returns have been audited or closed by statute through 2011 and remain subject to audit for years 2012 and beyond. The Company has various state income tax examinations ongoing and at varying stages of completion, but generally its state income tax returns have been audited or closed to audit through 2011.

While the Company does not anticipate any significant changes to the amount of liabilities for unrecognized tax benefits within the next twelve months, there can be no assurance that the outcomes from any tax examinations will not have a significant impact on the amount of such liabilities, which could have an impact on the operating results or financial position of the Company.

Note 11: Retirement and Postretirement Plans

Legacy Media General has a funded, qualified non-contributory defined benefit retirement plan which covers substantially all Legacy Media General employees hired before 2007. Additionally the Company has a non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage available to certain executives. KRON-TV and LIN each had a defined benefit retirement plan that was merged into the Media General qualified plan on December 31, 2014 and December 31, 2015, respectively. Additionally, the Company assumed LIN's supplemental retirement plan at the time of the merger on December 19, 2014. All of these retirement plans are frozen. Legacy Media General also has a retiree medical savings account plan which reimburses eligible retired employees for certain medical expenses and an unfunded plan that provides certain health and life insurance benefits to retired employees who were hired prior to 1992.

The Company uses a December 31 measurement date for its retirement and postretirement plans. The Company recognizes the underfunded status of these plans liabilities on its balance sheet. The funded status of a plan represents the difference between the fair value of plan assets and the related plan projected benefit obligation. Changes in the funded status are recognized through comprehensive income in the year in which the changes occur.

Benefit Obligations
 The following table provides a reconciliation of the changes in the plans’ benefit obligations for the years ended December 31, 2015, and 2014:

	Pension Benefits		Other Benefits
(In thousands)	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$621,823	$488,229	$26,384	$24,747
Merger transactions	—	146,403	—	—
Service cost	—	170	61	81
Interest cost	22,581	22,324	829	1,076
Participant contributions	—	—	103	180
Plan settlements	—	(70,612)	—	—
Actuarial loss (gain)	(38,859)	61,484	(3,600)	2,077
Benefit payments	(41,911)	(26,175)	(1,938)	(1,777)
Benefit obligation at end of year	$563,634	$621,823	$21,839	$26,384

Unless required, the Company’s policy is to fund benefits under the Media General supplemental executive retirement, ERISA Excess, and all postretirement benefits plans as claims and premiums are paid. As of December 31, 2015, the benefit obligation related to the supplemental executive retirement and ERISA Excess plans included in the preceding table was approximately $59 million.

In the second half of 2014, the Company offered terminated vested participants of the Legacy Media General Retirement Plan an opportunity to receive a lump-sum payout in settlement of their retirement plan liability. Approximately half of the roughly 1,800 participants elected to do so, resulting in $71 million in payouts from plan assets. The company recognized an immediate loss of $7.7 million in 2014 related to this curtailment but also relieved pension liabilities in excess of the $71 million cash paid resulting in an actuarial gain.

The Plans’ benefit obligations were determined using the following assumptions:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Discount rate	4.03% to 4.21%	3.80%	3.81% to 4.14%	3.65%
Compensation increase rate	—	—	3.00%	3.00%

As of December 2015, the Company implemented a spot rate approach for the calculation of interest on its benefit obligations. The Company also updated its mortality table assumption in 2015. A 4.8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2015. This rate was assumed to decrease gradually each year to a rate of 4.5% in 2027 and remain at that level thereafter. These rates have an effect on the amounts reported for the Company’s postretirement obligations. A one percentage-point change in the assumed health care trend rates would increase or decrease the Company’s accumulated postretirement benefit obligation by approximately $8.3 million to $3.7 million, respectively, and it would increase or decrease the Company’s net periodic cost by approximately $0.4 million to $0.2 million, respectively.

Plan Assets
The following table provides a reconciliation of the changes in the fair value of the Plans’ assets for the years ended December 31, 2015, and 2014:

	Pension Benefits		Other Benefits
(In thousands)	2015	2014	2015	2014
Change in plan assets:
Fair value of plan assets at beginning of year	$437,586	$352,226	$—	$—
Merger transactions	—	115,556	—	—
Actual return on plan assets	(4,946)	16,712	—	—
Plan settlements	—	(70,612)	—	—
Employer contributions	5,499	49,879	1,835	1,597
Participant contributions	—	—	103	180
Benefit payments	(41,911)	(26,175)	(1,938)	(1,777)
Fair value of plan assets at end of year	$396,228	$437,586	$—	$—

Under the fair value hierarchy, most of the Company’s retirement plan assets fall under Level 1 (quoted prices in active markets). The Company also utilizes Common Collective Trust Funds as an investment vehicle for its defined benefit plans. A Common Collective Trust Fund is a pooled fund operated by a bank or trust company for investment of the assets of various organizations and individuals in a well-diversified portfolio. Investments in Common Collective Trust Funds are stated at the fair value as determined by the issuer based on the fair value of the underlying investments (Net Asset Value or “NAV”). The following table provides the fair value by each major category of plan assets at December 31, 2015 and 2014:

(In thousands)	2015	2014
Level 1:
U.S. Small/Mid Cap Equity	$19,672	$22,343
U.S. Large Cap Equity	110,254	121,046
International/Global Equity	43,072	50,037
Fixed Income	109,909	120,522
REIT	—	—
Cash	4,021	8,904
Total Level 1	$286,928	$322,852
Investments measured at NAV:
Equity Common Collective Trusts	56,054	62,853
Fixed Income Common Collective Trusts	48,710	46,689
Real Estate and Real Assets Common Collective Trusts	4,536	5,192
Total Investments Measured at NAV	$109,300	$114,734
Total Assets	$396,228	$437,586

The asset allocation for the Company’s funded retirement plans at the end of 2015 and 2014, and the asset allocation range for 2016, by asset category, are as follows:

	Asset allocation Range	Percentage of Plan Assets at Year End
Asset Category	2016	2015	2014
Equity securities	60%	58%	59%
Fixed income securities/cash	40%	41%	40%
Other		1%	1%
Total		100%	100%

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

The plans’ investment policy is reviewed frequently and administered by an investment consultant. Periodically, the Company evaluates each investment with the investment consultant to determine if the overall portfolio has performed satisfactorily when compared to the defined objectives, similarly invested portfolios and specific market indices. The policy contains general guidelines for prohibited transactions such as:

•	borrowing of money

•	purchase of securities on margin

•	short sales

•	pledging any securities except loans of securities that are fully-collateralized

•	purchase or sale of futures or options for speculation or leverage

Restricted transactions include:

•	purchase or sale of commodities, commodity contracts or illiquid interests in real estate or mortgages

•	purchase of illiquid securities such as private placements

•	use of various futures and options for hedging or for taking limited risks with a portion of the portfolio’s assets

Investments in Common Collective Trust Funds do not have any unfunded commitments, and do not have any applicable liquidation periods or defined terms and periods to be held. The portfolios offer daily liquidity; however request 5 business days notice for both withdrawals or redemptions. Strategies of the Common Collective Trust Funds by major category are as follows:

•
Equity Common Collective Trusts are primarily invested in funds seeking investment results that correspond to the total return performance of their respective benchmarks in both the U.S. and International markets.

•
Fixed Income Common Collective Trusts are primarily invested in funds with an investment objective to provide investment returns through fixed-income and commingled investment vehicles that seek to outperform their respective benchmarks.

•
Real Estate and Real Asset Common Collective Trusts seek to achieve high current return and long-term capital growth by investing in equity securities of real estate investment trusts that seek to outperform their respective benchmarks.

Funded Status
The following table provides a statement of the funded status of the plans at December 31, 2015, and 2014:

	Pension Benefits		Other Benefits
(In thousands)	2015	2014	2015	2014
Amounts recorded in the balance sheet:
Current liabilities	$(4,169)	$(4,175)	$(2,089)	$(2,148)
Noncurrent liabilities	(163,237)	(180,062)	(19,750)	(24,236)
Funded Status	$(167,406)	$(184,237)	$(21,839)	$(26,384)

The following table provides a summary of the Company’s accumulated other comprehensive income (loss) related to pension and other benefits prior to any deferred tax effects:

	Pension Benefits	Other Benefits
(In thousands)	Net Actuarial Gain/(Loss)	Net Actuarial Gain/(Loss)
December 31, 2012	$(1,668)	$—
Actuarial gain	10,389	174
December 31, 2013	$8,721	$174
Actuarial loss	(64,103)	(2,077)
December 31, 2014	$(55,382)	$(1,903)
Actuarial gain	4,621	3,584
December 31, 2015	$(50,761)	$1,681

The estimated net loss for the defined benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2016 is approximately $40 thousand. The estimated net gain for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2016 is $100 thousand. There is no amortization of transition obligation or prior service cost from accumulated other comprehensive income over the next fiscal year.

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

(In thousands)	Pension Benefits	Other Benefits
Employer Contributions
2016 to participant benefits	$4,169	$2,090
Expected Benefit Payments
2016	34,162	2,090
2017	34,080	2,036
2018	34,052	1,958
2019	34,922	1,925
2020	34,622	1,867
2021-2025	175,254	8,600

Net Periodic Cost
The following table provides the components of net periodic benefit cost for the Plans for fiscal years 2015, 2014 and 2013:

	Pension Benefits			Other Benefits
(In thousands)	2015	2014	2013	2015	2014	2013
Service cost	$—	$170	$170	$61	$81	$11
Interest cost	22,581	28,147	3,312	829	1,076	134
Expected return on plan assets	(30,100)	(33,973)	(3,509)	—	—	—
Settlement loss recognized	—	7,744	—	—	—	—
Amortization of net loss	808	1,098	35	(28)	—	—
Net periodic benefit cost (benefit)	$(6,711)	$3,186	$8	$862	$1,157	$145

The Company anticipates recording an aggregate net periodic benefit of $8.5 million for its pension and other benefits in 2016, as the expected return on plan assets exceeds estimated interest costs. An interest crediting rate of 1.9% was assumed for 2015 to determine net periodic costs for LIN’s supplemental retirement plan. This rate was assumed to increase to remain at 1.9%, in 2016 and increase to 3% in 2017, and 4% 2018, and 5% thereafter compounded annually.

The net periodic costs for the Company’s pension and other benefit plans were determined using the following assumptions:

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	3.80%	4.65%	4.62%	3.65%	4.40%	4.35%
Expected return on plan assets	7.50%	7.50%	7.50%	—	—	—
Compensation increase rate	—	—	—	3.00%	3.00%	3.00%

The reasonableness of the expected return on the funded retirement plan assets was determined by the Company’s investment consultant. Their proprietary model simulates possible capital market scenarios based on the current economic environment and their capital market assumptions to come up with an expected return for the portfolio based on the current asset allocation.

Defined Contribution Plans
The Company sponsors 401(k) plans covering substantially all Media General, LIN and Young employees. For 2013, the Company matched up to a maximum of 2% and 4% of an eligible and participating employee’s salary for Legacy Media General and Young employees, respectively. From January 1, 2014 to June 30, 2014, all eligible and participating employees received a company match of up to a maximum of 4% of their compensation as defined by the plans. Effective July 1, 2014, the Company amended the 401(k) plans to reduce the company matching contribution to 50% of each dollar contributed up to 6% of participant compensation (for a maximum effective company contribution of 3%) as defined by the plans for all Media General, LIN (effective on its acquisition date) and Young employees. The Company also sponsors a Supplemental 401(k) plan as described in Note 5.

For the years ended December 31, 2015, 2014 and 2013, the Company incurred 401(k) matching contributions of approximately $7.5 million, $3.8 million and $1.8 million, respectively.

The Company has a Supplemental Income Deferral Plan for which certain employees, including executive officers, are eligible for. The plan provides benefits to highly compensated employees in circumstances in which the maximum limits established under the ERISA and the Internal Revenue Code prevent them from receiving Company contributions. The amounts recorded by the Company for these plans for 2015 and 2014 were nominal.

Note 12: Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share as presented in the consolidated statements of comprehensive income. There were approximately 1.6 million and 0.4 million of common shares issuable for share options, restricted shares and restricted stock units excluded from the calculation of diluted earnings per share during 2015 and 2014, respectively, because to do so would have been anti-dilutive.

	2015			2014			2013
(In thousands, except	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income (loss) attributable to Media General	$(39,459)			$53,506			$6,140
Undistributed earnings attributable to participating securities	—			(339)			(13)
Basic EPS
Income available to common stockholders	$(39,459)	128,639	$(0.31)	$53,167	89,912	$0.59	$6,127	53,337	$0.11
Effect of dilutive securities: warrants and other		—			1,140			10,764
Diluted EPS
Income available to common stockholders	$(39,459)	128,639	$(0.31)	$53,167	91,052	$0.58	$6,127	64,101	$0.10

Note 13: Commitments, Contingencies and Other

Share repurchase program
The Company repurchased 2.1 million shares of its outstanding voting common stock at an average price of $16.18 during 2015 under the share repurchase program approved by the Board of Directors of the Company. The total cost of the repurchases was $34 million during 2015. The share repurchase program expired on December 31, 2015.

Program license rights
The Company had unamortized program license assets of $5.7 million and $8.5 million as of December 31, 2015, and 2014, respectively, of which $2.9 million and $4.9 million, respectively, were expected to be amortized over a period greater than one year.

Unpaid program license liabilities totaled $16 million and $14 million as of December 31, 2015, and 2014, respectively, of which $3.2 million and $5.9 million, respectively, were payable in greater than one year and included in other liabilities. The obligation for programming that has been contracted for, but not recorded in the accompanying balance sheet because the program rights were not currently available for airing, was approximately $92.8 million at December 31, 2015. If such programs are not produced, the Company's commitment would expire without obligation.

Lease obligations

Capital Leases
The Company is obligated under various capital leases for certain broadcast equipment, office furniture, fixtures and other equipment that range from one to fifteen years. At December 31, 2015, and 2014, the net amount of property and equipment recorded under capital leases was $14 million and $14 million, respectively. Amortization of assets held under capital leases is included with depreciation and amortization of property and equipment.

Operating Leases
The Company has certain operating leases, primarily for administrative offices, broadcast equipment and vehicles that range from one to more than fifteen years. In many cases, the leases contain renewal options and require the Company to pay all costs such as maintenance and insurance.

Future minimum lease payments under capital and operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2015, are as follows:

	Capital	Operating
(In thousands)	Leases	Leases
Year Ending December 31
2016	$1,654	$9,892
2017	1,514	9,491
2018	1,396	7,370
2019	1,396	6,054
2020	1,425	5,630
Thereafter	14,413	27,966
Total minimum lease payments	21,798	$66,403
Less: amounts representing interest	(6,927)
Present value of capital lease obligations	$14,871

Rental expense under operating leases was $13 million, $4.8 million and $1.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Other assets
Other assets included assets held for sale of $8.3 million at December 31, 2015.

Restructuring activities
In 2015 the Company adopted a plan to restructure certain digital segment operations which is expected to save the Company approximately $6.5 million in operating costs annually. The Company recorded severance expense of $1.6 million related to the plan in 2015. Accrued severance costs are included in the “Accrued salaries and wages” line item on the consolidated condensed balance sheet. Following severance payments of $245 thousand, the remaining severance liability related to the digital restructuring was approximately $1.3 million as of December 31, 2015. In April of 2014, the Company adopted a plan to restructure certain corporate and shared service operations intended to save $10 million in operating costs annually. The Company recorded severance expense of $4.8 million in 2014. Accrued severance costs are included in the “Accrued salaries and wages” line item on the consolidated condensed balance sheet. Following severance payments of $1.8 million, the remaining severance liability related to the corporate restructuring was approximately $3.0 million as of December 31, 2014.

Accrued salaries and wages
Accrued salaries and wages consist of the following:

(In thousands)	2015	2014
Accrued bonuses	$8,459	$8,679
Accrued severance	3,538	9,060
Other accrued salaries and wages	9,468	18,895
Accrued salaries and wages	$21,465	$36,634

Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following:

(In thousands)	2015	2014
Employee benefits	$13,173	$14,233
Network compensation accrued fees	25,445	30,655
Accrued interest payable	11,218	14,456
Other	45,664	44,748
Other accrued expenses and other current liabilities	$95,500	$104,092

Restricted cash at qualified intermediary
The Company received $120 million of restricted cash in a qualified intermediary (a consolidated entity) from the 2014 sale of the WJAR-TV station discussed in Note 2. In June of 2015, the restricted cash was released from the qualified intermediary and remitted to the Company.

Acquisition of Dedicated Media noncontrolling interest
As a result of the LIN Merger consummated in 2014, the Company recognized a noncontrolling interest in the HYFN and Dedicated Media subsidiaries during the year ended December 31, 2014. The Company acquired the outstanding noncontrolling interest in Dedicated Media in April 2015 for $11 million. As a result of the transaction, Dedicated Media is 100% owned by the Company as of December 31, 2015.

HYFN, Inc.
The Company holds a 50.1% interest (calculated on a fully diluted basis) in HYFN, a full service digital advertising agency specializing in the planning, development, deployment and support for websites, mobile sites, interactive banners, games and various applications for multiple devices.  Under the terms of the agreement with HYFN, the Company agrees to purchase the remaining outstanding shares of HYFN if HYFN achieves both (i) a target EBITDA and (ii) target net revenues in 2015, as outlined in the transaction agreements.  The purchase price of these shares is based on multiples of HYFN’s 2015 net revenue and EBITDA.  As of December 31, 2015, the Company did not believe it was probable that HYFN would achieve at least the minimum levels of EBITDA and net revenues to obligate the Company to purchase the remaining outstanding shares of HYFN.

If the Company does not purchase the remaining outstanding shares of HYFN by the date set forth in the purchase agreement, the noncontrolling interest holders have the right to purchase the Company’s interest. The purchase price of these shares is based on the same purchase price multiple described above and is exercisable only if the applicable financial targets are not met and the Company does not elect to purchase the remaining interest. The fair value of this option is zero and no amounts related to these options are included in the consolidated financial statements as of December 31, 2015 or December 31, 2014.

The Company’s obligation to purchase the noncontrolling interest holders’ shares of HYFN are outside of its control, because they are based on the achievement of certain financial targets described above. Therefore, the noncontrolling interests related to HYFN as of December 31, 2015 has been reported as redeemable noncontrolling interest and classified as temporary equity on the consolidated balance sheets.

Note 14: Guarantor Financial Information

LIN Television, a 100% owned subsidiary of Media General, is the primary obligor of the 2021 Notes and 2022 Notes. Media General fully and unconditionally guarantees all of LIN Television’s obligations under the 2021 Notes and the 2022 Notes on a joint and several basis. Additionally, all of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s obligations under the 2021 Notes and 2022 Notes on a joint and several basis. There are certain limitations in the ability of the subsidiaries to pay dividends to Media General. The following financial information presents condensed consolidating balance sheets, statements of operations, and statements of cash flows for Media General, LIN Television (as the issuer), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries, together with certain eliminations. The following financial information presents Media General's investment in subsidiaries in accordance with the equity method.

Media General, Inc.
Condensed Consolidating Balance Sheet
As of December 31,2015
(in thousands)

	Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,103	$35,925	$4,063	$—	$41,091
Trade accounts receivable, net	—	75,866	192,306	30,302	—	298,474
Restricted cash at qualified intermediary	—	—	—	—	—	—
Prepaid expenses and other current assets	—	3,264	10,441	1,378	—	15,083
Total current assets	—	80,233	238,672	35,743	—	354,648
Property and equipment, net	—	158,627	309,160	2,750	—	470,537
Other assets, net	—	12,960	53,721	3,633	—	70,314
Definite lived intangible assets, net	—	368,011	458,261	44,857	—	871,129
Broadcast licenses	—	—	1,025,800	71,300	—	1,097,100
Goodwill	—	527,077	924,708	92,839	—	1,544,624
Advances to consolidated subsidiaries	—	(206,396)	223,051	(16,655)	—	—
Investment in consolidated subsidiaries	1,447,970	1,319,392	—	—	(2,767,362)	—
Total assets	$1,447,970	$2,259,904	$3,233,373	$234,467	$(2,767,362)	$4,408,352
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND MEMBERS' EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$—	$2,010	$30,689	$3,101	$—	$35,800
Accrued salaries and wages	—	2,022	19,016	427	—	21,465
Other accrued expenses and other current liabilities	—	23,237	68,101	4,162	—	95,500
Current installments of long-term debt	—	—	—	3,804	—	3,804
Current installments of obligation under capital leases	—	575	256	28	—	859
Total current liabilities	—	27,844	118,062	11,522	—	157,428
Long-term debt	—	673,628	1,533,379	24,347	—	2,231,354
Deferred tax liability and other long-term tax liabilities	—	62,785	253,232	(783)	—	315,234
Long term capital lease obligations	—	12,953	1,059	—	—	14,012
Retirement and postretirement plans	—	25,917	157,070	—	—	182,987
Other liabilities	—	8,807	20,999	5,114	—	34,920
Total liabilities	—	811,934	2,083,801	40,200	—	2,935,935
Noncontrolling interests	—	—	—	24,447	—	24,447

Total stockholders' equity	1,447,970	1,447,970	1,149,572	169,820	(2,767,362)	1,447,970
Total liabilities, noncontrolling interest and stockholders' equity (deficit)	$1,447,970	$2,259,904	$3,233,373	$234,467	$(2,767,362)	$4,408,352

Media General, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2014
(in thousands)

	Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,388	$9,658	$27,371	$4,503	$—	$43,920
Trade accounts receivable, net	—	84,355	172,574	21,056	—	277,985
Restricted cash at qualified intermediary	—	—	119,903	—	—	119,903
Prepaid expenses and other current assets	—	17,278	7,684	1,320	—	26,282
Total current assets	2,388	111,291	327,532	26,879	—	468,090
Property and equipment, net	—	179,057	314,534	5,881	—	499,472
Other assets, net	—	8,565	67,961	2,473	—	78,999
Definite lived intangible assets, net	—	403,866	506,619	45,815	—	956,300
Broadcast licenses	—	—	1,025,800	71,300	—	1,097,100
Goodwill	—	527,077	977,570	92,839	—	1,597,486
Advances to consolidated subsidiaries	2,021	(456,741)	456,359	(1,639)	—	—
Investment in consolidated subsidiaries	1,496,012	1,319,033	—	—	(2,815,045)	—
Total assets	$1,500,421	$2,092,148	$3,676,375	$243,548	$(2,815,045)	$4,697,447
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND MEMBERS' EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$—	$4,014	$31,794	$551	$—	$36,359
Accrued salaries and wages	—	9,384	26,536	714	—	36,634
Other accrued expenses and other current liabilities	—	43,901	53,042	7,149	—	104,092
Current installments of long-term debt	—	—	8,218	3,563	—	11,781
Current installments of obligation under capital leases	—	441	303	71	—	815
Total current liabilities	—	57,740	119,893	12,048	—	189,681
Long-term debt	—	291,442	2,080,570	28,150	—	2,400,162
Deferred tax liability and other long-term tax liabilities	—	189,801	115,949	2,785	—	308,535
Long term capital lease obligations	—	13,529	1,312	28	—	14,869
Retirement and postretirement plans	—	33,031	178,233	—	—	211,264
Other liabilities	—	10,593	22,037	5,404	—	38,034
Total liabilities	—	596,136	2,517,994	48,415	—	3,162,545
Noncontrolling interests	—	—	10,981	23,500	—	34,481

Total stockholders' equity	1,500,421	1,496,012	1,147,400	171,633	(2,815,045)	1,500,421
Total liabilities, noncontrolling interest and stockholders' equity (deficit)	$1,500,421	$2,092,148	$3,676,375	$243,548	$(2,815,045)	$4,697,447

Media General, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2015
(in thousands)

	Media General	LIN Television Corporation		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations	Consolidated
Net operating revenue	$—	$380,255		$897,321		$57,796		$(30,429)	$1,304,943
Operating costs:
Operating expenses, excluding depreciation expense	—	159,354		369,453		45,540		(18,105)	556,242
Selling, general and administrative expenses	—	91,248		216,195		8,868		(1,360)	314,951
Amortization of program license rights	—	17,448		29,384		1,884		—	48,716
Corporate and other expenses	—	11,235		39,143		(10)		—	50,368
Depreciation and amortization	—	58,842		102,851		6,427		—	168,120
(Gain) loss on disposal of property and equipment, net	—	183		(495)		—		—	(312)
Goodwill Impairment	—	—		52,862		—		—	52,862
Merger-related expenses	—	3,060		27,384		—		—	30,444
Restructuring expenses	—	—		1,558		—		—	1,558
Operating income (loss)	—	38,885	—	58,986	—	(4,913)	—	(10,964)	81,994
Other income (expense):
Interest expense, net	—	(43,340)		(75,152)		(1,152)		—	(119,644)
Debt modification and extinguishment costs	—	—		(3,610)		—		—	(3,610)
Intercompany income and (expenses)	—	(39,337)		40,247		(910)		—	—
Equity in income (loss ) from operations of consolidated subsidiaries	(39,459)	4,258						35,201	—
Other, net	—	43		1,176		5,000		—	6,219
Total other income (expense), net	(39,459)	(78,376)		(37,339)		2,938		35,201	(117,035)
Income (loss) before income taxes	(39,459)	(39,491)		21,647	—	(1,975)	—	24,237	(35,041)
Income tax benefit (expense)	—	32		(5,870)		1,150		—	(4,688)
Net income (loss)	(39,459)	(39,459)		15,777		(825)		24,237	(39,729)
Net income (loss) attributable to noncontrolling interests	—	—		(178)		(92)		—	(270)
Net income (loss) attributable to Media General	$(39,459)	$(39,459)		$15,955		$(733)		$24,237	$(39,459)
Other comprehensive income (loss), net of tax	5,221	714		4,507		—		(5,221)	5,221
Total comprehensive income (loss) attributable to Media General	$(34,238)	$(38,745)		$20,462		$(733)		$19,016	$(34,238)

Media General, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2014
(in thousands)

	Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net operating revenue	$—	$13,218	$641,938	$22,157	$(2,350)	$674,963
Operating costs:
Operating expenses, excluding depreciation expense	—	5,292	211,184	6,717	(1,279)	221,914
Selling, general and administrative expenses	—	2,585	159,983	8,953	(37)	171,484
Amortization of program license rights	—	629	19,895	1,106	—	21,630
Corporate and other expenses	—	5,956	27,235	(184)	—	33,007
Depreciation and amortization	—	1,944	63,989	624	—	66,557
(Gain) loss on disposal of property and equipment, net	—	(4)	(9,002)	71	—	(8,935)
Merger-related expenses	—	—	49,362	—	—	49,362
Restructuring expenses	—	—	4,840	—	—	4,840
Operating (loss) income	—	(3,184)	114,452	4,870	(1,034)	115,104
Other income (expense):
Interest expense, net	—	(665)	(43,823)	(1,216)	—	(45,704)
Debt modification and extinguishment costs	—	—	(3,513)	—	—	(3,513)
Intercompany income and expenses	(3)	(1,007)	1,052	(42)	—	—
Equity in income (loss ) from operations of consolidated subsidiaries	53,509	56,423			(109,932)	—
Gain on sale of stations	—	—	42,957	—	—	42,957
Other, net	—	—	109	20	—	129
Total other income (expense), net	53,506	54,751	(3,218)	(1,238)	(109,932)	(6,131)
Income (loss) before income taxes	53,506	51,567	111,234	3,632	(110,966)	108,973
Income tax benefit (expense)	—	1,942	(54,395)	—	—	(52,453)
Net income (loss)	53,506	53,509	56,839	3,632	(110,966)	56,520
Net income (loss) attributable to noncontrolling interests	—	—		3,014	—	3,014
Net income (loss) attributable to Media General	$53,506	$53,509	$56,839	$618	$(110,966)	$53,506
Other comprehensive income (loss), net of tax	(42,113)	(1,434)	(40,679)	—	42,113	(42,113)
Total comprehensive income (loss) attributable to Media General	$11,393	$52,075	$16,160	$618	$(68,853)	$11,393

Media General, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2013
(in thousands)

	Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net operating revenue	$—	$—	$255,038	$14,874	$—	$269,912
Operating costs:
Operating expenses, excluding depreciation expense	—	—	89,833	5,381	—	95,214
Selling, general and administrative expenses	—	—	64,524	6,719	—	71,243
Amortization of program license rights	—	—	10,307	1,055	—	11,362
Corporate and other expenses	—	—	18,779	237	—	19,016
Depreciation and amortization	—	—	25,071	701	—	25,772
(Gain) loss on disposal of property and equipment, net	—	—	396	3	—	399
Merger-related expenses	—	—	13,079	—	—	13,079
Operating income (loss)	—	—	33,049	778	—	33,827
Other income (expense):
Interest expense	—	—	(11,075)	(1,612)	—	(12,687)
Debt modification and extinguishment costs	—	—	(3,273)	(1,236)	—	(4,509)
Other, net	—	—	48	—	—	48
Total other income (expense), net	—	—	(14,300)	(2,848)	—	(17,148)
Income (loss) before income taxes	—	—	18,749	(2,070)	—	16,679
Income tax benefit (expense)	—	—	(12,325)	—	—	(12,325)
Net income (loss)	—	—	6,424	(2,070)	—	4,354
Net income (loss) attributable to noncontrolling interests	—	—	—	(1,786)	—	(1,786)
Net income (loss) attributable to Media General	$—	$—	$6,424	$(284)	$—	$6,140
Other comprehensive income (loss), net of tax	—	—	6,655	—	—	6,655
Total comprehensive income (loss) attributable to Media General	—	—	13,079	(284)	—	12,795

Media General, Inc.
Condensed Consolidated Statement of Cash Flows
For the Year Ended December 31, 2015
(In thousands)

	Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(1,402)	$6,541	$146,337	$5,472	$—	$156,948
Cash flows from investing activities:
Capital expenditures	—	(19,399)	(34,995)	(4,732)	—	(59,126)
Release of restricted cash at qualified intermediary	—	—	119,903	—	—	119,903
Proceeds from the sale of PP&E	—	89	1,971	—	—	2,060
Proceeds from spectrum sale	—	—	620	2,500	—	3,120
Receipt of dividend	—	78,010	—	—	(78,010)	—
Payments from intercompany borrowings	2,025	—	48,493	—	(50,518)	—
Payment of capital contributions	(3,011)	—	—	—	3,011	—
Other, net	—	—	—	(28)	—	(28)
Net cash provided by (used in) investing activities	(986)	58,700	135,992	(2,260)	(125,517)	65,929
Cash flows from financing activities:
Repayment of borrowings under Media General Credit Agreement	—	—	(160,000)	—	—	(160,000)
Repayment of borrowing on 2021 Notes	—	(15,000)	—	—	—	(15,000)
Repayment of borrowings under Shield Media Credit Agreement	—	—	—	(2,400)	—	(2,400)
Repayment of other borrowings	—	—	—	(1,161)	—	(1,161)
Payment for share repurchases	—	—	(33,724)	—	—	(33,724)
Payment for the acquisition of noncontrolling interest		(10,872)	—	—	—	(10,872)
Cash paid for debt modification	—	—	(4,288)	—	—	(4,288)
Payment of dividend	—	—	(78,010)	—	78,010	—
Payments on intercompany borrowings	—	(50,518)	—	—	50,518	—
Receipt of capital contributions	—	3,011	—	—	(3,011)	—
Other, net	—	(417)	2,247	(91)	—	1,739
Net cash (used in) provided by financing activities	—	(73,796)	(273,775)	(3,652)	125,517	(225,706)
Net increase (decrease) in cash and cash equivalents	(2,388)	(8,555)	8,554	(440)	—	(2,829)
Cash and cash equivalents at beginning of year	2,388	9,658	27,371	4,503	—	43,920
Cash and cash equivalents at end of year	$—	$1,103	$35,925	$4,063	$—	$41,091

Media General, Inc.
Condensed Consolidated Statement of Cash Flows
For the Year Ended December 31, 2014
(In thousands)

	Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$250	$(27,654)	$94,320	$1,856	$(250)	$68,522
Cash flows from investing activities:
Capital expenditures	—	(177)	(35,807)	(631)	—	(36,615)
Payment for acquistion of station assets	—	—	(175,662)	—	—	(175,662)
Proceeds from station sales	—	—	357,315	—	—	357,315
Cash and cash equivavlents acquired in merger transaction	2,138	21,690	961	718	—	25,507
Cash consideration LIN Merger	—	—	(763,075)	—	—	(763,075)
Collateral refunds related to letters of credit	—	—	980	—	—	980
Proceeds from the sale of PP&E	—	4	25,881	29	—	25,914
Decrease in restricted cash at qualified intermediary	—	—	(119,903)	—	—	(119,903)
Receipt of dividend	—	19,503	—	—	(19,503)	—
Advances on intercompany borrowings	—	(1,000)	—	—	1,000	—
Payments from intercompany borrowings	—	1,545	4,003	—	(5,548)	—
Other, net	—	—	(283)	—	—	(283)
Net cash provided by (used in) investing activities	2,138	41,565	(705,590)	116	(24,051)	(685,822)
Cash flows from financing activities:
Borrowings under revolving credit facitilty	—	—	10,000	—	—	10,000
Repayment of borrowings under revolving credit facility	—	—	(10,000)	—	—	(10,000)
Principal borrowings under Media General Credit Agreement	—	—	889,687	—	—	889,687
Repayment of borrowings under Media General Credit Agreement	—	—	(84,000)	—	—	(84,000)
Principal borrowings under 2022 Senior Notes	—	—	398,000	—	—	398,000
Debt payoff LIN Merger	—	—	(577,610)	—	—	(577,610)
Principal borrowings under Shield Media Credit Agreement	—	—	—	—	—	—
Repayment of borrowings under Shield Media Credit Agreement	—	—	—	(2,400)	—	(2,400)
Payment of dividend	—	(250)	(19,503)	—	19,753	—
Proceeds from intercompany borrowings	—	—	—	1,000	(1,000)	—
Payments on intercompany borrowings	—	(4,003)	(1,545)	—	5,548	—
Redemption of common stock	—	—	—	—	—	—
Debt issuance costs	—	—	(35,095)	(103)	—	(35,198)
Other, net	—	—	1,199	(76)	—	1,123
Net cash (used in) provided by financing activities	—	(4,253)	571,133	(1,579)	24,301	589,602
Net increase (decrease) in cash and cash equivalents	2,388	9,658	(40,137)	393	—	(27,698)
Cash and cash equivalents at beginning of year	—	—	67,508	4,110	—	71,618
Cash and cash equivalents at end of year	$2,388	$9,658	$27,371	$4,503	$—	$43,920

Media General, Inc.
Condensed Consolidated Statement of Cash Flows
For the Year Ended December 31, 2013
(In thousands)

	Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$—	$—	$5,499	$2,301	$—	$7,800
Cash flows from investing activities:
Capital expenditures	—	—	(15,166)	—	—	(15,166)
Payment for acquisition of station assets	—	—	—	(14,324)	—	(14,324)
Cash and cash equivalents acquired in merger transaction	—	—	17,327	—	—	17,327
Collateral refunds related to letters of credit	—	—	2,498	—	—	2,498
Proceeds from the sale of PP&E	—	—	—	—	—	—
Other, net	—	—	118	8	—	126
Net cash provided by (used in) investing activities	—	—	4,777	(14,316)	—	(9,539)
Cash flows from financing activities:
Principal borrowings under Media General Credit Agreement	—	—	885,000	—	—	885,000
Principal borrowings under Shield Media Credit Agreement	—	—	—	32,000	—	32,000
Repayment of Berkshire Hathaway Financing Arrangement	—	—	(375,260)	—	—	(375,260)
Repayment of Senior Notes	—	—	(326,145)	—	—	(326,145)
Repayment of borrowings under Senior Credit Facility	—	—	(135,000)	—	—	(135,000)
Principal borrowings under WLAJ LLC Term Loan	—	—	—	10,000	—	10,000
Repayment of borrowings under WLAJ and WXXA Term Loan	—	—	—	(32,000)	—	(32,000)
Debt issuance costs	—	—	(11,036)	(860)	—	(11,896)
Proceeds from intercompany borrowings	—	—	(5,400)	5,400	—	—
Other, net	—	—	2,418	(4)	—	2,414
Net cash provided by financing activities	—	—	34,577	14,536	—	49,113
Net increase (decrease) in cash and cash equivalents	—	—	44,853	2,521	—	47,374
Cash and cash equivalents at beginning of year	—	—	22,655	1,589	—	24,244
Cash and cash equivalents at end of year	$—	$—	$67,508	$4,110	$—	$71,618

Quarterly Review

	First	Second	Third	Fourth
(Unaudited, in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
2015
Operating revenues	$296,734	$320,523	$321,736	$365,950
Operating income	20,647	36,852	(30,442)	54,937
Net income (loss)	(4,542)	4,743	(55,887)	15,957
Net income (loss) attributable to Media General	(7,433)	1,635	(48,493)	14,832
Earnings (loss) per share - basic	(0.06)	0.01	(0.38)	0.13
Earnings (loss) per share - diluted	(0.06)	0.01	(0.38)	0.12
2014
Operating revenues	$143,918	$154,111	$160,224	$216,710
Operating income	19,254	22,037	35,181	38,632
Net income	5,439	6,892	13,849	30,340
Net income attributable to Media General	5,385	6,786	13,395	27,940
Earnings per share - basic	0.06	0.08	0.15	0.29
Earnings per share - diluted	0.06	0.08	0.15	0.29

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

Schedule I – Condensed Financial Information of the Registrant*

Media General, Inc.
Condensed Balance Sheet
(In thousands)

	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$—	$2,388
Advances to and investment in consolidated subsidiaries	1,447,970	1,498,033
Total assets	$1,447,970	$1,500,421

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities	$—	$—
Total liabilities	—	—

Stockholders' equity:
Preferred stock (no par value): authorized 50,000,000 shares; none outstanding	—	—
Common stock (no par value):
Voting common stock, authorized 400,000,000 shares; issued 128,600,384 and 129,931,812	1,305,155	1,322,284
Non-voting common stock, authorized 400,000,000 shares; none outstanding	—	—
Accumulated other comprehensive income (loss)	(31,224)	(36,445)
Retained earnings	174,039	214,582
Total stockholders' equity	1,447,970	1,500,421
Total liabilities and stockholders' equity	$1,447,970	$1,500,421

* Media General, Inc. (formerly Mercury New Holdco, Inc.) was formed in 2014.

Media General, Inc.
Condensed Statement of Comprehensive Income
(in thousands)

	Year Ended December 31, 2015	Year Ended December 31, 2014
Net revenues	$—	$—
Operating expenses	—	—
Operating income	—	—

Other income (expense):
Intercompany income and expenses	—	(3)
Total other income (expense), net	—	(3)

Loss before taxes and equity in income (loss) from operations of consolidated subsidiaries	—	(3)
(Benefit from) provision for income taxes	—	—
Net loss from continuing operations	—	(3)
Equity in income (loss) from operations of consolidated subsidiaries	(39,459)	53,509
Net income attributable to Media General	$(39,459)	$53,506

Other comprehensive income (loss), net of tax	5,221	(42,113)
Total comprehensive income attributable to Media General	$(34,238)	$11,393

Net earnings per common share (basic)	$(0.31)	$0.59
Net earnings per common share (diluted)	$(0.31)	$0.58

Media General, Inc.
Condensed Statement of Cash Flows

	Year Ended	Year Ended
(In thousands)	December 31,	December 31,
	2015	2014
Cash flows from operating activities:
Net cash provided by operating activities	$(1,402)	$250

Cash flows from investing activities:
Cash and cash equivalent acquired in merger transaction		2,138
Payments from intercompany borrowings	2,025
Payment of capital contributions	(3,011)
Net cash provided by investing activities	(986)	2,138

Cash flows from financing activities
Net cash provided by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	(2,388)	2,388
Cash and cash equivalents at beginning of year	2,388	—
Cash and cash equivalents at end of year	$—	$2,388

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

Reports on Internal Control Over Financial Reporting

The Company’s report on internal control over financial reporting as of December 31, 2015, and the independent registered public accounting firm’s report on internal control over financial reporting as of December 31, 2015, are included in Item 8 of this Form 10-K on pages 47-48.

Change in Internal Control Over Financial Reporting

The LIN Merger was completed on December 19, 2014, and represented a change in internal control over financial reporting. Throughout 2015 the Company evaluated and harmonized its existing controls and procedures as part of its ongoing integration activities following the LIN Merger. During 2015 the Company began reporting from a single accounting system and payroll system. The Company also completed a conversion of Old Media General’s traffic and billing system to the system used by LIN Media. All system conversions occurred in the first three quarters of the year. There were no changes in the fourth quarter of 2015. The Company's management took necessary steps to maintain effective internal controls over financial reporting during this time of transition.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference from the Company’s definitive proxy statement for its 2016 Annual Meeting of Stockholders, with respect to directors, executive officers, Code of Business Conduct and Ethics, audit committee and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, except as to certain information regarding executive officers included in Part I of this Form 10-K.

Item 11. Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement for its 2016 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Company’s definitive proxy statement for its 2016 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement for its 2016 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference from the Company’s definitive proxy statement for its 2016 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1	Financial Statements	Page

	As listed in the Index in “Item 8 – Financial Statements and Supplementary Data.”	46

2	Financial Statement Schedules

	Schedule I	97

3	Exhibits

Index to Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of January 27, 2016, by and among Nexstar Broadcasting Group, Inc., Neptune Merger Sub, Inc. and Media General, Inc, incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed January 28, 2016.

2.1.1
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

4.1.1
Supplemental Indenture, dated as of November 4, 2015, among Media General, Inc., Dedicated Media, Inc., the other guarantors party thereto and The Bank of New York Mellon, as Trustee, amending the Indenture dated as of November 5, 2014, as supplemented, incorporated by reference to Exhibit 4.1 to the Media General's Form 10-Q filed November 6, 2015.

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

10.7
Amendment to the Media General, Inc., ERISA Excess Benefit Plan dated May 31, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 28, 2009 (File number 001-06383).

10.8
Media General, Inc. Amended and Restated Long-Term Incentive Plan, amended and restated as of April 23 2015, incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 13, 2015. (File number 001-06383).

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

10.30
Form of Amended and Restated Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Time- and Performance-Based Vesting), incorporated by reference to Exhibit 10.1 to Media General, Inc.’s Form 8-K filed on April 29, 2015.

10.31
Form of Amended and Restated Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Time-Base Vesting), incorporated by reference to Exhibit 10.2 to Media General, Inc.’s Form 8-K filed on April 29, 2015.

10.32	Media General, Inc. Employee Stock Purchase Plan, effective as of April 23, 2015, incorporated by reference to Appendix B of the Company's Definitive Proxy Statement filed March 13, 2105.

10.33
Amended and Restated Employment Agreement, dated as of August 6, 2016, by and between Media General Inc. and James F. Woodward, as Senior Vice President, Chief Financial Officer, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed November 6, 2015.

10.34
Employment Agreement, dated as of June 5, 2013, by and between Media General, Inc. and Deborah A. McDermott, as Senior Vice President, Broadcast Markets, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended December 31, 2013.

10.34.1
Amendment to Employment Agreement by and between Media General, Inc. and Deborah A. McDermott, as Senior Vice President, Broadcast Markets, incorporated by reference to Exhibit 10.25.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2013.

10.35
Employment Agreement, dated as of March 21, 2014, by and among Mercury New Holdco, Inc., LIN Media LLC, LIN Television Corporation and Vincent L. Sadusky, incorporated by reference to Exhibit 10.4 to Mercury New Holdco, Inc.’s Form S-4 filed May 9, 2014.

10.36
Amended and Restated Employment Agreement, dated as of September 27, 2013, by and among LIN Media LLC, LIN Television Corporation and Robert Richter, incorporated by reference to Exhibit 10.3 to LIN Television’s Form 8-K filed September 27, 2013.

10.37
Employment Agreement dated as of June 5, 2013, by and between Media General Inc. and Andrew C. Carrington, as Vice President, General Counsel and Secretary, incorporated by reference to Exhibit 10.42 to the Company's Form S-4/A filed on November 18, 2015.

10.38	Employment Agreement dated as of November 5, 2015, by and between Media General Inc. and Timothy J, Mulvaney as Chief Accounting Officer and Controller.

10.39
Standstill and Lock-up Agreement, entered into as of June 5, 2013, by and among Media General, Inc., the Company, and Standard General Fund, LP and Standard General Communications, LLC, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed June 10, 2013.

10.40
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

10.41
Amendment No. 1 to Credit Agreement, dated as of April 15, 2014, among Media General, Inc., as the Borrower, Royal Bank of Canada, as Administrative Agent and a Lender and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 18, 2014.

10.42
Amendment No. 2 to Credit Agreement, dated as of October 28, 2014, among Media General, Inc., as the Borrower, Royal Bank of Canada, as Administrative Agent, each Loan Party thereto and each Term B-1 Lender party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 3, 2014.

10.43
Amendment No. 3 to Credit Agreement, dated as of November 7, 2014, among Media General, Inc., Royal Bank of Canada, as Administrative Agent, each Loan Party thereto and each Term B-1 Lender party thereto, incorporated by reference to Exhibit 10.1 to Media General, Inc.’s Form 8-K filed November 14, 2014.

10.44
Incremental Facility Amendment No. 1 to Credit Agreement, dated as of August 29, 2014, among Media General, Inc, as the Borrower, each Loan Party thereto, Royal Bank of Canada, as Administrative Agent and the lenders party thereto, incorporated by reference to Exhibit 10.1 to Media General, Inc.’s Form 8-K filed September 4, 2014.

10.45
Incremental Facility Amendment No. 2 to Credit Agreement, dated as of December 19, 2014, among MGOC, Inc. (f/k/a Media General, Inc.) and LIN Television Corporation, as co-borrowers, each Loan Party party thereto and the Royal Bank of Canada, as administrative agent, incorporated by reference to Exhibit 10.1 to Media General, Inc.’s Form 8-K filed December 22, 2014.

10.46
Amendment No. 4 to Credit Agreement, dated as of January 22, 2015, among MGOC, Inc. and LIN Television Corporation, as co-borrowers, each other Loan Party party thereto, each Revolving Credit Lender party thereto and the Royal Bank of Canada, as administrative agent, incorporated by reference to Exhibit 10.1 to Media General, Inc.’s Form 8-K filed on January 26, 2015.

10.47
Amendment No. 5 to Credit Agreement, dated as of May 8, 2015, among MGOC, Inc. and LIN Television Corporation, as co-borrowers, each other Loan Party party thereto, the Royal Bank of Canada, as administrative agent, incorporated by reference to Exhibit 10.1 to Media General, Inc.’s Form 8-K filed on May 11, 2015.

10.48
Amendment No. 6 to Credit Agreement, dated as of June 22, 2015, among MGOC, Inc. and LIN Television Corporation, as co-borrowers, each other Loan Party party thereto, the Royal Bank of Canada, as administrative agent, incorporated by reference to Exhibit 10.1 to Media General, Inc.’s Form 8-K filed on June 25, 2015.

10.49
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

101
The following financial information from the Media General, Inc. Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL includes: (i) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (ii) Consolidated Balance Sheets at December 31, 2015, and 2014 (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.

 Note:     Exhibits 10.1-10.38 are management contracts or compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA GENERAL, INC.

Date: February 29, 2016	/s/ Vincent L. Sadusky
Vincent L. Sadusky, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Vincent L. Sadusky	Director, President and Chief Executive Officer	February 29, 2016
Vincent L. Sadusky

/s/ James F. Woodward	Senior Vice President,	February 29, 2016
James F. Woodward	Chief Financial Officer

/s/ Timothy J. Mulvaney	Controller and	February 29, 2016
Timothy J. Mulvaney	Chief Accounting Officer

/s/ Diana F. Cantor	Director	February 29, 2016
Diana F. Cantor

/s/ Royal W. Carson III	Director	February 29, 2016
Royal W. Carson III

/s/ H.C. Charles Diao	Director	February 29, 2016
H.C. Charles Diao

/s/ Dennis J. FitzSimons	Director	February 29, 2016
Dennis J. FitzSimons

/s/ Soohyung Kim	Director	February 29, 2016
Soohyung Kim

/s/ Douglas W. McCormick	Director	February 29, 2016
Douglas W. McCormick

/s/ John R. Muse	Director	February 29, 2016
John R. Muse

/s/ Wyndham Robertson	Director	February 29, 2016
Wyndham Robertson

/s/ Thomas J. Sullivan	Director	February 29, 2016
Thomas J. Sullivan