Form 10-K/A
period 2015-12-31
MEDIA GENERAL INC
filed 2016-04-29
CIK 216539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-6383

MEDIA GENERAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Commonwealth of Virginia (State or Other Jurisdiction of Incorporation or Organization)	46-5188184 (IRS Employer Identification No.)

333 E. Franklin St., Richmond, VA 23219

(Address of Principal Executive Offices)(Zip Code)

Registrant’s telephone number, including area code: (804) 887-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Voting Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrants submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant, based upon the closing price of the Company’s Class A Common Stock as reported on the New York Stock Exchange, as of June 30, 2015, was $2.1 billion.

The number of shares of Voting Common Stock (no par value) outstanding on February 26, 2016, was 128,944,173.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2016 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2015. Part IV is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934.  Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to February 29, 2016.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance

Information Concerning Members of the Board of Directors

DIANA F. CANTOR – Principal Occupation: Partner, Alternative Investment Management, LLC

Director since 2005; Age – 58

Mrs. Cantor is a Partner with Alternative Investment Management, LLC, an independent, privately held investment management firm; and she is the Vice Chairman and past Chairman of the Virginia Retirement System, where she additionally is a member of the Audit and Compliance Committee and is responsible for the agency’s annual audit and budget. From 2008 to 2009, she was a Managing Director of New York Private Bank & Trust, the wealth management division of Emigrant Bank, where she worked with wealth management professionals providing a full range of financial, trust, estate, tax planning and investment management services. From 1996 to 2007, she served as the Founder and Executive Director of the Virginia College Savings Plan, an independent agency of the Commonwealth of Virginia, and in that capacity, she actively supervised the preparation of that agency’s financial statements and worked closely with the agency’s independent auditors. She was Vice President of Richmond Resources, Ltd., a real estate development, construction and management company from 1990 to 1996; and she held several positions, including Vice President, at Goldman, Sachs & Co. between 1985 and 1990. She previously was an associate at Kaye Scholer, a New York law firm, from 1983 to 1985. Mrs. Cantor is an “audit committee financial expert” and is the Chairman of Media General’s Audit Committee and is a member of Media General’s Nominating & Governance Committee. She also serves as a Director of Universal Corporation, where she is Chairman of the Finance Committee and Director of Domino’s Pizza, Inc., where she is the Chairman of that Board’s Audit Committee.

Specific experience, qualifications, attributes and skills:

Mrs. Cantor possesses extensive financial skills and significant public company directorship and committee experience, all of which add important, multi-disciplinary financial perspective and valuable consumer product and marketing experience to the Company’s Board and Audit Committee deliberations. She holds an undergraduate degree in accounting and graduate degrees in law and business. Mrs. Cantor is independent of the Company.

ROYAL W. CARSON, III – Principal Occupation: Chairman and Chief Executive Officer of Carson Private Capital

Director since 2014; Age – 66

Mr. Carson is Chairman and Chief Executive Officer of Carson Private Capital, a registered Dallas-based private investment firm with a 40-year history of sponsoring and managing investments on behalf of ultra-high net worth individuals and family offices, which participates in global private equity transactions within the consumer-branded and the U.S. energy sectors.  In addition to serving as an independent Director and a member of the Compensation Committee for Media General, Mr. Carson serves as a Trustee of the University of San Diego and is on the advisory board of Lion Capital. Mr. Carson has served on the board of directors of several corporations and non-profit civic organizations, including LIN Media, the University of Colorado Leeds School of Business and Deming Center for Entrepreneurship, the Roaring Fork Club, AimTruancy Solutions, the Dallas Museum of Natural History and St. Phillips School and Community Center.

Specific experience, qualifications, attributes and skills:

Mr. Carson’s extensive experience in the investment industry includes the development of strategic business opportunities. His skills and experience includes capital markets, mergers & acquisitions, corporate finance and operational expertise. Mr. Carson is independent of the Company.

H.C. CHARLES DIAO – Principal Occupation: Vice President and Treasurer, Computer Sciences Corporation

Director since 2013; Age – 58

Mr. Diao is the Vice President—Finance and Corporate Treasurer at Computer Sciences Corporation where he also serves as chairperson of their Corporate Finance Executive Committee and the Employee Benefits Fiduciary Committee. He was a Director of Young from 2012 until its merger with the Company in November 2013. During his service as a Director of Young, Mr. Diao served on Young’s Compensation and Nominating Committees. From 2008 to 2012, Mr. Diao was the Managing Director and founder of Diao & Co. LLC, a firm that provided M&A and financial advisory services to corporate clients and investment management services to institutional family offices. Mr. Diao is currently a board member of Turning Point Brands, Inc., where he has served on the Audit Committee since 2012. Throughout his career, he has held a variety of senior positions including: Managing Director and Group Head of the telecommunications and media group at Prudential Securities, Senior Managing Director and Group Head—Special Situations Credit at Bear Stearns, Chief Investment Officer at Diao Capital Management LLC, and founder and managing Director of Diao & Co. LLC. Mr. Diao was appointed to the Board in connection with the Company's merger with Young. He is the Chairman of Media General’s Nominating & Governance Committee, serves as a member of the Finance Committee and the Audit Committee and is an “audit committee financial expert.”

Specific experience, qualifications, attributes and skills:

Mr. Diao has over 25 years of experience in the investment banking, financial advisory and investment management industries, including extensive experience with telecommunications and media companies. Mr. Diao’s skills and experience include capital markets, mergers & acquisitions, corporate finance and pension asset and liability management. Mr. Diao is independent of the Company.

DENNIS J. FITZSIMONS – Principal Occupation: Chairman, McCormick Foundation

Director since 2009; Age – 65

Mr. FitzSimons is the Chairman of McCormick Foundation, a charitable trust based in Chicago with over $1.5 billion in assets. From January 2003 until December 2007, he was the President and Chief Executive Officer of Tribune Company, one of the largest media companies in the nation. Mr. FitzSimons resigned from Tribune Company in December 2007 upon the sale of the company. In December 2008, the company declared bankruptcy. He also was the Chairman of Tribune Company from 2004 until 2007, and had served as that company’s Chief Operating Officer from 2000 until 2003 managing that company's broadcasting, publishing and digital groups.  Before that, he rose through the ranks of Tribune’s broadcast division, ultimately serving as its President and CEO with responsibility for the Company's television and radio stations, Tribune Entertainment and the Chicago Cubs. Mr. FitzSimons is Chairman of Media General’s Compensation Committee, serves on the Audit Committee and is an “audit committee financial expert.”

Specific experience, qualifications, attributes and skills:

Mr. FitzSimons brings strategic media industry knowledge and extensive public company experience to the Board’s deliberations. As Tribune Company’s former Chief Executive Officer, he well understands the changing media landscape and the regulatory framework under which the Company’s broadcast television stations operate. At Tribune Company, he additionally had direct responsibility for developing and managing the cross-platform potential of that company’s broadcast, print and emerging digital media operations, all of which also are critically important today to Media General’s success. At the McCormick Foundation, with $1.5 billion in assets, Mr. FitzSimons has further broadened his executive leadership experience, overseeing all of the audit and investment decisions of that organization. Mr. FitzSimons is independent of the Company.

SOOHYUNG KIM – Principal Occupation: Chief Executive Officer and Chief Investment Officer, Standard General LP

Director since 2013; Age – 41

Mr. Kim is the Chief Executive Officer and Chief Investment Officer of Standard General, a New York-based registered investment advisor that he founded in 2007. He was a Director of Young from 2011 until its merger with the Company in November 2013. He was formerly Director of Research and Founding Partner of Cyrus Capital Partners. Prior to that, Mr. Kim was a Principal at OchZiff Capital Management, where he helped launch its fixed income business. Mr. Kim is a member of the Board of Managers of ALST Casino Holdco, the owner and operator of the Aliante Casino in Las Vegas, Nevada, and he is a former member of the Board of Greektown Superholdings. Mr. Kim is also a member of the Board of Directors of Greenwich House, the Coalition for Queens, the Cary Institute for Environmental Studies and President of the Board of the Stuyvesant Alumni Association. Mr. Kim was appointed to the Board in connection with the Company's merger with Young. He is the Chairman of Media General’s Finance Committee and serves on the Compensation Committee and the Nominating & Governance Committee.

Specific experience, qualifications, attributes and skills:

Mr. Kim brings to the Board significant operating and leadership experience as the Chief Executive Officer and Chief Investment Officer of an investment firm and extensive experience in finance, business development, mergers and acquisitions, and business restructuring and integration. Mr. Kim is independent of the Company.

DOUGLAS W. MCCORMICK– Principal Occupation: Venture Partner, Rho Ventures

Director since 2014; Age – 66

Mr. McCormick is a Venture Partner with Rho Ventures, a division of Rho Capital Partners, which he joined in October 2006. Mr. McCormick’s primary focus at Rho is on investments in the media sector. Prior to Rho, Mr. McCormick was CEO of iVillage Inc., a public company, from August 2000 until the sale of iVillage Inc. to NBC Universal in May 2006. He also served on iVillage’s board of directors, to which he was appointed in February 1999 and was elected Chairman in April 2001. Mr. McCormick also served as President and Chief Executive Officer of Lifetime Television, a cable network provider, from 1993 to 1998. Prior to Lifetime, Mr. McCormick held executive positions with The Samuel Goldwyn Company, Cable Health Network, Petry Television and KCOP-TV. Currently, Mr. McCormick is a member of the board of Ovation Television and is Chairman of the Board of Everyday Health in addition to serving on the boards of other private companies in the Rho portfolio. Mr. McCormick is a member of Media General’s Nominating & Governance Committee.

Specific experience, qualifications, attributes and skills:

Mr. McCormick brings to the Board operating and management expertise, including experience as a Chief Executive Officer of a global media corporation and experience investing in traditional and digital media enterprises. Mr. McCormick’s experience uniquely positions him to provide leadership for the Company’s early stage growth businesses as well as the legacy media properties. Mr. McCormick is independent of the Company.

JOHN R. MUSE – Principal Occupation: Chairman, Kainos Capital, LLC

Director since 2014; Age – 65

Mr. Muse is Chairman of the private equity firm Kainos Capital, LLC successor to HM Capital Partners, and has over 30 years of investment experience. He has been actively involved in the energy, food and beverage, and media sectors. Mr. Muse serves on the boards of directors of a number of Kainos Capital’s portfolio companies and also serves as a Director of Dean Foods (NYSE: DF) as well as the Anderson School of Business at UCLA. Mr. Muse is a member of Media General’s Finance Committee.

Specific experience, qualifications, attributes and skills:

Mr. Muse has over 30 years of experience in investment management, including significant experience managing investments in the media sector. In addition to his industry knowledge, Mr. Muse has extensive knowledge of mergers and acquisitions, capital markets and finance and business development. Mr. Muse is independent of the Company.

WYNDHAM ROBERTSON – Principal Occupation: Retired; Former Vice President for Communications at the University of North Carolina

Director since 2012, and from 1996 – 2005; Age – 78

Miss Robertson retired in March 1996 as Vice President for Communications at the University of North Carolina, having served in that position for more than five years. She previously was an Assistant Managing Editor for Fortune magazine and worked with that organization for 24 years. Miss Robertson serves on Media General's Compensation and Nominating & Governance Committees.

Specific experience, qualifications, attributes and skills:

During the past seven years, Miss Robertson has been principally involved in philanthropy and not-for-profit work, including serving as a member of the investment committee for Hollins University. From 1990 to 1995, she served as a Director of Capital Cities/ABC Inc., from 1993 to 1996, she served as a Director of The Equitable Companies Inc., from 1995 to 1998, she served as a Director of Wachovia Corporation, and she also served as a Director of the Company from 1996 to 2005. As Vice President for Communication at the University of North Carolina, she oversaw a statewide public television network. At Fortune Magazine, she specialized in investment, financial and technology articles. Miss Robertson is independent of the Company.

VINCENT L. SADUSKY – Principal Occupation: President and Chief Executive Officer, Media General, Inc.

Director since 2014; Age – 51

Mr. Sadusky was previously President and Chief Executive Officer of LIN Media LLC until it merged with Media General, Inc. in 2014. Mr. Sadusky served as Vice President Chief Financial Officer and Treasurer of LIN in 2004 until his appointment as President and Chief Executive Officer in 2006. From 1999 until August 2004, Mr. Sadusky was Chief Financial Officer and Treasurer of Telemundo Communications Group, Inc., where he worked for over ten years. Prior to joining Telemundo Communications, he performed attestation and consulting services for seven years with Ernst & Young, LLC. Mr. Sadusky currently serves on the boards of International Game Technology (IGT) and Hemisphere Media Group, Inc. (HMTV). He was also the President and a board member of the Open Mobile Video Coalition (OMVC) from 2011 until its integration into the National Association of Broadcasters in January 2013 and is a member of the NBC affiliates board of directors. He formerly served on the board of directors of Maximum Service Television Inc. and JVB Financial Group, LLC until it was sold to Institutional Financial Markets, Inc. in 2011.

Specific experience, qualifications, attributes and skills:

Mr. Sadusky brings more than 20 years of experience in the broadcast industry to Media General and provides the Board with the unique perspective of the Chief Executive Officer on the financial position, operations and business development opportunities of the Company. Mr. Sadusky also has extensive public company directorship experience and expertise in finance, financial reporting, compliance and controls.

THOMAS J. SULLIVAN – Principal Occupation: Managing Partner, Smallwood Partners, LLC

Director since 2013; Age – 53

Mr. Sullivan is the Managing Partner of Smallwood Partners, LLC, a financial advisory services firm. He was a Director of Young from 2009 until its merger with the Company in November 2013, and served as Executive Chairman of Young from June 2012 until November 2013. He served on Young’s Audit, Compensation and Nominating Committees. He was the Senior Vice President, Finance, and Chief Financial Officer of Young in 2012. Mr. Sullivan serves on the Board of Directors of American Apparel, Inc. where he is Chairman of the Nominating & Governance Committee and is a member of the Audit Committee. He has been a member of the advisory board of Millennium Custodial Trust since 2010, and he has been a Trustee of Accredited Mortgage Loan REIT since 2009. Previously, Mr. Sullivan was a Managing Director with Investcorp International, Inc., a global middle market private equity firm from 1996 to 2009. Mr. Sullivan was appointed to the Board in 2013 in connection with Media General’s merger with Young and is a member of Media General’s Finance Committee.

Specific experience, qualifications, attributes and skills:

Mr. Sullivan brings to the Board substantial operating and financial management experience, as well as experience in the financial services industry. He has served on numerous boards and committees. As the former Executive Chairman and Chief Financial Officer of Young, Mr. Sullivan has a deep knowledge of both the financial and operating performance of the former Young television stations and the broadcast industry. Mr. Sullivan is independent of the Company.

Executive Officers.

The executive officers of the Company are as follows:

Name	Age	Position and Office	Year First Took Office*
Vincent L. Sadusky	51	President and Chief Executive Officer	2014
James F. Woodward	56	Senior Vice President and Chief Financial Officer	2005
Deborah A. McDermott	61	Senior Vice President and Chief Operating Officer	2013
Andrew C. Carington	47	Vice President, General Counsel and Secretary	2011
Timothy J. Mulvaney	47	Controller and Chief Accounting Officer	2005

* The year indicated is the year in which the officer first assumed an office with the Company.

None of the Directors or executive officers of the Company were selected pursuant to any arrangement or understanding, other than with the Directors and executive officers of the Company acting within their capacity as such. There are no family relationships among Directors, Director nominees or executive officers of the Company and other than as set forth above, as of the date hereof, no directorships are held by any Director in a company which has a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, or the “Exchange Act,” or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940. Officers of the Company serve at the discretion of the Board.

Audit Committee.

Both the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the NYSE rules require the Company to have an audit committee comprised solely of directors who are independent under the enhanced independent standards applicable to audit committee members. The Company is in compliance with these requirements.

The Audit Committee of the Board of Directors (the “Audit Committee”) oversees the audit function of the Company with regard to its internal auditors and its independent registered public accounting firm. The Audit Committee consists of Mrs. Cantor and Messrs. FitzSimons and Diao. The Board of Directors has determined that all of the members of the Audit Committee are “audit committee financial experts” in accordance with applicable SEC rules. In reaching this conclusion, the Board considered each Audit Committee member’s qualifications in the aggregate, including the information about each candidate contained under “Part III – Item 10 – Information Concerning Members of the Board of Directors.”

Code of Ethics for Directors, Officers and Employees.

The Board of Directors has adopted a Code of Business Conduct and Ethics that applies to the Company’s Directors, officers and employees, including the Company’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and others performing similar functions. A copy of the Company’s Code of Business Conduct and Ethics is available without charge on the Company’s website, www.mediageneral.com, and in print from the Investor Relations Department. The Company intends to disclose on its website any amendments that are made to the Code as well as any waivers granted under the Code to any Executive Officer or Director, as required by the rules of the SEC and the NYSE.

Section 16(a) Beneficial Ownership Reporting Compliance.

During the year ended December 31, 2015, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 with respect to the common stock of the Company were met.

Item 11.    Executive Compensation.

Executive and Director Compensation
Compensation Discussion & Analysis

Introduction

This Compensation Discussion & Analysis (CD&A) provides an overview of our executive compensation program and fiscal 2015 pay determination for our named executive officers (NEOs), who are listed below:

Name	Title
Vincent L. Sadusky	President and Chief Executive Officer
James F. Woodward	Senior Vice President and Chief Financial Officer
Deborah A. McDermott	Senior Vice President and Chief Operating Officer
Andrew C. Carington	Vice President, General Counsel and Secretary
Robert S. Richter	Former Senior Vice President and Chief Digital Officer

Mr. Richter’s employment with the Company terminated effective as of February 1, 2016. Mr. Richter received severance payouts based on his employment agreement and related separation agreement as further described in “Former Named Executive Officer” on page 20 below.

As part of our ongoing effort to enhance shareholder communications, our CD&A consists of the following three sections:

Section I:	Executive Summary: 2015 in Review
Section II:	Overview of the Executive Compensation Program
Section III:	Details and Analysis of the 2015 Executive Compensation Program

Section I: Executive Summary: 2015 in Review

In this Executive Summary, we discuss a number of significant changes in 2015, including the following subjects:

Another Year of Transition – Following the December 19, 2014 merger with LIN Media, which created one of the nation’s largest local media companies, 2015 included significant transition as the Company integrated the operations of the two businesses. The Company also negotiated a strategic transaction with Nexstar Broadcasting Group, Inc. (Nexstar) culminating in a merger agreement signed on January 27, 2016.

Pay Outcomes – Pay outcomes for our NEOs for 2015 were less discretionary and more directly tied to the performance of the Company than in 2014. In addition, we made equity grants which were tied to both financial performance metrics and continued service.

Our Board of Directors strongly believes in improving both financial results and shareholder returns. As such, the Board is supporting management’s ongoing business strategies for realizing such objectives. During 2015, the Compensation Committee developed and implemented an executive compensation philosophy and related programs designed to support and drive the business strategies in a manner beneficial to all stockholders.

Another Year of Transition

The significant transformation of Media General continued in 2015 and included the following major milestones for the Company:

●	successful integration with LIN Media, with the combined company owning, operating or providing services to 71 television stations in 48 markets reaching 23% of U.S. TV households;

●	maintenance of a strong balance sheet, significant cash flow and ownership of top-ranked stations in attractive markets along with industry-leading news and digital operations;

●	realization of significant immediate synergies with more than $70 million in expected annual run-rate synergies by the end of 2018; and

●	improved position to further participate in the consolidation of the television broadcasting industry.

In addition to the milestones above, 2015 was an important year of transition for our executive pay programs, including the integration of executive pay programs from Young, LIN Media and Media General. The Committee reevaluated its compensation philosophy and incentive programs during 2015 in light of the new opportunities presented by the continuing transformation of Media General, all in an effort to sharpen its focus on shareholder return.

Pay Outcomes

With respect to fiscal 2015, our Committee made the following pay decisions with respect to NEOs, which generally reflect the Committee’s focus on pay for performance:

●

Salaries for most NEOs remained the same in 2015 as in 2014. The Committee reviewed the CEO’s base salary and determined an adjustment would be appropriate due to his performance, especially in light of his leadership during a period of significant transition. In February, 2015, the Committee recommended and the Board approved an increase in Mr. Sadusky’s annual salary to $900,000. In addition, the Board approved an increase to Mr. Sadusky’s 2015 annual target bonus to $1,125,000. Target bonuses for other NEOs were maintained at the same levels as in 2014.

●

Annual incentive payouts for 2015 were based upon both performance metrics and discretionary components and were made at levels that reflected the Company’s financial performance and other criteria in 2015 as follows:

●

For Mr. Carington and Mrs. McDermott, annual incentive payouts were above target based on incentive plan guidelines and discretionary adjustments approved by the Committee and the Board of Directors. Achievement of budgeted financial objectives against the below performance scale accounted for 60% of their bonus targets, and Mr. Carington and Mrs. McDermott achieved 34.5% and 121%, respectively, of the portion of their bonus tied to budgeted financial objectives.

Financial Target		Bonus
90.	0%	0.	0%
92.	0%	15.	0%
94.	0%	30.	0%
96.	0%	45.	0%
98.	0%	60.	0%
100.	0%	100.	0%
102.	0%	110.	0%
104.	0%	120.	0%
106.	0%	130.	0%
108.	0%	140.	0%
110.	0%	150.	0%
112.	0%	160.	0%
114.	0%	170.	0%
116.	0%	180.	0%
118.	0%	190.	0%
120.	0%	200.	0%

●

Messrs. Sadusky, Woodward and Richter’s annual incentive payouts were below target, based largely on the failure to meet budgeted financial objectives due to the underperformance of our digital operations. Achievement of these budgeted financial objectives against the above performance scale accounted for 60% of their bonus targets, and Messrs. Sadusky, Woodward and Richter achieved 34.5%, 34.5% and 0%, respectively, of the portion of their bonus tied to budgeted financial objectives.

●

Equity incentives were granted by the Committee to key executives in 2015. These awards were comprised of two components: performance-based restricted stock units (P-RSUs) tied to financial targets representing 75% of the total award value, and time-based restricted stock units (T-RSUs) representing the remaining 25% of the total award value.

Looking Forward

Our Committee examined all of the executive pay programs from each legacy company during 2015 and strongly focused on ensuring the compensation program has a robust pay-for-performance orientation. The Committee used the following pay philosophies as the basis for its decisions:

●	Salary increases were considered in the context of the achievement of budgeted financial objectives and/or an increase in overall responsibilities.

●	Annual incentives for the NEOs were tied to the achievement of financial and individual objectives.

●	Long-term incentives are mostly performance-based.

●	Retention objectives are met primarily through individual components of the compensation programs.

●	Most executive perquisites have been or will be eliminated over time.

Section II: Overview of the Executive Compensation Program

Compensation Philosophy and Objectives

Historically, our compensation philosophy was designed to support and reinforce the achievement of key operating and strategic goals. The philosophy was applied consistently to the NEOs identified in the Summary Compensation Table.

Media General’s executive compensation programs were designed to:

●	align the interests of the individual with those of shareholders; and

●	link individual performance with compensation opportunities.

These elements were intended to motivate the executives, and the Committee believes a tightly administered compensation system that rewards appropriate performance is a constructive way to grow shareholder value and attract and retain talented personnel.

As noted above, in 2015, our Committee continued a pay philosophy that is more directly based on pay-for-performance, which manifests itself in both the design of the programs and the method by which they are administered on a year-by-year basis. For 2015, our Committee focused on providing annual incentives that, in its judgment, were directionally correct for the performance achieved in the context of a fiscal year during which Media General and LIN Media were integrated.

Primary Components of the Executive Compensation Program

For 2015, our executive compensation program included the following major components designed to achieve the purposes and objectives indicated:

Component	Purpose/Objective	Performance Linkage	Form of Payout
Salaries	Provide a fixed, competitive level of pay based on responsibility, qualifications, experience and performance.	Moderate; merit increases are based on a combination of Company performance, experience, market pay levels and internal pay equity.	Cash.
Annual Incentives	Align annual incentives with annual performance based on attainment of budgeted financial objectives (60%) and attainment of individual performance goals (40%).	Strong; no awards are paid for performance below a defined threshold.	Cash.
Long-Term Incentives

Align long-term incentives with longer-term financial performance and shareholder value creation, enhance executive retention and provide an equity interest to further align executive and shareholder interests.

		Strong; outstanding prior awards continued to provide financial performance linkage.	Cash or equity-based instruments; most of the 2015 awards (75%) are earned for financial performance, and only 25% of the awards are earned for continued service.
Retirement and Other Benefits	Provide for competitive health, welfare and retirement needs to further enhance executive retention. Our NEOs are also eligible for certain perquisites to enhance retention.	Limited.	Retirement benefits are paid in cash following a qualifying separation from service.

The Committee and its Role in Determining Executive Pay

Our Committee is responsible for the design and oversight of our executive compensation programs covering the NEOs. Each of the Committee members is independent, as defined by the rules of the New York Stock Exchange. The Committee makes policy and strategic recommendations to the Board and has authority delegated from the Board to:

●	make recommendations to the Board with respect to executive pay decisions;

●	design and recommend to the Board the salary, incentive pay and benefit programs for the NEOs; and

●	oversee the Company’s equity incentive plans.

The Committee met nine (9) times in 2015, and in three (3) of those meetings, the Committee met in executive session during which management was not present. Most compensation decisions are finalized in the first and fourth quarter of each fiscal year. The Committee Charter, which sets forth the Committee's responsibilities on a more comprehensive basis, is available under the “Corporate Governance” tab at www.mediageneral.com and is reviewed on an annual basis to ensure it continues to satisfy changing corporate governance requirements and expectations.

To ensure it is making fully informed compensation determinations, the Committee reviews, considers and relies on various sources of information and materials. Without limitation, the Committee generally (i) considers market information and advice provided by its independent compensation consultant and other advisors; (ii) reviews financial and company performance materials such as budgets, financial statements, management reports of our business activities and individual performance assessments; (iii) considers factors such as the experience, skill sets and contributions of each NEO to our overall success; (iv) receives input from the CEO with respect to salaries, incentives and total pay for the NEOs other than the CEO; and (v) reviews an analysis of the overall compensation element values and totals, primarily to identify any competitive issues, gain an understanding of the relative dollar values of each compensation element and to understand the magnitude of total compensation; and thereafter makes its recommendations to the Board. Parameters of the overall levels of compensation are determined by the Board after consideration of the Committee’s recommendations, and the compensation for the NEOs is set within such parameters in the discretion of the Committee.

The Role of Pearl Meyer as Independent Advisors to the Committee

Periodically, the Company reviews its compensation programs with outside consultants who are engaged by and report directly to the Committee.

In mid-2013, the Committee retained Pearl Meyer as its independent consultant to provide assistance specifically with the implementation of the employment agreements for each of the NEOs in the context of the Young merger. In September 2013, the Committee retained Pearl Meyer as its ongoing independent consultant. Pearl Meyer consulted on a variety of executive pay issues, including pay philosophy, salary management, incentive plan design and general assistance to the Committee in its intensive reexamination of executive pay during the remainder of 2013 following the Young merger and early in 2014. During 2015, Pearl Meyer assisted the Committee by reviewing the Company’s executive compensation and non-employee Director compensation programs. The Committee assessed the independence of Pearl Meyer pursuant to the applicable SEC rules. The Committee concluded following the assessment that no conflict of interest exists that would prevent Pearl Meyer from serving as its independent consultant in 2015.

How Pay is Set: Initial Benchmarking

Peer Group Companies

Our Committee examines competitive peer group and survey information, compiled by the Company’s Human Resources Department and Pearl Meyer, as one factor to assist in determining base salary, annual incentive compensation and, if appropriate, stock-based long-term equity awards. The peer group companies provide relevant comparisons based on their similarity to us in size and business operations. Due to numerous acquisitions in the broadcast industry, only six television broadcasting companies were available to be included in the Company’s peer group in 2015, so management, the Committee and Pearl Meyer jointly developed a new peer group which included a broader group of media companies, given the low number of “pure play” television broadcasting companies following recent industry consolidation. The key factors considered in choosing the new peer group were:

●	industry (media companies which have a television segment or business);

●	revenues (within about 40% - 250% of Media General’s projected $1.3 billion of revenues in 2015); and

●	market cap (within 20% - 500% of Media General’s market cap).

The 2015 peer group included:

Clear Channel Outdoor Holdings, Inc.	New York Times Company
Dex Media, Inc.	Nexstar Broadcasting Group, Inc.
Tegna, Inc.	Scholastic Corporation
Gray Television, Inc.	Sinclair Broadcast Group, Inc.
Meredith Corporation	Tribune Media Company

The 2015 peer group included companies from the advertising and broadcasting industries. We note Media General is at about the 18th percentile versus the peer group in terms of revenue comparisons (based on Media General’s 2015 revenues), but at about the 60th percentile and 56th percentile respectively, in terms of market cap and estimated EBITDA. We also note that Tegna was spun out of Gannett in 2015. Gannett was a much larger company than Media General in terms of revenue, when it split into broadcasting and publishing companies. We subsequently elected to include Tegna’s broadcasting business but exclude separate from other business entities within Tegna. The Committee used the 2015 peer group to evaluate CEO pay during 2015.

In addition to market data, the Committee considered factors such as individual performance, internal pay equity among executives, promotion potential and retention risk in determining total compensation for our NEOs.

Section III: Details and Analysis of the 2015 Executive Compensation Program

Salary

The Company believes individual performance has a significant impact on overall Company results. Therefore, the Company considers individual performance, along with the factors below, when determining salaries for its NEOs:

●	company performance;

●	management level and experience;

●	market salary data; and

●	internal pay equity.

The Committee approved the following salary increases in 2015:

	2014	2015	%
Executive	Salary	Salary	Change
Vincent L. Sadusky	$711,000	$900,000	27%
James F. Woodward	$500,000	$500,000	0%
Deborah A. McDermott	$575,000	$575,000	0%
Andrew C. Carington	$400,000	$400,000	0%
Robert S. Richter*	$394,000	$500,000	27%

* Mr. Robert S. Richter became an NEO in 2015.

Annual Incentives

The Committee established 2015 individual incentive award targets at the beginning of the year. Award targets for each of the NEOs were based on a percentage of the individual’s salary at the rate in effect at the beginning of 2015 and contained two components, the first of which (weighted at 60%) was determined quantitatively based solely on achievement of financial goals for the business. The second component (weighted at 40%) was determined qualitatively based on the assessment of other performance criteria on a case-by-case basis. Depending upon performance, an NEO could receive in excess of 100% of the financial or qualitative component, as set forth in the Grants of Plan-Based Awards in 2015 Table.

The target incentives along with the discretionary payments for 2015 are shown below:

			Annual		Annual	Actual
	2015		Incentive		Incentive	Incentive
Executive	Salary		Target %		Target $	Paid
Vincent L. Sadusky	$900,000	X	125.0%	=	$1,125,000	$570,375
James F. Woodward	$500,000	X	45.0%	=	$225,000	$181,575
Deborah A. McDermott	$575,000	X	45.0%	=	$258,750	$301,994
Robert S. Richter	$500,000	X	45.0%	=	$225,000	$18,000
Andrew C. Carington	$400,000	X	36.0%	=	$144,000	$215,246

Long-Term Incentive Equity-Based Awards

The Committee and the Board of Directors approved grants of P-RSUs and T-RSUs in 2015. The 2015 grants were subject to shareholder approval of the Media General Amended and Restated Long-Term Incentive Plan (the “Long-Term Incentive Plan”), which was approved at the Company’s 2015 Annual Meeting. The P-RSUs are eligible to vest over a three-year performance period based on the achievement of financial performance objectives and continued employment through the applicable vesting date. The T-RSUs will vest subject to continued employment over a three-year service period. Both P-RSUs and T-RSUs are designed to align NEO interest with that of shareholders and promote retention.

	P-RSUs		T-RSUs		Total Grant
Executive	# Granted	Grant Date Fair Values	# Granted	Grant Date Fair Values	Date Fair Values
Vincent L. Sadusky	201,733	$3,405,253	67,244	$1,135,079	$4,540,332
James F. Woodward	22,415	378,365	7,472	126,127	504,492
Deborah A. McDermott	53,796	908,076	17,932	302,692	1,210,768
Andrew C. Carington	20,173	340,520	6,724	113,501	454,021
Robert S. Richter	134,489	2,270,174	44,830	756,730	3,026,904

Perquisites and Other Personal Benefits

The Company provides its NEOs with a limited number of perquisites and other personal benefits as described below:

●

The Company offers tax preparation and financial planning services to some of its NEOs to reduce the amount of time and attention the officer must devote to such activities and to ensure the officer’s tax returns comply with IRS regulations. The services are taxable to the NEO, and the NEO pays the associated income taxes.

●

Consistent with their prior entitlements under the LIN Media’s automobile policy, Mr. Sadusky and Mr. Richter, until his separation, continue to use a company-owned vehicle and are responsible for paying income taxes associated with their personal use of such vehicles. In addition, Mrs. McDermott and certain other executives are eligible to receive a Company automobile allowance.

●	The Company provides life insurance coverage to Mr. Woodward beyond that offered to other Company employees. The Company pays the annual premium and related tax gross-ups.

Pension and Other Retirement Benefits

Certain NEOs, including our CEO, participate in various qualified and non-qualified retirement plans. At one time, these plans were generally available to a broad range of employees, including NEOs. However, Media General has frozen its retirement programs and the Deferred Compensation Plan. In addition, Media General assumed the obligations of LIN’s frozen retirement plan and its deferred compensation plan upon consummation of the merger. Each of the qualified and non-qualified plans are described more fully in the narrative discussion following the Pension and Non-qualified Deferred Compensation tables. The Company continues to sponsor a 401(k) Plan and a supplemental 401(k) Plan.

Employment Arrangements, Severance and Change-in-Control Benefits

In 2015, the Company entered into an amended and restated employment agreement with Mr. Woodward. The terms of this agreement and the agreements with Mr. Sadusky and the other named executive officers are summarized below following the Summary Compensation Table and in the Section titled “Potential Payments Upon Termination or Change in Control.” Certain agreements were further amended in early 2016 as described below.

Section 162(m) of the Internal Revenue Code (Code) limits the Company’s deduction for compensation paid to the NEOs (with the exception of the CFO) named in the Summary Compensation Table to $1 million during the tax year, subject to certain permitted exceptions. The Company’s Long-Term Incentive Plan has been structured so that awards of stock options, stock appreciation rights and certain performance awards may be granted in a manner that satisfies the exception under Section 162(m) of the Code for “qualified performance-based compensation.” However, although the Committee will consider the impact of Section 162(m) in making its compensation decisions, it believes the tax deduction is only one of several relevant considerations in setting compensation. Accordingly, if it is deemed appropriate to provide compensation that does not constitute qualified performance-based compensation, the Committee may do so and, in such event, certain portions of compensation paid to the NEOs may not be deductible for federal income tax purposes by reason of Section 162(m) of the Code.

Compensation Committee Report

The Committee has reviewed the section of this Form 10K/A titled “Compensation Discussion and Analysis” with the management of the Company, and the Committee has recommended that the CD&A be included in this Form 10K/A and filed with the Securities and Exchange Commission.

The Compensation Committee Dennis J. FitzSimons, Chairman Royal W. Carson, III Soohyung Kim Wyndham Robertson

Summary Compensation Table

The following table sets forth total compensation for 2015, 2014, and 2013 for the Company’s President and Chief Executive Officer, its Senior Vice President and Chief Financial Officer, the three other most highly compensated executive officers as of December 31, 2015 from the time they became NEOs. Please note, as described in the footnotes below, that total compensation includes equity-based compensation (i.e., stock awards and option awards) and certain compensation paid in-kind (e.g., certain perquisites). Therefore, total compensation reflected below includes both cash and non-cash compensation attributable to each NEO during the applicable year.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation (3)	Change in Pension Value and Non-qualified Deferred Compensation Earnings (4)	All Other Compensation (5)	Total
Vincent L. Sadusky (1)	2015	$900,000	-	$4,540,332	-	$400,000	-	$127,446	$5,967,778
President and	2014	24,605	$400,000	-	-	-	-	-	424,605
Chief Executive Officer

James F. Woodward	2015	500,000	-	504,493	-	200,000	-	95,380	1,299,873
Senior Vice President	2014	500,000	200,000	-	-	-	$148,806	61,952	910,758
and Chief Financial	2013	414,039	-	768,962	$43,520	153,456	-	58,762	1,438,739
Officer

Robert S. Richter (6)	2015	500,000	125,000	3,026,905	-	125,000	-	71,017	3,847,922
Former Senior Vice
President and Chief Digital Officer

Deborah A. McDermott (1)	2015	575,000	-	1,210,769	-	200,000	-	45,300	2,031,069
Senior Vice President	2014	575,000	200,000	-	-	-	-	21,200	796,200
and Chief Operating Officer	2013	78,767	-	884,299	-	700,000	-	1,397	1,664,463

Andrew C. Carington	2015	400,000	-	454,021	-	144,000	-	22,185	1,020,206
Vice President and	2014	400,000	144,000	-	-	-	23,727	10,400	578,127
General Counsel & Secretary	2013	326,933	-	617,013	23,120	94,631	-	25,064	1,086,761

(1)

Compensation for Mr. Sadusky in 2014 is limited to amounts earned or awarded on or after the closing of the merger with LIN Media on December 19, 2014. Compensation for Mrs. McDermott for 2013 is limited to amounts earned or awarded on or after the closing of the merger with Young on November 12, 2013.

(2)

The amounts in this column represent the grant date fair value of the equity awards calculated in accordance with FASB ASC Topic 718. Details and assumptions used in calculating the grant date fair value of the awards may be found in Note 6, “Stock-based Compensation,” to the Company’s audited consolidated financial statements for the year ended December 31, 2015, included in our annual report on Form 10-K filed with the SEC on February 29, 2016.

(3)	Reflects annual incentive awards paid in 2015 for the 2014 fiscal year. The annual incentive awards for 2015 were paid in 2016 and are reflected on page 13 in under the heading “Annual Incentives.”

(4)	Due to a higher discount rate, the present value for all Plans decreased in value during the year ended December 31, 2015 as shown below:

Name	Change in Present Value of Accumulated Benefits under Retirement Plan	Change in Present Value of Accumulated Benefits under Supplemental Retirement Plan	Change in Present Value of Accumulated Benefits under ERISA Excess Plan	Total
Vincent L. Sadusky	$(18,406)	$(44,744)	-	$(63,150)
James F. Woodward	(29,536)	-	(534)	(30,070)
Robert S. Richter	(1,827)	(488)	-	(2,315)
Andrew C. Carington	(6,089)	-	-	(6,089)

In 2015 Mr. Sadusky and Mr. Richter participated in the former LIN Media plans. Mrs. McDermott does not participate in a pension plan.

(5)	The amounts disclosed under this column for the most recent fiscal year (2015) consist of the following:

Name	Annual Company Contributions to Vested and Unvested Defined Contribution Plans	Annual Company Contributions to Supplemental 401(k) Plan and Supplemental Income Deferral Plan	Dollar Value of Insurance Premiums Paid by the Company With Respect to Variable Universal Life Insurance for the Benefit of the Named Executive Officer	Tax Gross Up Associated with Variable Universal Life Insurance for the Benefit of the Named Executive Officer	Perquisites	Total
Vincent L. Sadusky	$24,000	$85,769	-	-	$17,677	$127,446
James F. Woodward	18,000	13,050	$24,456	$39,874	-	95,380
Robert S. Richter	18,000	41,635	-	-	11,383	71,017
Deborah A. McDermott	18,000	15,300	-	-	12,000	45,300
Andrew C. Carington	18,000	4,185	-	-	-	22,185

Perquisites for Messrs. Sadusky, Richter and McDermott were for car allowances. Perquisites for Messrs. Woodward and Carington were less than $10,000 in aggregate and thus are excluded from total compensation.

(6)	Robert S. Richter, the Company’s Senior Vice President and Chief Digital Officer, separated from the Company effective as of February 1, 2016.

GRANTS OF PLAN-BASED AWARDS IN 2015

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards:
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Number of Shares of Stock or Units (#)	Grant Date Fair Value of Equity Awards ($)
Vincent L. Sadusky
Non-Equity Incentive Plan		$225,000	$1,125,000	$2,250,000
P-RSUs	4/23/2015				40,347	201,733	201,733		$3,405,253
T-RSUs	4/23/2015							67,244	1,135,079
James F. Woodward
Non-Equity Incentive Plan		45,000	225,000	450,000
P-RSUs	4/23/2015				4,483	22,415	22,415		$378,365
T-RSUs	4/23/2015							7,472	126,127
Robert S. Richter
Non-Equity Incentive Plan		45,000	225,000	450,000
P-RSUs	4/23/2015				26,898	134,489	134,489		$2,270,174
T-RSUs	4/23/2015							44,830	756,730
Deborah A. McDermott
Non-Equity Incentive Plan		51,750	258,750	517,500
P-RSUs	4/23/2015				10,759	53,796	53,796		$908,076
T-RSUs	4/23/2015							17,932	302,692
Andrew C. Carington
Non-Equity Incentive Plan		28,800	144,000	288,000
P-RSUs	4/23/2015				4,035	20,173	20,173		$340,520
T-RSUs	4/23/2015							6,724	113,501

Employment Agreements

The following are descriptions of employment agreements for the named executive officers.

Chief Executive Officer. On March 21, 2014, the Company entered into an employment agreement (Employment Agreement) with Mr. Sadusky, which commenced on December 19, 2014 (Effective Date) and continues for a term ending on the fifth anniversary of the Effective Date (subject to earlier termination as provided therein). Pursuant to the Employment Agreement, Mr. Sadusky was paid an annual base salary in the amount of $711,000 and, beginning with each fiscal year commencing as of January 1, 2015, was eligible to receive an annual incentive payment of up to $757,000. In February 2015, the Board approved a new base salary of $900,000 and target annual incentive payment of $1,125,000.

Mr. Sadusky is subject to covenants prohibiting competition with the Company and solicitation of the employees, consultants, customers and suppliers of the Company, in each case during the term of his employment and for the one-year period following the termination of his employment for any reason. Mr. Sadusky is also subject to a perpetual covenant not to disclose the confidential information or trade secrets of the Company. Under the Employment Agreement, during its term, the Company is required to use its best efforts to have Mr. Sadusky nominated as a member of the Board.

Other Named Executive Officers. Media General is party to an employment agreement with each of its named executive officers. During 2013, Media General entered into an employment agreement with each of Mr. Carington, Mrs. McDermott and Mr. Woodward, which became effective on November 12, 2013. During the year ended December 31, 2015, Media General entered into an amended and restated employment agreement with Mr. Woodward, which became effective on August 6, 2015. Pursuant to their employment agreements, in the event a named executive officer is terminated during the employment term by Media General other than for cause or disability, or by the officer for good reason, referred to as a “qualifying termination,” the officer will be entitled to severance and benefits consisting of:

•

1.5 times (one time for Mr. Sadusky, two times for Mr. Woodward) the sum of his base salary at the rate in effect immediately prior to termination plus the amount of the target annual incentive for the year of such termination (and in Mr. Sadusky’s case, the annual incentive amount for the prior fiscal year), referred to as the “severance payment;”

•	for all named executive officers, an amount equal to the target annual incentive opportunity for the year of such termination, pro-rated through the date of termination;

•	continuation of medical, dental, disability, and life insurance benefits for 12 months (24 months for Mr. Woodward) following the termination date;

•	accelerated vesting of any equity or stock-based compensation held by Messrs. Carington, and Woodward and Mrs. McDermott as of the termination date; and

•	for Mr. Woodward, outplacement services.

In addition, Mr. Woodward’s agreement provides that Media General may, upon delivery of notice of termination for any reason other than for cause, elect to extend Mr. Woodward’s employment for a period of six months in a non-officer position, during which period, (x) the terms of Mr. Woodward’s employment agreement shall continue to apply (other than the provision specifying his officer title) and (y) either Media General or Mr. Woodward may terminate Mr. Woodward’s employment prior to the end of the six-month extension period with 30 days’ notice. If Media General does not elect to extend Mr. Woodward’s employment in accordance with the foregoing, or Mr. Woodward elects to terminate his employment prior to the end of the six-month extension period, he shall be entitled to a lump sum payment equal to the base salary that would have been paid had he remained employed through the end of the extension period.

The agreements for Messrs. Sadusky, Carington, and Mrs. McDermott provide for increased severance payments and benefits in the event that a qualifying termination occurs in connection with a “change in control” (as such term is defined in the agreements) of Media General. The closing of transaction contemplated by the merger agreement signed in early 2016 with Nexstar would constitute a change in control under the agreements. The severance payments and benefits for Messrs. Sadusky and Carington and Mrs. McDermott in the event that a qualifying termination occurs in connection with a “change in control” include:

•	2 times the severance payment (as described above);

•	an amount equal to the target annual incentive opportunity for the year of such termination, pro-rated through the date of termination;

•

continuation of medical, dental, disability, and life insurance benefits for 24 months following the termination date for Mr. Sadusky (12 months following the termination date for Mr. Carington and Mrs. McDermott); and

•	accelerated vesting of any equity or stock-based compensation held by Messrs. Carington and Mrs. McDermott as of the termination date.

On January 5, 2016, Media General entered into an amendment with Messrs. Woodward and Carington, which would become effective upon the closing of the Nexstar transaction, which amended their employment agreements to provide the executive would be entitled to an excise tax gross-up in the event that, as a result of the payments that would be made as a result of or in connection with a change of control, the executive would be subject to an excise tax under Section 4999 of the Code. With the exception of Mr. Woodward’s agreement which was amended to remove his non-compete covenant, employment agreements also provide that following the termination of the named executive officer’s employment for any reason during the employment term, he or she will be bound by non-compete and non-solicitation covenants for a period of 12 months following such termination. In addition, on or about January 27, 2016, Media General entered into an amendment with Mrs. McDermott and Messrs. Carington and Woodward to extend the term of their respective employment agreements for a period of one year.

Former Named Executive Officer.

On September 27, 2013, the Company entered into an employment agreement with Mr. Richter, which commenced as of such date and continued for an indefinite term (subject to termination as provided therein). Pursuant to the employment agreement, Mr. Richter served in the role of Senior Vice President Digital, was paid an annual base salary of $383,000 and was eligible to receive an annual bonus payment equal to $255,000. In 2015, the Board approved a new base salary of $500,000. Mr. Richter’s employment agreement contained covenants prohibiting competition with the Company and solicitation of the employees, consultants, customers and suppliers of the Company, in each case during the term of his employment and for the one-year period following the termination of his employment for any reason. Mr. Richter is also subject to a perpetual covenant not to disclose the confidential information or trade secrets of the Company. Mr. Richter separated from the Company effective as of February 1, 2016, pursuant to the terms of a separation agreement which is described later in this report under the section entitled “Potential Payments Upon Termination or Change-in-Control.”

Outstanding Equity Awards Table

The following table provides a detail of outstanding stock options, restricted stock awards (RSA), performance-based stock units (P-RSU), time-based stock units (T-RSU) and PARS for each named executive officer as of December 31, 2015.

			Option Awards				Stock Awards
Name		Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#) (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#) (2) (3) (4)	Market Value of Shares or Units of Stock that Have Not Vested as of 12/31/15 ($)
Vincent L. Sadusky		12/8/2011	104,248	-	$2.46	12/08/2021
		12/6/2012	166,967	-	4.49	12/06/2022
	(RSA)	9/10/2013					135,074	$2,181,445
	(P-RSU)	4/23/2015					40,347	651,604
	(T-RSU)	4/23/2015					67,244	1,085,991
James F. Woodward		1/26/2006	5,100	-	$49.66	1/26/2016
		1/29/2008	2,400	-	20.30	1/29/2018
		1/29/2009	5,000	-	2.16	1/29/2019
		1/28/2010	5,000	-	8.90	1/28/2020
		1/27/2011	4,900	-	5.20	1/27/2021
		1/26/2012	11,100	-	4.98	1/26/2022
		1/31/2013	10,667	5,333	4.26	1/31/2023
	(PARS)	1/29/2008					4,800	$77,520
	(PARS)	1/28/2010					7,600	122,740
	(PARS)	1/26/2012					16,600	268,090
	(P-RSU)	4/23/2015					4,483	72,400
	(T-RSU)	4/23/2015					7,472	120,673
Robert S. Richter		12/8/2011	33,474	-	$2.46	12/08/2021
		12/6/2012	42,707	-	4.49	12/06/2022
	(RSA)	9/10/2013					29,722	$480,010
	(P-RSU)	4/23/2015					26,898	434,403
	(T-RSU)	4/23/2015					44,830	724,005
Deborah A. McDermott	(P-RSU)	4/23/2015					10,759	$173,758
	(T-RSU)	4/23/2015					17,932	289,602
Andrew C. Carington		1/26/2006	2,700	-	$49.66	01/26/2016
		1/29/2008	4,000	-	20.30	01/29/2018
		1/29/2009	3,000	-	2.16	01/29/2019
		1/28/2010	4,300	-	8.90	01/28/2020
		1/27/2011	3,200	-	5.20	01/27/2021
		1/26/2012	5,500	-	4.98	01/26/2022
		1/31/2013	5,667	2,833	4.26	01/31/2023
	(PARS)	1/26/2012					8,300	$134,045
	(P-RSU)	4/23/2015					4,035	65,165
	(T-RSU)	4/23/2015					6,724	108,593

Upon the closing of the LIN Media merger, each LIN Media option outstanding immediately prior to the effective time of the merger, was converted at the designated exchange ratio into an option to purchase shares of Media General on the same terms and conditions as were applicable under the LIN Media’s 2002 Plan. Stock option grants under the LIN Media 2002 Plan vest over a period of time that was determined by the Compensation Committee at the time of the grant. Upon termination of employment, under the LIN Media 2002 Plan, the employee has 60 days thereafter to exercise a vested option. If not exercised earlier, the options expire 10 years after the grant date. Options under the 2002 Plan are granted at fair market value on a predetermined date.

(1)	The unexercisable options awarded on January 31, 2013 vested on January 31, 2016 for Messrs. Woodward and Carington.

(2)

Restrictions on PARS awards granted on January 29, 2008 automatically lapse on January 29, 2018; restrictions on PARS awards granted on January 28, 2010 automatically lapse on January 28, 2020; and restrictions on PARS awards granted on January 26, 2012 automatically lapse on January 26, 2022, unless performance exceeds pre-set targets. PARS vest at the end of a 10-year period after grant. If certain pre-established earnings per share targets are achieved, vesting may accelerate to either a three, five or seven year period. PARS recipients are entitled to all the ownership rights of other holders of Voting Common Stock of the Company, including dividends. However, PARS cannot be sold or traded, and the ownership reverts to the Company upon termination of employment. Upon death, disability, or retirement after attaining age 63, executive officers vest in a pro rata portion of the shares awarded (which assumes ratable vesting over a 10-year period).

(3)	Restrictions on RSA shares awarded on September 10, 2013 automatically lapse on September 10, 2016.

(4)

On April 23, 2015, the Board of Directors of the Company approved the grant of P-RSUs and T-RSUs to certain executives under the LTIP. The vesting of the P-RSUs is contingent on the continued service of the grantee and the achievement of specific performance metrics designated by the Board of Directors of the Company. The P-RSUs become eligible to vest in three tranches. The first tranche, consisting of 25% of the total grant, became eligible to vest on December 31, 2015. Another 25% are eligible to vest on December 31, 2016, with the remaining 50% becoming eligible to vest on December 31, 2017. The T-RSUs vest over a three-year period with 25% vesting on February 26, 2016 and 2017, while the remaining 50% vest on February 26, 2018.

Option Exercises and Stock Vested Table

No stock options were exercised by the NEOs during 2015. The following table provides information with respect to restricted stock awards (RSAs) and deferred stock units (DSUs) that vested during 2015:

Name	Number of RSA Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($)	Number of DSUs Acquired on Vesting (#) (2)	Value Realized on Vesting ($)
Vincent L. Sadusky	177,082	$2,349,431	-	-
James F. Woodward	-	-	25,615	$393,446
Robert S. Richter	42,891	577,321	-	-
Deborah A. McDermott	-	-	29,457	452,460
Andrew C. Carington	-	-	20,492	314,757

(1)	A portion of the shares underlying the RSAs were withheld to satisfy applicable annual federal and state income tax withholding requirements.

(2)

The number of DSUs for Messrs. Woodward, Carington and Mrs. McDermott represent deferred stock units that vested in 2015. The vested stock units were settled within thirty days following vesting and entitled the named executive officer to a cash payment equal to, in respect of each DSU, the closing price per share on the date of vesting. A portion of the cash payment was withheld to satisfy applicable annual federal and state income and employment tax withholding requirements.

Pension Benefits Table

The following table provides information regarding estimated pension benefits for the NEOs as of and for the year ended December 31, 2015. For purposes of calculating the present value of accumulated benefits in the table below, the normal retirement age (the age at which the participant is eligible for unreduced benefits) is age 65 for the Media General Advantage Retirement and ERISA Excess plans and age 63 for the Supplemental Retirement Plan. Each of these plans have been fully frozen as explained below. Mrs. McDermott does not participate in a pension plan. Messrs. Sadusky and Richter participate in the LIN Television Corporation Retirement Plan (LIN Pension Plan) and the LIN Television Corporation Benefit Retirement Plan (LIN SERP). Effective December 31, 2015 the plans were merged with the Media General plans, descriptions of each of the plans that were in effect during 2015 are set forth below.

Reference is made to Note 11 of Item 8 of the 2015 Form 10-K, which is incorporated herein by reference, for assumptions made in valuing the pension benefits below.

Name	Plan Name	Number of Years Credited Service (#)(1)(2)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Vincent L. Sadusky	LIN Retirement Plan	5	$50,012	-
	LIN SERP	5	121,579	-
James F. Woodward	Media General Advantage Retirement Plan	23	578,414	-
	ERISA Excess Plan	23	10,467	-
Robert S. Richter	LIN Retirement Plan	2	22,387	-
	LIN SERP	2	5,972	-
Andrew C. Carington	Media General Advantage Retirement Plan	5	71,271	-

(1) Years of credited plan service with respect to the Media General Advantage Retirement and ERISA Excess plans reflect the officer’s years of service through December 31, 2006.

(2) Years of credited plan service with respect to the LIN Retirement Plan and the LIN SERP through April 1, 2009.

Media General Advantage Retirement Plan

The Media General Advantage Retirement Plan is a funded, qualified non-contributory defined benefit plan which covers substantially all full time employees hired before January 1, 2007. Employees become fully vested in plan benefits upon the earlier of completing five years of service or reaching age 65. Plan benefits begin either upon normal or late retirement after age 65 or upon early retirement after age 55 with at least ten years of service.

Each employee’s retirement benefit is based on a formula that uses average monthly compensation (salary and non-equity incentive awards), Social Security wages, and years of benefit service as its key inputs. Additional years of service are not granted under the plan. This aspect of the plan was frozen, effective December 31, 2006, and participants received years of service credit through that date or their date of termination, if earlier. The total amount of compensation to be factored into the benefit payment is subject to a federal limit. Due to an April 2009 plan amendment, compensation earned after May 31, 2009, does not increase accrued benefits, and the plan became fully frozen at that time. Benefits for any employee who elects early retirement are calculated in a manner similar to that described above; however, the amount of benefit is reduced by a formula based on retirement age.

Married participants are paid a joint and 100% survivor annuity, with the accrued benefit paid monthly over the life of the retiree. Upon the retiree’s death, 100% of this benefit is paid monthly to the surviving spouse. Participants alternatively may elect a life-only annuity payment, fixed payments for life plus 10 years, leveling payments (which consider the effects of Social Security payments), a joint and 50% survivor annuity, a joint and 66.67% survivor annuity or, for total retirement benefit amounts under $10,000, a lump-sum payment.

LIN Media Retirement Plan and SERP

The Company assumed the LIN Media Retirement Plan and the LIN Media SERP upon the consummation of the LIN Media merger. Participants in the LIN Media Retirement Plan participate in either a cash balance benefit plan or a traditional average final-pay plan and may also receive benefits under the LIN Media SERP, which is described below. Mr. Sadusky participates in the cash balance plan.

Effective April 1, 2009, these plans were frozen, and Media General does not expect to make additional benefit accruals to these plans. Pension benefits vest after three years of service. Cash balance plan accounts earn annual interest at a rate equal to the interest rate for five-year U.S. Treasury Bills plus 25 basis points (the interest rate is reset annually at the Treasury rate during the November preceding each plan year). As of December 31, 2015, the estimated annual retirement benefits payable under the cash balance plan and our SERP as an annuity for life upon normal retirement, assuming Mr. Sadusky remains employed by us at their current level of compensation until age 65, is approximately $22,000.

As permitted by the Employee Retirement Income Security Act of 1974, as amended, the LIN Media SERP is a non-qualified plan designed to provide for the payment by the Company of the difference, if any, between the amount of maximum Internal Revenue Service and/or other regulatory limitations and the annual benefit that would be payable under the LIN Media Retirement Plan (including the cash balance benefit plan and traditional average final-pay benefit plan), but for such limitations. The LIN Media SERP follows the provisions of the LIN Media Retirement Plan for normal retirement date and early retirement. Payments to cash balance participants will be paid in a lump sum six months after termination.

ERISA Excess Plan

The ERISA Excess Benefit Plan (ERISA Excess) is an unfunded, non-qualified, non-contributory defined benefit plan which operates in substantially the same manner as the Media General Advantage Retirement Plan described above, however, retirement benefits are not subject to the federal limit. ERISA Excess plan amendments coincided with amendments to the qualified plan. Consequently, the ERISA Excess Plan was fully frozen in 2009.

Non-Qualified Deferred Compensation Table

The following table summarizes, for the NEOs, the activity during the last fiscal year related to the Company’s non-qualified deferred compensation plans.

Name	Plan Name	Executive Contributions in last FY ($) (1)	Registrant Contributions in last FY ($) (1)	Aggregate Earnings in last FY ($) (2)	Aggregate Withdrawals / Distributions in last FY ($)	Aggregate Balance at last FYE ($) (3)
Vincent L. Sadusky	Supplemental Income Deferral Plan	-	$85,769	$159	-	$746,759
James F. Woodward	Supplemental 401(k) Plan	$28,000	13,050	700	-	25,207
Robert S. Richter	Supplemental Income Deferral Plan	-	41,635	(7,867)	-	327,761
Deborah A. McDermott	Supplemental 401(k) Plan	34,500	15,300	(1,697)	-	48,103
Andrew C. Carington	Supplemental 401(k) Plan	8,370	4,185	467	-	25.207

(1)

Amounts reported as executive contributions are included in the salary column of the Summary Compensation Table for each executive. Amounts reported as registrant contributions are included in the all other compensation column of the Summary Compensation Table for each executive.

(2)	Aggregate earnings represent interest and dividends earned as well as unrealized gains and losses on participant investments.

(3)	The aggregate balance includes executive contributions previously reported in the Summary Compensation Table for each named executive officer as follows:

Name	Plan Name	Amounts Included in 2015 Total Compensation	Amounts Included in 2014 Total Compensation	Amounts Included in 2013 Total Compensation
James F. Woodward	Supplemental 401(k) Plan	$28,000	$18,750	$2,900
Deborah A. McDermott	Supplemental 401(k) Plan	34,500	-	-
Andrew C. Carington	Supplemental 401(k) Plan	8,370	-	3,200

Deferred Compensation Plan

Generally, participants in the Deferred Compensation Plan are employees who earned amounts over certain qualified plan limits. Prior to the plan being frozen on January 1, 2012, participants were able to elect to defer, on a pre-tax basis, up to 80% of their annual salary and up to 100% of their non-equity incentive awards and earn a tax-deferred return on these amounts.

Plan participants can select from a combination of seven “phantom” equity and bond funds. Earnings are credited to each participant’s account based on hypothetical rather than actual investment activity. Prior to 1999, participants had the option to participate in a variable interest account, which earned income based on the same interest rate applicable to the Company’s long-term borrowings. Some participants continue to maintain a portion of their balance in this account. Investment choices can be changed at any time; however, no amounts can be transferred into the variable interest account.

The allowable methods of distribution, which must have been elected prior to or at the time of the deferral, are summarized below:

●

Retirement or death after retirement – participants can elect to receive a lump sum or annual payments of up to 20 years upon attaining the age of early retirement (defined in this plan as at least age 55 with 5 years of service). In case of death, the designated beneficiary will receive any remaining annual payments.

●	Termination of employment, disability, or death prior to retirement – amounts will be paid to the participant or designated beneficiary in a lump sum or in annual payments of up to 10 years.

Historically, LIN Media offered its named executive officers and other eligible employees the opportunity to participate in the LIN Deferred Compensation Plan which allowed eligible employees to defer up to 100% of their base salary and performance bonuses in either mutual funds managed by Fidelity Investments or in other designated securities. As of December 2008, LIN Media decided not to offer eligible employees the opportunity to participate in the Deferred Compensation Plan because, among other reasons, the number of participants in the plan had declined while the expense and resources required to manage the plan had increased. Mr. Sadusky participates in the Deferred Compensation Plan which remains in place for purposes of servicing the current participants and the balance of the amounts that were previously deferred by named executive officers and other eligible employees.

Supplemental 401(k) Plan

The Supplemental 401(k) Plan is a non-qualified plan which permits certain executives to defer amounts that are above the federal 401(k) limit and obtain Company matching funds and earnings on those deferrals. The maximum annual amount that can be deferred into the supplemental plan is 50% of the participant’s annual base salary. Prior to 2008, all participant account balances were invested in Media General Voting Common Stock held by a third-party trust. Beginning in 2008, participants over age 55 had the option to invest in a range of equity and bond funds in addition to Voting Common Stock.

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

Upon termination of employment for any reason, the participant (or beneficiary) receives a cash distribution. Participants are able to select the timing of payment (minimum of 6 months after separation and a maximum of 10 years after separation) provided the election was made at the time of deferral or prior to December 31, 2008, for amounts previously deferred. Participants cannot receive any distributions (including loans) while actively employed.

LIN Media Supplemental Income Deferral Plan

The LIN Media Supplemental Income Deferral Plan (“SIDP”) allows Mr. Sadusky and Mr. Richter each to defer 5- 80% of his base salary and 5-100% of his annual non-equity incentive awards on a tax-deferred basis and receive tax-deferred market-based growth. As of July 1, 2010, LIN began contributing to the SIDP three percent of the named executive officers’ income that exceeded the limit set by Internal Revenue Code Section 401(a)(17). In 2015, Media General made contributions to the SIDP for Mr. Sadusky and Mr. Richter equal to five percent of their respective base salaries and non-equity incentive plan compensation. Media General assumed the SIDP in connection with the LIN merger and these obligations are an unsecured obligation of the Company, meaning that payments of participant balances in the SIDP are not guaranteed if the Company becomes insolvent or bankrupt.

Potential Payments Upon Termination or Change-in-Control

In the event the NEO is terminated during the employment term by the Company other than for cause or disability, or by the officer for good reason, referred to as a “qualifying termination,” the officer will be, or in the case of Mr. Richter was, entitled to payment of:

●

1.5 times (one times for Messrs. Sadusky and Richter, two times for Mr. Woodward) the sum of his or her base salary at the rate in effect immediately prior to termination plus the target annual incentive opportunity for the year of such termination (and in Mr. Sadusky’s case the annual incentive amount for the prior fiscal year), referred to as the “severance payment”;

●	Continuation of medical, dental, disability, and life insurance benefits for 12 months following the termination date (24 months for Mr. Woodward);

●

Accelerated vesting of any equity or equity-based compensation held by Messrs. Carington and Woodward and Mrs. McDermott as of the termination date. The P-DSUs and T-DSU’s issued to Mr. Sadusky on April 23, 2015 will vest if his employment is terminated by the Company other than for cause; and

●	Outplacement services for Mr. Woodward.

In the event a qualifying termination occurs during the employment term following a change in control (as such term is defined in the employment agreements), the officer is entitled to the payments and benefits as provided in the event of a qualifying termination, except the multiple in calculating the severance payment will be 2 times and, in the case of Mr. Sadusky and Mr. Richter, the benefit continuation period will be 24 months. The severance cash amounts and benefits are reflected in the table below.

The employment agreements also provide that following the termination of the officer’s employment for any reason during the employment term, he or she will be bound by noncompete and nonsolicitation covenants for a period of 12 months following such termination.

Payments Associated with a Qualifying Termination in the Absence of a Change in Control

The table below sets forth an estimate of the total payments and benefits the NEOs are entitled to receive, assuming the NEO’s qualifying termination occurred on December 31, 2015 in the absence of a change in control.

Name	Cash (1) ($)	Equity (2) ($)	Benefits (3) ($)	Outplacement Services (4)	Total ($)
Vincent L. Sadusky	2,025,000	4,343,979	12,000	-	6,380,979
James F. Woodward	1,700,000	1,014,434	24,000	$25,000	2,763,434
Robert S. Richter	725,000	2,896,002	12,000	-	3,633,002
Deborah A. McDermott	1,250,625	1,158,407	12,000	-	2,421,032
Andrew C. Carington	816,000	602,116	12,000	-	1,430,116

(1)

These cash amounts represent the severance payment the executive would be entitled to receive upon a qualifying termination. Mr. Sadusky is entitled to 1 times his base salary ($900,000) and 1 times his target annual incentive opportunity for 2015 ($1,125,000); Mr. Woodward would be entitled to 2 times his base salary ($500,000), his target annual incentive opportunity ($225,000) and 6 months additional base salary for providing transition services ($250,000); Mr. Richter would be entitled to 1 times his base salary ($500,000) and his target annual incentive opportunity ($225,000); Mrs. McDermott would be entitled to 1.5 times her base salary ($575,000) and her target annual incentive award ($258,750); and Mr. Carington is entitled to 1.5 times his salary ($400,000) and his target annual incentive opportunity ($144,000).

(2)

Messrs. Woodward and Carington would vest in their unvested options, PARS, T-RSUs and P-RSUs, and Mr. Sadusky, Mr. Richter and Mrs. McDermott would vest in their unvested T-RSUs and P-RSUs. The estimated amounts attributable to each component are as follows: Mr. Sadusky ($4,343,979 attributable to T-RSUs and P-RSUs); Mr. Woodward ($63,409 attributable to options, $468,350 attributable to PARS, and $482,675 attributable to T-RSUs and P-RSUs); Mr. Richter ($2,896,002 attributable to T-RSUs and P-RSUs); Mrs. McDermott ($1,158,407 attributable to T-RSUs and P-RSUs); and Mr. Carington ($33,684 attributable to options, $134,045 attributable to PARS and $434,387 attributable to T-RSUs and P-RSUs). The amounts in this column are single-trigger payments by reason of the provisions in the NEO’s employment agreement or the grant agreement. Amounts reported in this column attributable to P-RSUs assumed achievement of target performance.

(3)

The benefits represents the estimated value of the continuation on the same terms of the medical, dental, disability, and life insurance benefits for the named executives for a period of 12 months following employment (24 months for Mr. Woodward).

(4)

For Mr. Woodward, this amount represents his entitlement upon a qualifying termination of payment or reimbursement of a maximum of $25,000 in respect of the costs, fees and expenses of outplacement assistance services. The amount included in this column is a single-trigger payments which become payable only in connection with a qualifying termination.

Payments Associated with a Qualifying Termination Associated with a Change in Control or a Change in Control Termination

The table below assumes a change in control took place on December 31, 2015 and the NEOs experienced a qualifying termination on that date. All payments set forth below are considered double-trigger benefits, meaning that such payments or benefits would be made upon the NEO’s qualifying termination of employment following a change in control.

Name	Cash (1) ($)	Equity (2) ($)	Benefits (3) ($)	Outplacement Services (4)	Total ($)
Vincent L. Sadusky	4,050,000	4,343,979	24,000	-	8,417,979
James F. Woodward	1,700,000	1,014,434	24,000	25,000	2,763,434
Robert S. Richter	1,450,000	2,896,002	24,000	-	4,370,002
Deborah A. McDermott	1,667,500	1,158,407	12,000	-	2,837,907
Andrew C. Carington	1,088,000	602,116	12,000	-	1,702,116

(1)

These cash amounts represent the severance payment the executive would be entitled to receive upon a qualifying termination. Mr. Sadusky is entitled to two times the sum of his base salary ($900,000) and his annual incentive opportunity ($1,125,000). Mr. Woodward would be entitled to two times the sum of his base salary ($500,000) and target annual incentive opportunity ($225,000), and six  months of additional base salary ($250,000) for providing transition services; Mr. Richter would be entitled to two times his base salary ($500,000) and his target annual incentive opportunity ($225,000); Mrs. McDermott would be entitled to two times the sum of her base salary ($575,000) and her target annual incentive award ($258,750). Mr. Carington is entitled to two times the sum of his salary ($400,000) and his target annual incentive opportunity ($144,000).

(2)	Messrs. Woodward and Carington would vest in their unvested options, PARS, T-RSUs and P-RSUs, and Mr. Sadusky, Mr. Richter and Mrs. McDermott would vest in their unvested T-RSUs and P-RSUs. The estimated amounts attributable to each component are as follows: Mr. Sadusky ($4,343,979 attributable to T-RSUs and P-RSUs); Mr. Woodward ($63,409 attributable to options, $468,350 attributable to PARS, and $482,675 attributable to T-RSUs and P-RSUs); Mr. Richter ($2,896,002 attributable to T-RSUs and P-RSUs); Mrs. McDermott ($1,158,407 attributable to T-RSUs and P-RSUs); and Mr. Carington ($33,684 attributable to options, $134,045 attributable to PARS and $434,387 attributable to T-RSUs and P-RSUs). The amounts in this column are single-trigger payments by reason of the provisions in the NEO’s employment agreement or the grant agreement. Amounts reported in this column attributable to P-RSUs assumed achievement of target performance.

(3)

The benefits represents the estimated value of the continuation on the same terms of the medical, dental, disability, and life insurance benefits for the named executives for a period of 24 months following employment for Messrs. Sadusky, Woodward and Richter and 12 months following employment for Mr. Carington and Mrs. McDermott.

(4)

For Mr. Woodward, this amount represents his entitlement upon a qualifying termination of payment or reimbursement of a maximum of $25,000 in respect of the costs, fees and expenses of outplacement assistance services.

As summarized in the table below, the Company maintains certain plans that require the Company to provide compensation to NEOs of the Company in the event of retirement, death or disability; the provisions generally apply to all participants of a particular plan equally. The accompanying table excludes plans that are available generally to all salaried employees. As the NEOs are vested in their account balances under the previously described Deferred Compensation and Supplemental 401(k) Plans, reference to those plans is also excluded.

Executive Benefits and Payments Upon Specified Triggering Event	Retirement	Disability	Death
Compensation:
Performance-Accelerated Restricted Shares (PARS)	Upon retirement after age 63, a pro rata portion of the restricted shares becomes vested (which assumes ratable vesting over a 10 year period).	Upon disability, a pro rata portion of the restricted shares becomes vested.	Upon death, a pro rata portion of the restricted shares becomes vested.
Time-Based Restricted Stock Units (T-RSUs) and Performance-Based Restricted Stock Units (P-RSUs)	All unvested restricted stock units are cancelled without consideration as of the date individual terminates their employment.	Upon disability, all restricted stock units become fully vested.	Upon death, all restricted stock units become fully vested.
Stock Options	Options become fully vested after age 63 with 10 years of service, provided the individual is employed on December 31 of the year of grant.	Upon disability, all options become fully vested.	Upon death, all options become fully vested.
Annual Incentive Plan	Employees who retire (age 55 or older with at least 5 years of service) are typically eligible to receive a prorated incentive award based on the full year's actual attained results.	Employees who become disabled (age 55 or older with at least 5 years of service) are typically eligible to receive a prorated incentive award based on the full year's actual attained results.	Upon death, employees (age 55 or older with at least 5 years of service) are typically eligible to receive a prorated incentive award based on the full year's actual attained results.
Benefits and Perquisites:
LIN Media Supplemental Income Deferral Plan (SIDP)

SIDP participants are eligible to defer five percent to 80% of their base salary and five percent to 100% of their annual non-equity incentive awards on a tax deferred basis and receive deferred market-based growth. The Company contributes three percent of the participant’s income that exceeds the limit set by the IRS.

If a SIDP participant becomes disabled for an indefinite period of time, the participant becomes eligible to receive benefits in either a lump sum payment or in installments over a period of time if the participant elected payments to be made in installments.

A participant’s beneficiary receives a lump-sum payment if the participant was an employee at the time of death. If the participants was no longer an employee and the benefit was being paid in installments at the time of death, the beneficiary will continue to receive installments on the same basis as participant received prior to their death.

ERISA Excess Plan (ERISA Excess)

Other than the maximum amount of benefit, retirement provisions operate in substantially the same manner as the qualified retirement plan. Because the plan is now frozen, participants do not receive credit for additional earnings or years of service.

		Other than the maximum amount of benefit, disability provisions operate in substantially the same manner as the qualified retirement plan.	Other than the maximum amount of benefit, death provisions operate in substantially the same manner as the qualified retirement plan.
Life Insurance Premiums Paid on Behalf of Officer and Associated Tax Gross Up

Retired employees (age 55 or older with 5 or more years of service) are eligible for continued Company-paid life insurance premium and tax gross-up payments until age 65. The targeted death benefit is generally equal to 150% of compensation (salary and non-equity incentive award target).

For disabled employees, the targeted death benefit is generally equal to 300% of final compensation up to age 55. The targeted death benefit generally decreases to 150% of compensation between ages 55 to age 65.

For active employees who die prior to age 65, the targeted death benefit is generally equal to 300% of compensation.

The obligation to pay death benefits to the beneficiary of each NEO pursuant to a variable universal life insurance policy is that of the insurance company; the Company only pays the insurance premiums on behalf of the NEO. In 2015, the Company paid insurance premiums only on behalf of Mr. Woodward. The table below quantifies the approximate life insurance proceeds that would have been payable (by the insurance company) to the beneficiary of each NEO if a triggering event had occurred as of December 31, 2015:

Named Executive Officer	Estimated Life Insurance Benefit as of December 31, 2015
James F. Woodward	$2,175,000

Mr. Richter, the former Senior Vice President and Chief Digital Officer of the Company, separated effective as of February 1, 2016, and entered into a separation agreement with the Company. In connection with his separation, Mr. Richter received the following payments and benefits:

●	Payment of $1,036,000 which represents 2x the sum of his base salary and the 2015 annual incentive payment;
●	Payment of compensation previously deferred within the LIN Television Corporation Supplemental Income Deferral Plan valued at $327,761 as of December 31, 2015;
●	Vesting of 145,697 restricted stock units as of the termination date; and
●	Continuation for 24 months of health and welfare benefits.

Receipt of the payment and benefits provided to Mr. Richter in connection with his separation was conditioned upon his release of claims against the Company. In addition, following termination, Mr. Richter continued to be bound by the restrictive covenants set forth in his employment agreement.

Director Compensation

Overview of the Company’s Director Compensation Philosophy

The Company’s Director compensation program is designed to align the interests of the Outside Directors (i.e., Directors who had not at any time served as an employee of the Company) with those of the Company’s shareholders and to provide competitive current compensation for services to the Board. The Compensation Committee, with the assistance of outside consultants, periodically reviews and modifies the Company’s Director compensation system to ensure these objectives continue to be met.

Chairman Compensation

J. Stewart Bryan III, retired as an executive officer of the Company in 2008. Mr. Bryan continued to serve as the non-executive Chairman of the Board of Directors until his death in January of 2016. Mr. Bryan was paid annual cash compensation of $300,000 for his service as non-executive Chairman. The Committee determined that cash compensation was appropriate given Mr. Bryan’s existing stock holdings in the Company. Additionally, Mr. Bryan was entitled to certain perquisites which totalled less than $10,000 in aggregate and are thus excluded in the table that follows.

During his tenure, Mr. Bryan was also a beneficiary of the Media General Advantage Retirement Plan and the Supplemental Retirement Plan. He received an annual benefit of approximately $137,000, which was paid in monthly installments under the qualified plan and an annual benefit of approximately $264,500 under the SERP plan which was paid annually. Mr. Bryan also received installment payments pursuant to the 1985 Deferred Compensation Plan. As of December 31, 2015, there were seven annual installments of $27,110 each remaining to be paid.

Outside Director Compensation

Currently, each of the Outside Directors receive an annual retainer of $160,000 (subject to current deferral elections). One half ($80,000) of this amount is paid in cash, subject to deferral elections, and the other half ($80,000) is paid in deferred stock units, all as set forth below. In addition, effective as of April 1, 2015 for their service, the Chairman of the Audit Committee began receiving an additional $20,000 per year paid in quarterly installments, and the Chairman of the Compensation and the Nominating and Governance Committees began receiving an additional $15,000 each year also paid in quarterly installments. Mr. McCormick receives an addition $25,000 each year for his services as an advisor to the digital businesses.

A percentage of the cash portion of the fees are paid in cash and the remaining percentage is paid in equity as determined by the individual Director. In 2015, Mrs. Cantor and Messrs. Carson, Diao, McCormick elected to receive 50% of their compensation in cash and 50% in deferred stock units. Miss Robertson and Messrs. FitzSimons and Muse elected to receive 25% of their compensation in cash and 75% in deferred stock units. Mr. Kim waived his right to receive compensation for his services as an Outside Director. Annual deferral elections must be made prior to the calendar year in which the retainer and additional fees are earned.

Directors’ Stock Ownership Guideline

To further align the interests of Directors and Stockholders, the Board of Directors adopted a share ownership guideline of 5,300 shares of the Company’s Voting Common Stock, including deferred stock units. The Board of Directors recommended this ownership guideline be attained within five years of a Director’s election to the Board.

Total Compensation for the Chairman and Outside Directors

The following table sets forth the components of total compensation during 2015 for the Chairman and Outside Directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
J..Stewart Bryan III, Former Chairman (2)	$300,000	-	$-	$300,000
Diana F. Cantor	60,125	$134,609	-	194,734
Royal W. Carson, III	53,788	127,861	-	181,649
H..C. Charles Diao	61,909	135,099	-	197,008
Dennis J. FitzSimons	49,000	155,125	-	204,125
Soohyung Kim (3)	-	-	-	-
Douglas W. McCormick	65,414	134,102	-	199,516
John R. Muse	36,538	146,884	-	183,422
Wyndham Robertson	37,000	146,884	-	183,884
Sullivan, Thomas J.	-	164,980	-	164,980

(1)

Amounts in the Stock Awards column reflect the aggregate grant date fair value of deferred stock units received by each Outside Director during 2015. Pursuant to the Directors’ Deferred Compensation Plan, the following Outside Directors elected to receive deferred stock units in lieu of cash: Ms. Cantor (3,606 units), Mr. Carson (2,986 units), and Mr. Diao (3,582 units), Mr. FitzSimons (5,297 units), Mr. McCormick (3,628 units), Mr. Muse (4,560 units), Miss Robertson (4,560 units) and Mr. Sullivan (6,078 units). Additionally, on April 23, 2015 each Director received 4,739 deferred stock units. As the deferred stock units are not settled until the retirement of the Outside Director, the value ultimately realized by the Outside Director is subject to changes in the Company’s stock price. The table below illustrates the impact changes in stock price have on the Outside Director’s stock unit account balance:

	12/31/14 Balance		Units Received		Change in Fair Value	12/31/15 Balance
Name	(#)	($)	(#)	($)	($)	(#)	($)
Diana F. Cantor	89,992	$1,505,566	8,345	$134,609	$(52,032)	98,337	$1,588,143
Royal W. Carson III	70	1,171	7,725	127,861	(3,143)	7,795	125,889
H.C. Charles Diao	5,258	87,966	8,321	135,099	(3,764)	13,579	219,301
Dennis J. FitzSimons	54,035	904,006	10,036	155,125	(24,384)	64,071	1,034,747
Soohyung Kim (3)	-	-	-	-	-	-	-
Douglas W. McCormick	70	1,171	8,367	134,102	985	8,437	136,258
John R. Muse	105	1,757	9,299	146,884	3,234	9,404	151,875
Wyndham Robertson	20,268	339,084	9,299	146,884	(8,461)	29,567	477,597
Thomas J. Sullivan	9,318	155,890	10,817	164,980	4,310	20,135	325,180

(2)	Compensation for Mr. Bryan included the reimbursement of the cost of home security services and a company car. Mr. Bryan is responsible for paying personal income taxes associated with these benefits.

(3)	Mr. Kim has waived his right to receive compensation for his services as an Outside Director.

Compensation Committee Interlocks and Insider Participation

During 2015, none of the members of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries, and no member of the Committee was formerly an officer of the Company or any of its subsidiaries. In addition, during 2015, none of the Company’s executive officers served as a member of a compensation committee or on a board of directors of any other entity an executive officer of which served as a member of the Company’s Board of Directors.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Holders of the Company’s Voting Common Stock

The following table shows the stock ownership as of the most recent practicable date of all persons known by the Company to have been the beneficial owners of more than 5% of the Company’s Voting Common Stock and the stock ownership of the Directors and officers of the Company. All such information is based on information furnished by or on behalf of the persons listed, who have sole voting power and sole dispositive power as to all shares listed, unless noted to the contrary.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Ownership

John R. Muse, Hicks Muse Fund III, Incorporated and affiliates(1)	11,631,627	9.0%
2100 McKinney Avenue, Suite 1600
Dallas, TX 75201

Mario Gabelli, GAMCO Investors, Inc. and affiliates(2)	10,284,921	7.9%
One Corporate Center
Rye, NY 10590

Oppenheimer Funds, Inc. and affiliate(3)	9,716,568	7.5%
Two World Financial Center
225 Liberty Street
New York, NY 10281

Soohyung Kim, Standard General L.P. and affiliates(4)	7,581,149	5.9%
767 Fifth Avenue, 12th Floor
New York, NY 10153

Executive Officers: (5)

Vincent L. Sadusky, President and Chief Executive Officer(6)	1,306,401	1.0%
James F. Woodward, Senior Vice President, Chief Financial Officer(7)	79,682	*
Deborah A. McDermott, Senior Vice President and Chief Operating Officer(8)	9,472	*
Andrew C. Carington, Vice President, General Counsel and Secretary(9)	40,683	*
Timothy J. Mulvaney, Controller and Chief Accounting Officer(10)	41,984	*

Outside Directors:

Diana F. Cantor(11)	98,537	*
Royal W. Carson, III(12)	120,278	*
H.C. Charles Diao	110,919	*
Dennis J. FitzSimons	74,791	*
Soohyung Kim(13)	7,581,149	5.9%
Douglas W. McCormick(14)	255,272	*
John R. Muse(1)	11,631,627	9.0%
Wyndham Robertson	40,910	*
Thomas J. Sullivan	20,741	*

Directors and Officers as a group	21,412,446	16.6%

*     Less than 1%

(1)

The share information is as of April 19, 2016, and is principally derived from a Schedule 13D filed by Hicks, Muse Fund III, Incorporated and affiliates, as amended on January 29, 2016. According to the Schedule 13D as amended, of the 11,631,627 shares listed: (1) Hicks, Muse, Tate & Furst Equity Fund III, L.P. may be deemed to beneficially own, and has shared voting and dispositive power with respect to, 8,855,759 shares; (2) HM3/GP Partners, L.P. may be deemed to beneficially own, and has shared voting and dispositive power with respect to, 8,855,759 shares; (3) Hicks Muse GP Partners III, L.P. may be deemed to beneficially own, and has shared voting and dispositive power with respect to, 8,971,563 shares; (4) Hicks Muse Fund III Incorporated may be deemed to beneficially own, and has shared voting and dispositive power with respect to, 8,971,563 shares; (5) HM3 Coinvestors, L.P. may be deemed to beneficially own, and has shared voting and dispositive power with respect to, 115,804 shares; (6) Hicks, Muse & Co. Partners, L.P. may be deemed to beneficially own, and has shared voting and dispositive power with respect to, 123,198 shares; (7) HM Partners, Inc. may be deemed to beneficially own, and has shared voting and dispositive power with respect to, 123,198 shares; (8) Hicks, Muse, Tate & Furst Equity Fund IV, L.P. may be deemed to beneficially own, and has shared voting and dispositive power with respect to, 2,293,007 shares; (9) Hicks, Muse, Tate & Furst Private Equity Fund IV, L.P. may be deemed to beneficially own, and has shared voting and dispositive power with respect to, 15,423 shares; (10) HM4 Partners, L.P. may be deemed to beneficially own, and has shared voting and dispositive power with respect to 2,308,430 shares; (11) Hicks, Muse GP Partners L.A., L.P. may be deemed to beneficially own, and has shared voting and dispositive power with respect to, 2,308,430 shares; (12) Hicks, Muse Latin America Fund I Incorporated may be deemed to beneficially own, and has shared voting and dispositive power with respect to, 2,308,430 shares; (13) HM4-EQ Coinvestors, L.P. may be deemed to beneficially own, and has shared voting and dispositive power with respect to, 35,584 shares; (14) Hicks, Muse GP Partners IV, L.P. may be deemed to beneficially own, and has shared voting and dispositive power with respect to, 35,584 shares; (15) Hicks, Muse Fund IV, LLC may be deemed to beneficially own, and has shared voting and dispositive power with respect to, 35,584 shares; (16) HM Capital Partners I LP, may be deemed to beneficially own, and has shared voting and dispositive power with respect to, 4,829 shares; (17) HMCP GP LLC may be deemed to beneficially own, and has shared voting and dispositive power with respect to, 4,829 shares; (18) Muse Family Enterprises, Ltd. may be deemed to beneficially own, and has shared voting and dispositive power with respect to, 685 shares; (19) JRM Interim Investors, L.P. may be deemed to beneficially own, and has shared voting and dispositive power with respect to, 4,927 shares; (20) JRM Management Company, LLC may be deemed to beneficially own, and has shared voting and dispositive power with respect to 5,612 shares; (21) John R. Muse, a director of the Company, may be deemed to beneficially own 11,631,627 shares, has sole voting and dispositive power with respect to 182,411 shares (which include 73,570 shares subject to currently exercisable options; 9,404 deferred stock units; and 3,972 restricted shares granted prior to the LIN Media merger under the LIN Media LLC Stock Plan, which shares remain subject to forfeiture until vested), and has shared voting and dispositive power with respect to 11,449,216 shares; and (22) Andrew S. Rosen may be deemed to beneficially own, and has shared voting and dispositive power with respect to, 11,443,604 shares. Each of these entities and Messrs. Muse and Rosen disclaim beneficial ownership of the shares reported except to the extent of its or his pecuniary interest in such shares.

(2)

The share information is as of December 30, 2014, and is derived from a Schedule 13D filed by GAMCO Investors, Inc. (“GBL”) and affiliates, as amended on December 30, 2014. According to the Schedule 13D as amended, of the 10,284,921 shares listed, Gabelli Funds, LLC (“Gabelli Funds”) beneficially owns 3,060,381 shares, has sole voting power with respect to 13,000 shares, and has sole dispositive power with respect to 3,060,381 shares; GAMCO Asset Management Inc. (“GAMCO”) beneficially owns, has sole dispositive power with respect to, 5,985,888 shares, and has sole voting power with respect to 5,608,686 shares; MJG Associates, Inc. (“MJG Associates”) beneficially owns, and has sole voting and dispositive power with respect to, 3,007 shares; and Teton Advisors, Inc. (“Teton Advisors”) beneficially owns, and has sole voting and dispositive power with respect to, 1,188,889 shares; Gabelli Securities, Inc. (“GSI”) beneficially owns, and has sole voting and dispositive power with respect to, 44,513 shares; and GBL beneficially owns, and has sole voting and dispositive power with respect to, 2,243 shares. Each of GBL, GGCP, Inc. and Mario J. Gabelli is deemed to beneficially own, and has indirect sole voting and dispositive power with respect to the shares beneficially owned by Gabelli Funds, GAMCO, MJG Associates, Teton Advisors and GBL.

(3)

The share information is as of December 31, 2015 , and derived from a Schedule 13G filed by OppenheimerFunds, Inc. and Oppenheimer Senior Floating Rate Fund as amended on February 4, 2016. According to the Schedule 13G as amended, of the 9,716,568 shares listed, OppenheimerFunds, Inc. may be deemed to beneficially own, and has shared voting and dispositive power with respect to, 9,716,568 shares; and Oppenheimer Senior Floating Rate Fund may be deemed to beneficially own, and has shared voting and dispositive power with respect to, 6,793,744 shares.

(4)

The share information is as of March 4, 2016, and is derived from a Schedule 13D filed by Standard General L.P. (“Standard General”) and affiliates as amended on March 7, 2016. According to the Schedule 13D as amended, of the 7,581,149 shares listed, Standard General Communications LLC (“SG Communications”) directly holds, beneficially owns, shares voting and dispositive power with respect to, 6,982,055 shares, and Standard General Fund L.P. (the “SG Fund”) directly holds, beneficially owns, and shares voting and dispositive power with respect to, 7,581,149 shares. The SG Fund, of which SG Communications is a wholly owned subsidiary, may also be deemed to have beneficial ownership of, and share voting and dispositive power with respect to, the 7,581,149 shares held directly by SG Communications. Standard General serves as investment manager to each of the SG Fund and SG Communications and, in that capacity, exercises voting and investment control over the shares held by the SG Fund and SG Communications, and Soohyung Kim, a director of the Company, is a director of the general partner of Standard General. By virtue of the foregoing, Standard General and Mr. Kim may be deemed to beneficially own, and have share voting and dispositive power over, all of the 7,581,149 shares listed. Each of Mr. Kim, Standard General, the SG Fund and SG Communications disclaims beneficial ownership of the shares reported except to the extent of its or his pecuniary interest in such shares.

(5)	Includes shares held in the 401(k) Plan as of April 19, 2016.

(6)	The share information is as of April 19, 2016. Shares listed for Mr. Sadusky include 271,215 shares subject to currently exercisable options.

(7)	The share information is as of April 19, 2016. Shares listed for Mr. Woodward include 39,067 shares subject to currently exercisable options.

(8)	The share information is as of April 19, 2016. Shares listed for Mrs. McDermott include no shares subject to currently exercisable options.

(9)	The share information is as of April 19, 2016. Shares listed for Mr. Carington include 25,667 shares subject to currently exercisable options.

(10)	The share information is as of April 19, 2016. Shares listed for Mr. Mulvaney include 20,867 shares subject to currently exercisable options.

(11)	Includes deferred stock units earned, as of December 31, 2015, pursuant to the Media General, Inc., Directors’ Deferred Compensation Plan as indicated in “Director Compensation.”

(12)	The share information is as of April 19, 2016. Shares listed for Mr. Carson include 18,465 shares subject to currently exercisable options.

(13)	See (4) above.

(14)	The share information is as of April 19, 2016. Shares listed for Mr. McCormick include 24,682 shares subject to currently exercisable options.

Equity Compensation Plan Information as of December 31, 2015

(Shares in 000s)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding option, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Long-term Incentive Plan			5,571
Stock options	1,367	5.85
Restricted Stock	287	17.64
PARS	50	15.06
Performance-based RSU	672	16.88
Time-based RSU	287	16.88
Director’s Deferred Comp	311	11.67

Employee Stock Purchase Plan	16	-	584

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Director Independence

All non-management members of the Company’s Board of Directors are independent, in accordance with the rules of the New York Stock Exchange (the NYSE) and the Company’s more stringent Director Independence Standards. The Board affirmatively has determined that the Company’s non-management Directors and Director nominees, Diana F. Cantor, Royal W. Carson, III, H.C. Charles Diao, Dennis J. FitzSimons, Soohyung Kim, Douglas W. McCormick, John R. Muse, Wyndham Robertson, and Thomas J. Sullivan are independent and have no relationship with the Company that would interfere with their exercise of independent judgment in carrying out the responsibilities of a Director. In making this determination with respect to Soohyung Kim, the Board considered that Mr. Kim is the Chief Executive Officer and the Chief Investment Officer of Standard General, L.P. (Standard General), which exercises voting and investment control over approximately 5.9% of the outstanding shares of the Voting Common Stock of the Company that are held by investment funds for which Standard General serves as investment manager. In making this determination with respect to Thomas J. Sullivan, the Board considered that Mr. Sullivan was the Executive Chairman of Young until it merged with the Company in November 2013, was Young's Chief Financial Officer in 2012 and continued to receive severance payments until November 2014 (not conditioned on his continued service as a Director of the Company) in respect of his prior service as Young's Executive Chairman. In making this determination with respect to John R. Muse, the Board considered that Mr. Muse, a former director of LIN Media who joined the Board in December 2014 in connection with the Company’s merger with LIN Media, is the Chairman of Kainos Capital, LLC, successor to Hicks, Muse & Co., and has shared voting and dispositive power with respect to approximately 8.9% of the outstanding shares of the Voting Common Stock of the Company that are held by investment funds for which Kainos Capital serves as investment manager. In making this determination with respect to Douglas W. McCormick, the Board considered that Mr. McCormick is on the Board of Directors of Everyday Health Media, LLC which entered into a 30 day cross-promotional agreement with a subsidiary of Media General which qualified as a related party transaction in December of 2015. The Audit Committee reviewed and approved the transaction beforehand pursuant to the applicable Policy and Procedures with Respect to Related Person Transactions. The Company’s Director Independence Standards are available at the Company website, www.mediageneral.com.

Related Person Transactions

The Board of Directors has adopted a written Policy and Procedures with Respect to Related Person Transactions containing the policies and procedures governing the review and approval of related person transactions involving the Company.

For purposes of this policy, a “Related Person Transaction” is any financial transaction, arrangement or relationship in which the Company was, is or will be a participant; where the amount involved exceeds $120,000; and in which a Director, executive officer, Director nominee, beneficial owner of 5% of the Company's Voting Common Stock, or any of their respective immediate family members, has a direct or indirect interest, unless the Company’s Chief Financial Officer or General Counsel determines that the interest is not material or otherwise not required to be disclosed under the SEC’s rules.

Under the policy, any potential Related Person Transaction is to be analyzed by the Company’s Chief Financial Officer or the General Counsel to determine whether the transaction is a Related Person Transaction. Related Person Transactions will be submitted to the Audit Committee of the Board of Directors for consideration at the next Audit Committee meeting. However, in those instances in which the Chief Financial Officer or the General Counsel, in consultation with the Chief Executive Officer or the Chief Financial Officer (as applicable), determines it is not practicable or desirable for the Company to wait until the next Audit Committee meeting, the Related Person Transaction will be submitted to the Chair of the Audit Committee. The review of a Related Person Transaction is to include the consideration of all the relevant facts and circumstances, including, if applicable:

●	the benefits to the Company,

●	the impact of the transaction on the independence of any Director or Director nominee,

●	the availability of other sources for comparable products or services,

●	the terms of the transaction, and

●	the terms available to unrelated third parties or to employees generally.

The Audit Committee (or its Chair) is to approve only those Related Person Transactions that the Audit Committee (or its Chair) determines in good faith are in, or not inconsistent with, the best interests of the Company and its Stockholders.

The Policy and Procedures with Respect to Related Person Transactions is available at the Company’s website, www.mediageneral.com.

Item 14.	Principal Accounting Fees and Services.

The Audit Committee has adopted policies and procedures for pre-approving audit and non-audit services to be performed by the Company’s independent auditors to assure that the provision of these services does not impair the auditors’ independence. Under these policies, the term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee provides for a different period. The Company’s annual audit services, engagement terms and fees and audit-related services to be provided by the Company’s auditors are subject to specific pre-approval by the Audit Committee. The Audit Committee may pre-approve non-audit services, including tax compliance, tax planning and tax advice, that it believes are appropriate and would not impair an independent accountant’s independence.

The following table presents fees billed by Deloitte & Touche LLP for services provided during fiscal years 2015 and 2014. All services reflected in the fees below were pre-approved by the Audit Committee in accordance with its established procedures.

	2015	2014
Audit Fees (a)	$1,954,000	$2,081,000
Audit-Related Fees (b)	158,000	325,000
Tax Fees (c)	92,000	218,000
All Other Fees	--	--
Total	$2,204,000	$2,624,000

(a)

Audit fees include professional services provided for the audit of the Company's annual financial statements, as well as reviews of the Company's quarterly reports on Form 10-Q, services associated with SEC registration statements and other documents issued in connection with securities offerings (e.g., consents), assistance in responding to SEC comment letters, and fees for professional services for the audit of the Company's internal controls under Section 404 of the Sarbanes-Oxley Act.

(b)

Audit-related fees include separate subsidiary audits and assistance with due diligence services pertaining to potential mergers and acquisitions, including review of financial statements and other financial data and records, discussions with counterparty’s external auditor as well as with its internal finance, accounting, and other personnel, and consultations relating to potential transactions.

(c)

Tax fees include for professional services for tax-related advice relating to mergers, acquisitions and divestitures, and an IRS Code Section 382 study relating to the limitation on net operating loss carryforwards and certain built-in losses following ownership change. Executive tax services are not provided to the Company by Deloitte & Touche LLP.

Part IV

Item 15. Exhibits and Financial Statements.

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

10.38

Employment Agreement dated as of November 5, 2015, by and between Media General Inc. and Timothy J, Mulvaney as Chief Accounting Officer and Controller (incorporated by reference to exhibit 10.38 to Original Filing).

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

12.1	Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12.1 to Original Filing).
21	List of subsidiaries of the registrant (incorporated by reference to Exhibit 21 to Original Filing).
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to Original Filing).
31.1	Section 302 Chief Executive Officer Certification. *
31.2	Section 302 Chief Financial Officer Certification. *
32	Section 906 Chief Executive Officer and Chief Financial Officer Certification (incorporated by reference to Exhibit 32 to Original Filing).
101

The following financial information from the Media General, Inc. Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL includes: (i) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (ii) Consolidated Balance Sheets at December 31, 2015, and 2014 (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements (previously filed with the Original Filing).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIA GENERAL, INC.

Date: April 29, 2016	/s/ Vincent L. Sadusky
Vincent L. Sadusky, President and Chief Executive Officer