Form 10-Q
period 2016-03-31
MEDIA GENERAL INC
filed 2016-05-09
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549
Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

Larger accelerated filer X	Accelerated filer
Non-accelerated filer	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                    No          X
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 4, 2016.
Voting Common shares (no par value):          129,272,908

MEDIA GENERAL, INC.
TABLE OF CONTENTS
FORM 10-Q REPORT
March 31, 2016

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Media General, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands, except shares)

ASSETS
	March 31, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$33,593	$41,091
Trade accounts receivable (less allowance for doubtful accounts 2016 - $4,448; 2015 - $4,634)	291,889	298,474
Prepaid expenses and other current assets	17,387	15,083
Total current assets	342,869	354,648

Property and equipment, net of accumulated depreciation 2016 - $162,653 ; 2015 - $145,274	457,418	470,537
Other assets, net	32,910	38,070
Definite lived intangible assets, net of accumulated amortization 2016 - $160,897; 2015 - $138,072	849,839	871,129
Broadcast licenses	1,097,100	1,097,100
Goodwill	1,544,624	1,544,624
Total assets (a)	$4,324,760	$4,376,108

See accompanying notes.

(a) Consolidated assets as of March 31, 2016 and December 31, 2015, include total assets of variable interest entities (VIEs) of $142 million and $145 million, respectively, which can only be used to settle the obligations of the VIEs. See Note 1 and Note 3.

Media General, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except shares)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2016	December 31, 2015
Current liabilities:
Trade accounts payable	$19,854	$35,800
Accrued salaries and wages	21,129	21,465
Accrued expenses and other current liabilities	108,110	95,500
Current installments of long-term debt	3,514	3,804
Current installments of obligation under capital leases	841	859
Total current liabilities	153,448	157,428

Long-term debt, net	2,200,343	2,199,110
Deferred tax liability and other long-term tax liabilities	293,973	315,234
Long-term capital lease obligations	13,810	14,012
Retirement and postretirement plans	179,377	182,987
Other liabilities	33,287	34,920
Total liabilities (b)	2,874,238	2,903,691

Commitments and contingencies

Noncontrolling interests	37,465	24,447

Stockholders' equity:
Preferred stock (no par value): authorized 50,000,000 shares; none outstanding	—	—
Common stock (no par value):
Voting common stock, authorized 400,000,000 shares; issued 2016 - 129,241,012 and 2015 - 128,600,384	1,296,879	1,305,155
Accumulated other comprehensive loss	(31,224)	(31,224)
Retained earnings	147,402	174,039
Total stockholders' equity	1,413,057	1,447,970
Total liabilities, noncontrolling interests and stockholders' equity	$4,324,760	$4,376,108

See accompanying notes.

(b) Consolidated liabilities as of March 31, 2016 and December 31, 2015, include total liabilities of VIEs of $36 million and $38 million, respectively, for which the creditors of the VIEs have no recourse to the Company, except for certain of the debt, which the Company guarantees. See Note 1 and Note 3.

Media General, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31, 2016	March 31, 2015
Net operating revenue	$343,463	$296,734
Operating costs:
Operating expenses, excluding depreciation expense	151,143	125,876
Selling, general and administrative expenses	78,321	80,470
Amortization of program license rights	12,066	11,758
Corporate and other expenses	10,352	12,651
Depreciation and amortization	40,121	40,283
Gain related to property and equipment, net	(768)	(228)
Merger-related expenses	65,882	5,277
Restructuring expenses	3,982	—
Total operating costs	361,099	276,087
Operating income (loss)	(17,636)	20,647
Other income (expense):
Interest expense	(28,556)	(31,023)
Debt modification and extinguishment costs	—	(613)
Other, net	74	3,290
Total other expense	(28,482)	(28,346)

Loss before income taxes	(46,118)	(7,699)
Income tax benefit	20,405	3,157
Net loss	$(25,713)	$(4,542)

Net income attributable to noncontrolling interests (included above)	477	2,891
Net loss attributable to Media General	$(26,190)	$(7,433)

Other comprehensive income	—	—
Total comprehensive loss attributable to Media General	$(26,190)	$(7,433)

Earnings (loss) per common share (basic and diluted):

Net loss per common share (basic)	$(0.20)	$(0.06)
Net loss per common share (assuming dilution)	$(0.20)	$(0.06)

See accompanying notes.

Media General, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net loss	$(25,713)	$(4,542)
Adjustments to reconcile net income (loss):
Deferred income tax benefit	(21,261)	(3,357)
Depreciation and amortization	40,121	40,283
Amortization of program license rights	12,066	11,758
Amortization of debt premiums, discounts and issue costs	2,033	308
Gain on disposal of property and equipment, net	(768)	(228)
Gain on relocation of spectrum	—	(3,120)
Stock-based compensation	2,078	3,010
Debt modification and extinguishment costs	—	613
Change in assets and liabilities:
Program license rights, net of liabilities	(12,110)	(10,867)
Trade accounts receivable	6,330	31,080
Company owned life insurance (cash surrender value less policy loans including repayments)	(312)	(519)
Trade accounts payable, accrued expenses and other liabilities	(3,728)	(3,932)
Contributions to retirement plans	—	(1,250)
Other, net	(3,535)	(2,818)
Net cash (used) provided by operating activities	(4,799)	56,419
Cash flows from investing activities:
Capital expenditures	(6,763)	(7,209)
Proceeds from the sale of property and equipment	3,976	262
Proceeds from spectrum relocation	—	620
Other, net	(10)	(5)
Net cash used by investing activities	(2,797)	(6,332)
Cash flows from financing activities:
Repayment of borrowings under Media General Credit Agreement	—	(35,000)
Borrowings under Media General Revolving Credit Facility	30,000	—
Repayments under Media General Revolving Credit Facility	(30,000)	—
Repayment of borrowings under Shield Media Credit Agreement	(800)	(600)
Repayment of other borrowings	(290)	(290)
Exercise of stock options	1,408	958
Other, net	(220)	(764)
Net cash provided (used) by financing activities	98	(35,696)
Net (decrease) increase in cash and cash equivalents	(7,498)	14,391
Cash and cash equivalents at beginning of period	41,091	43,920
Cash and cash equivalents at end of period	$33,593	$58,311
Cash paid for interest	$24,973	$29,444
Cash paid for income taxes, net	$618	$1,963
Cash paid for Meredith termination fee	$60,000	$—
See accompanying notes.

MEDIA GENERAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Annual Report on Form 10-K of Media General, Inc. ("Media General" or the "Company") for the year ended December 31, 2015. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included.

In September 2015 the Company announced a merger agreement under which the Company would have acquired all of the outstanding common stock of Meredith Corporation (“Meredith”) in a cash and stock transaction. Later in September of 2015 the Company received an unsolicited proposal from Nexstar Broadcasting Group, Inc. (“Nexstar”) to acquire all of the outstanding common stock of Media General. Following discussion between the various parties, in January 2016 Media General terminated its agreement with Meredith with Media General paying Meredith a $60 million termination fee and providing Meredith with an opportunity to negotiate for the purchase of certain broadcast and digital assets owned by the Company. Immediately thereafter, the Company entered into an agreement with Nexstar whereby Nexstar will acquire all outstanding shares of Media General for $10.55 per share in cash, 0.1249 shares of Nexstar Class A common stock for each Media General share and a contingent value right (CVR). The cash consideration and the stock consideration are fixed amounts and do not increase or decrease based upon the proceeds (if any) from the disposition of either Nexstar's or Media General's spectrum in the FCC auction. Upon the completion of the transaction, Nexstar will change its name to Nexstar Media Group. Each CVR will entitle Media General shareholders to a pro rata share of the net cash proceeds as received from the sale of Media General's spectrum in the Federal Communication Commission's upcoming Incentive Auction. It is estimated that Media General shareholders will own approximately 34% and existing Nexstar shareholders will retain approximately 66% ownership of the combined company after closing. The closing of the transaction is subject to the satisfaction of a number of conditions including, but not limited to, the approval of various matters relating to the transaction by Media General and Nexstar shareholders, the approval of the Federal Communications Commission (“FCC”), clearance under the Hart-Scott-Rodino antitrust act and certain third party consents. Merger-related expenses for the Meredith termination fee, legal and professional fees for the Meredith and Nexstar transactions totaled $66 million for the quarter ended March 31, 2016.

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

The Company guarantees all of the debt of LIN Television Corporation ("LIN Television", a wholly owned subsidiary of the Company) and the debt of its consolidated VIEs. LIN Television guarantees all of the debt of its restricted wholly owned subsidiaries and the debt of its consolidated VIEs. All of the consolidated wholly owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television's 5.875% Senior Notes due 2022 (the “2022 Notes”) and the 6.375% Senior Notes due 2021 (the "2021 Notes") on a joint-and-several basis, subject to customary release provisions.

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) issued a converged standard on revenue recognition from contracts with customers, Accounting Standards Update

("ASU") 2014-09 (Topic 606 and IFRS 15). This standard will supersede nearly all existing revenue recognition guidance. In August 2015 the FASB issued ASU 2015-14, Revenue From Contracts With Customers: Deferral of the Effective Date which defers the effective date of ASU 2014-09 until fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual periods beginning on or after December 15, 2015. The Company adopted this guidance as of January 1, 2016 and $30.7 million was reclassified to reduce "Long-term Debt" as of March 31, 2016. In order to conform to the presentation adopted $32.2 million was reclassified from "Other assets, net" to "Long-term Debt" in the 2015 figures presented on the Consolidated Condensed Balance Sheets and in Note 10 Guarantor Financial Information. Approximately $285 thousand was reclassified from "Other assets, net" to "Long-term Debt" in the 2015 figures presented in Note 3 Variable Interest Entities.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

In March 2016, the FASB released ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years.

Note 2: Segment Information

The Company has two reportable operating segments, “Broadcast” and “Digital” that are disclosed separately from our corporate activities. The Broadcast segment includes 71 television stations that are either owned, operated or serviced by the Company in 48 U.S. markets, all of which are engaged principally in the sale of television advertising. The Digital segment includes the operating results of the digital companies (Federated Media and HYFN) as well as the business operations related to the television station companion websites. Unallocated corporate expenses primarily include costs to operate as a public company and to operate corporate locations.

The Company identifies operating segments based on how the chief operating decision maker (“CODM”) allocates resources, assesses performance and makes decisions. The CODM is the President, and Chief Executive Officer. The CODM evaluates performance and allocates resources based on operating income or loss for the Broadcast and Digital segments, excluding non-segment expenses.

	Three Months Ended March 31,
(in thousands)	2016	2015
Revenues
Broadcast	$305,593	$266,484
Digital	37,870	30,250
Revenues	$343,463	$296,734

	Three Months Ended March 31,
(in thousands)	2016	2015
Operating income
Broadcast	$103,618	$80,821
Digital	(1,685)	(2,191)
Segment operating income	101,933	78,630
Corporate and other expenses	(10,352)	(12,651)
Depreciation and amortization	(40,121)	(40,283)
Gain related to property and equipment, net	768	228
Merger-related expenses	(65,882)	(5,277)
Restructuring expenses	(3,982)	—
Operating income (loss)	$(17,636)	$20,647

Note 3: Variable Interest Entities

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

The carrying amounts and classification of the assets and liabilities of the consolidated VIE entities described above, which have been included in the consolidated balance sheets as of March 31, 2016, and December 31, 2015, were as follows:

(In thousands)	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$3,554	$3,693
Trade accounts receivable (less allowance for doubtful accounts 2016 - $89; 2015 - $94)	7,985	9,798
Prepaid expenses and other current assets	715	796
Total current assets	12,254	14,287
Property and equipment, net	1,937	1,904
Other assets, net	2,874	3,094
Definite lived intangible assets, net	31,479	32,244
Broadcast licenses	71,300	71,300
Goodwill	21,859	21,859
Total assets	$141,703	$144,688
Liabilities
Current liabilities
Trade accounts payable	$13	$16
Other accrued expenses and other current liabilities	1,974	2,221
Current installments of long-term debt	3,514	3,804
Total current liabilities	5,501	6,041
Long-term debt, net	23,285	24,062
Other liabilities	6,981	8,310
Total liabilities	$35,767	$38,413

The assets of the Company’s consolidated VIEs can only be used to settle the obligations of the VIEs and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. At March 31, 2016, the Company has an option to acquire the assets or member's interest of the VIE entities that it may exercise if the FCC attribution rules change to permit the Company to acquire such interest. The option exercise price is of nominal value and significantly less than the carrying value of their tangible and intangible net assets. The options are carried at zero on the Company’s consolidated balance sheet, as any value attributable to the options is eliminated in the consolidation of the VIEs. In an order adopted in March 2014, the FCC concluded that JSAs should be “attributable” for purposes of the media ownership rules if they permit a television licensee to sell more than 15% of the commercial inventory of a television station owned by a third party in the same market. Pursuant to the Consolidated Appropriations Act of 2016, the Company will be required to modify or terminate its existing JSAs no later than September 30, 2025, unless they are able to obtain a waiver of such rules. Accordingly, absent further developments, or the grant of waivers, the Company continues to monitor regulatory developments and evaluate potential changes to its JSA and SSA arrangements.

Note 4: Debt and Other Financial Instruments

Long-term debt at March 31, 2016, and December 31, 2015, was as follows:

(In thousands)	2016	2015
Media General Credit Agreement	$1,541,000	$1,541,000
2022 Notes	400,000	400,000
2021 Notes	275,000	275,000
Shield Media Credit Agreement	26,400	27,200
Other borrowings	659	950
Total debt	2,243,059	2,244,150
Less: net unamortized discount	(8,531)	(8,992)
Less: scheduled current maturities	(3,514)	(3,804)
Less: unamortized debt issuance fees	(30,671)	(32,244)
Long-term debt excluding current maturities	$2,200,343	$2,199,110

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

There were no principal repayments on the term loan during the first quarter of 2016. The Company repaid $35 million of principal on the term loan during the three months ended March 31, 2015. The early repayment of debt resulted in debt extinguishment costs of $0.6 million during the three months ended March 31, 2015 due to the accelerated recognition of deferred debt-related items. As of March 31, 2016, there was $1.5 billion outstanding under the Credit Agreement.

The revolving credit facility under the Credit Agreement also includes revolving credit commitments of $150 million. The revolving credit facility matures in October 2019, bears an interest rate of LIBOR plus a margin of 2.50% and is subject to a 0.5% commitment fee per annum with respect to the undrawn portion of the facility. The Company has $146 million of availability under the revolving credit facility (giving effect to $4 million of letters of credit which have been issued but are undrawn).

Shield Media Credit Agreement

Shield Media LLC (and its subsidiary WXXA) and Shield Media Lansing LLC (and its subsidiary WLAJ) (collectively, “Shield Media”), companies that control subsidiaries with which the Company has joint sales and shared services arrangements for 2 stations as described in Note 3, entered into a new credit agreement with a syndicate of lenders, dated July 31, 2013. The term loans outstanding under this agreement mature in July 2018 and bear interest at LIBOR plus a margin of 3%. The Shield Media term loans are guaranteed by the Company and are secured by liens on substantially all of the assets of the Company, on a pari passu basis with the Credit Agreement. The Company repaid $0.8 million and $0.6 million of principal on the term loan during the three months ended March 31, 2016 and 2015, respectively.

2022 Notes

On November 5, 2014, the Company's predecessor, MGOC, Inc. ("Old Media General") completed the issuance of $400 million in aggregate principal amount of 5.875% Senior Unsecured Notes due in 2022 (the “2022 Notes”) in connection with the financing of the Old Media General's combination (the "LIN Merger") with LIN Media, LLC ("LIN Media"). The net proceeds from the offering of the 2022 Notes were used to repay certain indebtedness of LIN Media in connection with the LIN Merger, including the satisfaction and discharge of LIN Television’s $200 million aggregate principal amount of 8.375% Senior Notes due 2018 and the payment of related fees and expenses. The 2022 Notes were issued under an indenture, dated as of November 5, 2014 (the “2022 Notes Indenture”). Media General, as the direct parent of LIN Television, and certain of the wholly owned subsidiaries of LIN Television provide full and unconditional guarantees to the 2022 Notes, on a senior basis.

2021 Notes

LIN Television’s previously issued 6.375% Senior Notes due 2021 (the "2021 Notes") remained outstanding as of the consummation of the LIN Merger. Following the consummation of the LIN Merger, Media General, as the new direct parent of LIN Television, and certain of the wholly owned subsidiaries of LIN Television provide full and unconditional guarantees of the 2021 Notes, on a senior basis. The Company received an unsolicited offer and repaid $15 million of principal at an $800 thousand premium during the year ended December 31, 2015. No principal payments were made during the first quarter of 2016. As of March 31, 2016, the aggregate principal amount outstanding under the 2021 Notes was $275 million.

Fair Value

The following table includes information about the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2016, and December 31, 2015:

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets:
Investments
Trading securities	$274	$274	$257	$257
Liabilities:
Long-term debt:
Media General Credit Agreement	1,508,934	1,545,471	1,507,182	1,529,229
2022 Notes	392,799	406,898	392,527	404,344
2021 Notes	275,324	302,502	275,340	288,228
Shield Media Credit Agreement	26,140	26,140	26,915	27,200
Other borrowings	659	659	950	950

Trading securities held by the Supplemental 401(k) Plan are carried at fair value and are determined by reference to quoted market prices.

The fair values of the 2021 and 2022 Notes were determined by reference to the most recent trading prices. The fair value of all other debt instruments were determined using discounted cash flow analysis' and an estimate of the current borrowing rate.

Under the fair value hierarchy, the Company’s trading securities fall under Level 1 (quoted prices in active markets), the 2021 and 2022 Notes fall under Level 2 (other observable inputs) and the Media General Credit Agreement, Shield Media Credit Agreement and Other Borrowings fall under Level 3 (unobservable inputs).

Note 5: Taxes on Income

The effective tax benefit was 44.2% in the first quarter of 2016 as compared to 41.0% in the first quarter of 2015. The higher tax benefit is due primarily to a discrete tax benefit recorded in the first quarter of 2016 related to failed merger-related expenses recorded in the prior year.  In 2016 the Company adopted Approach I as defined under ASC 740 with respect to merger-related expenses and has provided tax benefit on “sell-side” merger expenses until the proposed transaction is finalized.  Ultimately, some of these expenses may be non-deductible. The tax expense in both years was predominantly non-cash due to the Company’s significant net operating loss carryover.  Current tax expense was approximately $0.9 million and $0.2 million for the first quarters of 2016 and 2015, respectively; it was attributable primarily to state income taxes.

Note 6: Earnings Per Share

The following table sets forth the computation of basic and diluted income per share for the three months ended March 31, 2016, and 2015:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(In thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income (loss) attributable to Media General	$(26,190)			$(7,433)

Undistributed earnings attributable to participating securities	—			—

Basic EPS
Income (loss) attributable to common stockholders	$(26,190)	128,595	$(0.20)	$(7,433)	129,384	$(0.06)

Effect of dilutive securities:
Stock options and warrants		—			—

Diluted EPS
Income (loss) attributable to common stockholders	$(26,190)	128,595	$(0.20)	$(7,433)	129,384	$(0.06)

We have excluded 1.2 million and 1.1 million of common shares issuable for share options and restricted shares from the calculation of diluted earnings per share for the three months ended March 31, 2016 and 2015, respectively, because the net loss causes these shares to be anti-dilutive.

Note 7: Retirement and Postretirement Plans

The Company has a funded, qualified non-contributory defined benefit retirement plan which covers substantially all Legacy Media General employees hired before 2007 along with defined benefit retirement plans for KRON-TV and LIN that were merged into the Media General qualified plan on December 31, 2014 and December 31, 2015, respectively. Additionally the Company has a non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage available to certain executives. All of these retirement plans are frozen. The Company also has a retiree medical savings account plan which reimburses eligible retired employees for certain medical expenses and an unfunded plan that provides certain health and life insurance benefits to retired employees who were hired prior to 1992.

     The following tables provide the components of net periodic benefit cost (income) for the Company’s benefit plans for the first quarters of 2016 and 2015:

	Three Months Ended
	Pension Benefits		Other Benefits
(In thousands)	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Service cost	$—	$—	$—	$10
Interest cost	4,650	7,400	200	110
Expected return on plan assets	(6,950)	(9,981)	—	—
Amortization of net loss	—	258	(25)	—
Net periodic benefit (income) cost	$(2,300)	$(2,323)	$175	$120

Note 8: Stockholders’ Equity

The following table shows the components of the Company’s stockholders’ equity as of and for the three months ended March 31, 2016:

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Stockholders'
(In thousands)	Voting	Non-Voting	Loss	Earnings	Equity
Balance at December 31, 2015	$1,305,155	$—	$(31,224)	$174,039	$1,447,970
Net loss attributable to Media General		—	—	(26,190)	(26,190)
Exercise of stock options	1,408	—	—	—	1,408
Stock-based compensation	2,078	—	—	—	2,078
Revaluation of redeemable noncontrolling interest	(12,094)	—	—	(447)	(12,541)
Other	332	—	—	—	332
Balance at March 31, 2016	$1,296,879	$—	$(31,224)	$147,402	$1,413,057

The following table shows the components of the Company’s stockholders’ equity as of and for the three months ended March 31, 2015:

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Stockholders'
(In thousands)	Voting	Non-Voting	Income	Earnings	Equity
Balance at December 31, 2014	$1,322,284	$—	$(36,445)	$214,582	$1,500,421
Net income attributable to Media General	—	—	—	(7,433)	(7,433)
Exercise of stock options	1,034	—	—	—	1,034
Stock-based compensation	3,010	—	—	—	3,010
Revaluation of redeemable noncontrolling interest	—	—	—	(586)	(586)
Other	(633)	—	—	—	(633)
Balance at March 31, 2015	$1,325,695	$—	$(36,445)	$206,563	$1,495,813

Note 9: Other

Restructuring activities

In the first quarter of 2016, the Company took additional steps under a plan to restructure certain digital segment operations that began in September 2015. The plan is expected to save the Company approximately $14.7 million in operating costs annually based on the steps completed since plan inception. The Company recorded restructuring expense of $2.5 million related to the plan during the first quarter ended March 31, 2016 comprised of $1.8 million of severance and $630 thousand of lease termination charges.

On October 16, 2009, Media General entered into a Joint Sales Agreement (“JSA”) and Shared Services Agreement (“SSA”) with Schurz Communications, Inc and WAGT Television, Inc.   Pursuant to the JSA and SSA, Media General provided certain services and sold advertising time for WAGT. In February 2016, Schurz Communications, Inc. sold WAGT to Gray Television Group, Inc., ("Gray") and assigned the JSA and SSA to Gray. However, upon the closing of the station sale, WAGT ceased performance of the agreements. For the first quarter ending March 31, 2016, the Company recorded a restructuring charge of $1.5 million for WAGT. As of March 31, 2016, Media General is still pursing legal causes of action against Gray, and Schurz Communications, Inc. and WAGT Television, Inc., including but not limited to, causes of action for breach of contract.

The following tables present the activity associated with the March 31, 2016 balance of the restructuring liability and the nature and amount of exit charges incurred in the three months ended March 31, 2016:

	As of March 31, 2016
(In thousands)	Digital	WAGT	Total
Accrued restructuring as of December 31, 2015	$1,312	$—	$1,312
Severance charges	1,826	538	2,364
Contract termination charges	630	172	802
Cash severance payments	(1,594)	—	(1,594)
Accrued restructuring as of March 31, 2016	$2,174	$710	$2,884

	Three months ended March 31, 2016
(In thousands)	Digital	WAGT	Total
Severance charges	$1,826	$538	$2,364
Contract termination charges	630	172	802
Asset impairment	—	282	282
Legal fees	—	477	477
Other	—	57	57
Total restructuring expense	$2,456	$1,526	$3,982

Subsequent Event

In April 2016, the Company acquired the remaining shares of HYFN, a full service digital advertising agency for a purchase price of approximately $35 million plus one-time compensation expense of $7 million related to the transaction for a total cash outflow of $42 million. Prior to the transaction, the Company held 50.1% of the outstanding shares of HYFN. For the first quarter ended March 31, 2016, the Company increased the value of noncontrolling interest in HYFN by $12.1 million.

Note 10: Guarantor Financial Information

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

Media General, Inc.
Condensed Consolidating Balance Sheet
March 31, 2016
(in thousands)

	Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$29,512	$4,081	$—	$33,593
Trade accounts receivable, net	—	77,599	183,913	30,377	—	291,889
Prepaid expenses and other current assets	—	2,743	13,144	1,500	—	17,387
Total current assets	—	80,342	226,569	35,958	—	342,869
Property and equipment, net	—	153,261	301,380	2,777	—	457,418
Other assets, net	—	727	29,038	3,145	—	32,910
Definite lived intangible assets, net	—	359,722	445,675	44,442	—	849,839
Broadcast licenses	—	—	1,025,800	71,300	—	1,097,100
Goodwill	—	527,077	924,708	92,839	—	1,544,624
Advances to consolidated subsidiaries	—	(237,643)	254,351	(16,708)	—	—
Investment in consolidated subsidiaries	1,413,057	1,296,899	—	—	(2,709,956)	—
Total assets	$1,413,057	$2,180,385	$3,207,521	$233,753	$(2,709,956)	$4,324,760

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$—	$399	$16,459	$2,996	$—	$19,854
Accrued salaries and wages	—	3,850	16,709	570	—	21,129
Accrued expenses and other current liabilities	—	22,291	80,050	5,769	—	108,110
Current installments of long-term debt	—	—	—	3,514	—	3,514
Current installments of obligation under capital leases	—	575	246	20	—	841
Total current liabilities	—	27,115	113,464	12,869	—	153,448
Long-term debt, net	—	668,122	1,508,935	23,286	—	2,200,343
Deferred tax liability and other long-term tax liabilities	—	58,015	237,358	(1,400)	—	293,973
Long-term capital lease obligations	—	12,811	999	—	—	13,810
Retirement and postretirement plans	—	—	179,377	—	—	179,377
Other liabilities	—	1,265	27,056	4,966	—	33,287
Total liabilities	—	767,328	2,067,189	39,721	—	2,874,238

Noncontrolling interests	—	—	—	37,465	—	37,465

Total stockholders (deficit) equity	1,413,057	1,413,057	1,140,332	156,567	(2,709,956)	1,413,057
Total liabilities, noncontrolling interest and stockholders' equity (deficit)	$1,413,057	$2,180,385	$3,207,521	$233,753	$(2,709,956)	$4,324,760

Media General, Inc.
Condensed Consolidating Balance Sheet
December 31, 2015
(in thousands)

	Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,103	$35,925	$4,063	$—	$41,091
Trade accounts receivable, net	—	75,866	192,306	30,302	—	298,474
Prepaid expenses and other current assets	—	3,264	10,441	1,378	—	15,083
Total current assets	—	80,233	238,672	35,743	—	354,648
Property and equipment, net	—	158,627	309,160	2,750	—	470,537
Other assets, net	—	7,199	27,523	3,348	—	38,070
Definite lived intangible assets, net	—	368,011	458,261	44,857	—	871,129
Broadcast licenses	—	—	1,025,800	71,300	—	1,097,100
Goodwill	—	527,077	924,708	92,839	—	1,544,624
Advances to consolidated subsidiaries	—	(206,396)	223,051	(16,655)		—
Investment in consolidated subsidiaries	1,447,970	1,319,392	—	—	(2,767,362)	—
Total assets	$1,447,970	$2,254,143	$3,207,175	$234,182	$(2,767,362)	$4,376,108

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$—	$2,010	$30,689	$3,101	$—	$35,800
Accrued salaries and wages	—	2,022	19,016	427	—	21,465
Accrued expenses and other current liabilities	—	23,237	68,101	4,162	—	95,500
Current installments of long-term debt	—	—	—	3,804	—	3,804
Current installments of obligation under capital leases	—	575	256	28	—	859
Total current liabilities	—	27,844	118,062	11,522	—	157,428
Long-term debt, net	—	667,867	1,507,181	24,062	—	2,199,110
Deferred tax liability and other long-term tax liabilities	—	62,785	253,232	(783)	—	315,234
Long-term capital lease obligations	—	12,953	1,059	—	—	14,012
Retirement and postretirement plans	—	25,917	157,070	—	—	182,987
Other liabilities	—	8,807	20,999	5,114	—	34,920
Total liabilities	—	806,173	2,057,603	39,915	—	2,903,691

Noncontrolling interests	—	—	—	24,447	—	24,447

Total stockholders (deficit) equity	1,447,970	1,447,970	1,149,572	169,820	(2,767,362)	1,447,970
Total liabilities, noncontrolling interest and stockholders' equity (deficit)	$1,447,970	$2,254,143	$3,207,175	$234,182	$(2,767,362)	$4,376,108

Media General, Inc.
Condensed Consolidated Statement of Comprehensive Income
For the Three Months Ended March 31, 2016
(in thousands)

	Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net operating revenue	$—	$99,091	$235,157	$17,855	$(8,640)	$343,463

Operating costs:
Operating expenses, excluding depreciation expense	—	42,160	100,634	13,447	(5,098)	151,143
Selling, general and administrative expenses	—	22,693	53,541	2,252	(165)	78,321
Amortization of program licenses rights	—	4,480	7,574	513	(501)	12,066
Corporate and other expenses	—	—	10,350	2	—	10,352
Depreciation and amortization	—	14,399	23,948	1,774	—	40,121
(Gain) loss related to property and equipment, net	—	(7)	(833)	72	—	(768)
Merger-related expenses	—	—	65,882	—	—	65,882
Restructuring expenses	—	—	3,982	—	—	3,982
Operating income (loss)	—	15,366	(29,921)	(205)	(2,876)	(17,636)

Other income (expense):
Interest expense, net	—	(10,694)	(17,586)	(276)	—	(28,556)
Intercompany income and (expenses)	—	(10,107)	10,451	(344)	—	—
Equity in income (loss) from operations of consolidated subsidiaries	(26,190)	(15,958)	—	—	42,148	—
Other, net	—	—	74	—	—	74
Total other income (expense)	(26,190)	(36,759)	(7,061)	(620)	42,148	(28,482)

Income (loss) before income taxes	(26,190)	(21,393)	(36,982)	(825)	39,272	(46,118)
Income tax benefit (expense)	—	(4,797)	24,584	618	—	20,405
Net income (loss)	$(26,190)	$(26,190)	$(12,398)	$(207)	$39,272	$(25,713)

Net income (loss) attributable to noncontrolling interest	—	—	—	477	—	477
Net income (loss) attributable to Media General	$(26,190)	$(26,190)	$(12,398)	$(684)	$39,272	$(26,190)

Other comprehensive income	—	—	—	—	—	—
Total comprehensive income (loss) attributable to Media General	$(26,190)	$(26,190)	$(12,398)	$(684)	$39,272	$(26,190)

Media General, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2015
(in thousands)

	Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Net operating revenue	$—	$88,218	$199,730	$13,742	$(4,956)	$296,734
Operating costs:
Operating expenses, excluding depreciation expense	—	37,599	83,759	7,542	(3,024)	125,876
Selling, general and administrative expenses	—	23,524	53,218	4,137	(409)	80,470
Amortization of program license rights	—	4,178	7,101	479	—	11,758
Corporate and other expenses	—	3,201	9,458	(8)	—	12,651
Depreciation and amortization	—	14,136	24,672	1,475	—	40,283
Gain related to property and equipment, net	—	(36)	(192)	—	—	(228)
Merger-related expenses	—	1,374	3,903	—	—	5,277
Restructuring expenses	—	—	—	—	—	—
Operating income (loss)	—	4,242	17,811	117	(1,523)	20,647

Other income (expense)
Interest expense	(1)	(10,650)	(20,087)	(285)	—	(31,023)
Debt modification and extinguishment costs	—	—	(613)	—	—	(613)
Intercompany income and (expenses)	—	(5,535)	5,767	(232)	—	—
Equity in income (loss) from operations of consolidated subsidiaries	(7,432)	(434)	—	—	7,866	—
Other, net	—	82	708	2,500	—	3,290
Total other income (expense)	(7,433)	(16,537)	(14,225)	1,983	7,866	(28,346)

Income (loss) before income taxes	(7,433)	(12,295)	3,586	2,100	6,343	(7,699)
Income tax benefit (expense)	—	4,863	(2,274)	568	—	3,157
Net income (loss)	$(7,433)	$(7,432)	$1,312	$2,668	$6,343	$(4,542)

Net income (loss) attributable to noncontrolling interests	—	—	(178)	3,069	—	2,891
Net income (loss) attributable to Media General	$(7,433)	$(7,432)	$1,490	$(401)	$6,343	$(7,433)

Other comprehensive income	—	—	—	—	—	—
Total comprehensive income (loss) attributable to Media General	$(7,433)	$(7,432)	$1,490	$(401)	$6,343	$(7,433)

Media General, Inc.
Condensed Consolidating Statement of Cash Flows
Year to date through March 31, 2016
(in thousands)

	Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Cash flows from operating activities:
Net cash used by operating activities	$—	$(4,065)	$(596)	$(138)	$—	$(4,799)

Cash flows from investing activities:
Capital expenditures	—	(1,716)	(3,649)	(1,398)	—	(6,763)
Proceeds from the sale of PP&E	—	29	3,947	—	—	3,976
Receipt of dividend	—	19,502	—	—	(19,502)	—
Advances on intercompany borrowings	—	(2,644)	—	—	2,644	—
Payments from intercompany borrowings	—	—	12,060	—	(12,060)	—
Other, net	—	—	(10)	—	—	(10)
Net cash provided (used) by investing activities	—	15,171	12,348	(1,398)	(28,918)	(2,797)

Cash flows from financing activities:
Borrowings under Media General Revolving Credit Facility	—	—	30,000	—	—	30,000
Repayments under Media General Revolving Credit Facility	—	—	(30,000)	—	—	(30,000)
Repayment of borrowings under Shield Media Credit Agreement	—	—	—	(800)	—	(800)
Repayment of other borrowings	—	—	—	(290)	—	(290)
Payment of dividend	—	—	(19,502)	—	19,502	—
Proceeds from intercompany borrowings	—	—	—	2,644	(2,644)	—
Payments on intercompany borrowing	—	(12,060)	—	—	12,060	—
Exercise of stock options	—	—	1,408	—	—	1,408
Other, net	—	(149)	(71)	—	—	(220)
Net cash provided (used) by financing activities	—	(12,209)	(18,165)	1,554	28,918	98

Net (decrease) increase in cash and cash equivalents	—	(1,103)	(6,413)	18	—	(7,498)
Cash and cash equivalents at beginning of period	—	1,103	35,925	4,063	—	41,091
Cash and cash equivalents at end of period	$—	$—	$29,512	$4,081	$—	$33,593

Media General, Inc.
Condensed Consolidating Statement of Cash Flows
Year to date through March 31, 2015
(in thousands)

	Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Cash flows from operating activities:
Net cash provided (used) by operating activities	$(1,402)	$12,021	$42,361	$3,439	$—	$56,419

Cash flows from investing activities:
Capital expenditures	—	(2,314)	(4,288)	(607)	—	(7,209)
Proceeds from sale the of PP&E	—	36	226	—	—	262
Proceeds from spectrum sale	—	—	620	—	—	620
Receipt of dividend	—	19,502	—	—	(19,502)	—
Payments from intercompany borrowings	2,025	—	12,073	—	(14,098)	—
Payment of capital contributions	(3,011)	—	—	—	3,011	—
Other, net	—	—	—	(5)	—	(5)
Net cash provided (used) by investing activities	(986)	17,224	8,631	(612)	(30,589)	(6,332)

Cash flows from financing activities:
Repayment of borrowings under Media General Credit Agreement	—	—	(35,000)	—	—	(35,000)
Repayment of borrowings under Shield Media Credit Agreement	—	—	—	(600)	—	(600)
Repayment of other borrowings	—	—	—	(290)	—	(290)
Payment of dividend	—	—	(19,502)	—	19,502	—
Payments on intercompany borrowing	—	(14,098)	—	—	14,098	—
Receipt of capital contributions	—	3,011	—	—	(3,011)	—
Exercise of stock options	—	—	958	—	—	958
Other, net	—	—	(777)	13	—	(764)
Net cash (used) provided by financing activities	—	(11,087)	(54,321)	(877)	30,589	(35,696)

Net (decrease) increase in cash and cash equivalents	(2,388)	18,158	(3,329)	1,950	—	14,391
Cash and cash equivalents at beginning of period	2,388	9,658	27,371	4,503	—	43,920
Cash and cash equivalents at end of period	$—	$27,816	$24,042	$6,453	$—	$58,311

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Media General is one of the U.S.’s largest local multimedia companies, providing top-rated news, information and entertainment across 48 markets. Media General, Inc. owns, operates or provides services to 71 network-affiliated broadcast television stations (23 with CBS, 13 with NBC, 12 with ABC, 8 with FOX, 8 with CW and 7 with MyNetworkTV) and their associated digital media and mobile platforms. These stations reach approximately 23% of U.S. TV households, and the Company reaches almost 40% of the U.S. Internet audience. 50 of the 71 stations are located in the top 100 designated market areas as grouped by Nielsen (“DMAs”), while 27 of the 71 stations are located in the top 50 markets. The Company also has a large and diverse digital media business.

In September 2015, Media General announced a merger agreement under which the Company would have acquired all of the outstanding common stock of Meredith Corporation in a cash and stock transaction. Later in September of 2015, the Company received an unsolicited proposal from Nexstar Broadcasting Group, Inc. to acquire all of the outstanding common stock of Media General. Following discussion between the various parties, in January 2016 Media General terminated its agreement with Meredith with Media General paying Meredith a $60 million termination fee and providing Meredith with an opportunity to negotiate for the purchase of certain broadcast and digital assets owned by Media General. Immediately thereafter, the Company entered into an agreement with Nexstar whereby Nexstar will acquire all outstanding shares of Media General for $10.55 per share in cash, 0.1249 shares of Nexstar Class A common stock for each Media General share and a contingent value right (CVR) related to FCC auction proceeds. The cash consideration and the stock consideration are fixed amounts and do not increase or decrease based upon the proceeds (if any) from the disposition of either Nexstar's or Media General's spectrum in the FCC auction. Upon the completion of the transaction, Nexstar will change its name to Nexstar Media Group. Each CVR will entitle Media General shareholders to a pro rata share of the net cash proceeds as received from the sale of Media General's spectrum in the Federal Communication Commission's upcoming Incentive Auction discussed further below. It is estimated that Media General shareholders will own approximately 34% and existing Nexstar shareholders will retain approximately 66% ownership of the combined company after closing. The closing of the transaction is subject to the satisfaction of a number of conditions including, but not limited to, the approval of various matters relating to the transaction by Media General and Nexstar shareholders, the approval of the Federal Communications Commission (“FCC”), clearance under the Hart-Scott-Rodino antitrust act and certain third-party consents.

In April 2012, President Obama signed into law the American Jobs Act, which provides the FCC with the authority to conduct an “incentive auction” to auction and repurpose broadcast television spectrum for mobile broadband use. Pursuant to this authority and to encourage broadcasters to tender their licenses for auction, the FCC is permitted to share the proceeds of spectrum auction with incumbent television station licensees. In order to receive proceeds, licensees must agree to give up their licenses, share spectrum, or, in some cases, move to a different channel to facilitate an auction of their previous channel. The FCC would then “repack” non-tendering UHF broadcasters into the lower portions of the UHF band and auction new “flexible use” wireless licenses in the upper portion of the UHF band. By statute, television stations’ participation in the “incentive auction” is voluntary. Final applications to participate were due, as anticipated, on March 29, 2016. On April 29, 2016, the FCC announced the initial clearing target of 126 MHz of spectrum and that bidding in the Clock Phase of the reverse auction would begin on May 31, 2016. The Company expects to participate in certain markets as discussed earlier. As part of the Nexstar agreement, the Company has a contingent value right entitling Media General shareholders to a pro rata share of the net cash proceeds as received from the sale of Media General’s spectrum. The Company anticipates that this right could be worth anywhere from $0 to $4 per share.

RESULTS OF OPERATIONS

The Company recorded a net loss attributable to Media General of $26 million (($0.20) per diluted share) during the first three months of 2016 compared to a net loss attributable to Media General of $7 million ($(0.06) per diluted share) in the first three months of 2015. The net loss attributable to Media General for the first quarter of 2016 included the $60 million termination fee paid to Meredith in January 2016 recorded in "merger-related expenses." The Company's results during the first three months of 2016 included an additional $6 million of merger-related expenses and restructuring expenses of $4 million. Comparatively, the first three months of 2015 did not have any restructuring charges and included merger-related expense of $5 million.

The net loss recorded by the Company in the first quarter of 2016 was $26 million and included net income attributable to noncontrolling interests of $0.5 million. The income attributable to noncontrolling interests represents the aggregate income of certain stations operated by the Company through JSA/SSA arrangements as well as the performance of HYFN Inc., a digital media operation. The remaining noncontrolling interest in HYFN Inc. was acquired by the Company on April 1, 2016.

The Company generated $104 million of operating income from its Broadcast segment in the first quarter of 2016. Its Digital segment recorded an operating loss of $1.7 million in the first quarter of 2016.

REVENUES

Revenues were $343 million in the first three months of 2016 compared to $297 million in the same prior-year period. Revenues are grouped primarily into four major categories: Local, National, Political and Digital. The following chart summarizes the consolidated period-over-period changes in these select revenue categories.

	Three Months Ended

(Unaudited, in thousands)	March 31, 2016	% of Total	March 31, 2015	Percent Change
Local	$230,224	67.0%	$206,885	11.3%
National	49,564	14.4%	49,254	0.6%
Political	16,010	4.7%	977	1,538.7%
Digital	37,870	11.0%	30,250	25.2%
Other	9,795	2.9%	9,368	4.6%
Net operating revenue	$343,463		$296,734	15.7%

Local revenue was up $23 million during the three months ended March 31, 2016 as a result of increased retransmission revenue and, to a lesser extent, an increase in core local advertising. National advertising revenue increased slightly driven by automotive and retail. Political revenue for the company grew more than 15 times from the prior-year level due to strong Presidential primary spending in the states of Iowa, South Carolina and Florida. The 25% increase in Digital revenue was primarily the result of increased activity in social media and website advertising.

OPERATING COSTS

Operating costs increased $85 million in the first quarter of 2016 from the prior-year equivalent periods overwhelmingly due to the $60 million fee paid to Meredith to terminate that merger agreement and $4 million in restructuring expenses. Also contributing to the increase in operating costs were $13 million higher network programming payments driven, in part, by the increase in retransmission revenue and increased cost of sales for digital due to higher revenue. Absent the merger-related expenses, restructuring costs and higher network fees, total operating costs increased 3% from the first quarter of 2015, reflecting effective expense management. In March of 2015, the Company received $2.5 million in settlement proceeds as a party to an industry-wide lawsuit alleging overcharges by a music licensing agency. The settlement proceeds were recorded as a reduction in Operating expenses a year ago.

Corporate and other expenses as reported on the consolidated statements of comprehensive income decreased by $2.3 million in the three months ended March 31, 2016 primarily due to the impact of lower stock-based compensation and merger related synergies.

Depreciation and amortization expense as reported on the consolidated statements of comprehensive income was $40 million in both the three months ended March 31, 2016 and March 31, 2015.

The Company recorded $66 million and $5.3 million of merger-related costs in the first quarter of 2016 and 2015, respectively, as shown on the consolidated statements of comprehensive income primarily due to the $60 million termination fee paid in January 2016 associated with the terminated Meredith merger, and also for employee severance, investment banking and professional fees related to the LIN Merger and the merger with Nexstar (reflected in 2016 only). The 2016 costs also included fees to outside legal and advisory consultants related to the terminated merger with Meredith.

In September 2015, the Company adopted a plan to restructure certain digital segment operations which is expected to save the Company $14.7 million in operating costs annually. In the first quarter of 2016, the Company recorded severance and contract termination expense of $2.5 million related to additional steps on that restructuring plan.

For the first quarter ending March 31, 2106, the Company recorded a restructuring charge of $1.5 million for WAGT as described more fully in Item 1, Note 9. As of March 31, 2016, Media General is still pursuing legal causes of action against Gray, Schurz Communications, Inc. and WAGT Television, Inc., including but not limited to, causes of action for breach of conduct .

INTEREST EXPENSE

Interest expense of almost $29 million in the first three months of 2016 decreased 8% from the corresponding period in the prior year due to repayments of debt during 2015. The Company’s effective interest rate decreased from 5.3% in the first quarter of 2015 (based on $2.4 billion of average outstanding debt) to 5.1% during the equivalent period of 2016 (based on $2.2 billion of average outstanding debt). The decrease is due to a rate decrease on the Media General Credit Agreement negotiated during 2015.

During the first three months of 2016, the Company repaid $1.1 million on certain borrowings.

INCOME TAXES

The effective tax benefit was 44.2% in the first quarter of 2016 as compared to 41.0% in the first quarter of 2015. The higher tax benefit is due primarily to a discrete tax benefit recorded in the first quarter of 2016 related to failed merger-related expenses recorded in the prior year.  In 2016 the Company adopted Approach I as defined under ASC 740 with respect to merger-related expenses and has provided tax benefit on “sell-side” merger expenses until the proposed transaction is finalized.  Ultimately, some of these expenses may be non-deductible. The tax expense in both years was predominantly non-cash due to the Company’s significant net operating loss carryover.  Current tax expense was approximately $0.9 million and $0.2 million for the first quarters of 2016 and 2015, respectively; it was attributable primarily to state income taxes.

The Company records income tax expense using the liability method, under which deferred tax assets and liabilities are recorded for the differing treatments of various items for financial reporting versus tax reporting purposes. The Company evaluates the need for a valuation allowance for deferred tax assets. Included in that analysis is the fact that the Company has carried forward $595 million of net operating losses (NOLs) as of March 31, 2016. The Company anticipates being able to use the NOLs recorded before they expire over the course of the next 20 years although there are certain limitations in future years.

OTHER

The Company recorded $3.1 million of non-operating gains in the three month period ended March 31, 2015 related to the relocation of broadcast channels in the Lansing, Michigan and Austin, Texas markets.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash flow from operations, but it also has access to the $150 million revolving credit facility and cash on its balance sheet. The Company has $146 million of availability under the revolving credit facility (giving effect to $4 million of letters of credit which have been issued but are undrawn) and $34 million of cash on its balance sheet as of March 31, 2016. There is $3.6 million of cash in the consolidated balance sheet as of March 31, 2016 which can only be used to settle the obligations of the VIEs as discussed in Note 3. During the first quarter of 2016, the Company has used its cash for the Meredith termination fee, capital expenditures, further investment in its operations and other corporate initiatives.

The Company used $5 million of cash in operating activities during the three months ended March 31, 2016. This compared to $56 million of net cash generated by operating activities in the year-ago period. The decrease from the year-ago period is primarily the result of the $60 million termination fee paid during the quarter.

The Company internally, and analysts in the Broadcast industry, use a non-GAAP Broadcast Cash Flow (BCF) metric as a key performance measure. BCF is defined as operating income plus corporate and other expenses, depreciation and amortization, net gains related to property and equipment, program license rights amortization less payments for program license rights, merger-related expenses, and restructuring expenses. As shown in the table that follows, BCF increased from $78 million to $102 million in the first quarter of 2016, primarily due to the impact of Presidential primary spending during 2016:

	Three Months Ended

(Unaudited, in thousands)	March 31, 2016	March 31, 2015
Net Operating Revenue	$343,463	$296,734
Less: Operating Costs	(361,099)	(276,087)
Operating Income	(17,636)	20,647
Add:
Depreciation and amortization	40,121	40,283
Corporate and other expenses	10,352	12,651
Gain related to property and equipment, net	(768)	(228)
Program license rights, net	(44)	(874)
Merger-related expenses	65,882	5,277
Restructuring expenses	3,982	—
Broadcast cash flow	$101,889	$77,756

The Company used cash for its investing activities of $3 million during the first three months of 2016 primarily due to $6.8 million of capital expenditures partially offset by $4.0 million of proceeds from the sale of property and equipment during the first three months of 2016. For the first three months of 2015, the Company had capital expenditures of $7.2 million and cash inflows of $620 thousand related to the relocation of broadcast channels in Lansing, Michigan and Austin, Texas.

Cash provided by financing activities of $98 thousand in the three months ended March 31, 2016 compared to cash used by financing activities of $36 million in the three months ended March 31, 2015. The higher outflow in 2015 primarily resulted from debt repayments of $36 million in the prior-year period.

Debt Agreements

At March 31, 2016, the Company had the following debt facilities and other debt instruments:

	Maturity Date	Amount	Interest Rate
Term Loan	2020	$1,541 million	LIBOR + 3.00% w/ 1% LIBOR floor
Revolver	2018	$146 million available; None drawn	LIBOR + 2.50%; 0.5% commitment fee
5.875% Senior Notes	2022	$400 million	Fixed
6.375% Senior Notes	2021	$275 million	Fixed
Shield Media Term Loans	2018	$26 million	LIBOR + 3.00%
Other Borrowings	2016/2017	$0.7 million	LIBOR + 3.00%

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

As a result of a series of amendments to the Senior Secured Credit Facility, the credit agreement governing the Senior
Secured Credit Facility contains a leverage ratio covenant which is tested for purposes of the Revolving Loan Facility if and when the Revolver borrowings and non-collateralized letters of credit exceed $45 million at a quarter end. At other times, there is not a required maximum leverage ratio that the Company must operate within. The leverage ratio involves debt levels and a rolling eight-quarter calculation of EBITDA, as defined in the agreement if applicable. For the first quarter of 2016, the maximum ratio was 5.25 times, decreasing to 5.0 times for the second quarter of 2016 and thereafter. Additionally, the agreement has restrictions on certain transactions that are operational regardless of Revolver borrowing level, including the incurrence of additional debt, capital leases, investments, fundamental changes (including additional acquisitions mergers or consolidations), limitation liens, prepayment or amendment of certain debt, transactions with affiliates, changes in the nature of the business, asset sales and restricted payments (including dividends and share repurchases) as defined in the agreement.

The Shield Media loans have a fixed charge coverage ratio (a ratio of fixed charges (interest, debt payments, capital expenditures and taxes) to EBITDA, calculated on a rolling eight-quarter basis, as defined in the agreement). The Shield Media loans also have restrictions on transactions similar in nature to those in the new Media General credit agreement, but scaled to Shield Media’s smaller size. Additionally, the Shield Media loans have more specific covenants regarding the operation of the Shield Media business and requires that each Shield Media holding company that controls a Shield Media station limit its activities to the performance of its obligations under the Shield Media credit documents, and activities incidental thereto, including owning a Shield Media station and the performance of its obligations under and activities related to the shared services agreement. The Senior Notes do not contain financial maintenance covenants, but do include restrictive covenants with respect to the ability to incur additional debt and issue disqualified stock; pay dividends or make other restricted payments; prepay, redeem or repurchase capital stock or subordinated debt; transfer or sell assets; make investments; enter into transactions with affiliates; create or incur liens; and merge or consolidate with any other person. The Media General and Shield Media credit agreements along with both sets of Senior Notes contain cross-default provisions.

The Company does not have material off-balance sheet arrangements.

Consolidated net leverage, as defined in the Credit Agreement governing the Revolving Credit Facility, was 5.03x as of March 31, 2016. The Company is in compliance with all financial covenants at March 31, 2016.

OUTLOOK

The Company owns, operates or provides services to 71 stations across 48 markets covering 23% of U.S. TV households. The Company’s scale and location within several strongly contested states with substantial political spending has already facilitated increased cash flow generation during the active primary season. Additionally, the Company grew retransmission revenue in the first quarter of 2016 and is participating in the FCC spectrum auction that is currently ongoing. For the remainder of 2016, the Company expects to benefit from the Olympics in Rio de Janeiro, Brazil as the location should enable more “live” events on the Company’s 13 NBC stations. The Company expects to continue to generate strong free cash flow from Political and retransmission during the remainder of the year to create liquidity available for debt reduction. The Company continues to work with Nexstar to secure the necessary approvals to effectuate the announced Nexstar transaction.

* * * * * * * *

Certain statements in this quarterly report, particularly those in the section with the heading “Outlook” are not historical facts and are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include, among others, statements related to accounting estimates and assumptions, expectations regarding the pending merger, regulatory approvals and debt levels, interest rates, the impact of technological advances including consumer acceptance of mobile television and expectations regarding the effects of retransmission fees, network affiliate fees, pension and postretirement plans, capital spending, general advertising levels and political advertising levels, the effects of changes to FCC regulations and FCC approval of license applications. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” "hopes," “expects,” “estimates,” “intends,” “projects,” “plans,” “may” and similar words, including “outlook”, are made as of the date of this quarterly report on Form 10-Q and are subject to risks and uncertainties that could potentially cause actual results to differ materially from those results expressed in or implied by such statements. The reader should understand that it is not possible to foresee or identify all risk factors. Consequently, any such list should not be considered a complete statement of all potential risks or uncertainties.

 Various important factors could cause actual results to differ materially from the Company’s forward looking statements, estimates or projections including, without limitation:  the impact of the Nexstar merger transaction, changes in advertising demand, failure to achieve cost savings in connection with restructuring digital, emergence of new digital advertising platforms, health care cost trends, changes to pending accounting standards, changes in consumer preferences for programming and delivery method, changes in relationships with broadcast networks and advertisers, the performance of pension plan assets, regulatory rulings including those related to joint sales and shared service agreements and tax law, natural disasters, and the ability to renew retransmission and broadcast network agreements. Actual results may differ materially from those suggested by forward-looking statements for a number of reasons including those described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.          Quantitative and Qualitative Disclosure About Market Risk

The Company’s Annual Report on Form 10-K for the year ended December 31, 2015, provides disclosures about market risk. As of March 31, 2016, there have been no material changes in the Company’s market risk from December 31, 2015.

Item 4.          Controls and Procedures

      The Company’s management, including its chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016. Based on that evaluation, the Company’s management, including its chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II.     OTHER INFORMATION

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.          Other Information

None.

Item 6.          Exhibits

(a) Exhibits

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

101
The following financial information from the Media General, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL includes: (i) Consolidated Condensed Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Consolidated Condensed Statements of Comprehensive Income for the three month periods ended March 31, 2016 and March 31, 2015, (iii) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015, and (iv) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

Date: May 9, 2016	By:	/s/ Vincent L. Sadusky
Vincent L. Sadusky
President and Chief Executive Officer

Date: May 9, 2016	By:	/s/ James F. Woodward
James F. Woodward
Senior Vice President, Chief Financial Officer