Form 10-Q
period 2016-06-30
MEDIA GENERAL INC
filed 2016-08-05
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549
Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

Larger accelerated filer X	Accelerated filer
Non-accelerated filer	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                    No          X
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 1, 2016.
Voting Common shares (no par value):       129,323,690

MEDIA GENERAL, INC.
TABLE OF CONTENTS
FORM 10-Q REPORT
June 30, 2016

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Media General, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands, except shares)

ASSETS
	June 30, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$25,378	$41,091
Trade accounts receivable (less allowance for doubtful accounts 2016 - $4,814; 2015 - $4,634)	307,612	298,474
Prepaid expenses and other current assets	28,912	15,083
Total current assets	361,902	354,648

Property and equipment, net of accumulated depreciation (2016 - $179,956 ; 2015 - $145,274)	455,696	470,537
Other assets, net	31,225	38,070
Definite lived intangible assets, net of accumulated amortization (2016 - $183,625; 2015 - $138,072)	828,945	871,129
Broadcast licenses	1,097,100	1,097,100
Goodwill	1,544,624	1,544,624
Total assets (a)	$4,319,492	$4,376,108

See accompanying notes.

(a) Consolidated assets as of June 30, 2016 and December 31, 2015, include total assets of variable interest entities (VIEs) of $140 million and $145 million, respectively, which can only be used to settle the obligations of the VIEs. See Note 1 and Note 3.

Media General, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except shares)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2016	December 31, 2015
Current liabilities:
Trade accounts payable	$25,477	$35,800
Accrued salaries and wages	28,078	21,465
Accrued expenses and other current liabilities	97,052	95,500
Current installments of long-term debt	3,373	3,804
Current installments of obligation under capital leases	820	859
Total current liabilities	154,800	157,428

Long-term debt, net	2,201,751	2,199,110
Deferred tax liability and other long-term tax liabilities	304,665	315,234
Long-term capital lease obligations	13,790	14,012
Retirement and postretirement plans	176,045	182,987
Other liabilities	31,548	34,920
Total liabilities (b)	2,882,599	2,903,691

Commitments and contingencies

Noncontrolling interests	2,890	24,447

Stockholders' equity:
Preferred stock (no par value): authorized 50,000,000 shares; none outstanding	—	—
Common stock (no par value):
Voting common stock, authorized 400,000,000 shares; issued 2016 - 129,322,905 and 2015 - 128,600,384	1,299,327	1,305,155
Accumulated other comprehensive loss	(31,224)	(31,224)
Retained earnings	165,900	174,039
Total stockholders' equity	1,434,003	1,447,970
Total liabilities, noncontrolling interests and stockholders' equity	$4,319,492	$4,376,108

See accompanying notes.

(b) Consolidated liabilities as of June 30, 2016 and December 31, 2015, include total liabilities of VIEs of $34 million and $38 million, respectively, for which the creditors of the VIEs have no recourse to the Company, except for certain of the debt, which the Company guarantees. See Note 1 and Note 3.

Media General, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net operating revenue	$362,706	$320,523	$706,169	$617,257
Operating costs:
Operating expenses, excluding depreciation expense	153,599	134,169	304,742	260,045
Selling, general and administrative expenses	76,158	79,051	154,479	159,521
Amortization of program license rights	12,076	12,047	24,142	23,805
Corporate and other expenses	18,101	12,366	28,453	25,017
Depreciation and amortization	40,337	42,618	80,458	82,901
(Gain) loss related to property and equipment, net	87	(196)	(681)	(424)
Merger-related expenses	1,561	3,616	67,443	8,893
Restructuring expenses	996	—	4,978	—
Total operating costs	302,915	283,671	664,014	559,758
Operating income	59,791	36,852	42,155	57,499
Other income (expense):
Interest expense	(28,529)	(29,288)	(57,085)	(60,311)
Debt modification and extinguishment costs	—	(1,827)	—	(2,440)
Other, net	122	2,622	196	5,912
Total other expense	(28,407)	(28,493)	(56,889)	(56,839)

Income (loss) before income taxes	31,384	8,359	(14,734)	660
Income tax benefit (expense)	(12,156)	(3,616)	8,249	(459)
Net income (loss)	$19,228	$4,743	$(6,485)	201

Net income attributable to noncontrolling interests (included above)	730	3,108	1,207	5,999
Net income (loss) attributable to Media General	$18,498	$1,635	$(7,692)	$(5,798)

Other comprehensive income	—	—	—	—
Total comprehensive income (loss) attributable to Media General	$18,498	$1,635	$(7,692)	$(5,798)

Earnings (loss) per common share (basic and diluted):

Net earnings (loss) per common share (basic)	$0.14	$0.01	$(0.06)	$(0.04)
Net earnings (loss) per common share (assuming dilution)	$0.14	$0.01	$(0.06)	$(0.04)

See accompanying notes.

Media General, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net income (loss)	$(6,485)	$201
Adjustments to reconcile net income (loss):
Deferred income tax benefit	(10,569)	(1,041)
Depreciation and amortization	80,458	82,901
Amortization of program license rights	24,142	23,805
Amortization of debt premiums, discounts and issue costs	4,241	3,702
Gain on disposal of property and equipment, net	(681)	(424)
Gain on relocation of spectrum	—	(5,620)
Stock-based compensation	3,861	6,860
Debt modification and extinguishment costs	—	2,440
Change in assets and liabilities:
Program license rights, net of liabilities	(24,958)	(23,269)
Trade accounts receivable	(9,674)	19,854
Company owned life insurance (cash surrender value less policy loans including repayments)	(895)	(347)
Trade accounts payable, accrued expenses and other liabilities	(2,099)	(8,599)
Prepaid expenses and other assets, net	(12,956)	6,247
Retirement and postretirement plans	(6,942)	(7,020)
Other, net	1,263	(3,302)
Net cash provided by operating activities	38,706	96,388
Cash flows from investing activities:
Capital expenditures	(24,314)	(24,050)
Release of restricted cash at qualified intermediary	—	119,903
Proceeds from the sale of property and equipment	6,072	691
Proceeds from spectrum relocation	—	3,120
Other, net	(114)	(69)
Net cash (used) provided by investing activities	(18,356)	99,595
Cash flows from financing activities:
Borrowings under Media General Revolving Credit Facility	60,000	—
Repayments under Media General Revolving Credit Facility	(60,000)	—
Repayment of borrowings under Media General Credit Agreement	—	(135,000)
Repayment of borrowings under Shield Media Credit Agreement	(1,600)	(1,200)
Repayment of other borrowings	(431)	(580)
Repurchase of shares	—	(18,747)
Payment for acquisition of noncontrolling interest	(35,305)	(9,218)
Cash paid for debt modification	—	(3,425)
Exercise of stock options	1,714	1,817
Other, net	(441)	(1,472)
Net cash used by financing activities	(36,063)	(167,825)
Net (decrease) increase in cash and cash equivalents	(15,713)	28,158
Cash and cash equivalents at beginning of period	41,091	43,920
Cash and cash equivalents at end of period	$25,378	$72,078
Cash paid for interest	$52,894	$63,724
Cash paid for income taxes, net	$2,023	$3,838
Cash paid for Meredith termination fee	$60,000	$—
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

In September 2015, the Company announced a merger agreement under which the Company would have acquired all of the outstanding common stock of Meredith Corporation (“Meredith”) in a cash and stock transaction. Later in September of 2015 the Company received an unsolicited proposal from Nexstar Broadcasting Group, Inc. (“Nexstar”) to acquire all of the outstanding common stock of Media General. Following discussion between the various parties, in January 2016 Media General terminated its agreement with Meredith with Media General paying Meredith a $60 million termination fee and providing Meredith with an opportunity to negotiate for the purchase of certain broadcast and digital assets owned by the Company. Immediately thereafter, the Company entered into an agreement with Nexstar whereby Nexstar will acquire all outstanding shares of Media General for $10.55 per share in cash, 0.1249 shares of Nexstar Class A common stock for each Media General share and a contingent value right (CVR). The cash consideration and the stock consideration are fixed amounts and do not increase or decrease based upon the proceeds (if any) from the disposition of either Nexstar's or Media General's spectrum in the Federal Communications Commission's ("FCC") Incentive Auction. Upon the completion of the transaction, Nexstar will change its name to Nexstar Media Group. Each CVR will entitle Media General shareholders to a pro rata share of the net cash proceeds as received from the sale of Media General's spectrum in the FCC's Incentive Auction. It is estimated that Media General shareholders will own approximately 34% and existing Nexstar shareholders will retain approximately 66% ownership of the combined company after closing. The closing of the transaction is subject to the satisfaction of a number of conditions including, but not limited to, the approval of various matters relating to the transaction by Media General and Nexstar shareholders, the approval of the FCC, clearance under the Hart-Scott-Rodino antitrust act and certain third party consents. Merger-related expenses for legal and professional fees for the Meredith and Nexstar transactions totaled $1.3 million for the three months ended June 30, 2016. Merger-related expenses for the Meredith termination fee, legal and professional fees for the Meredith and Nexstar transactions totaled $67 million for the six months ended June 30, 2016.

In connection with the Nexstar transaction, Nexstar and its respective subsidiaries, as applicable, have entered into definitive agreements to divest Nexstar's WCWJ station in Jacksonville, Florida and the Company's WSLS-TV station in Roanoke-Lynchburg, Virginia to Graham Media Group, Inc.; Nexstar's KADN-TV and KLAF-LD stations in Lafayette, Louisiana to Bayou City Broadcasting Lafayette, Inc.; Nexstar's KREG-TV station in Denver, Colorado to Marquee Broadcasting, Inc.; the Company's WBAY-TV station in Green Bay, Wisconsin and KWQC-TV station in Davenport-Moline-Rock Island, Iowa to Gray Television Group, Inc.; the Company's KIMT station in Rochester, Minnesota, WTHI-TV station in Terre Haute, Indiana, WLFI-TV station in Lafayette, Indiana, as well as Nexstar's WFFT-TV station in Ft. Wayne, Indiana and KQTV station in Saint Joseph, Missouri to USA Television MidAmerica Holdings, LLC; and the Company's KASA-TV station in Albuquerque, New Mexico to Ramar Communications, Inc. The Company expects that the sales of these stations will occur substantially concurrent with the closing of the transaction with Nexstar, which is expected to occur later this year.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) issued a converged standard on revenue recognition from contracts with customers, Accounting Standards Update ("ASU") 2014-09 (Topic 606 and IFRS 15). This standard will supersede nearly all existing revenue recognition guidance. In August 2015 the FASB issued ASU 2015-14, Revenue From Contracts With Customers: Deferral of the Effective Date which defers the effective date of ASU 2014-09 until fiscal years, and interim periods within those years, beginning after December 15, 2017. In April and May 2016, the Board issued accounting standard updates, 2016-10 - Identifying Performance Obligations and Licensing, and 2016-12 - Revenue From Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients, respectively. Collectively, these updates, along with ASU 2014-09 and ASU 2015-14 form the new revenue recognition standard that is to be effective for fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual periods beginning on or after December 15, 2015. The Company adopted this guidance as of January 1, 2016 and $28.9 million was reclassified to reduce "Long-term Debt" as of June 30, 2016. In order to conform to the presentation adopted, $32.2 million was reclassified from "Other assets, net" to "Long-term Debt" in the 2015 figures presented on the Consolidated Condensed Balance Sheets and in Note 10 Guarantor Financial Information. Approximately $285 thousand was reclassified from "Other assets, net" to "Long-term Debt" in the 2015 figures presented in Note 3 Variable Interest Entities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Revenues
Broadcast	$319,661	$284,102	$625,254	$550,586
Digital	43,045	36,421	80,915	66,671
Revenues	$362,706	$320,523	$706,169	$617,257

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Operating income
Broadcast	$117,665	$96,165	$221,281	$176,986
Digital	3,208	(909)	1,525	(3,100)
Segment operating income	120,873	95,256	222,806	173,886
Corporate and other expenses	(18,101)	(12,366)	(28,453)	(25,017)
Depreciation and amortization	(40,337)	(42,618)	(80,458)	(82,901)
Gain (loss) related to property and equipment, net	(87)	196	681	424
Merger-related expenses	(1,561)	(3,616)	(67,443)	(8,893)
Restructuring expenses	(996)	—	(4,978)	—
Operating income	$59,791	$36,852	$42,155	$57,499

Note 3: Variable Interest Entities

Certain of the Company's broadcast stations provide services to other station owners within the same market via Joint Sales Agreements ("JSA") and/or Shared Service Agreements ("SSA"). The Company has JSA and/or SSA agreements with 8 stations. Depending on the specific terms of these agreements, the Company may provide a variety of operational and administrative services, assume an obligation to reimburse certain expenses of the stations and guarantee certain external borrowings by the station parent companies (refer to Note 4 for guaranteed borrowings). The Company is compensated for these services through performance based and/or administrative fees. Under certain JSAs, the Company has an option to acquire the related station at any time, subject to FCC consent, until the expiration of the applicable JSA. The Company has determined that the stations with which it has JSAs and/or SSAs, and certain of their parent companies, are VIEs as a result of the terms of the agreements.

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

The carrying amounts and classification of the assets and liabilities of the consolidated VIE entities described above, which have been included in the consolidated balance sheets as of June 30, 2016 and December 31, 2015, were as follows:

(In thousands)	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$4,714	$3,693
Trade accounts receivable (less allowance for doubtful accounts 2016 - $89; 2015 - $94)	8,167	9,798
Prepaid expenses and other current assets	663	796
Total current assets	13,544	14,287
Property and equipment, net	1,923	1,904
Other assets, net	656	3,094
Definite lived intangible assets, net	30,714	32,244
Broadcast licenses	71,300	71,300
Goodwill	21,859	21,859
Total assets	$139,996	$144,688
Liabilities
Current liabilities
Trade accounts payable	$8	$16
Other accrued expenses and other current liabilities	1,878	2,221
Current installments of long-term debt	3,373	3,804
Total current liabilities	5,259	6,041
Long-term debt, net	22,486	24,062
Other liabilities	5,832	8,310
Total liabilities	$33,577	$38,413

The assets of the Company’s consolidated VIEs can only be used to settle the obligations of the VIEs and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. At June 30, 2016, the Company has an option to acquire the assets or member's interest of the VIE entities that it may exercise if the FCC attribution rules change to permit the Company to acquire such interest. The option exercise price is of nominal value and significantly less than the carrying value of their tangible and intangible net assets. The options are carried at zero on the Company’s consolidated balance sheet, as any value attributable to the options is eliminated in the consolidation of the VIEs. In May 2016, the United States Court of Appeals for the Third Circuit vacated the FCC's 2014 rule attributing JSAs for purposes of the media ownership rules if they permitted a television licensee to sell more than 15% of the commercial inventory of a television station owned by a third party in the same market. The Third Circuit also required the FCC to issue a quadrennial review order addressing the agency's media ownership rules by the end of 2016. Accordingly, the Company continues to monitor regulatory developments regarding its JSA and SSA arrangements.

Note 4: Debt and Other Financial Instruments

Long-term debt at June 30, 2016 and December 31, 2015, was as follows:

(In thousands)	June 30, 2016	December 31, 2015
Media General Credit Agreement	$1,541,000	$1,541,000
2022 Notes	400,000	400,000
2021 Notes	275,000	275,000
Shield Media Credit Agreement	25,600	27,200
Other borrowings	520	950
Total debt	2,242,120	2,244,150
Less: net unamortized discount	(8,071)	(8,992)
Less: scheduled current maturities	(3,373)	(3,804)
Less: unamortized debt issuance fees	(28,925)	(32,244)
Long-term debt excluding current maturities	$2,201,751	$2,199,110

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

There were no principal repayments on the term loan during the three and six months ended June 30, 2016. The Company repaid $100 million and $135 million of principal on the term loan during the three and six months ended June 30, 2015, respectively. The early repayment of debt resulted in debt extinguishment costs of $1.8 million and $2.4 million during the three and six months ended June 30, 2015, respectively, due to the accelerated recognition of deferred debt-related items. As of June 30, 2016, there was $1.5 billion outstanding under the Credit Agreement.

The revolving credit facility under the Credit Agreement also includes revolving credit commitments of $150 million. The revolving credit facility matures in October 2019, bears an interest rate of LIBOR plus a margin of 2.50% and is subject to a 0.5% commitment fee per annum with respect to the undrawn portion of the facility. The Company has $146 million of availability under the revolving credit facility (giving effect to $3.6 million of letters of credit which have been issued but are undrawn).

Shield Media Credit Agreement

Shield Media LLC (and its subsidiary WXXA) and Shield Media Lansing LLC (and its subsidiary WLAJ) (collectively, “Shield Media”), companies that control subsidiaries with which the Company has joint sales and shared services arrangements as described in Note 3, entered into a credit agreement for two of its stations with a syndicate of lenders, dated July 31, 2013. The term loans outstanding under this agreement mature in July 2018 and bear interest at LIBOR plus a margin of 3%. The Shield Media term loans are guaranteed by the Company and are secured by liens on substantially all of the assets of the Company, on a pari passu basis with the Credit Agreement. The Company repaid $0.8 million and $1.6 million of principal on the term loan during the three and six months ended June 30, 2016, respectively. The Company repaid $0.6 million and $1.2 million of principal on the term loan during the three and six months ended June 30, 2015, respectively.

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

2021 Notes

LIN Television’s previously issued 6.375% Senior Notes due 2021 (the "2021 Notes") remained outstanding as of the consummation of the LIN Merger. Following the consummation of the LIN Merger, Media General, as the direct parent of LIN Television, and certain of the wholly owned subsidiaries of LIN Television provide full and unconditional guarantees of the 2021 Notes, on a senior basis. The Company received an unsolicited offer and repaid $15 million of principal at an $800 thousand premium during the year ended December 31, 2015. No principal payments were made during the three and six months ended June 30, 2016. As of June 30, 2016, the aggregate principal amount outstanding under the 2021 Notes was $275 million.

Fair Value

The following table includes information about the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets:
Investments
Trading securities	$428	$428	$257	$257
Liabilities:
Long-term debt:
Media General Credit Agreement	1,510,887	1,539,254	1,507,182	1,529,229
2022 Notes	393,070	403,899	392,527	404,344
2021 Notes	275,307	296,407	275,340	288,228
Shield Media Credit Agreement	25,340	25,340	26,915	27,200
Other borrowings	520	520	950	950

Trading securities held by the Supplemental 401(k) Plan are carried at fair value and are determined by reference to quoted market prices.

The fair values of the 2021 and 2022 Notes were determined by reference to the most recent trading prices. The fair value of all other debt instruments was determined using discounted cash flow analysis and an estimate of the current borrowing rate.

Under the fair value hierarchy, the Company’s trading securities fall under Level 1 (quoted prices in active markets), the 2021 and 2022 Notes fall under Level 2 (other observable inputs) and the Media General Credit Agreement, Shield Media Credit Agreement and Other Borrowings fall under Level 3 (unobservable inputs).

Note 5: Taxes on Income

The effective tax rate was 38.7% in the second quarter of 2016 as compared to 43.3% in the second quarter of 2015 and 56.0% in the first six months of 2016 as compared to 69.6% in the equivalent prior-year period. The lower tax rate is primarily due to a discrete tax benefit recorded in the first quarter of 2016 related to merger-related expenses recorded in the prior year as well as the relative levels of favorable book/tax differences compared to the pre-tax loss.  In 2016 the Company adopted Approach I as defined under ASC 740 with respect to merger-related expenses and has provided tax benefit on “sell-side” merger expenses until the proposed transaction is finalized.  Ultimately, some of these expenses may be non-deductible. The tax expense in both years was predominantly non-cash due to the Company’s significant net operating loss carryover.  Current tax expense was approximately $1.4 million and $1.3 million for the second quarter of 2016 and 2015, respectively, and was approximately $2.3 million and $1.5 million in the first six months of 2016 and 2015, respectively; it was attributable primarily to state income taxes.

Note 6: Earnings Per Share

The following tables set forth the computation of basic and diluted income per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
(In thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income attributable to Media General	$18,498			$1,635

Undistributed earnings attributable to participating securities	(50)			(4)

Basic EPS
Income attributable to common stockholders	$18,448	129,032	$0.14	$1,631	129,201	$0.01

Effect of dilutive securities:
Stock options and warrants		938			1,435

Diluted EPS
Income attributable to common stockholders	$18,448	129,970	$0.14	$1,631	130,636	$0.01

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
(In thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net loss attributable to Media General	$(7,692)			$(5,798)

Undistributed earnings attributable to participating securities	—			—

Basic EPS
Loss attributable to common stockholders	$(7,692)	128,817	$(0.06)	$(5,798)	129,275	$(0.04)

Effect of dilutive securities:
Stock options and warrants		—			—

Diluted EPS
Loss attributable to common stockholders	$(7,692)	128,817	$(0.06)	$(5,798)	129,275	$(0.04)

For the six month periods ended June 30, 2016 and 2015, we have excluded from the calculation of diluted earnings per share 1.1 million and 1.5 million, respectively, of common shares issuable for share options and restricted shares, because the net loss causes these shares to be anti-dilutive.

Note 7: Retirement and Postretirement Plans

The Company has a funded, qualified non-contributory defined benefit retirement plan which covers substantially all Legacy Media General employees hired before 2007 along with defined benefit retirement plans for KRON-TV and LIN that were merged into the Media General qualified plan on December 31, 2014 and December 31, 2015, respectively. Additionally the Company also has non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage available to certain executives. All of these retirement plans are frozen. The Company has a retiree medical savings account plan which reimburses eligible retired employees for certain medical expenses and an unfunded plan that provides certain health and life insurance benefits to retired employees who were hired prior to 1992.

     The following tables provide the components of net periodic benefit cost (income) for the Company’s benefit plans for the second quarters and first six months of 2016 and 2015:

	Three Months Ended
	Pension Benefits		Other Benefits
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Service cost	$—	$—	$—	$40
Interest cost	4,650	4,056	200	390
Expected return on plan assets	(6,950)	(5,472)	—	—
Amortization of net loss	—	142	(25)	—
Net periodic benefit (income) cost	$(2,300)	$(1,274)	$175	$430

	Six Months Ended
	Pension Benefits		Other Benefits
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Service cost	$—	$—	$—	$50
Interest cost	9,300	11,456	400	500
Expected return on plan assets	(13,900)	(15,453)	—	—
Amortization of net loss	—	400	(50)	—
Net periodic benefit (income) cost	$(4,600)	$(3,597)	$350	$550

Note 8: Stockholders’ Equity

The following table shows the components of the Company’s stockholders’ equity as of and for the six months ended June 30, 2016:

		Accumulated
		Other		Total
	Common	Comprehensive	Retained	Stockholders'
(In thousands)	Stock	Loss	Earnings	Equity
Balance at December 31, 2015	$1,305,155	$(31,224)	$174,039	$1,447,970
Net loss attributable to Media General	—	—	(7,692)	(7,692)
Exercise of stock options	1,714	—	—	1,714
Stock-based compensation	3,861	—	—	3,861
Revaluation of redeemable noncontrolling interest	(12,094)	—	(447)	(12,541)
Other	691	—	—	691
Balance at June 30, 2016	$1,299,327	$(31,224)	$165,900	$1,434,003

The following table shows the components of the Company’s stockholders’ equity as of and for the six months ended June 30, 2015:

		Accumulated
		Other		Total
	Common	Comprehensive	Retained	Stockholders'
(In thousands)	Stock	Income	Earnings	Equity
Balance at December 31, 2014	$1,322,284	$(36,445)	$214,582	$1,500,421
Net loss attributable to Media General	—	—	(5,798)	(5,798)
Exercise of stock options	1,211	—	—	1,211
Stock-based compensation	6,860	—	—	6,860
Revaluation of redeemable noncontrolling interest	—	—	(1,431)	(1,431)
Repurchases of Voting Common Stock	(18,747)	—	—	(18,747)
Other	(467)	—	—	(467)
Balance at June 30, 2015	$1,311,141	$(36,445)	$207,353	$1,482,049

Note 9: Other

Restructuring activities

In the first quarter of 2016, the Company took additional steps under a plan to restructure certain digital segment operations that began in September 2015. The plan is expected to save the Company approximately $14.7 million in operating costs annually based on the steps completed since plan inception and the cumulative expense incurred is $4 million. The Company recorded restructuring expense of $2.4 million related to the plan during the six months ended June 30, 2016. The restructuring income for the period was a result of adjustments within the period to the severance and lease termination liabilities. Year-to-date restructuring expense was comprised of $1.8 million of severance and $563 thousand of lease termination charges.

On October 16, 2009, Media General entered into a Joint Sales Agreement (“JSA”) and Shared Services Agreement (“SSA”) with Schurz Communications, Inc and WAGT Television, Inc.   Pursuant to the JSA and SSA, Media General provided certain services and sold advertising time for WAGT. In February 2016, Schurz Communications, Inc. sold WAGT to Gray Television Group, Inc., ("Gray") and assigned the JSA and SSA to Gray. However, upon the closing of the station sale, WAGT ceased performance of the agreements. For the six months ended June 30, 2016, the Company recorded restructuring charges of $2.6 million for WAGT. As of June 30, 2016, Media General has pending legal causes of action against Gray, Schurz Communications, Inc. and WAGT Television, Inc., including but not limited to, causes of action for breach of contract. The Company has agreed to stay this litigation pending the closing of the Nexstar merger and the divestiture of certain stations with Gray (as discussed in Note 1). If the transactions close, the parties will dismiss all claims and counterclaims with no additional consideration for either party. If not, the parties may resume the litigation. Subsequent to the end of the quarter, the Company paid $700 thousand to the FCC to settle issues related to WAGT. This amount was accrued in the second quarter and reflected in the "Contract termination and other accruals" line on the accrued restructuring chart below.

The following tables present the activity associated with the June 30, 2016 balance of the restructuring liability and the nature and amount of exit charges incurred in the six months ended June 30, 2016:

	As of June 30, 2016
(In thousands)	Digital	WAGT	Total
Accrued restructuring as of December 31, 2015	$1,312	$—	$1,312
Severance charges	1,760	383	2,143
Contract termination and other accruals	563	978	1,541
Cash severance and contract termination payments	(2,350)	(401)	(2,751)
Accrued restructuring as of June 30, 2016	$1,285	$960	$2,245

	Six months ended June 30, 2016
(In thousands)	Digital	WAGT	Total
Severance charges	$1,760	$383	$2,143
Contract termination charges	563	168	731
Asset impairment	—	298	298
Legal fees	—	900	900
Other	45	861	906
Total restructuring expense	$2,368	$2,610	$4,978

Acquisition of HYFN

In April 2016, the Company acquired the remaining shares of HYFN, a full service digital advertising agency for a purchase price of approximately $35 million plus one-time compensation expense of $7 million related to the transaction for a total cash outflow of $42 million. The $7 million of one-time compensation expenses is included in "Corporate and other expenses" on the Consolidated Condensed Statement of Comprehensive Income. Prior to the transaction, the Company held 50.1% of the outstanding shares of HYFN. As a result of the transaction, HYFN is 100% owned by the Company beginning with the second quarter of 2016.

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

Media General, Inc.
Condensed Consolidating Balance Sheet
June 30, 2016
(in thousands)

	Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$20,659	$4,719	$—	$25,378
Trade accounts receivable, net	—	82,711	216,734	8,167	—	307,612
Prepaid expenses and other current assets	—	2,667	25,582	663	—	28,912
Total current assets	—	85,378	262,975	13,549	—	361,902
Property and equipment, net	—	151,810	301,963	1,923	—	455,696
Other assets, net	—	540	29,604	1,081	—	31,225
Definite lived intangible assets, net	—	351,432	446,799	30,714	—	828,945
Broadcast licenses	—	—	1,025,800	71,300	—	1,097,100
Goodwill	—	527,077	995,688	21,859	—	1,544,624
Advances to consolidated subsidiaries	—	(238,532)	235,061	3,471	—	—
Investment in consolidated subsidiaries	1,434,003	1,324,524	—	—	(2,758,527)	—
Total assets	$1,434,003	$2,202,229	$3,297,890	$143,897	$(2,758,527)	$4,319,492

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$—	$753	$24,716	$8	$—	$25,477
Accrued salaries and wages	—	6,058	21,820	200	—	28,078
Accrued expenses and other current liabilities	—	19,912	75,462	1,678	—	97,052
Current installments of long-term debt	—	—	—	3,373	—	3,373
Current installments of obligation under capital leases	—	574	246	—	—	820
Total current liabilities	—	27,297	122,244	5,259	—	154,800
Long-term debt, net	—	668,377	1,510,888	22,486	—	2,201,751
Deferred tax liability and other long-term tax liabilities	—	58,961	245,704	—	—	304,665
Long-term capital lease obligations	—	12,848	942	—	—	13,790
Retirement and postretirement plans	—	—	176,045	—	—	176,045
Other liabilities	—	743	25,999	4,806	—	31,548
Total liabilities	—	768,226	2,081,822	32,551	—	2,882,599

Noncontrolling interests	—	—	—	2,890	—	2,890

Total stockholders (deficit) equity	1,434,003	1,434,003	1,216,068	108,456	(2,758,527)	1,434,003
Total liabilities, noncontrolling interest and stockholders' equity (deficit)	$1,434,003	$2,202,229	$3,297,890	$143,897	$(2,758,527)	$4,319,492

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

Media General, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2016
(in thousands)

	Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Consolidated
Net operating revenue	$—	$107,119	$258,965	$7,258		$(10,636)	$362,706

Operating costs:
Operating expenses, excluding depreciation expense	—	42,178	114,282	3,666		(6,527)	153,599
Selling, general and administrative expenses	—	23,106	52,214	988		(150)	76,158
Amortization of program licenses rights	—	4,663	7,409	505		(501)	12,076
Corporate and other expenses	—	—	18,094	7	—	—	18,101
Depreciation and amortization	—	14,589	24,891	857		—	40,337
Loss related to property and equipment, net	—	18	43	26		—	87
Merger-related expenses	—	—	1,561	—		—	1,561
Restructuring expenses	—	—	996	—		—	996
Operating income (loss)	—	22,565	39,475	1,209		(3,458)	59,791

Other income (expense):
Interest expense	—	(10,667)	(17,608)	(254)		—	(28,529)
Intercompany income and (expenses)	—	(10,848)	10,848	—		—	—
Equity in income (loss) from operations of consolidated subsidiaries	18,498	22,209	—	—		(40,707)	—
Other, net	—	(12)	134	—		—	122
Total other income (expense)	18,498	682	(6,626)	(254)		(40,707)	(28,407)

Income (loss) before income taxes	18,498	23,247	32,849	955		(44,165)	31,384
Income tax benefit (expense)	—	(4,749)	(7,407)	—		—	(12,156)
Net income (loss)	$18,498	$18,498	$25,442	$955		$(44,165)	$19,228

Net income (loss) attributable to noncontrolling interest	—	—	—	730		—	730
Net income (loss) attributable to Media General	$18,498	$18,498	$25,442	$225		$(44,165)	$18,498

Other comprehensive income	—	—	—	—		—	—
Total comprehensive income (loss) attributable to Media General	$18,498	$18,498	$25,442	$225		$(44,165)	$18,498

Media General, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2016
(in thousands)

	Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net operating revenue	$—	$206,210	$494,122	$25,113	$(19,276)	$706,169

Operating costs:
Operating expenses, excluding depreciation expense	—	84,338	214,916	17,113	(11,625)	304,742
Selling, general and administrative expenses	—	45,799	105,755	3,240	(315)	154,479
Amortization of program licenses rights	—	9,143	14,983	1,018	(1,002)	24,142
Corporate and other expenses	—	—	28,444	9	—	28,453
Depreciation and amortization	—	28,988	48,839	2,631	—	80,458
(Gain) loss related to property and equipment, net	—	11	(790)	98	—	(681)
Merger-related expenses	—	—	67,443	—	—	67,443
Restructuring expenses	—	—	4,978	—	—	4,978
Operating income (loss)	—	37,931	9,554	1,004	(6,334)	42,155

Other income (expense):
Interest expense	—	(21,361)	(35,194)	(530)	—	(57,085)
Intercompany income and (expenses)	—	(20,955)	21,299	(344)	—	—
Equity in income (loss) from operations of consolidated subsidiaries	(7,692)	6,251	—	—	1,441	—
Other, net	—	(12)	208	—	—	196
Total other income (expense)	(7,692)	(36,077)	(13,687)	(874)	1,441	(56,889)

Income (loss) before taxes	(7,692)	1,854	(4,133)	130	(4,893)	(14,734)
Income tax benefit (expense)	—	(9,546)	17,177	618	—	8,249
Net income (loss)	$(7,692)	$(7,692)	$13,044	$748	$(4,893)	$(6,485)

Net income (loss) attributable to noncontrolling interest	—	—	—	1,207	—	1,207
Net income (loss) attributable to Media General	$(7,692)	$(7,692)	$13,044	$(459)	$(4,893)	$(7,692)

Other comprehensive income	—	—	—	—	—	—
Total comprehensive income (loss) attributable to Media General	$(7,692)	$(7,692)	$13,044	$(459)	$(4,893)	$(7,692)

Media General, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2015
(in thousands)

	Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Net operating revenue	$—	$94,258	$216,770	$16,941	$(7,446)	$320,523
Operating costs:
Operating expenses, excluding depreciation expense	—	40,294	88,410	9,856	(4,391)	134,169
Selling, general and administrative expenses	—	22,193	53,009	4,152	(303)	79,051
Amortization of program license rights	—	4,363	7,250	434	—	12,047
Corporate and other expenses	—	2,661	9,703	2	—	12,366
Depreciation and amortization	—	15,522	24,562	2,534	—	42,618
(Gain) loss related to property and equipment, net	—	165	(361)	—	—	(196)
Merger-related expenses	—	950	2,666	—	—	3,616
Restructuring expenses	—	—	—	—	—	—
Operating income (loss)	—	8,110	31,531	(37)	(2,752)	36,852

Other income (expense):
Interest expense, net	1	(9,555)	(19,325)	(409)	—	(29,288)
Debt modification and extinguishment costs	—	—	(1,827)	—	—	(1,827)
Intercompany income and (expenses)	—	(763)	949	(186)	—	—
Equity in income (loss) from operations of consolidated subsidiaries	1,634	2,511	—	—	(4,145)	—
Other, net	—	4	118	2,500	—	2,622
Total other income (expense)	1,635	(7,803)	(20,085)	1,905	(4,145)	(28,493)

Income (loss) before income taxes	1,635	307	11,446	1,868	(6,897)	8,359
Income tax benefit (expense)	—	1,325	(5,599)	658	—	(3,616)
Net income (loss)	$1,635	$1,632	$5,847	$2,526	$(6,897)	$4,743

Net income (loss) attributable to noncontrolling interests	—	—	—	3,108	—	3,108
Net income (loss) attributable to Media General	$1,635	$1,632	$5,847	$(582)	$(6,897)	$1,635

Other comprehensive income	—	—	—	—	—	—
Total comprehensive income (loss) attributable to Media General	$1,635	$1,632	$5,847	$(582)	$(6,897)	$1,635

Media General, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2015
(in thousands)

	Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Net operating revenue	$—	$182,476	$416,500	$30,683	$(12,402)	$617,257
Operating costs:
Operating expenses, excluding depreciation expense	—	77,893	172,169	17,398	(7,415)	260,045
Selling, general and administrative expenses	—	45,717	106,227	8,289	(712)	159,521
Amortization of program license rights	—	8,541	14,351	913	—	23,805
Corporate and other expenses	—	5,862	19,161	(6)	—	25,017
Depreciation and amortization	—	29,658	49,234	4,009	—	82,901
(Gain) loss related to property and equipment, net	—	129	(553)	—	—	(424)
Merger-related expenses	—	2,324	6,569	—	—	8,893
Restructuring expenses	—	—	—	—	—	—
Operating income (loss)	—	12,352	49,342	80	(4,275)	57,499

Other income (expense):
Interest expense, net	—	(20,205)	(39,412)	(694)	—	(60,311)
Debt modification and extinguishment costs	—	—	(2,440)	—	—	(2,440)
Intercompany income and (expenses)	—	(6,298)	6,716	(418)	—	—
Equity in income (loss) from operations of consolidated subsidiaries	(5,798)	2,077	—	—	3,721	—
Other, net	—	86	826	5,000	—	5,912
Total other income (expense)	(5,798)	(24,340)	(34,310)	3,888	3,721	(56,839)

Income (loss) before income taxes	(5,798)	(11,988)	15,032	3,968	(554)	660
Income tax benefit (expense)	—	6,188	(7,873)	1,226	—	(459)
Net income (loss)	$(5,798)	$(5,800)	$7,159	$5,194	$(554)	$201

Net income (loss) attributable to noncontrolling interests	—	—	(178)	6,177	—	5,999
Net income (loss) attributable to Media General	$(5,798)	$(5,800)	$7,337	$(983)	$(554)	$(5,798)

Other comprehensive income	—	—	—	—	—	—
Total comprehensive income (loss) attributable to Media General	$(5,798)	$(5,800)	$7,337	$(983)	$(554)	$(5,798)

Media General, Inc.
Condensed Consolidating Statement of Cash Flows
Year to date through June 30, 2016
(in thousands)

	Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$—	$7,776	$30,052	$878	$—	$38,706

Cash flows from investing activities:
Capital expenditures	—	(5,973)	(18,127)	(214)	—	(24,314)
Proceeds from the sale of PP&E	—	31	4,018	2,023	—	6,072
Receipt of dividend	—	39,005		—	(39,005)	—
Advances on intercompany borrowings	—	(2,644)	—	—	2,644	—
Payments from intercompany borrowings	—	—	39,005	—	(39,005)	—
Other, net	—	—	(114)	—	—	(114)
Net cash provided (used) by investing activities	—	30,419	24,782	1,809	(75,366)	(18,356)

Cash flows from financing activities:
Borrowings under Media General Revolving Credit Facility	—	—	60,000	—	—	60,000
Repayments under Media General Revolving Credit Facility	—	—	(60,000)	—	—	(60,000)
Repayment of borrowings under Shield Media Credit Agreement	—	—	—	(1,600)	—	(1,600)
Repayment of other borrowings	—	—	—	(431)	—	(431)
Payment for the acquisition of noncontrolling interest	—	—	(35,305)	—	—	(35,305)
Payment of dividend	—	—	(39,005)	—	39,005	—
Proceeds from intercompany borrowings			2,644		(2,644)	—
Payments on intercompany borrowing	—	(39,005)		—	39,005	—
Exercise of stock options	—	—	1,714	—	—	1,714
Other, net	—	(293)	(148)	—	—	(441)
Net cash provided (used) by financing activities	—	(39,298)	(70,100)	(2,031)	75,366	(36,063)

Net (decrease) increase in cash and cash equivalents	—	(1,103)	(15,266)	656	—	(15,713)
Cash and cash equivalents at beginning of period	—	1,103	35,925	4,063	—	41,091
Cash and cash equivalents at end of period	$—	$—	$20,659	$4,719	$—	$25,378

Media General, Inc.
Condensed Consolidating Statement of Cash Flows
Year to date through June 30, 2015
(in thousands)

	Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Cash flows from operating activities:
Net cash provided (used) by operating activities	$(1,402)	$6,528	$83,285	$7,977	$—	$96,388

Cash flows from investing activities:
Capital expenditures	—	(8,610)	(13,876)	(1,564)	—	(24,050)
Release of restricted cash at qualified intermediary	—	—	119,903	—	—	119,903
Proceeds from sale the of PP&E	—	50	641	—	—	691
Proceeds from spectrum sale	—	—	620	2,500	—	3,120
Receipt of dividend	—	39,005	—	—	(39,005)	—
Payments from intercompany borrowings	2,025	—	24,230	—	(26,255)	—
Payment of capital contributions	(3,011)	—	—	—	3,011	—
Other, net	—	—	—	(69)	—	(69)
Net cash provided (used) by investing activities	(986)	30,445	131,518	867	(62,249)	99,595

Cash flows from financing activities:
Repayment of borrowings under Media General Credit Agreement	—	—	(135,000)	—	—	(135,000)
Repayment of borrowings under Shield Media Credit Agreement	—	—	—	(1,200)	—	(1,200)
Repayment of other borrowings	—	—	—	(580)	—	(580)
Payment for share repurchase	—	—	(18,747)	—	—	(18,747)
Payment of dividend	—	—	(39,005)	—	39,005	—
Payments on intercompany borrowing	—	(26,255)	—	—	26,255	—
Payment for the acquisition of noncontrolling interest	—	(9,218)	—	—	—	(9,218)
Receipt of capital contributions	—	3,011	—	—	(3,011)	—
Cash paid for debt modification	—	—	(3,425)	—	—	(3,425)
Exercise of stock options	—	—	1,817	—	—	1,817
Other, net	—	(207)	(1,215)	(50)	—	(1,472)
Net cash (used) provided by financing activities	—	(32,669)	(195,575)	(1,830)	62,249	(167,825)

Net (decrease) increase in cash and cash equivalents	(2,388)	4,304	19,228	7,014	—	28,158
Cash and cash equivalents at beginning of period	2,388	9,658	27,371	4,503	—	43,920
Cash and cash equivalents at end of period	$—	$13,962	$46,599	$11,517	$—	$72,078

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Media General is one of the U.S.’s largest local multimedia companies, providing top-rated news, information and entertainment across 48 markets. Media General, Inc. owns, operates or provides services to 71 network-affiliated broadcast television stations (23 with CBS, 13 with NBC, 12 with ABC, 8 with FOX, 8 with CW and 7 with MyNetworkTV) and their associated digital media and mobile platforms. These stations reach approximately 23% of U.S. TV households, and the Company reaches nearly 39% of the U.S. Internet audience. 50 of the 71 stations are located in the top 100 designated market areas as grouped by Nielsen (“DMAs”), while 27 of the 71 stations are located in the top 50 markets. The Company also has a large and diverse digital media business.

In September 2015, the Company announced a merger agreement under which the Company would have acquired all of the outstanding common stock of Meredith Corporation (“Meredith”) in a cash and stock transaction. Later in September of 2015 the Company received an unsolicited proposal from Nexstar Broadcasting Group, Inc. (“Nexstar”) to acquire all of the outstanding common stock of Media General. Following discussion between the various parties, in January 2016 Media General terminated its agreement with Meredith with Media General paying Meredith a $60 million termination fee and providing Meredith with an opportunity to negotiate for the purchase of certain broadcast and digital assets owned by the Company. Immediately thereafter, the Company entered into an agreement with Nexstar whereby Nexstar will acquire all outstanding shares of Media General for $10.55 per share in cash, 0.1249 shares of Nexstar Class A common stock for each Media General share and a contingent value right (CVR). The cash consideration and the stock consideration are fixed amounts and do not increase or decrease based upon the proceeds (if any) from the disposition of either Nexstar's or Media General's spectrum in the Federal Communication Commissions's ("FCC") Incentive Auction. Upon the completion of the transaction, Nexstar will change its name to Nexstar Media Group. Each CVR will entitle Media General shareholders to a pro rata share of the net cash proceeds as received from the sale of Media General's spectrum in the FCC's Incentive Auction. It is estimated that Media General shareholders will own approximately 34% and existing Nexstar shareholders will retain approximately 66% ownership of the combined company after closing. The closing of the transaction is subject to the satisfaction of a number of conditions including, but not limited to, the approval of various matters relating to the transaction by Media General and Nexstar shareholders, the approval of the FCC, clearance under the Hart-Scott-Rodino antitrust act and certain third party consents.

In connection with the Nexstar transaction, Nexstar and its respective subsidiaries, as applicable, have entered into definitive agreements to divest Nexstar's WCWJ station in Jacksonville, Florida and the Company's WSLS-TV station in Roanoke-Lynchburg, Virginia to Graham Media Group, Inc.; Nexstar's KADN-TV and KLAF-LD stations in Lafayette, Louisiana to Bayou City Broadcasting Lafayette, Inc.; Nexstar's KREG-TV station in Denver, Colorado to Marquee Broadcasting, Inc.; the Company's WBAY-TV station in Green Bay, Wisconsin and KWQC-TV station in Davenport-Moline-Rock Island, Iowa to Gray Television Group, Inc.; the Company's KIMT station in Rochester, Minnesota, WTHI-TV station in Terre Haute, Indiana, WLFI-TV station in Lafayette, Indiana, as well as Nexstar's WFFT-TV station in Ft. Wayne, Indiana and KQTV station in Saint Joseph, Missouri to USA Television MidAmerica Holdings, LLC; and the Company's KASA-TV station in Albuquerque, New Mexico to Ramar Communications, Inc. The Company expects that the sales of these stations will occur substantially concurrent with the closing of the transaction with Nexstar, which is expected to occur later this year.

In April 2012, President Obama signed into law the American Jobs Act, which provides the FCC with the authority to conduct an “incentive auction” to auction and repurpose broadcast television spectrum for mobile broadband use. Pursuant to this authority and to encourage broadcasters to tender their licenses for auction, the FCC is permitted to share the proceeds of spectrum auction with incumbent television station licensees. In order to receive proceeds, licensees must agree to give up their licenses, share spectrum, or, in some cases, move to a different channel to facilitate an auction of their previous channel. The FCC would then “repack” non-tendering UHF broadcasters into the lower portions of the UHF band and auction new “flexible use” wireless licenses in the upper portion of the UHF band. By statute, television stations’ participation in the “incentive auction” is voluntary. Bidding in the Clock Phase of Stage 1 of the reverse auction has been completed. The forward auction is ongoing. Depending on the outcome of this phase, the FCC may conduct one or more additional phases of the reverse auction. No auction results have been finalized. As part of the Nexstar agreement, the Company has a contingent value right entitling Media General shareholders to a pro rata share of the net cash proceeds as received from the sale of Media General’s spectrum. The Company anticipates that this right could be worth anywhere from $0 to $4 per share.

RESULTS OF OPERATIONS

The Company recorded net income attributable to Media General of $18 million ($0.14 per diluted share) in the second quarter of 2016 and a net loss attributable to Media General of $7.7 million (($0.06) per diluted share) during the first six months of 2016, compared to net income attributable to Media General of $1.6 million ($0.01 per diluted share) and a net loss attributable to Media General of $5.8 million (($0.04) per diluted share) in the equivalent periods of 2015. Net income attributable to Media General for the second quarter of 2016 increased $17 million from the equivalent period in the prior year driven by a 13% increase in net operating revenue. The Company's results during the first six months of 2016 included the $60 million termination fee paid to Meredith in January 2016, an additional $7 million of merger-related expenses and restructuring expenses of $5 million. Comparatively, the Company's results during the first six months of 2015 included operating gains of $5.6 million (in Other, net) on the relocation of broadcast channels in Lansing, Michigan and Austin, Texas and a $2.5 million reduction in Operating Expenses for settlement proceeds related to prior-period overcharges by a music licensing agency.

Net income for the second quarter of 2016 was $19 million and included net income attributable to noncontrolling interests of $0.7 million. For the first six months of 2016 the Company recorded a net loss of $6.5 million and net income attributable to noncontrolling interests of $1.2 million. The income attributable to noncontrolling interests represents the aggregate income of certain stations operated by the Company through JSA/SSA arrangements. The remaining noncontrolling interest in HYFN Inc. was acquired by the Company on April 1, 2016.

The Company generated $118 million and $221 million of operating income from its Broadcast segment in the three and six months ended June 30, 2016, respectively. Its Digital segment recorded operating income of $3.2 million and $1.5 million during the same periods.

REVENUES

Revenues were $363 million and $706 million in the second quarter and first six months of 2016, respectively, compared to $321 million and $617 million in the same prior-year periods. Revenues are grouped primarily into four major categories: Local, National, Political and Digital. The following chart summarizes the consolidated period-over-period changes in these select revenue categories.

	Three Months Ended

(Unaudited, in thousands)	June 30, 2016	% of Total	June 30, 2015	Percent Change
Local	$247,861	68.3%	$220,143	12.6%
National	53,558	14.8%	52,955	1.1%
Political	10,448	2.9%	2,628	297.6%
Digital	43,045	11.9%	36,421	18.2%
Other	7,794	2.1%	8,376	(6.9)%
Net operating revenue	$362,706		$320,523	13.2%

	Six Months Ended

(Unaudited, in thousands)	June 30, 2016	% of Total	June 30, 2015	Percent Change
Local	$478,084	67.7%	$427,027	12.0%
National	103,123	14.6%	102,072	1.0%
Political	26,458	3.7%	3,742	607.1%
Digital	80,915	11.5%	66,671	21.4%
Other	17,589	2.5%	17,745	(0.9)%
Net operating revenue	$706,169		$617,257	14.4%

Local revenue increased $28 million and $51 million during the three and six months ended June 30, 2016, respectively, as a result of increased retransmission revenue and, to a lesser extent, an increase in core local advertising. National advertising revenue increased slightly driven by automotive and retail. Political revenue for the quarter was almost 4 times the prior-year level due to strong advertising levels in Indiana, Pennsylvania, North Carolina and South Carolina. Political for the year-to-date was seven-fold the prior-year level due to the competitive Presidential primary races. The 18% and 21% increase in Digital revenue for the quarter and year-to-date, respectively, was primarily the result of increased activity in social media and higher traffic on our stations' websites.

OPERATING COSTS

Total operating costs increased $19 million in the second quarter of 2016 from the prior-year equivalent period primarily driven by a $14 million increase in network programming payments and one-time acquisition-related compensation of $7 million related to the purchase of HYFN (as discussed in Item 1, Note 9). For the first six months of 2016 operating costs increased $104 million from the prior-year equivalent period overwhelmingly due to the $60 million fee paid to Meredith to terminate that merger agreement, $27 million increase in network programming payments and the $7 million one-time payment related to the purchase of HYFN. The increase in network programming payments was driven in large part by the increase in retransmission revenue. Absent the merger-related expenses, restructuring costs, the one-time acquisition-related compensation and higher network fees, total operating costs for the second quarter were flat when compared to the same period in the prior year and total operating costs for the first six months of 2016 only increased 1% from the same period in 2015, reflecting effective expense management.

Corporate and other expenses as reported on the consolidated statements of comprehensive income increased by $5.7 million and $3 million in the three and six months ended June 30, 2016, respectively, due to the one-time acquisition-related compensation of $7 million discussed above. Excluding the impact of the one-time payment, Corporate expenses would have decreased 16% for the first six months of 2016 due to lower stock-based compensation and the impact of merger related synergies.

Depreciation and amortization expense as reported on the consolidated statements of comprehensive income was $40 million and $80 million in the three and six months ended June 30, 2016, respectively, compared to $43 million and $83 million in the corresponding prior year periods.

The Company recorded $1.6 million and $3.6 million of merger-related costs in the second quarter of 2016 and 2015, respectively, as shown on the Consolidated Condensed Statements of Comprehensive Income primarily for employee severance, investment banking, legal and professional fees related to the LIN Merger and the merger with Nexstar (reflected in 2016 only). The 2016 costs also included legal fees related to the terminated merger with Meredith. Merger-related costs for the first six months of 2016 were $67 million compared to $9 million in the first six months of 2015. The merger-related expenses for the first six months of 2016 included a $60 million termination fee associated with the terminated Meredith merger, employee severance, investment banking legal, and professional fees related to the LIN Merger, the Nexstar Merger and the terminated merger with Meredith. Merger-related costs for the first six months of 2015 were primarily for restructuring, investment banking, legal and professional fees related to the LIN Merger.

In September 2015, the Company adopted a plan to restructure certain digital segment operations (as discussed more fully in Item 1, Note 9), which is expected to save the Company $14.7 million in operating costs annually. The Company took additional steps under this plan in the first quarter of 2016. The Company recorded restructuring expense of 2.4 related to the plan during the six months ended June 30, 2016.

In the six months ended June 30, 2016 the Company recorded restructuring expense of 2.6 related to WAGT as described more fully in Item 1, Note 9. As of June 30, 2016, Media General has pending legal causes of action against Gray, and Schurz Communications, Inc. and WAGT Television, Inc., including but not limited to, causes of action for breach of contract. The Company has agreed to stay this litigation pending the closing of the Nexstar merger and the divestiture of certain stations with Gray (as discussed in Item 1, Note 1). If the transactions close, the parties will dismiss all claims and counterclaims with no additional consideration for either party. If not, the parties may resume the litigation.

INTEREST EXPENSE

For the three and six months ended June 30, 2016, interest expense was $29 million and $57 million, respectively, representing a decrease of 2.7% and 5.3% from the corresponding periods in the prior year due to repayments of debt during 2015. The Company’s effective interest rate was just over 5% for all periods presented.

During the first six months of 2016, the Company repaid $2 million on certain borrowings.

INCOME TAXES

The effective tax rate was 38.7% in the second quarter of 2016 as compared to 43.3% in the second quarter of 2015. The effective tax rate in the first six months of 2016 was 56.0% as compared to 69.6% in the equivalent prior-year period. The lower tax benefit is primarily due to a discrete tax benefit recorded in the first quarter of 2016 related to merger-related expenses recorded in the prior year as well as the relative levels of favorable book/tax differences compared to the pre-tax loss.  In 2016, the Company adopted Approach I as defined under ASC 740 with respect to merger-related expenses and has provided tax benefit on “sell-side” merger expenses until the proposed transaction is finalized.  Ultimately, some of these expenses may be non-deductible. The tax expense in both years was predominantly non-cash due to the Company’s significant net operating loss carryover.  Current tax expense was approximately $1.4 million and $1.3 million for the second quarters of 2016 and 2015, respectively, and was approximately $2.3 million and $1.5 million in the first six months of 2016 and 2015, respectively; it was attributable primarily to state income taxes. Cash taxes paid (net of refunds) in the first six months of 2016 was $2 million.

The Company records income tax expense using the liability method, under which deferred tax assets and liabilities are recorded for the differing treatments of various items for financial reporting versus tax reporting purposes. The Company evaluates the need for a valuation allowance for deferred tax assets. Included in that analysis is the fact that the Company has carried forward an estimated $549 million of net operating losses (NOLs) as of June 30, 2016. The Company anticipates being able to use these NOLs before they expire over the course of the next 20 years, although there are certain limitations in future years.

OTHER

In April 2016, the Company acquired the remaining shares of HYFN, a full service digital advertising agency for a purchase price of approximately $35 million plus one-time compensation expense of $7 million related to the transaction for a total cash outflow of $42 million. Prior to the transaction, the Company held 50.1% of the outstanding shares of HYFN. As a result of the transaction, HYFN is 100% owned by the Company beginning with the second quarter of 2016.

In prior years, the Company entered into agreements with a telecommunications company to relocate broadcast channels in our Lansing, Michigan and Austin, Texas markets. For the three and six months periods ended June 30, 2015, the Company recorded non-operating gains of $2.5 million and $5.6 million, respectively, related to these agreements for the completion of the relocation.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash flow from operations, but it also has access to the $150 million revolving credit facility and cash on its balance sheet. The Company has $146 million of availability under the revolving credit facility (giving effect to $3.6 million of letters of credit which have been issued but are undrawn) and $25 million of cash on its balance sheet as of June 30, 2016. There is $4.7 million of cash in the consolidated balance sheet as of June 30, 2016, which can only be used to settle the obligations of the VIEs as discussed in Note 3. During the first six months of 2016, the Company has used its cash for the Meredith termination fee, capital expenditures, further investment in its operations and other corporate initiatives.

The Company generated $39 million of cash from operating activities during the six months ended June 30, 2016. This compared to $96 million of net cash generated by operating activities in the year-ago period. The decrease from the year-ago period is primarily the result of the $60 million termination fee paid in January 2016

The Company internally, and analysts in the Broadcast industry, use a non-GAAP Broadcast Cash Flow (BCF) metric as a key measure. BCF is defined as operating income plus corporate and other expenses, depreciation and amortization, net gains related to property and equipment, program license rights amortization less payments for program license rights, merger-related expenses, and restructuring expenses. As shown in the table that follows, BCF increased from $96 million to $120 million in the second quarter of 2016 and from $174 million to $222 million in the first six months of 2016 , primarily due to the impact of Presidential primary spending during 2016:

	Three Months Ended

(Unaudited, in thousands)	June 30, 2016	June 30, 2015
Net Operating Revenue	$362,706	$320,523
Less: Operating Costs	(302,915)	(283,671)
Operating Income	59,791	36,852
Add:
Depreciation and amortization	40,337	42,618
Corporate and other expenses	18,101	12,366
Gain related to property and equipment, net	87	(196)
Program license rights, net	(772)	922
Merger-related expenses	1,561	3,616
Restructuring expenses	996	—
Broadcast cash flow	$120,101	$96,178

	Six Months Ended

(Unaudited, in thousands)	June 30, 2016	June 30, 2015
Net Operating Revenue	$706,169	$617,257
Less: Operating Costs	(664,014)	(559,758)
Operating Income	42,155	57,499
Add:
Depreciation and amortization	80,458	82,901
Corporate and other expenses	28,453	25,017
Gain related to property and equipment, net	(681)	(424)
Program license rights, net	(816)	47
Merger-related expenses	67,443	8,893
Restructuring expenses	4,978	—
Broadcast cash flow	$221,990	$173,933

The Company used cash for its investing activities of $18 million during the first six months of 2016 primarily due to $24 million of capital expenditures partially offset by $6.1 million of proceeds from the sale of property and equipment. Investing activities provided cash of $100 million for the first six months of 2015 primarily due to the release from a qualified intermediary of $120 million in restricted cash related to the 2014 sale of WJAR-TV and $3.1 million related to the relocation of broadcast channels in Lansing, Michigan and Austin, Texas. The cash inflows were partially offset by capital expenditures of $24 million.

Cash used by financing activities of $36 million in the six months ended June 30, 2016 compared to cash used by financing activities of $168 million in the six months ended June 30, 2015. The Company had a $35 million cash outflow in 2016 related to the acquisition of the remaining noncontrolling interest in HYFN. The higher outflow in 2015 primarily resulted from debt repayments of $135 million and a $9.2 million cash outflow related to the acquisition of the remaining noncontrolling interest in Dedicated Media.

Debt Agreements

At June 30, 2016, the Company had the following debt facilities and other debt instruments:

	Maturity Date	Amount	Interest Rate
Term Loan	2020	$1,541 million	LIBOR + 3.00% w/ 1% LIBOR floor
Revolver	2018	$146 million available; None drawn	LIBOR + 2.50%; 0.5% commitment fee
5.875% Senior Notes	2022	$400 million	Fixed
6.375% Senior Notes	2021	$275 million	Fixed
Shield Media Term Loans	2018	$26 million	LIBOR + 3.00%
Other Borrowings	2016/2017	$0.5 million	LIBOR + 3.00%

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

The credit agreement governing the Senior Secured Credit Facility contains a leverage ratio covenant which is tested for purposes of the Revolving Loan Facility if and when the Revolver borrowings and non-collateralized letters of credit exceed $45 million at a quarter end. At other times, there is not a required maximum leverage ratio in which the Company must operate. The leverage ratio involves debt levels and a rolling eight-quarter calculation of EBITDA, as defined in the agreement if applicable. For the second quarter of 2016, the maximum ratio would have been 5.0 times if it had been in effect. Additionally, the agreement has restrictions on certain transactions that are operational regardless of Revolver borrowing level, including the incurrence of additional debt, capital leases, investments, fundamental changes (including additional acquisitions mergers or consolidations), limitation liens, prepayment or amendment of certain debt, transactions with affiliates, changes in the nature of the business, asset sales and restricted payments (including dividends and share repurchases) as defined in the agreement.

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

Consolidated net leverage, as defined in the Credit Agreement governing the Revolving Credit Facility, was 5.05x as of June 30, 2016. As noted above, the Company was not required to operate within the maximum leverage ratio as the Revolver borrowings and non-collateralized letters of credit did not exceed $45 million as of June 30, 2016.

OUTLOOK

The Company owns, operates or provides services to 71 stations across 48 markets covering 23% of U.S. TV households. The Company’s scale and location within several strongly contested states with substantial political spending has already facilitated increased cash flow generation during the active primary season. Additionally, the Company grew retransmission revenue in the first six months of 2016 and is participating in the FCC spectrum auction that is currently ongoing. For the remainder of 2016, the Company expects to benefit from the Olympics in Rio de Janeiro, Brazil as the location should enable more “live” events on the Company’s 13 NBC stations. The Company also expects to continue to generate strong free cash flow from Political and retransmission during the remainder of the year. The Company continues to work with Nexstar to secure the necessary approvals to effectuate the announced merger transaction.

* * * * * * * *

Certain statements in this quarterly report, particularly those in the section with the heading “Outlook” are not historical facts and are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include, among others, statements related to accounting estimates and assumptions, expectations regarding the pending merger, regulatory approvals and debt levels, interest rates, the impact of technological advances including consumer usage of mobile television and expectations regarding the effects of retransmission fees, network affiliate fees, pension and postretirement plans, capital spending, general advertising levels and political advertising levels, the effects of changes to FCC regulations and FCC approval of license applications. Forward-looking statements, including those which use words such as the Company “believes,” “anticipates,” "hopes," “expects,” “estimates,” “intends,” “projects,” “plans,” “may” and similar words, including “outlook”, are made as of the date of this quarterly report on Form 10-Q and are subject to risks and uncertainties that could potentially cause actual results to differ materially from those results expressed in or implied by such statements. The reader should understand that it is not possible to foresee or identify all risk factors. Consequently, any such list should not be considered a complete statement of all potential risks or uncertainties.

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

Item 3.          Quantitative and Qualitative Disclosure About Market Risk

The Company’s Annual Report on Form 10-K for the year ended December 31, 2015, provides disclosures about market risk. As of June 30, 2016, there have been no material changes in the Company’s market risk from December 31, 2015.

Item 4.          Controls and Procedures

      The Company’s management, including its chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016. Based on that evaluation, the Company’s management, including its chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II.     OTHER INFORMATION

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.          Other Information

None.

Item 6.          Exhibits

(a) Exhibits

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

101
The following financial information from the Media General, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL includes: (i) Consolidated Condensed Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2016 and June 30, 2015, (iii) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015, and (iv) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

Date: August 5, 2016	By:	/s/ Vincent L. Sadusky
Vincent L. Sadusky
President and Chief Executive Officer

Date: August 5, 2016	By:	/s/ James F. Woodward
James F. Woodward
Senior Vice President, Chief Financial Officer