Form 10-Q
period 2016-09-30
MEDIA GENERAL INC
filed 2016-11-09
CIK 216539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549
Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

Larger accelerated filer X	Accelerated filer
Non-accelerated filer	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                    No          X
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 3, 2016.
Voting Common shares (no par value):       129,311,903

MEDIA GENERAL, INC.
TABLE OF CONTENTS
FORM 10-Q REPORT
September 30, 2016

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Media General, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands, except shares)

ASSETS
	September 30, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$57,822	$41,091
Trade accounts receivable (less allowance for doubtful accounts 2016 - $4,966; 2015 - $4,634)	311,826	298,474
Prepaid expenses and other current assets	15,515	15,083
Total current assets	385,163	354,648

Property and equipment, net of accumulated depreciation (2016 - $196,187; 2015 - $145,274)	445,591	470,537
Other assets, net	30,455	38,070
Definite lived intangible assets, net of accumulated amortization (2016 - $206,412; 2015 - $138,072)	788,000	871,129
Broadcast licenses	1,097,100	1,097,100
Goodwill	1,451,036	1,544,624
Total assets (a)	$4,197,345	$4,376,108

See accompanying notes.

(a) Consolidated assets as of September 30, 2016 and December 31, 2015, include total assets of variable interest entities (VIEs) of $141 million and $145 million, respectively, which can only be used to settle the obligations of the VIEs. See Note 1 and Note 3.

Media General, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except shares)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2016	December 31, 2015
Current liabilities:
Trade accounts payable	$18,074	$35,800
Accrued salaries and wages	25,084	21,465
Accrued expenses and other current liabilities	105,920	95,500
Current installments of long-term debt	3,547	3,804
Current installments of obligation under capital leases	797	859
Total current liabilities	153,422	157,428

Long-term debt, net	2,147,336	2,199,110
Deferred tax liability and other long-term tax liabilities	313,013	315,234
Long-term capital lease obligations	13,553	14,012
Retirement and postretirement plans	172,599	182,987
Other liabilities	26,140	34,920
Total liabilities (b)	2,826,063	2,903,691

Commitments and contingencies

Noncontrolling interests	4,044	24,447

Stockholders' equity:
Preferred stock (no par value): authorized 50,000,000 shares; none outstanding	—	—
Common stock (no par value):
Voting common stock, authorized 400,000,000 shares; issued 2016 - 129,302,903 and 2015 - 128,600,384	1,301,269	1,305,155
Accumulated other comprehensive loss	(31,224)	(31,224)
Retained earnings	97,193	174,039
Total stockholders' equity	1,367,238	1,447,970
Total liabilities, noncontrolling interests and stockholders' equity	$4,197,345	$4,376,108

See accompanying notes.

(b) Consolidated liabilities as of September 30, 2016 and December 31, 2015, include total liabilities of VIEs of $31 million and $38 million, respectively, for which the creditors of the VIEs have no recourse to the Company, except for certain of the debt, which the Company guarantees. See Note 1 and Note 3.

Media General, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net operating revenue	$377,356	$321,736	$1,083,525	$938,993
Operating costs:
Operating expenses, excluding depreciation expense	154,815	143,492	459,557	403,537
Selling, general and administrative expenses	74,623	78,777	229,102	238,298
Amortization of program license rights	12,666	12,822	36,808	36,627
Corporate and other expenses	8,671	12,598	37,124	37,615
Depreciation and amortization	40,762	40,385	121,220	123,286
(Gain) loss related to property and equipment, net	143	96	(538)	(328)
Goodwill and other intangible impairment	112,511	52,862	112,511	52,862
Merger-related expenses	1,360	10,014	68,803	18,907
Restructuring (income) expenses	(45)	1,132	4,933	1,132
Total operating costs	405,506	352,178	1,069,520	911,936
Operating income (loss)	(28,150)	(30,442)	14,005	27,057
Other income (expense):
Interest expense	(28,526)	(29,481)	(85,611)	(89,792)
Debt modification and extinguishment costs	(928)	(365)	(928)	(2,805)
Other, net	79	27	275	5,939
Total other expense	(29,375)	(29,819)	(86,264)	(86,658)

Loss before income taxes	(57,525)	(60,261)	(72,259)	(59,601)
Income tax benefit (expense)	(10,029)	4,374	(1,780)	3,915
Net loss	$(67,554)	$(55,887)	$(74,039)	(55,686)

Net income (loss) attributable to noncontrolling interests (included above)	1,153	(7,394)	2,360	(1,395)
Net loss attributable to Media General	$(68,707)	$(48,493)	$(76,399)	$(54,291)

Other comprehensive income	—	—	—	—
Total comprehensive loss attributable to Media General	$(68,707)	$(48,493)	$(76,399)	$(54,291)

Loss per common share (basic and diluted):

Net earnings (loss) per common share (basic)	$(0.53)	$(0.38)	$(0.59)	$(0.42)
Net earnings (loss) per common share (assuming dilution)	$(0.53)	$(0.38)	$(0.59)	$(0.42)

See accompanying notes.

Media General, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net loss	$(74,039)	$(55,686)
Adjustments to reconcile net loss:
Deferred income tax benefit	(2,221)	(5,769)
Depreciation and amortization	121,220	123,286
Amortization of program license rights	36,808	36,627
Goodwill and intangible asset impairment	112,511	52,862
Amortization of debt premiums, discounts and issue costs	5,554	5,571
Gain on disposal of property and equipment, net	(538)	(328)
Gain on relocation of spectrum	—	(5,620)
Stock-based compensation	5,588	10,292
Debt modification and extinguishment costs	928	2,805
Change in assets and liabilities:
Program license rights, net of liabilities	(37,453)	(33,123)
Trade accounts receivable	(14,949)	6,698
Company owned life insurance (cash surrender value less policy loans including repayments)	(687)	(275)
Trade accounts payable, accrued expenses and other liabilities	(4,308)	3,224
Retirement and postretirement plans	(10,388)	(14,759)
Other, net	3,630	9,691
Net cash provided by operating activities	141,656	135,496
Cash flows from investing activities:
Capital expenditures	(33,939)	(40,583)
Release of restricted cash at qualified intermediary	—	119,903
Proceeds from the sale of property and equipment	6,167	1,279
Proceeds from spectrum relocation	—	3,120
Other, net	(165)	(78)
Net cash (used) provided by investing activities	(27,937)	83,641
Cash flows from financing activities:
Borrowings under Media General Revolving Credit Facility	60,000	—
Repayments under Media General Revolving Credit Facility	(60,000)	—
Repayment of borrowings under Media General Credit Agreement	(60,000)	(160,000)
Repayment of 2021 Notes	—	(15,863)
Repayment of borrowings under Shield Media Credit Agreement	(2,400)	(1,800)
Repayment of other borrowings	(517)	(873)
Repurchase of shares	—	(33,724)
Payment for acquisition of noncontrolling interest	(35,305)	(10,872)
Cash paid for debt modification	—	(3,425)
Exercise of stock options	1,935	1,848
Other, net	(701)	(546)
Net cash used by financing activities	(96,988)	(225,255)
Net increase (decrease) in cash and cash equivalents	16,731	(6,118)
Cash and cash equivalents at beginning of period	41,091	43,920
Cash and cash equivalents at end of period	$57,822	$37,802
Cash paid for interest	$77,820	$85,149
Cash paid for income taxes, net	$2,921	$4,883
Cash paid for Meredith termination fee	$60,000	$—
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

In September 2015, the Company announced a merger agreement under which the Company would have acquired all of the outstanding common stock of Meredith Corporation (“Meredith”) in a cash and stock transaction. Later in September of 2015 the Company received an unsolicited proposal from Nexstar Broadcasting Group, Inc. (“Nexstar”) to acquire all of the outstanding common stock of Media General. Following discussion between the various parties, in January 2016 Media General terminated its agreement with Meredith, with Media General paying Meredith a $60 million termination fee and providing Meredith with an opportunity to negotiate for the purchase of certain broadcast and digital assets owned by the Company. Immediately thereafter, the Company entered into an agreement with Nexstar whereby Nexstar will acquire all outstanding shares of Media General for $10.55 per share in cash, 0.1249 shares of Nexstar Class A common stock for each Media General share and a contingent value right (CVR). The cash consideration and the stock consideration are fixed amounts and do not increase or decrease based upon the proceeds (if any) from the disposition of either Nexstar's or Media General's spectrum in the Federal Communications Commission's ("FCC") Incentive Auction. Upon the completion of the transaction, Nexstar will change its name to Nexstar Media Group. Each CVR will entitle Media General shareholders to a pro rata share of the net cash proceeds as received from the sale of Media General's spectrum in the FCC's Incentive Auction. It is estimated that Media General shareholders will own approximately 34% and existing Nexstar shareholders will retain approximately 66% ownership of the combined company after closing. The closing of the transaction is subject to the satisfaction of a number of conditions including, but not limited to, the approval of various matters relating to the transaction by Media General and Nexstar shareholders, the approval of the FCC, clearance under the Hart-Scott-Rodino antitrust act and certain third party consents. On September 15, 2016 the transaction received clearance under the Hart-Scott-Rodino antitrust act. Merger-related expenses for legal and professional fees for the Nexstar transaction totaled $1.4 million for the three months ended September 30, 2016. Merger-related expenses for the Meredith termination fee, legal and professional fees for the Meredith and Nexstar transactions totaled $69 million for the nine months ended September 30, 2016.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) issued a converged standard on revenue recognition from contracts with customers, Accounting Standards Update ("ASU") 2014-09 (Topic 606 and IFRS 15). This standard will supersede nearly all existing revenue recognition guidance. In August 2015 the FASB issued ASU 2015-14, Revenue From Contracts With Customers: Deferral of the Effective Date which defers the effective date of ASU 2014-09 until fiscal years, and interim periods within those years, beginning after December 15, 2017. In April and May 2016, the Board issued accounting standard updates, 2016-10 - Identifying Performance Obligations and Licensing, and 2016-12 - Revenue From Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, respectively. Collectively, these updates, along with ASU 2014-09 and ASU 2015-14 form the new revenue recognition standard that is to be effective for fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual periods beginning on or after December 15, 2015. The Company adopted this guidance as of January 1, 2016 and $26 million was reclassified to reduce "Long-term Debt" as of September 30, 2016. In order to conform to the presentation adopted, $32 million was reclassified from "Other assets, net" to "Long-term Debt" in the 2015 figures presented on the Consolidated Condensed Balance Sheets and in Note 10 Guarantor Financial Information. Approximately $285 thousand was reclassified from "Other assets, net" to "Long-term Debt" in the 2015 figures presented in Note 3 Variable Interest Entities.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. The ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The ASU is effective for public companies in annual periods beginning after December 15, 2017, and interim periods within those years. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

Note 2: Segment Information

The Company has two reportable operating segments, “Broadcast” and “Digital” that are disclosed separately from our corporate activities. The Broadcast segment includes 71 television stations that are either owned, operated or serviced by the Company in 48 U.S. markets, all of which are engaged principally in the sale of television advertising. The Digital segment includes the operating results of the digital companies (New Federated Media and HYFN) as well as the business operations related to the television station companion websites. Unallocated corporate expenses primarily include costs to operate as a public company and to operate corporate locations.

The Company identifies operating segments based on how the chief operating decision maker (“CODM”) allocates resources, assesses performance and makes decisions. The CODM is the President, and Chief Executive Officer. The CODM evaluates performance and allocates resources based on operating income or loss for the Broadcast and Digital segments, excluding non-segment expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Revenues
Broadcast	$337,443	$277,992	$962,697	$828,846
Digital	39,913	43,744	120,828	110,147
Revenues	$377,356	$321,736	$1,083,525	$938,993

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Operating income
Broadcast	$130,367	$85,105	$351,648	$260,032
Digital	4,885	1,540	6,410	499
Segment operating income	135,252	86,645	358,058	260,531
Corporate and other expenses	(8,671)	(12,598)	(37,124)	(37,615)
Depreciation and amortization	(40,762)	(40,385)	(121,220)	(123,286)
Gain (loss) related to property and equipment, net	(143)	(96)	538	328
Goodwill and other asset impairment	(112,511)	(52,862)	(112,511)	(52,862)
Merger-related expenses	(1,360)	(10,014)	(68,803)	(18,907)
Restructuring expenses	45	(1,132)	(4,933)	(1,132)
Operating income (loss)	$(28,150)	$(30,442)	$14,005	$27,057

Note 3: Variable Interest Entities

Certain of the Company's broadcast stations provide services to other station owners within the same market via Joint Sales Agreements ("JSA") and/or Shared Service Agreements ("SSA"). The Company has JSA and/or SSA agreements with 8 stations. Depending on the specific terms of these agreements, the Company may provide a variety of operational and administrative services, assume an obligation to reimburse certain expenses of the stations and guarantee certain external borrowings by the station licenses (refer to Note 5 for guaranteed borrowings). The Company is compensated for these services through performance based and/or administrative fees. Under certain JSAs, the Company has an option to acquire the related station at any time, subject to FCC consent, until the expiration of the applicable JSA. The Company has determined that the stations with which it has JSAs and/or SSAs, and certain of their parent companies, are VIEs as a result of the terms of the agreements.

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

The carrying amounts and classification of the assets and liabilities of the consolidated VIE entities described above, which have been included in the consolidated balance sheets as of September 30, 2016 and December 31, 2015, were as follows:

(In thousands)	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$5,726	$3,693
Trade accounts receivable (less allowance for doubtful accounts 2016 - $213; 2015 - $94)	9,129	9,798
Prepaid expenses and other current assets	666	796
Total current assets	15,521	14,287
Property and equipment, net	1,899	1,904
Other assets, net	781	3,094
Definite lived intangible assets, net	29,949	32,244
Broadcast licenses	71,300	71,300
Goodwill	21,859	21,859
Total assets	$141,309	$144,688
Liabilities
Current liabilities
Trade accounts payable	$24	$16
Other accrued expenses and other current liabilities	1,948	2,221
Current installments of long-term debt	3,547	3,804
Total current liabilities	5,519	6,041
Long-term debt, net	21,426	24,062
Other liabilities	4,311	8,310
Total liabilities	$31,256	$38,413

The assets of the Company’s consolidated VIEs can only be used to settle the obligations of the VIEs and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. At September 30, 2016, the Company has an option to acquire the assets or member's interest of the VIE entities that it may exercise if the FCC attribution rules change to permit the Company to acquire such interest. The option exercise price is of nominal value and significantly less than the carrying value of their tangible and intangible net assets. The options are carried at zero on the Company’s consolidated balance sheet, as any value attributable to the options is eliminated in the consolidation of the VIEs. In May 2016, the United States Court of Appeals for the Third Circuit vacated the FCC's 2014 rule attributing JSAs for purposes of the media ownership rules if they permitted a television licensee to sell more than 15% of the commercial inventory of a television station owned by a third party in the same market. On August 10, 2016, the FCC adopted a Second Report and Order that reinstated the attribution of JSAs. However, JSAs in existence before March 31, 2014 (including the Company's) were grandfathered, meaning that they will not be counted as attributable and may be transferred or assigned until September 30, 2025.

Note 4: Goodwill and Other Asset Impairment

The Company’s Digital business units were recorded at fair value in conjunction with the LIN Merger in December of 2014. Due to a projected decrease in operating results of the Company's Digital businesses, the Company performed an interim impairment assessment as of September 30, 2015 on three Digital reporting units acquired as part of the LIN Merger. The turnover of key sales personnel and the industry-wide shift to software enabled automated buying and placement of digital advertising led to a decrease in projected operating results for the Company's historical arbitrage media placement businesses. As a result of the impairment review, two of the three reporting units passed the first step of the evaluation as their fair values exceeded their carrying values by more than 10%. The fair value of the third reporting unit, LIN Digital, did not exceed its carrying value. As a result, the Company performed the second step of the impairment test and recorded a non-cash pretax goodwill impairment charge at its LIN Digital reporting unit of $53 million in the third quarter of 2015. After recording the impairment charge, the goodwill allocated to the LIN Digital reporting unit was $80 million at September 30, 2015. The total goodwill allocated to the Digital segment at September 30, 2015 was $195 million, including the Company’s social media business.

In early 2016, the Company combined these three distinct businesses into one business, New Federated Media, under new management and made significant changes to its sales force. The Company had expected these changes would enable the business to operate more effectively in the marketplace with an acceleration of growth in the second half of 2016. However, the industry-wide shift to software enabled automated buying and placement of digital advertising quickened and combined with a rapid rise in social media advertising have led to compressed margins and lowered demand for the Company’s other digital products. As a result the Company has not experienced the acceleration of revenues it had expected in the second half of 2016. Therefore the Company performed another interim impairment test as of September 30, 2016. Additionally, the dynamics of the marketplace have changed significantly due to the industry-wide shifts discussed above so that the Company’s long-term forecast now reflects margins at half the level it had previously expected. This combination of slower growth and reduced margins has resulted in both non-cash goodwill impairment and non-cash intangible asset impairment totaling a combined $113 million that was recorded in the third quarter of 2016. After recording the impairment charges, the goodwill allocated to New Federated Media was $30 million as of September 30, 2016. The total goodwill allocated to the Digital segment, which includes the Company’s social media business that was unaffected by the impairment charges, as of September 30, 2016 was $101 million. Identified intangible assets of the Digital segment include trade names, advertiser and publisher relationships, and certain existing technology assets and totaled $23 million following the impairment with a weighted average useful life of 3 years.

The estimated fair value of reporting units was determined using a combination of an income approach and a market comparable method. The income approach utilizes the estimated discounted cash flows expected to be generated by the reporting unit assets. The market comparable method employs comparable company information, and where available, recent transaction information for similar assets. The fair value of identifiable intangible assets were determined using the relief from royalty, comparable profit margin, and reproduction new less depreciation methods. The determination of fair value requires the use of significant judgment and estimates that management believes are appropriate in the circumstances although it is reasonably possible that actual performance will differ from these estimates and the effect of any differences could be material. These estimates include those relating to revenue growth, compensation levels, digital advertising placement prices, capital expenditures, discount rates and market trading multiples for digital advertising assets.

Note 5: Debt and Other Financial Instruments

Long-term debt at September 30, 2016 and December 31, 2015, was as follows:

(In thousands)	September 30, 2016	December 31, 2015
Media General Credit Agreement	$1,481,000	$1,541,000
2022 Notes	400,000	400,000
2021 Notes	275,000	275,000
Shield Media Credit Agreement	24,800	27,200
Other borrowings	433	950
Total debt	2,181,233	2,244,150
Less: net unamortized discount	(7,361)	(8,992)
Less: scheduled current maturities	(3,547)	(3,804)
Less: unamortized debt issuance fees	(22,989)	(32,244)
Long-term debt excluding current maturities	$2,147,336	$2,199,110

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

The Company repaid of $60 million principal on the term loan during the three and nine months ended September 30, 2016. The Company repaid $25 million and $160 million of principal on the term loan during the three and nine months ended September 30, 2015, respectively. The early repayment of debt resulted in debt extinguishment costs of $0.9 million during the three and nine months ended September 30, 2016, due to the accelerated recognition of deferred debt-related items. The early repayment of debt resulted in debt extinguishment costs of $0.4 million and $2.8 million during the three and nine months ended September 30, 2015, respectively, due to the accelerated recognition of deferred debt-related items. As of September 30, 2016, there was just under $1.5 billion outstanding under the Credit Agreement.

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

Shield Media Credit Agreement

WXXA-TV LLC (a subsidiary of Shield Media LLC) and WLAJ-TV LLC (a subsidiary of Shield Media Lansing LLC) (collectively, “Shield Media”), with which the Company has joint sales and shared services arrangements as described in Note 3, entered into a credit agreement for two of its stations with a syndicate of lenders, dated July 31, 2013. The term loans outstanding under this agreement mature in July 2018 and bear interest at LIBOR plus a margin of 3%. The Shield Media term loans are guaranteed by the Company and are secured by liens on substantially all of the assets of the Company, on a pari passu basis with the Credit Agreement. The Company repaid $0.8 million and $2.4 million of principal on the term loan during the three and nine months ended September 30, 2016, respectively. The Company repaid $0.6 million and $1.8 million of principal on the term loan during the three and nine months ended September 30, 2015, respectively.

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

2021 Notes

LIN Television’s previously issued 6.375% Senior Notes due 2021 (the "2021 Notes") remained outstanding as of the consummation of the LIN Merger. Following the consummation of the LIN Merger, Media General, as the direct parent of LIN Television, and certain of the wholly owned subsidiaries of LIN Television provide full and unconditional guarantees of the 2021 Notes, on a senior basis. The Company received an unsolicited offer and repaid $15 million of principal at an $800 thousand premium during the year ended December 31, 2015. No principal payments were made during the three and nine months ended September 30, 2016. As of September 30, 2016, the aggregate principal amount outstanding under the 2021 Notes was $275 million.

Fair Value

The following table includes information about the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets:
Investments
Trading securities	$410	$410	$257	$257
Liabilities:
Long-term debt:
Media General Credit Agreement	1,457,278	1,527,858	1,507,182	1,529,229
2022 Notes	393,342	419,000	392,527	404,344
2021 Notes	275,290	285,725	275,340	288,228
Shield Media Credit Agreement	24,540	24,800	26,915	27,200
Other borrowings	433	433	950	950

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

Note 6: Taxes on Income

The effective tax rate was a negative 17.4% in the third quarter of 2016 as compared to 7.3% in the third quarter of 2015 and a negative 2.5% in the first nine months of 2016 as compared to 6.6% in the equivalent prior-year period. The low tax rates in both periods were due to the goodwill and other asset impairment charges that were largely non-deductible for tax purposes. The tax expense in both years was predominantly non-cash due to the Company’s significant net operating loss carryover.  Current tax expense was approximately $1.7 million and $0.4 million for the third quarter of 2016 and 2015, respectively, and was approximately $4.0 million and $1.9 million in the first nine months of 2016 and 2015, respectively; it was attributable primarily to state income and AMT taxes.

Note 7: Earnings Per Share

The following tables set forth the computation of basic and diluted income per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
(In thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net loss attributable to Media General	$(68,707)			$(48,493)

Undistributed earnings attributable to participating securities	—			—

Basic EPS
Loss attributable to common stockholders	$(68,707)	129,116	$(0.53)	$(48,493)	127,903	$(0.38)

Effect of dilutive securities:
Stock options and warrants		—			—

Diluted EPS
Loss attributable to common stockholders	$(68,707)	129,116	$(0.53)	$(48,493)	127,903	$(0.38)

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
(In thousands, except	Income	Shares	Per Share	Income	Shares	Per Share
per share amounts)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net loss attributable to Media General	$(76,399)			$(54,291)

Undistributed earnings attributable to participating securities	—			—

Basic EPS
Loss attributable to common stockholders	$(76,399)	128,918	$(0.59)	$(54,291)	128,844	$(0.42)

Effect of dilutive securities:
Stock options and warrants		—			—

Diluted EPS
Loss attributable to common stockholders	$(76,399)	128,918	$(0.59)	$(54,291)	128,844	$(0.42)

For the three months ended September 30, 2016 and 2015, we have excluded from the calculation of diluted earnings per share 946 thousand and 1.5 million, respectively, of common shares issuable for share options and restricted shares, because the net loss causes these shares to be anti-dilutive. For the nine months ended September 30, 2016 and 2015, we have excluded from the calculation of diluted earnings per share 1.1 million and 1.3 million, respectively, of common shares issuable for share options and restricted shares, because the net loss causes these shares to be anti-dilutive.

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

     The following tables provide the components of net periodic benefit (income) cost for the Company’s benefit plans for the three and nine month periods ended September 30, 2016 and 2015:

	Three Months Ended
	Pension Benefits		Other Benefits
(In thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Service cost	$—	$—	$—	$25
Interest cost	4,650	5,729	125	250
Expected return on plan assets	(6,950)	(7,727)	—	—
Amortization of net loss	—	200	(25)	—
Net periodic benefit (income) cost	$(2,300)	$(1,798)	$100	$275

	Nine Months Ended
	Pension Benefits		Other Benefits
(In thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Service cost	$—	$—	$—	$75
Interest cost	13,950	17,185	525	750
Expected return on plan assets	(20,850)	(23,180)	—	—
Amortization of net loss	—	600	(75)	—
Net periodic benefit (income) cost	$(6,900)	$(5,395)	$450	$825

Note 9: Stockholders’ Equity

The following table shows the components of the Company’s stockholders’ equity as of and for the nine months ended September 30, 2016:

		Accumulated
		Other		Total
	Common	Comprehensive	Retained	Stockholders'
(In thousands)	Stock	Loss	Earnings	Equity
Balance at December 31, 2015	$1,305,155	$(31,224)	$174,039	$1,447,970
Net loss attributable to Media General	—	—	(76,399)	(76,399)
Exercise of stock options	1,935	—	—	1,935
Stock-based compensation	5,588	—	—	5,588
Revaluation of redeemable noncontrolling interest	(12,094)	—	(447)	(12,541)
Other	685	—	—	685
Balance at September 30, 2016	$1,301,269	$(31,224)	$97,193	$1,367,238

The following table shows the components of the Company’s stockholders’ equity as of and for the nine months ended September 30, 2015:

		Accumulated
		Other		Total
	Common	Comprehensive	Retained	Stockholders'
(In thousands)	Stock	Income	Earnings	Equity
Balance at December 31, 2014	$1,322,284	$(36,445)	$214,582	$1,500,421
Net loss attributable to Media General	—	—	(54,291)	(54,291)
Exercise of stock options	1,848	—	—	1,848
Stock-based compensation	10,292	—	—	10,292
Revaluation of redeemable noncontrolling interest	(6,920)	—	(987)	(7,907)
Repurchases of voting common stock	(33,724)	—	—	(33,724)
Other	55	—	—	55
Balance at September 30, 2015	$1,293,835	$(36,445)	$159,304	$1,416,694

Note 10: Other

Restructuring activities

In September 2015 the Company adopted a plan to restructure certain Digital segment operations. Additional steps were taken on that plan in the first quarter of 2016. The plan is expected to save the Company approximately $14.7 million in operating costs annually based on the steps completed since plan inception and the cumulative expense incurred is $3.9 million. The Company recorded restructuring expense of $2.3 million related to the plan during the nine months ended September 30, 2016. The restructuring income for the period was a result of adjustments within the period to lease termination liability due to a recently signed sublease. Year-to-date restructuring expense was comprised of $1.8 million of severance and $501 thousand of asset impairment charges.

On October 16, 2009, Media General entered into a Joint Sales Agreement (“JSA”) and Shared Services Agreement (“SSA”) with Schurz Communications, Inc and WAGT Television, Inc.   Pursuant to the JSA and SSA, Media General provided certain services and sold advertising time for WAGT. In February 2016, Schurz Communications, Inc. sold WAGT to Gray Television Group, Inc., ("Gray") and assigned the JSA and SSA to Gray. However, upon the closing of the station sale, WAGT ceased performance of the agreements. For the nine months ended September 30, 2016, the Company recorded restructuring charges of $2.6 million for WAGT. As of September 30, 2016, Media General has pending legal causes of action against Gray, Schurz Communications, Inc. and WAGT Television, Inc., including but not limited to, causes of action for breach of contract. The Company agreed to stay this litigation pending the closing of the Nexstar merger and the divestiture of certain stations with Gray (as discussed in Note 1). If the transactions close, the parties will dismiss all claims and counterclaims with no additional consideration for either party. If not, the parties may resume the litigation. During the third quarter, the Company paid $700 thousand to the FCC to settle issues related to WAGT.

The following tables present the activity associated with the September 30, 2016 balance of the restructuring liability and the nature and amount of exit charges incurred in the nine months ended September 30, 2016:

	As of September 30, 2016
(In thousands)	Digital	WAGT	Total
Accrued restructuring as of December 31, 2015	$1,312	$—	$1,312
Severance charges	1,780	383	2,163
Contract termination and other accruals	—	86	86
Cash severance and contract termination payments	(2,997)	(407)	(3,404)
Accrued restructuring as of September 30, 2016	$95	$62	$157

	Nine months ended September 30, 2016
(In thousands)	Digital	WAGT	Total
Severance charges	$1,780	$383	$2,163
Contract termination charges	—	128	128
Asset impairment	501	298	799
Legal fees	—	940	940
Other	42	861	903
Total restructuring expense	$2,323	$2,610	$4,933

Acquisition of HYFN

In April 2016, the Company acquired the remaining shares of HYFN, a full service digital advertising agency for a purchase price of approximately $35 million plus a one-time compensation expense of $7 million related to the transaction for a total cash outflow of $42 million. The $7 million one-time compensation expense is included in "Corporate and other expenses" on the Consolidated Condensed Statement of Comprehensive Income for the nine months ending September 30, 2016. Prior to the transaction, the Company held 50.1% of the outstanding shares of HYFN. As a result of the transaction, HYFN is 100% owned by the Company beginning with the second quarter of 2016.

Share repurchase

The Company repurchased 0.9 million and 2.1 million shares of its outstanding voting common stock at an average price of $15.80 and $16.16 during the three and nine months ended September 30, 2015, respectively, under the share repurchase program approved by the Board of Directors of the Company. The total cost of the repurchases was $15 million and $34 million for the three and nine month periods ended September 30, 2015, respectively. The share repurchase program expired on December 31, 2015.

Note 11: Guarantor Financial Information

LIN Television, a 100% owned subsidiary of Media General, is the primary obligor of the 2021 Notes and 2022 Notes. Media General fully and unconditionally guarantees all of LIN Television’s obligations under the 2021 Notes and the 2022 Notes on a joint and several basis. Additionally, all of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s obligations under the 2021 Notes and 2022 Notes on a joint and several basis. There are certain limitations in the ability of the subsidiaries to pay dividends to Media General. The following financial information presents condensed consolidating balance sheets, statements of comprehensive income, and statements of cash flows for Media General, LIN Television (as the issuer), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries, together with certain eliminations.

Media General, Inc.
Condensed Consolidating Balance Sheet
September 30, 2016
(in thousands)

	Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$52,096	$5,726	$—	$57,822
Trade accounts receivable, net	—	79,293	223,404	9,129	—	311,826
Prepaid expenses and other current assets	—	2,451	12,398	666	—	15,515
Total current assets	—	81,744	287,898	15,521	—	385,163
Property and equipment, net	—	148,182	295,510	1,899	—	445,591
Other assets, net	—	676	28,592	1,187	—	30,455
Definite lived intangible assets, net	—	343,143	414,908	29,949	—	788,000
Broadcast licenses	—	—	1,025,800	71,300	—	1,097,100
Goodwill	—	527,077	902,100	21,859	—	1,451,036
Advances to consolidated subsidiaries	—	(222,832)	220,431	2,401	—	—
Investment in consolidated subsidiaries	1,367,238	1,260,899	—	—	(2,628,137)	—
Total assets	$1,367,238	$2,138,889	$3,175,239	$144,116	$(2,628,137)	$4,197,345

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$—	$1,153	$16,897	$24	$—	$18,074
Accrued salaries and wages	—	4,549	20,368	167	—	25,084
Accrued expenses and other current liabilities	—	22,384	81,755	1,781	—	105,920
Current installments of long-term debt	—	—	—	3,547	—	3,547
Current installments of obligation under capital leases	—	607	190	—	—	797
Total current liabilities	—	28,693	119,210	5,519	—	153,422
Long-term debt, net	—	668,632	1,457,278	21,426	—	2,147,336
Deferred tax liability and other long-term tax liabilities	—	60,473	252,540	—	—	313,013
Long-term capital lease obligations	—	12,636	917	—	—	13,553
Retirement and postretirement plans	—	—	172,599	—	—	172,599
Other liabilities	—	1,217	20,123	4,800	—	26,140
Total liabilities	—	771,651	2,022,667	31,745	—	2,826,063

Noncontrolling interests	—	—	—	4,044	—	4,044

Total stockholders' equity (deficit)	1,367,238	1,367,238	1,152,572	108,327	(2,628,137)	1,367,238
Total liabilities, noncontrolling interest and stockholders' equity (deficit)	$1,367,238	$2,138,889	$3,175,239	$144,116	$(2,628,137)	$4,197,345

Media General, Inc.
Condensed Consolidating Balance Sheet
December 31, 2015
(in thousands)

	Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,103	$35,925	$4,063	$—	$41,091
Trade accounts receivable, net	—	75,866	192,306	30,302	—	298,474
Prepaid expenses and other current assets	—	3,264	10,441	1,378	—	15,083
Total current assets	—	80,233	238,672	35,743	—	354,648
Property and equipment, net	—	158,627	309,160	2,750	—	470,537
Other assets, net	—	7,199	27,523	3,348	—	38,070
Definite lived intangible assets, net	—	368,011	458,261	44,857	—	871,129
Broadcast licenses	—	—	1,025,800	71,300	—	1,097,100
Goodwill	—	527,077	924,708	92,839	—	1,544,624
Advances to consolidated subsidiaries	—	(206,396)	223,051	(16,655)	—	—
Investment in consolidated subsidiaries	1,447,970	1,319,392	—	—	(2,767,362)	—
Total assets	$1,447,970	$2,254,143	$3,207,175	$234,182	$(2,767,362)	$4,376,108

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$—	$2,010	$30,689	$3,101	$—	$35,800
Accrued salaries and wages	—	2,022	19,016	427	—	21,465
Accrued expenses and other current liabilities	—	23,237	68,101	4,162	—	95,500
Current installments of long-term debt	—	—	—	3,804	—	3,804
Current installments of obligation under capital leases	—	575	256	28	—	859
Total current liabilities	—	27,844	118,062	11,522	—	157,428
Long-term debt, net	—	667,867	1,507,181	24,062	—	2,199,110
Deferred tax liability and other long-term tax liabilities	—	62,785	253,232	(783)	—	315,234
Long-term capital lease obligations	—	12,953	1,059	—	—	14,012
Retirement and postretirement plans	—	25,917	157,070	—	—	182,987
Other liabilities	—	8,807	20,999	5,114	—	34,920
Total liabilities	—	806,173	2,057,603	39,915	—	2,903,691

Noncontrolling interests	—	—	—	24,447	—	24,447

Total stockholders' equity (deficit)	1,447,970	1,447,970	1,149,572	169,820	(2,767,362)	1,447,970
Total liabilities, noncontrolling interest and stockholders' equity (deficit)	$1,447,970	$2,254,143	$3,207,175	$234,182	$(2,767,362)	$4,376,108

Media General, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2016
(in thousands)

	Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Consolidated
Net operating revenue	$—	$107,474	$270,832	$7,168		$(8,118)	$377,356

Operating costs:
Operating expenses, excluding depreciation expense	—	42,888	113,099	3,253		(4,425)	154,815
Selling, general and administrative expenses	—	21,793	51,512	1,335		(17)	74,623
Amortization of program licenses rights	—	4,745	7,978	444		(501)	12,666
Corporate and other expenses	—	—	8,666	5	—	—	8,671
Depreciation and amortization	—	14,749	25,153	860		—	40,762
Loss related to property and equipment, net	—	100	41	2		—	143
Goodwill and other asset impairment	—	—	112,511	—		—	112,511
Merger-related expenses	—	—	1,360	—		—	1,360
Restructuring expenses	—	—	(45)	—		—	(45)
Operating income (loss)	—	23,199	(49,443)	1,269		(3,175)	(28,150)

Other income (expense):
Interest expense	—	(10,715)	(17,569)	(242)		—	(28,526)
Debt modification and extinguishment costs	—	—	(928)	—		—	(928)
Intercompany income and (expenses)	—	(10,252)	10,252	—		—	—
Equity in income (loss) from operations of consolidated subsidiaries	(68,707)	(68,748)	—	—		137,455	—
Other, net	—	—	79	—		—	79
Total other income (expense)	(68,707)	(89,715)	(8,166)	(242)		137,455	(29,375)

Income (loss) before income taxes	(68,707)	(66,516)	(57,609)	1,027		134,280	(57,525)
Income tax expense	—	(2,191)	(7,838)	—		—	(10,029)
Net income (loss)	$(68,707)	$(68,707)	$(65,447)	$1,027		$134,280	$(67,554)

Net income (loss) attributable to noncontrolling interest	—	—	—	1,153		—	1,153
Net income (loss) attributable to Media General	$(68,707)	$(68,707)	$(65,447)	$(126)		$134,280	$(68,707)

Other comprehensive income	—	—	—	—		—	—
Total comprehensive income (loss) attributable to Media General	$(68,707)	$(68,707)	$(65,447)	$(126)		$134,280	$(68,707)

Media General, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2016
(in thousands)

	Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net operating revenue	$—	$313,684	$764,954	$32,281	$(27,394)	$1,083,525

Operating costs:
Operating expenses, excluding depreciation expense	—	127,226	328,015	20,366	(16,050)	459,557
Selling, general and administrative expenses	—	67,592	157,267	4,575	(332)	229,102
Amortization of program licenses rights	—	13,888	22,961	1,462	(1,503)	36,808
Corporate and other expenses	—	—	37,110	14	—	37,124
Depreciation and amortization	—	43,737	73,992	3,491	—	121,220
(Gain) loss related to property and equipment, net	—	111	(749)	100	—	(538)
Goodwill and other asset impairment	—	—	112,511	—	—	112,511
Merger-related expenses	—	—	68,803	—	—	68,803
Restructuring expenses	—	—	4,933	—	—	4,933
Operating income (loss)	—	61,130	(39,889)	2,273	(9,509)	14,005

Other income (expense):
Interest expense	—	(32,076)	(52,763)	(772)	—	(85,611)
Debt modification and extinguishment costs	—	—	(928)	—	—	(928)
Intercompany income and (expenses)	—	(31,207)	31,551	(344)	—	—
Equity in income (loss) from operations of consolidated subsidiaries	(76,399)	(62,497)	—	—	138,896	—
Other, net	—	(12)	287	—	—	275
Total other income (expense)	(76,399)	(125,792)	(21,853)	(1,116)	138,896	(86,264)

Income (loss) before taxes	(76,399)	(64,662)	(61,742)	1,157	129,387	(72,259)
Income tax benefit (expense)	—	(11,737)	9,339	618	—	(1,780)
Net income (loss)	$(76,399)	$(76,399)	$(52,403)	$1,775	$129,387	$(74,039)

Net income (loss) attributable to noncontrolling interest	—	—	—	2,360	—	2,360
Net income (loss) attributable to Media General	$(76,399)	$(76,399)	$(52,403)	$(585)	$129,387	$(76,399)

Other comprehensive income	—	—	—	—	—	—
Total comprehensive income (loss) attributable to Media General	$(76,399)	$(76,399)	$(52,403)	$(585)	$129,387	$(76,399)

Media General, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2015
(in thousands)

	Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Net operating revenue	$—	$91,179	$215,524	$22,405	$(7,372)	$321,736
Operating costs:
Operating expenses, excluding depreciation expense	—	40,149	93,562	14,360	(4,579)	143,492
Selling, general and administrative expenses	—	22,960	43,340	12,631	(154)	78,777
Amortization of program license rights	—	4,494	7,781	547	—	12,822
Corporate and other expenses	—	3,111	9,511	(24)	—	12,598
Depreciation and amortization	—	15,055	24,732	598	—	40,385
(Gain) loss related to property and equipment, net	—	15	81	—	—	96
Goodwill impairment	—	—	52,862	—	—	52,862
Merger-related expenses	—	704	9,310	—	—	10,014
Restructuring expenses	—	—	1,132	—	—	1,132
Operating income (loss)	—	4,691	(26,787)	(5,707)	(2,639)	(30,442)

Other income (expense):
Interest expense, net	—	(11,174)	(18,113)	(194)	—	(29,481)
Debt modification and extinguishment costs	—	—	(365)	—	—	(365)
Intercompany income and (expenses)	—	(22,965)	23,289	(324)	—	—
Equity in income (loss) from operations of consolidated subsidiaries	(48,493)	(14,587)	—	—	63,080	—
Other, net	—	(13)	40	—	—	27
Total other income (expense)	(48,493)	(48,739)	4,851	(518)	63,080	(29,819)

Income (loss) before income taxes	(48,493)	(44,048)	(21,936)	(6,225)	60,441	(60,261)
Income tax benefit (expense)	—	(4,445)	9,424	(605)	—	4,374
Net income (loss)	$(48,493)	$(48,493)	$(12,512)	$(6,830)	$60,441	$(55,887)

Net income (loss) attributable to noncontrolling interests	—	—	—	(7,394)	—	(7,394)
Net income (loss) attributable to Media General	$(48,493)	$(48,493)	$(12,512)	$564	$60,441	$(48,493)

Other comprehensive income	—	—	—	—	—	—
Total comprehensive income (loss) attributable to Media General	$(48,493)	$(48,493)	$(12,512)	$564	$60,441	$(48,493)

Media General, Inc.
Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2015
(in thousands)

	Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Net operating revenue	$—	$273,655	$632,024	$53,088	$(19,774)	$938,993
Operating costs:
Operating expenses, excluding depreciation expense	—	118,042	265,731	31,758	(11,994)	403,537
Selling, general and administrative expenses	—	68,677	149,567	20,920	(866)	238,298
Amortization of program license rights	—	13,035	22,132	1,460	—	36,627
Corporate and other expenses	—	8,973	28,672	(30)	—	37,615
Depreciation and amortization	—	44,713	73,966	4,607	—	123,286
(Gain) loss related to property and equipment, net	—	144	(472)	—	—	(328)
Goodwill and other asset impairment	—	—	52,862	—	—	52,862
Merger-related expenses	—	3,028	15,879	—	—	18,907
Restructuring expenses	—	—	1,132	—	—	1,132
Operating income (loss)	—	17,043	22,555	(5,627)	(6,914)	27,057

Other income (expense):
Interest expense, net	—	(31,379)	(57,525)	(888)	—	(89,792)
Debt modification and extinguishment costs	—	—	(2,805)	—	—	(2,805)
Intercompany income and (expenses)	—	(29,263)	30,005	(742)	—	—
Equity in income (loss) from operations of consolidated subsidiaries	(54,291)	(12,510)	—	—	66,801	—
Other, net	—	75	864	5,000	—	5,939
Total other income (expense)	(54,291)	(73,077)	(29,461)	3,370	66,801	(86,658)

Income (loss) before income taxes	(54,291)	(56,034)	(6,906)	(2,257)	59,887	(59,601)
Income tax benefit (expense)	—	1,743	1,551	621	—	3,915
Net income (loss)	$(54,291)	$(54,291)	$(5,355)	$(1,636)	$59,887	$(55,686)

Net income (loss) attributable to noncontrolling interests	—	—	(178)	(1,217)	—	(1,395)
Net income (loss) attributable to Media General	$(54,291)	$(54,291)	$(5,177)	$(419)	$59,887	$(54,291)

Other comprehensive income	—	—	—	—	—	—
Total comprehensive income (loss) attributable to Media General	$(54,291)	$(54,291)	$(5,177)	$(419)	$59,887	$(54,291)

Media General, Inc.
Condensed Consolidating Statement of Cash Flows
Year to date through September 30, 2016
(in thousands)

	Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$—	$10,697	$128,117	$2,842	$—	$141,656

Cash flows from investing activities:
Capital expenditures	—	(8,723)	(24,931)	(285)	—	(33,939)
Proceeds from the sale of PP&E	—	40	4,104	2,023	—	6,167
Receipt of dividend	—	58,508	—	—	(58,508)	—
Advances on intercompany borrowings	—	(2,644)	—	—	2,644	—
Payments from intercompany borrowings	—	—	58,508	—	(58,508)	—
Other, net	—	—	(165)	—	—	(165)
Net cash provided (used) by investing activities	—	47,181	37,516	1,738	(114,372)	(27,937)

Cash flows from financing activities:
Borrowings under Media General Revolving Credit Facility	—	—	60,000	—	—	60,000
Repayments under Media General Revolving Credit Facility	—	—	(60,000)	—	—	(60,000)
Repayment of borrowings under Media General Credit Agreement	—	—	(60,000)	—	—	(60,000)
Repayment of borrowings under Shield Media Credit Agreement	—	—	—	(2,400)	—	(2,400)
Repayment of other borrowings	—	—	—	(517)	—	(517)
Payment for the acquisition of noncontrolling interest	—	—	(35,305)	—	—	(35,305)
Payment of dividend	—	—	(58,508)	—	58,508	—
Proceeds from intercompany borrowings	—	—	2,644	—	(2,644)	—
Payments on intercompany borrowing	—	(58,508)	—	—	58,508	—
Exercise of stock options	—	—	1,935	—	—	1,935
Other, net	—	(473)	(228)	—	—	(701)
Net cash provided (used) by financing activities	—	(58,981)	(149,462)	(2,917)	114,372	(96,988)

Net (decrease) increase in cash and cash equivalents	—	(1,103)	16,171	1,663	—	16,731
Cash and cash equivalents at beginning of period	—	1,103	35,925	4,063	—	41,091
Cash and cash equivalents at end of period	$—	$—	$52,096	$5,726	$—	$57,822

Media General, Inc.
Condensed Consolidating Statement of Cash Flows
Year to date through September 30, 2015
(in thousands)

	Media General	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Media General Consolidated
Cash flows from operating activities:
Net cash provided (used) by operating activities	$(1,402)	$18,085	$115,243	$3,570	$—	$135,496

Cash flows from investing activities:
Capital expenditures	—	(14,845)	(22,833)	(2,905)	—	(40,583)
Release of restricted cash at qualified intermediary	—	—	119,903	—	—	119,903
Proceeds from sale the of PP&E	—	71	1,208	—	—	1,279
Proceeds from spectrum sale	—	—	620	2,500	—	3,120
Receipt of dividend	—	58,507	—	—	(58,507)	—
Payments from intercompany borrowings	2,025	—	36,387	—	(38,412)	—
Payment of capital contributions	(3,011)	—	—	—	3,011	—
Other, net	—	—	—	(78)	—	(78)
Net cash provided (used) by investing activities	(986)	43,733	135,285	(483)	(93,908)	83,641

Cash flows from financing activities:
Repayment of borrowings under Media General Credit Agreement	—	—	(160,000)	—	—	(160,000)
Repayment of 2021 Notes	—	(15,863)	—	—	—	(15,863)
Repayment of borrowings under Shield Media Credit Agreement	—	—	—	(1,800)	—	(1,800)
Repayment of other borrowings	—	—	—	(873)	—	(873)
Repurchase of shares	—	—	(33,724)	—	—	(33,724)
Payment for the acquisition of noncontrolling interest	—	(10,872)	—	—	—	(10,872)
Cash paid for debt modification	—	—	(3,425)	—	—	(3,425)
Exercise of stock options	—	—	1,848	—	—	1,848
Payment of dividend	—	—	(58,507)	—	58,507	—
Payments on intercompany borrowing	—	(38,412)	—	—	38,412	—
Receipt of capital contributions	—	3,011	—	—	(3,011)	—
Other, net	—	(312)	(164)	(70)	—	(546)
Net cash (used) provided by financing activities	—	(62,448)	(253,972)	(2,743)	93,908	(225,255)

Net (decrease) increase in cash and cash equivalents	(2,388)	(630)	(3,444)	344	—	(6,118)
Cash and cash equivalents at beginning of period	2,388	9,658	27,371	4,503	—	43,920
Cash and cash equivalents at end of period	$—	$9,028	$23,927	$4,847	$—	$37,802

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Media General is one of the U.S.’s largest local multimedia companies, providing top-rated news, information and entertainment across 48 markets. Media General, Inc. owns, operates or provides services to 71 network-affiliated broadcast television stations (23 with CBS, 13 with NBC, 12 with ABC, 8 with FOX, 8 with CW and 7 with MyNetworkTV) and their associated digital media and mobile platforms. These stations reach approximately 23% of U.S. TV households, and the Company reaches nearly 41% of the U.S. Internet audience. 50 of the 71 stations are located in the top 100 designated market areas as grouped by Nielsen (“DMAs”), while 27 of the 71 stations are located in the top 50 markets. The Company also has a large and diverse digital media business.

In September 2015, the Company announced a merger agreement under which the Company would have acquired all of the outstanding common stock of Meredith Corporation (“Meredith”) in a cash and stock transaction. Later in September of 2015 the Company received an unsolicited proposal from Nexstar Broadcasting Group, Inc. (“Nexstar”) to acquire all of the outstanding common stock of Media General. Following discussion between the various parties, in January 2016 Media General terminated its agreement with Meredith, with Media General paying Meredith a $60 million termination fee and providing Meredith with an opportunity to negotiate for the purchase of certain broadcast and digital assets owned by the Company. Immediately thereafter, the Company entered into an agreement with Nexstar whereby Nexstar will acquire all outstanding shares of Media General for $10.55 per share in cash, 0.1249 shares of Nexstar Class A common stock for each Media General share and a contingent value right (CVR). The cash consideration and the stock consideration are fixed amounts and do not increase or decrease based upon the proceeds (if any) from the disposition of either Nexstar's or Media General's spectrum in the FCC's Incentive Auction. Upon the completion of the transaction, Nexstar will change its name to Nexstar Media Group. Each CVR will entitle Media General shareholders to a pro rata share of the net cash proceeds as received from the sale of Media General's spectrum in the FCC's Incentive Auction. It is estimated that Media General shareholders will own approximately 34% and existing Nexstar shareholders will retain approximately 66% ownership of the combined company after closing. The closing of the transaction is subject to the satisfaction of a number of conditions including, but not limited to, the approval of various matters relating to the transaction by Media General and Nexstar shareholders, the approval of the FCC, clearance under the Hart-Scott-Rodino antitrust act and certain third party consents. On September 15, 2016, the transaction received clearance under the Hart-Scott-Rodino antitrust act.

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

In April 2012, President Obama signed into law the American Jobs Act, which provides the FCC with the authority to conduct an “incentive auction” to auction and repurpose broadcast television spectrum for mobile broadband use. Pursuant to this authority and to encourage broadcasters to tender their licenses for auction, the FCC is permitted to share the proceeds of spectrum auction with incumbent television station licensees. In order to receive proceeds, licensees must agree to give up their licenses, share spectrum, or, in some cases, move to a different channel to facilitate an auction of their previous channel. The FCC would then “repack” non-tendering UHF broadcasters into the lower portions of the UHF band and auction new “flexible use” wireless licenses in the upper portion of the UHF band. By statute, television stations’ participation in the incentive auction is voluntary. Two stages of both the reverse auction and forward auctions have closed. Stage 3 of the incentive auction will begin on November 1, 2016. Depending on the outcome of Stage 3, the FCC may conduct one or more additional stages of the incentive auction. No auction results have been finalized. As part of the Nexstar agreement, the Company has a contingent value right entitling Media General shareholders to a pro rata share of the net cash proceeds received from the sale of Media General’s spectrum. The Company anticipates that this right could be worth anywhere from $0 to $4 per share.

RESULTS OF OPERATIONS

The Company recorded net losses attributable to Media General of $68.7 million ($0.53 per diluted share) and $76.4 million ($0.59 per diluted share) in the three and nine months ended September 30, 2016, compared to net losses attributable to Media General of $48.5 million ($0.38 per diluted share) and $54.3 million ($0.42 per diluted share) in the equivalent periods of 2015. The net loss attributable to Media General for the third quarter of 2016 increased $20 million from the equivalent period in the prior year driven by a goodwill and intangible asset impairment charge of $113 million recorded in the third quarter of 2016. The third quarter of 2015 included a smaller goodwill impairment charge of $53 million. The Company's results during the first nine months of 2016 included the $113 million impairment charge, $69 million of merger-related expenses (including a $60 million termination fee paid to Meredith in January 2016) and restructuring expenses of $5 million. Comparatively, the Company's results during the first nine months of 2015 included the $53 million impairment charge, merger-related expenses of $19 million, non-operating gains of $5.6 million (in Other, net) on the relocation of broadcast channels in Lansing, Michigan and Austin, Texas and a $2.5 million reduction in Operating Expenses for settlement proceeds related to prior-period overcharges by a music licensing agency.

Net loss for the third quarter of 2016 was $67.6 million and included net income attributable to noncontrolling interests of $1.2 million. For the first nine months of 2016 the Company recorded a net loss of $74 million and net income attributable to noncontrolling interests of $2.4 million. The income attributable to noncontrolling interests represents the aggregate income of certain stations operated by the Company through JSA/SSA arrangements. The remaining noncontrolling interest in HYFN Inc. was acquired by the Company on April 1, 2016.

The Company generated $130 million and $352 million of operating income from its Broadcast segment in the three and nine months ended September 30, 2016, respectively. Its Digital segment recorded operating income of $4.9 million and $6.4 million during the same periods.

REVENUES

Revenues were $377 million and $1.1 billion in the third quarter and first nine months of 2016, respectively, compared to $322 million and $939 million in the same prior-year periods. Revenues are grouped primarily into four major categories: Local, National, Political and Digital. The following chart summarizes the consolidated period-over-period changes in these select revenue categories.

	Three Months Ended

(Unaudited, in thousands)	September 30, 2016	% of Total	September 30, 2015	Percent Change
Local	$249,357	66.0%	$211,643	17.8%
National	54,575	14.0%	52,352	4.2%
Political	25,579	7.0%	4,566	460.2%
Digital	39,913	11.0%	43,744	(8.8)%
Other	7,932	2.0%	9,431	(15.9)%
Net operating revenue	$377,356		$321,736	17.3%

	Nine Months Ended

(Unaudited, in thousands)	September 30, 2016	% of Total	September 30, 2015	Percent Change
Local	$727,441	67.1%	$638,669	13.9%
National	157,698	14.6%	154,601	2.0%
Political	52,037	4.8%	8,131	540.0%
Digital	120,828	11.2%	110,147	9.7%
Other	25,521	2.4%	27,445	(7.0)%
Net operating revenue	$1,083,525		$938,993	15.4%

Local revenue increased $38 million and $89 million during the three and nine months ended September 30, 2016, respectively, as a result of increased retransmission revenue and, to a lesser extent, an increase in core advertising. Core advertising revenue increased 2.7% for the quarter, driven by strong summer Olympic advertising. For the year-to-date, core advertising increased 1.1% driven by medical, retail, home improvement and automotive advertising. Political revenue for the quarter was over 5 times the prior-year level due to strong advertising levels in Ohio, Florida, Indiana, Iowa, Pennsylvania and North Carolina. Political for the year-to-date was six-fold the prior-year level due to the Presidential election and other contested races in this even-numbered year. The 9% decrease in Digital revenue for the quarter was the result of lower National and Regional advertising due to the loss of certain advertisers. The 10% increase in Digital revenue for the year-to-date was primarily the result of increased activity in social media, increased Local advertising and higher traffic on our stations' websites.

OPERATING COSTS

Total operating costs increased $53 million and $158 million in the third quarter and first nine months of 2016, respectively, from the prior-year equivalent periods. The increases during both the quarter and year-to-date periods are due in large part to a $113 million goodwill and other asset impairment charge recorded during the third quarter of 2016 (compared to a charge of $53 million recorded during the third quarter of 2015) and increased network programming payments, which rose $14 million and $40 million for the three and nine months ended September 30, 2016, respectively. Additionally, the first nine months of 2016 included a $60 million fee paid to Meredith to terminate that merger agreement and a $7 million one-time payment related to the purchase of HYFN (as discussed in Item 1, Note 10). The increase in network programming payments was driven in large part by the increase in retransmission revenue. Absent the impairment charges, merger-related expenses, restructuring costs, the one-time acquisition-related compensation and higher network fees, total operating costs for the third quarter decreased 4% from the same period in the prior year and total operating costs for the first nine months of 2016 were flat when compared to the same period in 2015, reflecting effective expense management.

Corporate and other expenses as reported on the Consolidated Condensed Statements of Comprehensive Income decreased by $3.9 million, or 31%, in the third quarter of 2016, due to lower stock-based compensation and the favorable impact of merger related synergies. For the first nine months of 2016, Corporate and other expenses decreased $491 thousand despite a one-time acquisition-related compensation payment of $7 million related to HYFN as discussed above. Excluding the impact of the one-time payment, Corporate expenses would have decreased 21% for the first nine months of 2016 due to lower stock-based compensation and the impact of merger related synergies.

Depreciation and amortization expense as reported on the Consolidated Condensed Statements of Comprehensive Income was $41 million and $121 million in the three and nine months ended September 30, 2016, respectively, compared to $40 million and $123 million in the corresponding prior-year periods.

The Company recorded $1.4 million and $10 million of merger-related costs in the third quarter of 2016 and 2015, respectively, as shown on the Consolidated Condensed Statements of Comprehensive Income primarily for employee severance, investment banking, legal and professional fees related to the LIN Merger and the merger with Nexstar (reflected in 2016 only). The 2016 costs also included legal fees related to the terminated merger with Meredith. Merger-related costs for the first nine months of 2016 were $69 million compared to $19 million in the first nine months of 2015. The merger-related expenses for the first nine months of 2016 included a $60 million termination fee associated with the terminated Meredith merger, employee severance, investment banking, legal, and professional fees related to the LIN Merger, the Nexstar Merger and the terminated merger with Meredith. Merger-related costs for the first nine months of 2015 were primarily for restructuring, investment banking, legal and professional fees related to the LIN Merger and the terminated merger with Meredith.

The Company recorded restructuring charges of $4.9 million for first nine months of 2016 related to the Digital operations and WAGT. In September 2015, the Company adopted a plan to restructure certain Digital segment operations (as discussed in Item 1, Note 10), which is expected to save the Company $14.7 million in operating costs annually. The Company took additional steps under this plan in the first quarter of 2016. The Company recorded restructuring expense of $2.3 million related to the plan during the nine months ended September 30, 2016. In the nine months ended September 30, 2016 the Company recorded restructuring expense of $2.6 million related to WAGT as described in Item 1, Note 10. As of September 30, 2016, Media General has pending legal causes of action against Gray, and Schurz Communications, Inc. and WAGT Television, Inc., including but not limited to, causes of action for breach of contract. The Company has agreed to stay this litigation pending the closing of the Nexstar merger and the divestiture of certain stations with Gray (as discussed in Item 1, Note 1). If the transactions close, the parties will dismiss all claims and counterclaims with no additional consideration for either party. If not, the parties may resume the litigation.

INTEREST EXPENSE

For the three and nine months ended September 30, 2016, interest expense was $29 million and $86 million, respectively, representing a decrease of 3.2% and 4.7% from the corresponding periods in the prior year due to repayments of debt during 2016. The Company’s effective interest rate was just over 5% for all periods presented.

During the first nine months of 2016, the Company repaid $60 million of principal and premium on the Media General term loan as well as $3 million on the Shield loans and certain other borrowings. The Company was only required to make aggregate principal payments of $2.9 million.

INCOME TAXES

The effective tax rate was a negative 17.4% in the third quarter of 2016 as compared to 7.3% in the third quarter of 2015. The effective tax rate in the first nine months of 2016 was a negative 2.5% as compared to 6.6% in the equivalent prior-year period. The low tax rates in both periods were due to the goodwill and intangible asset impairment charges that were largely non-deductible for tax purposes. The tax expense in both years was predominantly non-cash due to the Company’s significant net operating loss carryover.  Current tax expense was approximately $1.7 million and $0.4 million for the third quarters of 2016 and 2015, respectively, and was approximately $4.0 million and $1.9 million in the first nine months of 2016 and 2015, respectively; it was attributable primarily to state and AMT income taxes. Cash taxes paid (net of refunds) in the first nine months of 2016 was $2.9 million.

The Company records income tax expense using the liability method, under which deferred tax assets and liabilities are recorded for the differing treatments of various items for financial reporting versus tax reporting purposes. The Company evaluates the need for a valuation allowance for deferred tax assets. Included in that analysis is the fact that the Company has carried forward an estimated $481 million of net operating losses (NOLs) as of September 30, 2016. The Company anticipates being able to use these NOLs before they expire over the course of the next 20 years, although there are certain limitations in future years.

OTHER

The Company’s Digital business units were recorded at fair value in conjunction with the LIN Merger in December of 2014. Due to a projected decrease in operating results of the Company's Digital businesses, the Company performed an interim impairment assessment as of September 30, 2015 on three Digital reporting units acquired as part of the LIN Merger. The turnover of key sales personnel and the industry-wide shift to software enabled automated buying and placement of digital advertising led to a decrease in projected operating results for the Company's historical arbitrage media placement businesses. As a result of the impairment review, two of the three reporting units passed the first step of the evaluation as their fair values exceeded their carrying values by more than 10%. The fair value of the third reporting unit, LIN Digital, did not exceed its carrying value. As a result, the Company performed the second step of the impairment test and recorded a non-cash pretax goodwill impairment charge at its LIN Digital reporting unit of $53 million in the third quarter of 2015.

In early 2016, the Company combined these three distinct businesses into one business, New Federated Media, under new management and made significant changes to its sales force. The Company had expected these changes would enable the business to operate more effectively in the marketplace with an acceleration of growth in the second half of 2016. However, the industry-wide shift to software enabled automated buying and placement of digital advertising quickened and combined with a rapid rise in social media advertising have led to compressed margins and lowered demand for the Company’s other digital products. As a result the Company has not experienced the acceleration of revenues it had expected in the second half of 2016. Additionally, the dynamics of the marketplace have changed significantly so that the Company’s long-term forecast now reflects margins at half the level it had previously expected. Therefore the Company performed another interim impairment test as of September 30, 2016. This combination of slower growth and reduced margins has resulted in both non-cash goodwill impairment and non-cash intangible asset impairment totaling a combined $113 million that was recorded in the third quarter of 2016. After recording the impairment charges, the goodwill allocated to New Federated Media was $30 million as of September 30, 2016. The calculation of impairment involves the use of significant judgment and estimates that management believes are appropriate in the circumstances although it is reasonably possible that actual performance will differ from these estimates. These estimates include those relating to revenue growth, compensation levels, digital advertising placement prices, capital expenditures, discount rates and market trading multiples for digital advertising assets.

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

For the three and nine months ended September 30, 2015, the Company recorded non-operating gains of $2.5 million and $5.6 million, respectively, related to agreements with a telecommunications company to relocate broadcast channels in our Lansing, Michigan and Austin, Texas markets.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash flow from operations, but it also has access to a $150 million revolving credit facility and cash on its balance sheet. The Company has $146 million of availability under the revolving credit facility (giving effect to $3.6 million of letters of credit which have been issued but are undrawn) and $58 million of cash on its balance sheet as of September 30, 2016. There is $5.7 million of cash in the consolidated balance sheet as of September 30, 2016, which can only be used to settle the obligations of the VIEs as discussed in Note 3. During the first nine months of 2016, the Company has used its cash for the Meredith termination fee, to pay down debt and make capital expenditures.

The Company generated $142 million of cash from operating activities during the nine months ended September 30, 2016. This compared to $135 million of net cash generated by operating activities in the year-ago period. The increase from the year-ago period is primarily the result of increased retransmission and Political revenues.

The Company internally, and analysts in the Broadcast industry, use a non-GAAP Broadcast Cash Flow (BCF) metric as a key measure. BCF is defined as operating income plus corporate and other expenses, depreciation and amortization, net gains related to property and equipment, program license rights amortization less payments for program license rights, merger-related expenses, and restructuring expenses. As shown in the table that follows, BCF increased from $90 million to $135 million in the third quarter of 2016 and from $264 million to $357 million in the first nine months of 2016, primarily due to the impact of Political, Olympic and retransmission revenue during 2016:

	Three Months Ended

(Unaudited, in thousands)	September 30, 2016	September 30, 2015
Net Operating Revenue	$377,356	$321,736
Less: Operating Costs	(405,506)	(352,178)
Operating Income	(28,150)	(30,442)
Add:
Depreciation and amortization	40,762	40,385
Corporate and other expenses	8,671	12,598
Gain related to property and equipment, net	143	96
Program license rights, net	171	3,457
Goodwill and other asset impairment	112,511	52,862
Merger-related expenses	1,360	10,014
Restructuring expenses	(45)	1,132
Broadcast cash flow	$135,423	$90,102

	Nine Months Ended

(Unaudited, in thousands)	September 30, 2016	September 30, 2015
Net Operating Revenue	$1,083,525	$938,993
Less: Operating Costs	(1,069,520)	(911,936)
Operating Income	14,005	27,057
Add:
Depreciation and amortization	121,220	123,286
Corporate and other expenses	37,124	37,615
Gain related to property and equipment, net	(538)	(328)
Program license rights, net	(645)	3,504
Goodwill and other asset impairment	112,511	52,862
Merger-related expenses	68,803	18,907
Restructuring expenses	4,933	1,132
Broadcast cash flow	$357,413	$264,035

The Company used cash for its investing activities of $28 million during the first nine months of 2016 primarily due to $34 million of capital expenditures partially offset by $6.2 million of proceeds from the sale of property and equipment. Investing activities provided cash of $84 million for the first nine months of 2015 primarily due to the release from a qualified intermediary of $120 million in restricted cash related to the 2014 sale of WJAR-TV and $3.1 million related to the relocation of broadcast channels in Lansing, Michigan and Austin, Texas. The cash inflows were partially offset by capital expenditures of $41 million.

Cash used by financing activities of $97 million in the nine months ended September 30, 2016 compared to cash used by financing activities of $225 million in the nine months ended September 30, 2015. During 2016 the Company repaid $63 million of debt and also had a $35 million cash outflow related to the acquisition of the remaining noncontrolling interest in HYFN. The higher outflow in 2015 primarily resulted from debt repayments of $178 million, an $11 million cash outflow related to the acquisition of the remaining noncontrolling interest in Dedicated Media and cash payments of $34 million for share repurchases under the share repurchase program approved by the Board of Directors during 2015.

Debt Agreements

At September 30, 2016, the Company had the following debt facilities and other debt instruments:

	Maturity Date	Amount	Interest Rate
Term Loan	2020	$1,481 million	LIBOR + 3.00% w/ 1% LIBOR floor
Revolver	2018	$146 million available; None drawn	LIBOR + 2.50%; 0.5% commitment fee
5.875% Senior Notes	2022	$400 million	Fixed
6.375% Senior Notes	2021	$275 million	Fixed
Shield Media Term Loans	2018	$25 million	LIBOR + 3.00%
Other Borrowings	2016/2017	$0.4 million	LIBOR + 3.00%

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

The credit agreement governing the Senior Secured Credit Facility contains a leverage ratio covenant which is tested for purposes of the Revolving Loan Facility if and when the Revolver borrowings and non-collateralized letters of credit exceed $45 million at a quarter end. At other times, there is not a required maximum leverage ratio in which the Company must operate. The leverage ratio involves debt levels and a rolling eight-quarter calculation of EBITDA, as defined in the agreement if applicable. For the third quarter of 2016, the maximum ratio would have been 5.0 times if it had been in effect. Additionally, the agreement has restrictions on certain transactions that are operational regardless of Revolver borrowing level, including the incurrence of additional debt, capital leases, investments, fundamental changes (including additional acquisitions mergers or consolidations), limitation liens, prepayment or amendment of certain debt, transactions with affiliates, changes in the nature of the business, asset sales and restricted payments (including dividends and share repurchases) as defined in the agreement.

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

Consolidated net leverage, as defined in the Credit Agreement governing the Revolving Credit Facility, was 4.84x as of September 30, 2016. As noted above, the Company was not required to operate within the maximum leverage ratio as the Revolver borrowings and non-collateralized letters of credit did not exceed $45 million as of September 30, 2016.

OUTLOOK

The Company owns, operates or provides services to 71 stations across 48 markets covering 23% of U.S. TV households. While the Political spending for the year hasn't been as strong as originally anticipated, the Company’s scale and location within several strongly contested states has facilitated increased cash flow. The 2016 Summer Olympics generated a 14% increase in revenue from the 2012 Summer Olympics on a same-station basis. Additionally, the Company grew retransmission revenue in the first nine months of 2016 and is participating in the FCC spectrum auction that is currently ongoing. For the remainder of 2016, the Company expects to continue to generate free cash flow from Political and retransmission, however current expectations for Political are lower than originally projected. The Company continues to work with Nexstar to secure the necessary approvals to effectuate the announced merger transaction.

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

 Various important factors could cause actual results to differ materially from the Company’s forward looking statements, estimates or projections including, without limitation:  the impact of the Nexstar merger transaction, changes in advertising demand, emergence of new digital advertising platforms, health care cost trends, changes to pending accounting standards, changes in consumer preferences for programming and delivery method, changes in relationships with broadcast networks and advertisers, the performance of pension plan assets, regulatory rulings including those related to joint sales and shared service agreements and tax law, natural disasters, and the ability to renew retransmission and broadcast network agreements. Actual results may differ materially from those suggested by forward-looking statements for a number of reasons including those described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.          Quantitative and Qualitative Disclosure About Market Risk

The Company’s Annual Report on Form 10-K for the year ended December 31, 2015, provides disclosures about market risk. As of September 30, 2016, there have been no material changes in the Company’s market risk from December 31, 2015.

Item 4.          Controls and Procedures

      The Company’s management, including its chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2016. Based on that evaluation, the Company’s management, including its chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II.     OTHER INFORMATION

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.          Other Information

None.

Item 6.          Exhibits

(a) Exhibits

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32	Section 906 Chief Executive Officer and Chief Financial Officer Certification

101
The following financial information from the Media General, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL includes: (i) Consolidated Condensed Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and September 30, 2015, (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015, and (iv) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA GENERAL, INC.

Date: November 9, 2016	By:	/s/ Vincent L. Sadusky
Vincent L. Sadusky
President and Chief Executive Officer

Date: November 9, 2016	By:	/s/ James F. Woodward
James F. Woodward
Senior Vice President, Chief Financial Officer